Form 10-Q
period 2021-03-31
IMAX CORP
filed 2021-04-29
CIK 921582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of March 31, 2021
Common Shares, no par value	59,357,956

IMAX CORPORATION

IMAX CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

IMAX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. Dollars except share amounts)

(Unaudited)

	March 31,	December 31,
	2021	2020
Assets
Cash and cash equivalents	$267,794	$317,379
Accounts receivable, net	69,582	56,300
Financing receivables, net	130,836	131,810
Variable consideration receivables, net	41,095	40,526
Inventories	39,119	39,580
Prepaid expenses	12,762	10,420
Film assets, net	5,793	5,777
Property, plant and equipment, net	269,820	277,397
Investment in equity securities	1,086	13,633
Other assets	21,799	21,673
Deferred income tax assets, net	18,303	17,983
Goodwill	39,027	39,027
Other intangible assets, net	25,347	26,245
Total assets	$942,363	$997,750
Liabilities
Accounts payable	$16,224	$20,837
Accrued and other liabilities	104,499	99,354
Revolving credit facility borrowings, net	50,813	305,676
Convertible notes, net	222,486	—
Deferred revenue	93,208	87,982
Deferred income tax liabilities	19,681	19,134
Total liabilities	506,911	532,983
Commitments and contingencies
Non-controlling interests	750	759
Shareholders' equity
Capital stock common shares — no par value. Authorized — unlimited number.
59,358,679 issued and 59,357,956 outstanding (December 31, 2020 — 58,921,731 issued and 58,921,008 outstanding)	414,993	407,031
Less: Treasury stock, 723 shares at cost (December 31, 2020 — 723)	(11)	(11)
Other equity	155,653	180,330
Accumulated deficit	(217,689)	(202,849)
Accumulated other comprehensive (loss) income	(459)	988
Total shareholders' equity attributable to common shareholders	352,487	385,489
Non-controlling interests	82,215	78,519
Total shareholders' equity	434,702	464,008
Total liabilities and shareholders' equity	$942,363	$997,750

(See the accompanying notes, which are an integral part of these Condensed Consolidated Financial Statements.)

IMAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. Dollars, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Revenues
Technology sales	$6,175	$5,662
Image enhancement and maintenance services	21,615	20,721
Technology rentals	8,359	5,971
Finance income	2,605	2,548
	38,754	34,902
Costs and expenses applicable to revenues
Technology sales	5,053	3,869
Image enhancement and maintenance services	9,764	17,816
Technology rentals	6,656	8,131
	21,473	29,816
Gross margin	17,281	5,086
Selling, general and administrative expenses	25,209	28,636
Research and development	1,471	2,200
Amortization of intangibles	1,141	1,321
Credit loss expense	305	10,217
Asset impairments	—	1,151
Loss from operations	(10,845)	(38,439)
Realized and unrealized investment gains (losses)	5,248	(4,539)
Retirement benefits non-service expense	(114)	(116)
Interest income	583	365
Interest expense	(2,304)	(648)
Loss before taxes	(7,432)	(43,377)
Income tax expense	(3,068)	(15,505)
Equity in losses of investees, net of tax	—	(529)
Net loss	(10,500)	(59,411)
Less: Net (income) loss attributable to non-controlling interests	(4,340)	10,057
Net loss attributable to common shareholders	$(14,840)	$(49,354)

Net loss per share attributable to common shareholders - basic and diluted:
Net loss per share — basic and diluted	$(0.25)	$(0.82)

(See the accompanying notes, which are an integral part of these Condensed Consolidated Financial Statements.)

IMAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands of U.S. Dollars)

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Net loss	$(10,500)	$(59,411)
Unrealized net gain (loss) from cash flow hedging instruments	295	(2,860)
Realization of cash flow hedging net (gain) loss upon settlement	(231)	358
Reclassification of unrealized gain from ineffective cash flow hedging instruments	(22)	—
Foreign currency translation adjustments	(2,166)	(1,111)
Defined benefit and postretirement benefit plans	48	13
Other comprehensive loss, before tax	(2,076)	(3,600)
Income tax (expense) benefit related to other comprehensive loss	(24)	695
Other comprehensive loss, net of tax	(2,100)	(2,905)
Comprehensive loss	(12,600)	(62,316)
Comprehensive (income) loss attributable to non-controlling interests	(3,687)	10,393
Comprehensive loss attributable to common shareholders	$(16,287)	$(51,923)

(See the accompanying notes, which are an integral part of these Condensed Consolidated Financial Statements.)

IMAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. Dollars)

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Operating Activities
Net loss	$(10,500)	$(59,411)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation and amortization	12,986	15,252
Credit loss expense	305	10,217
Write-downs	213	4,403
Deferred income tax expense	158	5,627
Share-based and other non-cash compensation	5,421	4,309
Unrealized foreign currency exchange loss	113	223
Realized and unrealized investment (gains) losses	(5,248)	4,539
Equity in losses of investees	—	529
Changes in assets and liabilities:
Accounts receivable	(13,744)	28,191
Inventories	437	(18,344)
Film assets	(2,213)	(3,064)
Deferred revenue	5,276	8,807
Changes in other operating assets and liabilities	(4,155)	4,688
Net cash (used in) provided by operating activities	(10,951)	5,966
Investing Activities
Purchase of property, plant and equipment	(466)	(271)
Investment in equipment for joint revenue sharing arrangements	(1,540)	(1,580)
Acquisition of other intangible assets	(1,507)	(862)
Proceeds from sale of equity securities	17,769	—
Net cash provided by (used in) investing activities	14,256	(2,713)
Financing Activities
Proceeds from issuance of convertible notes, net	223,675	—
Purchase of capped calls related to convertible notes	(19,067)	—
Revolving credit facility borrowings	—	280,000
Repayments of revolving credit facility borrowings	(255,000)	—
Credit facility amendment fees paid	(32)	—
Settlement of restricted share units and options	—	(1,667)
Treasury stock repurchased for future settlement of restricted share units	—	(1,419)
Repurchase of common shares, IMAX China	—	(891)
Taxes withheld and paid on employee stock awards vested	(3,045)	(236)
Common shares issued - stock options exercised	824	—
Repurchase of common shares	—	(36,624)
Net cash (used in) provided by financing activities	(52,645)	239,163
Effects of exchange rate changes on cash	(245)	377
(Decrease) increase in cash and cash equivalents during period	(49,585)	242,793
Cash and cash equivalents, beginning of period	317,379	109,484
Cash and cash equivalents, end of period	$267,794	$352,277

(See the accompanying notes, which are an integral part of these Condensed Consolidated Financial Statements.)

IMAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands of U.S. Dollars)

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Adjustments to capital stock:
Balance, beginning of period	$407,020	$419,348
Change in shares held in treasury	—	2,619
Employee stock options exercised	824	—
Grant date fair value of stock options exercised	253	—
Average carrying value of repurchased and retired common shares	—	(17,803)
Restricted share units vested, net of shares withheld for employee tax obligations	6,885	—
Balance, end of period	414,982	404,164
Adjustments to other equity:
Balance, beginning of period	180,330	171,789
Amortization of share-based payment expense - stock options	407	598
Amortization of share-based payment expense - restricted share units	3,626	2,814
Amortization of share-based payment expense - performance stock units	1,117	287
Restricted share units vested	(10,507)	(5,705)
Grant date fair value of stock options exercised	(253)	—
Common shares repurchased, IMAX China	—	(891)
Purchase of capped calls related to convertible notes	(19,067)	—
Balance, end of period	155,653	168,892
Adjustments to accumulated deficit:
Balance, beginning of period	(202,849)	(40,253)
Net loss attributable to common shareholders	(14,840)	(49,354)
Common shares repurchased and retired	—	(18,821)
Balance, end of period	(217,689)	(108,428)
Adjustments to accumulated other comprehensive income (loss):
Balance, beginning of period	988	(3,190)
Other comprehensive loss, net of tax	(1,447)	(2,569)
Balance, end of period	(459)	(5,759)
Adjustments to non-controlling interests:
Balance, beginning of period	78,519	89,493
Net income (loss) attributable to non-controlling interests	4,349	(9,649)
Other comprehensive loss, net of tax	(653)	(336)
Balance, end of period	82,215	79,508
Total Shareholders' Equity	$434,702	$538,377

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

These Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in the Company’s 2020 Annual Report on Form 10-K (the “2020 Form 10-K”), which should be consulted for a summary of the significant accounting policies utilized by the Company. The Condensed Consolidated Financial Statements are prepared following the same accounting policies disclosed in the 2020 Form 10-K.

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

Total assets and liabilities of the Company’s consolidated VIEs are as follows:

	March 31,	December 31,
(In thousands of U.S. Dollars)	2021	2020
Total assets	$1,558	$1,543
Total liabilities	$258	$230

In March 2021, the Company and Maximus Technologies Limited (“Maximus”), a next-generation visual effects company, established a joint venture, IMAX AI, to deliver A.I.-based solutions for Ultra High Definition (UHD) 4K enhancement across smart devices, new and library content, and real-time enhancement of live entertainment and sports. IMAX and Maximus each own 50% of IMAX AI. In connection with the formation of the joint venture, IMAX and Maximus are each contributing $250,000 in cash, as well as certain intellectual property assets. The intellectual property assets contributed by the Company had a nominal carrying value. The Company is using the equity method to account for this investment as IMAX AI is jointly controlled.

Estimates and Assumptions

In preparing the Company’s Condensed Consolidated Financial Statements, management makes judgments in applying various accounting policies. The areas of policy judgment are consistent with those reported in Note 3(b) in the 2020 Form 10-K. In addition, management makes assumptions about the Company’s future operating results and cash flows in deriving critical accounting estimates used in preparing the Condensed Consolidated Financial Statements. The significant estimates made by management include, but are not limited to: (i) the allocation of the transaction price in an IMAX Theater System arrangement to distinct performance obligations; (ii) estimates of variable consideration related to future box office performance; (iii) expected credit losses on accounts receivable, financing receivables and variable consideration receivables; (iv) provisions for the write-down of excess and obsolete inventory; (v) the fair values of the reporting units used in assessing the recoverability of goodwill; (vi) the cash flow estimates used in testing the recoverability of long-lived assets such as the theater system equipment supporting joint revenue sharing arrangements; (vii) the economic lives of the theater system equipment supporting joint revenue sharing arrangements; (viii) the useful lives of intangible assets; (ix) the ultimate revenue forecasts used to test the recoverability of film assets; (x) the discount rates used to determine the present value of lease liabilities; (xi) pension plan assumptions; (xii) estimates related to the fair value and projected vesting of share-based payment awards; (xiii) the valuation of deferred income tax assets; and (xiv) reserves related to uncertain tax positions.

The Company’s operations have been significantly impacted by the COVID-19 global pandemic, as described in Note 2. There is significant ongoing uncertainty surrounding the extent and duration of the impacts that the pandemic will continue to have on box office results and the installation of IMAX Theater Systems, as well as the Company’s customers, suppliers, and employees. There is heightened potential for future credit losses on receivables, inventory write downs, impairments of film assets, impairments of long-lived assets (including the theater system equipment supporting the Company’s joint revenue sharing arrangements), impairments of goodwill, a further valuation allowance against deferred tax assets, and the reversal of variable consideration receivables that are based on estimates of future box office performance. In the current environment, assumptions about box office results, IMAX Theater System installations, and customer creditworthiness have greater variability than normal, which could in the future significantly affect the valuation of the Company’s financial and non-financial assets. The cash flow estimates used to test the recoverability of certain of the Company’s long-lived assets are based on a longer time horizon due to the long-term nature of the underlying contracts, allowing time for a recovery of the cash flows associated with the underlying asset groups, which management has factored into its estimates. The accuracy of management’s estimates is dependent, in part, on the timing and extent of the reopening of theaters in the IMAX network, and on the release of new films by movie studios. These theater reopening and film release scenarios are highly uncertain and have been factored into management’s cash flow estimates. As an understanding of the longer-term impacts of COVID-19 on the Company’s customers and business develops, there is a heightened potential for changes in management’s estimates over the remainder of 2021.

2.  Impact of COVID-19 Pandemic

In late January 2020, in response to the public health risks associated with the novel coronavirus and the disease that it causes (“COVID-19”), the Chinese government directed exhibitors in China to temporarily close more than 70,000 movie theaters, including all of the approximately 700 IMAX theaters in mainland China. On March 11, 2020, due to the worsening public health crisis associated with the novel coronavirus, COVID-19 was characterized as a pandemic by the World Health Organization, and in the following weeks, local, state and national governments instituted stay-at-home orders and restrictions on large public gatherings, which caused movie theaters in countries around the world to temporarily close, including substantially all of the IMAX theaters in those countries. As a result of the theater closures, movie studios postponed the theatrical release of most films originally scheduled for release in 2020 and early 2021, including many scheduled to be shown in IMAX theaters, while several other films were released directly or concurrently to streaming platforms. More recently, stay-at-home orders have been lifted in many countries and movie theaters throughout the IMAX network gradually reopened in the third quarter of 2020 with reduced capacities, physical distancing requirements, and other safety measures. As of March 31, 2021, 77% of the theaters in the global IMAX commercial multiplex network were open, including substantially all of the theaters in Greater China. In many parts of Asia, audiences have returned to theaters, particularly IMAX theaters, in numbers approximating pre-pandemic attendance levels despite the continued delay of Hollywood theatrical releases, which typically account for 70% of box office ticket sales in those regions. However, ticket sales have been significantly lower than normal levels in theaters outside of Asia due in significant part to the continued delays in the Hollywood theatrical release schedule. As a result, during the first quarter of 2021, certain theater chains have remained closed or operated with capacity restrictions and reduced their operating hours.

The impact of the COVID-19 global pandemic has resulted in significantly lower levels of revenues, earnings and operating cash flows during 2020 and through the end of the first quarter of 2021, when compared to periods prior to the onset of the pandemic, as gross box office (“GBO”) results from the Company’s theater customers declined significantly, the installation of certain theater systems was delayed, and maintenance services were generally suspended for theaters that were closed. Even as the pandemic has receded in many markets around the world, there continues to be few new films released by Hollywood movie studios and a significant number of theaters in the IMAX network remain either closed or operating with capacity restrictions. The Company continues to experience a significant decline in earnings and operating cash flows as it is generating lower than normal levels of GBO-based revenue from its joint revenue sharing arrangements and digital remastering services, it is unable to provide normal maintenance services to any of the theaters that remain closed, and while some installation activity is continuing, certain theater system installations have been, and may continue to be delayed. However, with approximately 77% of the Company’s global theater network open as of March 31, 2021 (including substantially all of the theaters in Greater China), GBO receipts generated by IMAX DMR films and joint revenue sharing arrangements increased in the current quarter, leading to improvement in the Company’s segment results, when compared to the prior year period.

In addition, as a result of the financial difficulties faced by certain of the Company’s exhibition customers as a result of theater closures during the pandemic, the Company has experienced and may continue to experience delays in collecting payments due under existing theater sale or lease arrangements. In response, the Company has provided temporary relief to exhibitor customers by waiving or reducing maintenance fees during periods when theaters are closed or operating with reduced capacities and, in certain situations, by providing extended payment terms on annual minimum payment obligations in exchange for a corresponding or longer extension of the term of the underlying sale or lease arrangement.

The Company may continue to be significantly impacted by the COVID-19 global pandemic even after theaters reopen and resume normal operations. The global economic impact of COVID-19 has led to record levels of unemployment in certain countries, which has led to, and may continue to result in lower consumer spending. The timing and extent of a recovery of consumer behavior and willingness to spend discretionary income on movie-going may delay the Company’s ability to generate significant GBO-based revenue until consumer behavior normalizes and consumer spending recovers.

In response to uncertainties associated with the COVID-19 global pandemic, in the first quarter of 2021, the Company continued to take significant steps to preserve cash by eliminating non-essential costs, keeping certain employees on a temporary furlough, reducing the working hours of other employees and reducing all non-essential capital expenditures to minimum levels. The Company has also implemented an active cash management process, which, among other things, requires senior management approval of all outgoing payments.

In the first quarter of 2021, the Company issued $230.0 million of Convertible Notes. The net proceeds from the issuance of the Convertible Notes were approximately $223.7 million, after deducting the initial purchasers’ discounts and commissions, which were used in part to repay a portion of outstanding borrowings under the Credit Facility provided by the Company’s Credit Agreement with Wells Fargo. In addition, during the first quarter of 2021, the Company entered into the Second Amendment to the Credit Agreement which, among other things, suspends the Senior Secured Net Leverage Ratio financial covenant in the Credit Agreement through the first quarter of 2022 and, once re-established, permits the Company to use EBITDA from the third and fourth quarters of 2019 in lieu of EBITDA for the corresponding quarters of 2021. As of March 31, 2021, the Company was in compliance with all of its requirements under the Credit Agreement, as amended. (Each defined term used, but not defined in this paragraph is defined in Note 7.)

The Company has applied for and received $8.6 million to date in wage subsidies, tax credits and other financial support under COVID-19 relief legislation that has been enacted in the countries in which it operates. During the three months ended March 31, 2021, the Company recognized $1.5 million under the Canada Emergency Wage Subsidy (“CEWS”) program as reductions to Selling, General and Administrative Expenses ($1.2 million) and Costs and Expenses Applicable to Revenues ($0.3 million) in the Condensed Consolidated Statements of Operations. The CEWS program has been extended to September 2021. The Company will continue to review for the availability of additional subsidies and credits for the remaining terms of these programs, where applicable, although there are no guarantees that the Company will ultimately apply for or receive any such additional benefits.

3.  Recently Issued Accounting Standards Not Yet Adopted

In March 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). The purpose of ASU 2020-04 is to provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments are effective for all entities from the beginning of an interim period that includes the issuance date of the ASU. An entity may elect to apply the amendments prospectively through December 31, 2022. The Company is currently assessing the impact of ASU 2020-04 on its Condensed Consolidated Financial Statements.

The Company considers the applicability and impact of all recently issued FASB ASUs. ASUs that are not noted above were assessed and determined to be not applicable or not significant to the Company’s Condensed Consolidated Financial Statements for the period ended March 31, 2021.

4.  Current Expected Credit Losses

The Company’s accounts receivable, financing receivables and variable consideration receivables are measured on the amortized cost basis to be presented at the net amount expected to be collected.

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

The following tables summarize the activity in the Allowance for Credit Losses related to Accounts Receivable for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021
(In thousands of U.S. Dollars)	Theater Operators	Studios	Other	Total
Beginning balance	$8,368	$4,481	$1,446	$14,295
Current period provision (reversal)	599	(499)	(249)	(149)
Write-offs	(170)	(149)	—	(319)
Foreign exchange	(14)	(62)	(9)	(85)
Ending balance	$8,783	$3,771	$1,188	$13,742

	Three Months Ended March 31, 2020
(In thousands of U.S. Dollars)	Theater Operators	Studios	Other	Total
Beginning balance	$3,302	$893	$942	$5,137
Current period provision	3,202	3,090	99	6,391
Ending balance	$6,504	$3,983	$1,041	$11,528

For the three months ended March 31, 2021, the Company reduced its allowance for current expected credit losses related to Accounts Receivable by $0.6 million principally as a result of the write-off of certain receivable balances ($0.3 million) and a net current period reversal to Credit Loss Expense ($0.1 million). The net current period reversal to Credit Loss Expense is due to better than expected collection experience with respect to foreign movie studios, partially offset by an increase in the provision associated with a higher level of accounts receivable in the period. For the three months ended March 31, 2020, the Company recorded provisions for current expected credit losses of $6.4 million, reflecting a reduction in the credit quality of and heightened collection risk associated with theater and foreign movie studio accounts receivable primarily due to the COVID-19 global pandemic.

Management believes that the March 31, 2021 allowance for current expected credit losses related to Accounts Receivable adequately addresses the risk of not collecting these receivables in full. Management’s judgments regarding expected credit losses are based on the facts available to management and involve estimates about the future. Due to the unprecedented nature of the COVID-19 pandemic, its effect on the Company’s customers and their ability to meet their financial obligations to the Company is difficult to predict. As a result, the Company’s judgments and associated estimates of credit losses may ultimately prove, with the benefit of hindsight, to be incorrect (see Note 2).

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

As of March 31, 2021 and December 31, 2020, financing receivables consist of the following:

	March 31,	December 31,
(In thousands of U.S. Dollars)	2021	2020
Net investment in leases
Gross minimum payments due under sales-type leases	$22,009	$20,830
Unearned finance income	(805)	(859)
Present value of minimum payments due under sales-type leases	21,204	19,971
Allowance for credit losses	(581)	(557)
Net investment in leases	20,623	19,414
Financed sales receivables
Gross minimum payments due under financed sales	149,714	150,917
Unearned finance income	(32,010)	(31,247)
Present value of minimum payments due under financed sales	117,704	119,670
Allowance for credit losses	(7,491)	(7,274)
Net financed sales receivables	110,213	112,396
Total financing receivables	$130,836	$131,810

Net financed sales receivables due within one year	$32,591	$34,937
Net financed sales receivables due after one year	77,622	77,459
Total financed sales receivables	$110,213	$112,396

As of March 31, 2021 and December 31, 2020, the weighted-average remaining lease term and weighted-average interest rate associated with the Company’s sales-type lease arrangements and financed sale receivables, as applicable, are as follows:

	March 31,	December 31,
	2021	2020
Weighted-average remaining lease term (in years)
Sales-type lease arrangements	8.4	8.3
Weighted-average interest rate
Sales-type lease arrangements	6.55%	6.56%
Financed sales receivables	8.91%	8.92%

The following tables provide information on the Company’s net investment in leases by credit quality indicator as of March 31, 2021 and December 31, 2020:

(In thousands of U.S. Dollars)	By Origination Year
As of March 31, 2021	2021	2020	2019	2018	2017	Prior	Total
Net investment in leases:
Credit quality classification:
In good standing	$1,952	$1,178	$1,278	$—	$—	$1,556	$5,964
Credit Watch	—	2,918	6,979	2,671	920	960	14,448
Pre-approved transactions	—	—	—	—	—	—	—
Transactions suspended	—	—	—	—	—	792	792
Total net investment in leases	$1,952	$4,096	$8,257	$2,671	$920	$3,308	$21,204

(In thousands of U.S. Dollars)	By Origination Year
As of December 31, 2020	2020	2019	2018	2017	2016	Prior	Total
Net investment in leases:
Credit quality classification:
In good standing	$2,143	$1,190	$2,730	$—	$—	$1,826	$7,889
Credit Watch	2,005	7,278	—	988	—	1,047	11,318
Pre-approved transactions	—	—	—	—	—	—	—
Transactions suspended	—	—	—	—	—	764	764
Total net investment in leases	$4,148	$8,468	$2,730	$988	$—	$3,637	$19,971

The following tables provide information on the Company’s financed sale receivables by credit quality indicator as of March 31, 2021 and December 31, 2020:

(In thousands of U.S. Dollars)	By Origination Year
As of March 31, 2021	2021	2020	2019	2018	2017	Prior	Total
Financed sales receivables:
Credit quality classification:
In good standing	$413	$5,255	$4,386	$2,536	$3,370	$15,268	$31,228
Credit Watch	774	3,442	7,532	11,769	11,233	43,817	78,567
Pre-approved transactions	—	—	—	—	—	709	709
Transactions suspended	—	—	—	—	2,040	5,160	7,200
Total financed sales receivables	$1,187	$8,697	$11,918	$14,305	$16,643	$64,954	$117,704

(In thousands of U.S. Dollars)	By Origination Year
As of December 31, 2020	2020	2019	2018	2017	2016	Prior	Total
Financed sales receivables:
Credit quality classification:
In good standing	$6,830	$5,480	$3,547	$3,740	$5,072	$12,660	$37,329
Credit Watch	1,986	6,501	11,356	12,520	11,446	34,351	78,160
Pre-approved transactions	—	—	—	—	613	755	1,368
Transactions suspended	—	—	—	987	728	1,098	2,813
Total financed sales receivables	$8,816	$11,981	$14,903	$17,247	$17,859	$48,864	$119,670

The following tables provide an aging analysis for the Company’s net investment in leases and financed sale receivables as of March 31, 2021 and December 31, 2020:

	As of March 31, 2021
(In thousands of U.S. Dollars)	Accrued and Current	30-89 Days	90+ Days	Billed	Unbilled	Recorded Receivable	Allowance for Credit Losses	Net
Net investment in leases	$157	$122	$985	$1,264	$19,940	$21,204	$(581)	$20,623
Financed sales receivables	1,495	2,929	11,493	15,917	101,787	117,704	(7,491)	110,213
Total	$1,652	$3,051	$12,478	$17,181	$121,727	$138,908	$(8,072)	$130,836

	As of December 31, 2020
(In thousands of U.S. Dollars)	Accrued and Current	30-89 Days	90+ Days	Billed	Unbilled	Recorded Receivable	Allowance for Credit Losses	Net
Net investment in leases	$298	$180	$689	$1,167	$18,804	$19,971	$(557)	$19,414
Financed sales receivables	3,307	1,943	10,699	15,949	103,721	119,670	(7,274)	112,396
Total	$3,605	$2,123	$11,388	$17,116	$122,525	$139,641	$(7,831)	$131,810

The Company considers Financing Receivables with an aging between 60-89 days as indications of theaters with potential collection concerns. At this point, the Company will begin to focus its review on these Financing Receivables and increase its discussions internally and with the theater regarding payment status. Once a theater’s aging exceeds 90 days, the Company’s policy is to perform an enhanced review to assess collectibility of the theater’s past due accounts. The over 90 days past due category may be an indicator of potential impairment as up to 90 days outstanding is considered to be a reasonable time to resolve any issues. Given the potential impacts of the COVID-19 global pandemic on the Company’s customers, management has enhanced its monitoring procedures with respect to overdue receivables.

The following table provides information about the Company’s net investment in leases and financed sale receivables with billed amounts past due for which it continues to accrue finance income as of March 31, 2021 and December 31, 2020:

	As of March 31, 2021
(In thousands of U.S. Dollars)	Accrued and Current	30-89 Days	90+ Days	Billed	Unbilled	Allowance for Credit Losses	Net
Net investment in leases	$141	$96	$623	$860	$12,644	$(90)	$13,414
Financed sales receivables	983	2,127	9,393	12,503	55,411	(2,589)	65,325
Total	$1,124	$2,223	$10,016	$13,363	$68,055	$(2,679)	$78,739

	As of December 31, 2020
(In thousands of U.S. Dollars)	Accrued and Current	30-89 Days	90+ Days	Billed	Unbilled	Allowance for Credit Losses	Net
Net investment in leases	$231	$162	$359	$752	$13,912	$(310)	$14,354
Financed sales receivables	2,026	1,551	10,249	13,826	62,602	(4,434)	71,994
Total	$2,257	$1,713	$10,608	$14,578	$76,514	$(4,744)	$86,348

The following table provides information about the Company’s net investment in leases and financed sale receivables that are on nonaccrual status as of March 31, 2021 and December 31, 2020:

	As of March 31, 2021			As of December 31, 2020
(In thousands of U.S. Dollars)	Recorded Receivable	Allowance for Credit Losses	Net	Recorded Receivable	Allowance for Credit Losses	Net
Net investment in leases	$792	$(16)	$776	$764	$(18)	$746
Net financed sales receivables	7,200	(2,495)	4,705	2,813	(1,482)	1,331
Total	$7,992	$(2,511)	$5,481	$3,577	$(1,500)	$2,077

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

For the three months ended March 31, 2021, the Company recognized less than $0.1 million (2020 — $0.1 million) in Finance Income related to the net investment in leases with billed amounts past due. For the three months ended March 31, 2021, the Company recognized $1.2 million, respectively (2020 —$2.1 million) in Finance Income related to the financed sale receivables with billed amounts past due.

The following table summarizes the activity in the allowance for credit losses related to the Company’s net investment in leases and financed sale receivables for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021
	Net Investment	Financed
(In thousands of U.S. Dollars)	in Leases	Sales Receivables
Beginning balance	$557	$7,274
Current period provision	27	227
Foreign exchange	(3)	(10)
Ending balance	$581	$7,491

	Three Months Ended March 31, 2020
	Net Investment	Net Financed
(In thousands of U.S. Dollars)	in Leases	Sales Receivables
Beginning balance	$155	$915
Current period provision	309	2,642
Ending balance	$464	$3,557

For the three months ended March 31, 2021 and 2020, the Company recorded provisions for current expected credit losses related to Financing Receivables of $0.3 million and $3.0 million, respectively. The provision recorded in the prior year period reflects a reduction in the credit quality of and heightened collection risk associated with theater related Financing Receivables primarily due to the COVID-19 global pandemic. Management believes that the March 31, 2021 allowance for current expected credit losses related to Financing Receivables adequately addresses the risk of not collecting these receivables in full. Management’s judgments regarding expected credit losses are based on the facts available to management and involve estimates about the future. Due to the unprecedented nature of the COVID-19 pandemic, its effect on the Company’s customers and their ability to meet their financial obligations to the Company is difficult to predict. As a result, the Company’s judgments and associated estimates of credit losses may ultimately prove, with the benefit of hindsight, to be incorrect (see Note 2).

Variable Consideration Receivables

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

The following table summarizes the activity in the Allowance for Credit Losses related to Variable Consideration Receivables for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
(In thousands of U.S. Dollars)	Theater Operators	Theater Operators
Beginning balance	$1,887	$—
Current period provision	200	875
Foreign Exchange	1	—
Ending balance	$2,088	$875

For the three months ended March 31, 2021 and 2020, the Company recorded provisions for current expected credit losses related to Variable Consideration Receivables of $0.2 million and $0.9 million, respectively. The provision recorded in the prior year period reflects a reduction in the credit quality of and heightened collection risk associated with Variable Consideration Receivables primarily due to the COVID-19 global pandemic. Management believes that the March 31, 2021 allowance for current expected credit losses related to Variable Consideration Receivables adequately addresses the risk of not collecting these receivables in full. Management’s judgments regarding expected credit losses are based on the facts available to management and involve estimates about the future. Due to the unprecedented nature of the COVID-19 pandemic, its effect on the Company’s customers and their ability to meet their financial obligations to the Company is difficult to predict. As a result, the Company’s judgments and associated estimates of credit losses may ultimately prove, with the benefit of hindsight, to be incorrect (see Note 2).

5.  Lease Arrangements

(a)	IMAX Corporation as a Lessee

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

For the three months ended March 31, 2021 and 2020, the components of lease expense recorded within Selling, General and Administrative expenses are as follows:

	Three Months Ended March 31,
(In thousands of U.S. Dollars)	2021	2020
Operating lease cost (1)	$172	$101
Amortization of lease assets	748	748
Interest on lease liabilities	242	262
Total lease cost	$1,162	$1,111

(1)	Includes short-term leases and variable lease costs, which are not significant for the three months ended March 31, 2021 and 2020.

For the three months ended March 31, 2021 and 2020, supplemental cash and non-cash information related to leases is as follows:

	Three Months Ended
	March 31,
(In thousands of U.S. Dollars)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities	$956	$954
Right-of-use assets obtained in exchange for lease obligations	$198	$—

As of March 31, 2021 and December 31, 2020, supplemental balance sheet information related to leases is as follows:

		March 31,	December 31,
(In thousands of U.S. Dollars)		2021	2020
Assets	Balance Sheet Classification
Right-of-Use Assets	Property, plant and equipment	$13,331	$13,911
Liabilities	Balance Sheet Classification
Operating Leases	Accrued and other liabilities	$16,009	$16,634

As of March 31, 2021 and December 31, 2020, the weighted-average remaining lease term and weighted-average interest rate associated with the Company’s operating leases are as follows:

	March 31,	December 31,
	2021	2020
Weighted-average remaining lease term (years)	7.2	7.6
Weighted-average discount rate	5.93%	5.91%

As of March 31, 2021, the maturities of the Company’s operating lease liabilities are as follows:

(In thousands of U.S. Dollars)
2021 (nine months remaining)	$2,562
2022	2,909
2023	2,314
2024	2,235
2025	2,083
Thereafter	8,020
Total lease payments	$20,123
Less: interest expense	(4,114)
Present value of operating lease liabilities	$16,009

(b)	IMAX Corporation as a Lessor

The Company provides IMAX Theater Systems to customers through long-term lease arrangements that for accounting purposes are classified as sales-type leases. Under these arrangements, in exchange for providing the IMAX Theater System, the Company earns fixed upfront and ongoing consideration. Certain arrangements that are legal sales are also classified as sales-type leases as certain clauses within the arrangements limit transfer of title or provide the Company with conditional rights to the system. The customer’s rights under the Company’s sales-type lease arrangements are described in Note 3(n) in the Company’s 2020 Form 10-K. Under the Company’s sales-type lease arrangements, the customer has the ability and the right to operate the hardware components or direct others to operate them in a manner determined by the customer. The Company’s lease portfolio terms are typically non-cancellable for 10 to 20 years with renewal provisions from inception. The Company’s sales-type lease arrangements do not contain a guarantee of residual value at the end of the lease term. The customer is required to pay for executory costs such as insurance and taxes and is required to pay the Company for maintenance and an extended warranty generally after the first year of the lease until the end of the lease term. The customer is responsible for obtaining insurance coverage for the IMAX Theater System commencing on the date specified in the arrangement’s shipping terms and ending on the date the IMAX Theater System is returned to the Company.

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

(See Note 4 for information related to the net investment in leases related to the Company’s sales-type lease arrangements.)

6.  Inventories

As of March 31, 2021 and December 31, 2020, Inventories consist of the following:

	March 31,	December 31,
(In thousands of U.S. Dollars)	2021	2020
Raw materials	$29,652	$30,096
Work-in-process	3,061	3,014
Finished goods	6,406	6,470
	$39,119	$39,580

At March 31, 2021, Inventories include finished goods of $3.3 million (December 31, 2020 — $2.1 million) for which title had passed to the customer, but the criteria for revenue recognition were not met as of the balance sheet date.

During the three months ended March 31, 2021, the Company recognized write-downs of $0.1 million for excess and obsolete inventory based on current estimates of net realizable value. There were no write-downs recorded during the three months ended March 31, 2020.

7.  Debt

(a)	Revolving Credit Facility Borrowings

As of March 31, 2021 and December 31, 2020, Revolving Credit Facility Borrowings consists of the following:

	March 31,	December 31,
(In thousands of U.S. Dollars)	2021	2020
Credit Facility borrowings	$45,000	$300,000
Working Capital Facility borrowings	7,590	7,643
Unamortized debt issuance costs	(1,777)	(1,967)
Revolving Credit Facility Borrowings, net	$50,813	$305,676

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

In the first quarter of 2020, in response to uncertainties associated with the outbreak of the COVID-19 global pandemic and its impact on the Company’s business, the Company drew down $280.0 million in available borrowing capacity under the Credit Facility, resulting in total outstanding borrowings of $300.0 million, which remained outstanding as of December 31, 2020. In the first quarter of 2021, the Company repaid $255.0 million of Credit Facility borrowings, using cash on hand following the issuance of the Convertible Notes (as discussed below). As of March 31, 2021, outstanding borrowings under the Credit Facility were $45.0 million. As of March 31, 2021 and December 31, 2020, the Company did not have any letters of credit or advance payment guarantees outstanding under the Credit Facility.

The Credit Agreement contains a covenant that requires the Company to maintain a Senior Secured Net Leverage Ratio (as defined in the Credit Agreement), as of the last day of any Fiscal Quarter (as defined in the Credit Agreement) of no greater than 3.25:1.00. In addition, the Credit Agreement contains customary affirmative and negative covenants, including covenants that limit indebtedness, liens, capital expenditures, asset sales, investments and restricted payments, in each case subject to negotiated exceptions and baskets. The Credit Agreement also contains customary representations, warranties, and event of default provisions.

On March 15, 2021, the Company entered into the Second Amendment to the Credit Agreement (as amended by the First Amendment to the Credit Agreement, dated as of June 10, 2020) (collectively, the “Amendments”). The Amendments, among other things, (i) suspend the Senior Secured Net Leverage Ratio covenant through the first quarter of 2022, (ii) re-establish the Senior Secured Net Leverage Ratio covenant thereafter, provided that for subsequent quarters that such covenant is tested, as applicable, the Company will be permitted to use its quarterly EBITDA (as defined in the Credit Agreement) from the third and fourth quarters of 2019 in lieu of EBITDA for the corresponding quarters of 2021, (iii) add a $75.0 million minimum liquidity covenant measured at the end of each calendar month, (iv) restrict the Company’s ability to make certain restricted payments, dispositions and investments, create or assume liens and incur debt that would otherwise have been permitted by the Credit Agreement and (v) permit the issuance of the Convertible Notes (as discussed below) and related transactions, including the capped call transactions, or other unsecured debt, in an amount not to exceed $290.0 million. The modifications to the negative covenants, the minimum liquidity covenant and modifications to certain other provisions in the Credit Agreement pursuant to the Amendments are effective until the earlier of the delivery of the compliance certificate for the fourth quarter of 2022 or the date on which the Company, in its sole discretion, elects to calculate its compliance with the Senior Secured Net Leverage Ratio by using either its actual EBITDA or annualized EBITDA (the “Designated Period”). As of March 31, 2021, the Company was in compliance with all of its requirements under the Credit Agreement, as amended.

Borrowings under the Credit Facility bear interest, at the Company’s option, at (i) LIBOR plus a margin ranging from 1.00% to 1.75% per annum; or (ii) the U.S. base rate plus a margin ranging from 0.25% to 1.00% per annum, in each case depending on the Company’s Total Leverage Ratio (as defined in the Credit Agreement); provided, however, that from the effective date of the First Amendment to the Credit Agreement until the Company delivers a compliance certificate under the Credit Facility following the end of the Designated Period, the applicable margin for LIBOR borrowings will be 2.50% per annum and the applicable margin for U.S. base rate borrowings will be 1.75% per annum. The effective interest rate for the three months ended March 31, 2021 was 2.65% (2020 — 2.03%).

In addition, the Credit Facility has standby fees ranging from 0.25% to 0.38% per annum, based on the Company’s Total Leverage Ratio with respect to the unused portion of the Credit Facility; provided, however, that from the effective date of the First Amendment to the Credit Agreement until the Company delivers a compliance certificate under the Credit Facility following the end of the Designated Period, the standby fee will be 0.50% per annum.

The Company incurred fees of approximately $1.2 million in connection with the Amendments, which are being amortized on a straight-line basis to Interest Expense over the relevant amendment periods.

Working Capital Facility

On July 24, 2020, IMAX (Shanghai) Multimedia Technology Co., Ltd. (“IMAX Shanghai”), one of the Company’s majority-owned subsidiaries in China, renewed its unsecured revolving facility for up to 200.0 million Renminbi (approximately $30.4 million) to fund ongoing working capital requirements (the “Working Capital Facility”). The Working Capital Facility expires in July 2021.

As of March 31, 2021 and December 31, 2020, outstanding Working Capital Facility borrowings were 49.9 million Renminbi ($7.6 million). As of March 31, 2021, the amount available for future borrowings under the Working Capital Facility was 140.1 million Renminbi ($21.3 million) and 10.0 million Renminbi ($1.5 million) was available for letters of guarantee. The amount available for future borrowings under the Working Capital Facility is not subject to a standby fee. The effective interest rate for borrowings under the Working Capital Facility for the three months ended March 31, 2021 was 4.34% (December 31, 2020 — 4.31%). Subsequent to March 31, 2021, IMAX Shanghai made a repayment of Working Capital Facility borrowings of 1.7 million Renminbi ($0.3 million).

Wells Fargo Foreign Exchange Facility

Within the Credit Facility, the Company is able to enter into foreign currency forward contracts and/or other swap arrangements. As of March 31, 2021, the net unrealized gain on the Company’s outstanding foreign currency forward contracts was $1.7 million, representing the amount by which the fair value of these forward contracts exceeded their notional value (December 31, 2020 — $2.0 million). As of March 31, 2021, the notional value of the Company’s outstanding foreign currency forward contracts was $21.9 million (December 31, 2020 — $31.9 million).

NBC Facility

On October 28, 2019, the Company entered into a $5.0 million facility with the National Bank of Canada (the “NBC Facility”) fully insured by Export Development Canada for use solely in conjunction with the issuance of performance guarantees and letters of credit. The Company did not have any letters of credit or advance payment guarantees outstanding as of March 31, 2021 and December 31, 2020 under the NBC Facility.

(b)	Convertible Notes

As of March 31, 2021 and December 31, 2020, Convertible Notes consists of the following:

	March 31,	December 31,
(In thousands of U.S. Dollars)	2021	2020
Convertible Notes	$230,000	$—
Unamortized discounts and debt issuance costs	(7,514)	—
	$222,486	$—

On March 19, 2021, the Company issued $230.0 million of 0.500% Convertible Senior Notes due 2026 (the "Convertible Notes") in a private placement conducted pursuant to Rule 144A under the Securities Act of 1933, as amended. The net proceeds from the issuance of the Convertible Notes were $223.7 million, after deducting the initial purchasers’ discounts and commissions. In addition, the Company incurred $1.2 million of debt issuance costs associated with the Convertible Notes. The Company used a portion of the net proceeds from the issuance of the Convertible Notes to make a partial repayment of outstanding Credit Facility borrowings (as discussed above), and intends to use the remainder for working capital or other general corporate purposes.

The Convertible Notes are senior unsecured obligations of the Company and bear interest at a rate of 0.500% per annum on the principal thereof, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2021. The Convertible Notes will mature on April 1, 2026, unless they are redeemed or repurchased by the Company or converted on an earlier date.

Holders of the Convertible Notes have the right to convert their notes in certain circumstances and during specified periods. Before January 1, 2026, holders of the Convertible Notes have the right to convert their notes only upon the occurrence of certain events. From and after January 1, 2026, holders of the Convertible Notes may convert their notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. Upon conversion, the Company will pay or deliver, as applicable, cash or a combination of cash (in an amount no less than the principal amount of the Convertible Notes being converted) and common shares, at its election, based on the applicable conversion rates. The initial conversion rate is 34.7766 common shares per $1,000 principal amount of Convertible Notes, which represents an initial conversion price of approximately $28.75 per common share, and is subject to adjustment upon the occurrence of certain events.

The Convertible Notes are redeemable, in whole or in part, at the Company’s option at any time, and from time to time, on or after April 6, 2024 and on or before the 40th scheduled trading day immediately before the maturity date, at a cash redemption price equal to the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest, if any, but only if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price for a specified period of time. In addition, calling any note for redemption will constitute a “make-whole fundamental change” with respect to that note, in which case the conversion rate applicable to the conversion of that note will be increased in certain circumstances if such note is converted after it is called for redemption.

In addition, upon the occurrence of a “fundamental change” (as defined in the indenture governing the Convertible Notes), holders may require the Company to repurchase their notes at a cash repurchase price equal to the principal amount of the notes to be repurchased, plus accrued and unpaid interest, if any.

On January 1, 2021, the Company elected to early adopt ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for convertible debt that may be settled in cash. As a result, the Company recorded the Convertible Notes entirely as a liability in the Condensed Consolidated Balance Sheets, net of initial purchasers’ discounts and commissions and other debt issuance costs, with interest expense reflecting the cash coupon plus the amortization of the discounts and capitalized costs. Additionally, ASU 2020-06 modifies the treatment of convertible debt securities that may be settled in cash or shares by requiring the use of the “if-converted” method. Under the “if-converted” method, because the principal amount of the Convertible Notes is settled in cash and the conversion spread is settleable in the Company’s common shares, diluted earnings per share is calculated by including the net number of incremental shares that would be issued upon conversion of the Convertible Notes, using the average market price during the period. Accordingly, the application of the “if-converted” method may reduce the Company’s reported diluted earnings per share.

In connection with the pricing of the Convertible Notes, the Company entered into privately negotiated capped call transactions (the “Capped Call Transactions”) with certain financial institutions. The Capped Call Transactions are expected to reduce potential dilution resulting from the common shares the Company is required to issue and/or to offset any potential cash payments the Company is required to make in excess of the principal amount of the Convertible Notes in the event that the market price per share of the Company’s common shares is greater than the strike price of the Capped Call Transactions, with such reduction and/or offset subject to a cap. The Capped Call Transactions have an initial cap price of $37.2750 per share of the Company’s common shares, which represents a premium of 75% over the last reported sale price of the common shares on March 16, 2021, and is subject to certain adjustments under the terms of the Capped Call Transactions. Collectively, the Capped Call Transactions cover, subject to anti-dilution adjustments substantially similar to those applicable to the Convertible Notes, the number of the Company’s common shares underlying the Convertible Notes. The cost of the Capped Call Transactions was approximately $19.1 million.

The Capped Call Transactions are separate transactions, and are not part of the terms of the Convertible Notes and will not affect any holder’s rights under the notes. Holders of the Convertible Notes will not have any rights with respect to the Capped Call Transactions.

The Capped Call Transactions meet all of the applicable criteria for equity classification in accordance with ASC 815-10-15-74(a), “Derivatives and Hedging—Embedded Derivatives—Certain Contracts Involving an Entity’s Own Equity,” and, as a result, the related $19.1 million cost was recorded as a reduction to Other Equity within Shareholders’ Equity on the Company’s Condensed Consolidated Statements of Shareholder’s Equity and Condensed Consolidated Balance Sheets.

8.  Commitments, Contingencies and Guarantees

(a)	Commitments

In the ordinary course of business, the Company enters into contractual agreements with third parties that include non-cancellable payment obligations, for which it is liable in future periods. These arrangements can include terms binding the Company to minimum payments and/or penalties if it terminates the agreement for any reason other than an event of default as described by the agreement.

(b)	Contingencies and guarantees

The Company is involved in lawsuits, claims, and proceedings, including those identified below, which arise in the ordinary course of business. Management is required to assess the likelihood of any adverse judgments or outcomes related to these legal contingencies, as well as potential ranges of probable or reasonably possible losses. The Company records a provision for a liability when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. The determination of the amount of any liability recorded or disclosed is reviewed at least quarterly based on a careful analysis of each individual exposure with, in some cases, the assistance of outside legal counsel, taking into account the impact of negotiations, settlements, rulings, and other pertinent information related to the case. The amount of liabilities recorded or disclosed for these contingencies may change in the future due to changes in management’s judgments resulting from new developments or changes in settlement strategy. Any resulting adjustment to the liabilities recorded by the Company could have a material adverse effect on its results of operations, cash flows, and financial position in the period or periods in which such changes in judgment occur. The Company believes it has adequate provisions for any such matters. The Company expenses legal costs relating to its lawsuits, claims and proceedings as incurred.

(i)In January 2004, the Company and IMAX Theatre Services Ltd., a subsidiary of the Company, commenced an arbitration seeking damages before the International Court of Arbitration of the International Chamber of Commerce (the “ICC”) with respect to the breach by Electronic Media Limited (“EML”) of its December 2000 agreement with the Company. In June 2004, the Company commenced a related arbitration before the ICC against EML’s affiliate, E-City Entertainment (I) PVT Limited (“E-City”). On March 27, 2008, the arbitration panel issued a final award in favor of the Company in the amount of $11.3 million, consisting of past and future rents owed to the Company, plus interest and costs, as well as an additional $2,512 each day in interest from October 1, 2007 until the date the award is paid. In July 2008, E-City commenced a proceeding in Mumbai, India seeking an order that the ICC award may not be recognized in India and on June 10, 2013, the Bombay High Court ruled that it had jurisdiction over the proceeding filed by E-City. The Company appealed that ruling to the Supreme Court of India, and on March 10, 2017, the Supreme Court set aside the Bombay High Court’s judgment and dismissed E-City’s petition. On March 29, 2017, the Company filed an Execution Application in the Bombay High Court seeking to enforce the ICC award against E-City and several related parties. That matter is currently pending. The Company has also taken steps to enforce the ICC final award outside of India. In December 2011, the Ontario Superior Court of Justice issued an order recognizing the final award and requiring E-City to pay the Company $30,000 to cover the costs of the application, and in October 2015, the New York Supreme Court recognized the Canadian judgment and entered it as a New York judgment. The Company intends to continue pursuing its rights and seeking to enforce the award, although no assurances can be given with respect to the ultimate outcome.

(ii)On November 11, 2013, Giencourt Investments, S.A. (“Giencourt”) initiated arbitration before the International Centre for Dispute Resolution in Miami, Florida, based on alleged breaches by the Company of its theater agreement and related license agreement with Giencourt. An arbitration hearing for witness testimony was held during the week of December 14, 2015. At the hearing, Giencourt’s expert identified monetary damages of up to approximately $10.4 million, which Giencourt sought to recover from the Company. The Company asserted a counterclaim against Giencourt for breach of contract and sought to recover lost profits in excess of $24.0 million under the agreements. Subsequently, in December 2015, Giencourt made a motion to the panel seeking to enforce a purported settlement of the matter based on negotiations between Giencourt and the Company. The panel held a final hearing with closing arguments in October 2016. On February 7, 2017, the panel issued a Partial Final Award and on July 21, 2017, the panel issued a Final Award (collectively, the “Award”), which held that the parties had reached a binding settlement, and therefore the panel did not reach the merits of the dispute. The Company strongly disputes that discussions about a potential resolution of this matter amounted to an enforceable settlement. In October 2017, the Company filed a petition to vacate the arbitration award in the United States Court for the Southern District of Florida on various grounds, including that the panel exceeded its jurisdiction, and a hearing was held on June 27, 2019. On September 27, 2019, a Magistrate Judge filed a non-binding recommendation that the Company’s petition be dismissed. On October 14, 2019, the Company filed an objection to that recommendation. The Company’s petition to vacate the arbitration award was denied by the District Judge on January 10, 2020. The Company filed an appeal of this decision on February 7, 2020 with the Eleventh Circuit Court of Appeals, but such appeal was dismissed on May 29, 2020. On December 3, 2020, the District Judge entered a Final Judgment against the Company in the total amount of $11.3 million as damages under the Award. As of March 31, 2021 and December 31, 2020, the Company’s Condensed Consolidated Balance Sheets include a liability within Accrued and Other Liabilities of $11.3 million related to the Final Judgment, consisting of $7.2 million related to amounts previously collected from or owed to Giencourt principally in respect of theater systems that were not delivered and $4.1 million recorded during the year ended December 31, 2020 in the Company’s Condensed Consolidated Statements of Operations within Legal Judgment and Arbitration Awards in respect of the remaining amounts owed under the Final Judgment. The $4.1 million recorded in the Condensed Consolidated Statements of Operations within Legal Judgment and Arbitration Awards includes $3.2 million recorded in the fourth quarter of 2020 as a result of the Final Judgment. On January 4, 2021, the Company filed an appeal of this judgment with the Eleventh Circuit Court of Appeals. In addition to the above, the Company has initiated a claim against Giencourt in the Ontario Superior Court seeking damages from Giencourt with respect to contractual claims under various terminated agreements between the parties. These proceedings are in preliminary stages, and no assurances can be given with respect to the ultimate outcome of the matter, but any amounts, if awarded to the Company under these proceedings, may reduce the Company’s overall financial obligations to Giencourt.

(iii)In addition to the matters described above, the Company is currently involved in other legal proceedings or governmental inquiries which, in the opinion of the Company’s management, will not materially affect the Company’s financial position or future operating results, although no assurance can be given with respect to the ultimate outcome of any such proceedings.

(iv)In the normal course of business, the Company enters into agreements that may contain features that meet the definition of a guarantee. A guarantee is a contract (including an indemnity) that contingently requires the Company to make payments (either in cash, financial instruments, other assets, shares of its stock or provision of services) to a third party based on (a) changes in an underlying interest rate, foreign exchange rate, equity or commodity instrument, index or other variable, that is related to an asset, a liability or an equity security of the counterparty, (b) failure of another party to perform under an obligating agreement or (c) failure of another third party to pay its indebtedness when due.

(c)	Financial Guarantees

Certain subsidiaries of the Company have provided significant financial guarantees to third parties under the Credit Agreement.

(d)	Product Warranties

The Company’s accrual for product warranties, which is recorded within Accrued and Other Liabilities in the Condensed Consolidated Balance Sheets, was less than $0.1 million as of March 31, 2021 and December 31, 2020, respectively.

(e)	Director/Officer Indemnifications

The Company’s by-laws contain an indemnification of its directors/officers, former directors/officers and persons who have acted at its request to be a director/officer of an entity in which the Company is a shareholder or creditor, to indemnify them, to the extent permitted by the Canada Business Corporations Act, against expenses (including legal fees), judgments, fines and any amounts actually and reasonably incurred by them in connection with any action, suit or proceeding in which the directors and/or officers are sued as a result of their service, if they acted honestly and in good faith with a view to the best interests of the Company. In addition, the Company has entered into indemnification agreements with each of its directors in order to effectuate the foregoing. The nature of the indemnification prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to counterparties. The Company has purchased directors’ and officers’ liability insurance. No amount has been accrued in the Company’s Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020, with respect to this indemnity.

(f)	Other Indemnification Agreements

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

Sales commissions and other selling expenses paid prior to the recognition of the related revenue are deferred and recognized in the Condensed Consolidated Statements of Operations upon the recognition of the related theater system revenue. For the three months ended March 31, 2021, the sales commission costs recognized within Costs and Expenses Applicable to Revenues – Technology Sales are $0.1 million (2020 — $0.1 million). Direct advertising and marketing costs for each theater are expensed as incurred. For the three months ended March 31, 2021, the total of all such costs recognized within Costs and Expenses Applicable to Revenues – Technology Sales was $0.1 million (2020 — $0.1 million).

Sales commissions related to joint revenue sharing arrangements accounted for operating leases are recognized as Costs and Expenses Applicable to Revenues – Technology Rentals in the month they are earned by the salesperson, which is typically the month of installation. For the three months ended March 31, 2021, sales commissions related to such joint revenue sharing arrangements totaled $0.2 million (2020 — $0.2 million). Direct advertising and marketing costs for each theater are expensed as incurred. For the three months ended March 31, 2021, the total of such costs recognized within Costs and Expenses Applicable to Revenues – Technology Rentals was $0.6 million (2020 — $0.3 million).

Film exploitation costs, including advertising and marketing expense, totaled $1.2 million for the three months ended March 31, 2021 (2020 — $2.6 million), and are expensed as incurred within Costs and Expenses Applicable to Revenues – Image Enhancement and Maintenance Services.

(b)	Foreign Exchange

Included in Selling, General and Administrative Expenses for the three months ended March 31, 2021 is a net gain of $0.6 million of (2020 — loss of $(0.7) million) resulting from changes in exchange rates related to foreign currency denominated monetary assets and liabilities. See Note 16(c) for additional information.

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

As of March 31, 2021, the Company has signed traditional and hybrid joint revenue sharing agreements with 41 exhibitors (2020 — 41) for a total of 1,228 IMAX Theater Systems (2020 — 1,220), of which 896 theaters (2020 — 867) were operational and included in the network as of that date. The terms of these arrangements are similar in nature, rights and obligations. The accounting policy for the Company’s joint revenue sharing arrangements is disclosed in Note 3(n) of the Company’s 2020 Form 10-K.

Revenue attributable to transactions arising between the Company and its customers under joint revenue sharing arrangements are recorded within Revenues — Technology Sales and Revenues — Technology Rentals. For the three months ended March 31, 2021, such revenues totaled $10.1 million (2020 — $6.8 million). (See Note 13(a) for a disaggregated presentation of the Company’s revenues.)

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

For the three months ended March 31, 2021, the majority of IMAX DMR revenue was earned from the exhibition of 18 IMAX DMR films (12 new and 6 carryovers) and the re-release of classic titles throughout the IMAX theater network, as compared to 13 films (9 new and 4 carryovers) in the first quarter of 2020. The accounting policy for the Company’s IMAX DMR arrangements is disclosed in Note 3(n) of the Company’s 2020 Form 10-K.

Revenue attributable to transactions arising between the Company and its customers under IMAX DMR arrangements are included in Revenues – Image Enhancement and Maintenance Services. For the three months ended March 31, 2021, such revenues totaled  $11.9 million (2020 — $10.6 million). (See Note 13(a) for a disaggregated presentation of the Company’s revenues.)

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

As of March 31, 2021, the Company has one co-produced film arrangement, which represents the VIE total assets balance of $1.6 million and liabilities balance of $0.3 million and three other co-produced film arrangements, the terms of which are similar. The accounting policies relating to co-produced film arrangements are disclosed in Notes 3(a) and 3(n) of the Company’s 2020 Form 10-K.

For the three months ended March 31, 2021, an expense of less than $0.1 million (2020 —$0.2 million) attributable to transactions between the Company and other parties involved in the production of the films have been included in Costs and Expenses Applicable to Revenues – Image Enhancement and Maintenance Services.

10.  Condensed Consolidated Statements of Cash Flows – Supplemental Information

(a)	Changes in other operating assets and liabilities

	Three Months Ended
	March 31,
(In thousands of U.S. Dollars)	2021	2020
Decrease (increase) in:
Financing receivables	$1,271	$3,471
Prepaid expenses	(2,996)	(1,395)
Variable consideration receivables	(569)	472
Other assets	(470)	(2,961)
Increase (decrease) in:
Accounts payable	(4,538)	5,160
Accrued and other liabilities	3,147	(59)
	$(4,155)	$4,688

(b)	Depreciation and amortization

	Three Months Ended
	March 31,
(In thousands of U.S. Dollars)	2021	2020
Film assets	$2,494	$2,975
Property, plant and equipment:
Equipment supporting joint revenue sharing arrangements	5,743	6,932
Other property, plant and equipment	2,476	2,900
Other intangible assets	1,471	1,661
Other assets	494	651
Deferred financing costs	308	133
	$12,986	$15,252

(c)	Write-downs

	Three Months Ended
	March 31,
(In thousands of U.S. Dollars)	2021	2020
Film assets(1)	$(44)	$2,302
Other assets(2)	—	1,151
Property, plant and equipment
Equipment supporting joint revenue sharing arrangements(3)	151	944
Other property, plant and equipment	3	6
Inventories(4)	103	—
	$213	$4,403

(1)

In the first quarter of 2020, the Company recorded impairment losses of $2.3 million in Costs and Expenses Applicable to Image Enhancement and Maintenance Services principally to write-down the carrying value of certain documentary and alternative film content due to a decrease in projected box office totals and related revenues based on management’s regular quarterly recoverability assessments. Although no such impairment losses were recorded in the first quarter of 2021, there can be no assurances that there will not be additional write-downs to the carrying values of these assets as the Company continues to assess the ongoing impact of the COVID-19 pandemic (see Notes 1 and 2).

(2)

In the first quarter of 2020, the Company recorded a write-down of $1.0 million in Asset Impairments related to content-related assets which became impaired in the period. No such impairment loss was recorded in the first quarter of 2021.

(3)

In the first quarter of 2021, the Company recorded charges of $0.2 million in Costs and Expenses Applicable to Technology Rentals principally related to the write-down of leased xenon-based digital systems which were taken out of service in connection with customer upgrades to laser-based digital systems.

(4)	In the three months ended March 31, 2021, the Company recorded write-downs of $0.1 million (2020 — $nil) in Costs and Expenses Applicable to Technology Sales related to excess inventory.
(d)	Significant non-cash investing activities

	Three Months Ended
	March 31,
(In thousands of U.S. Dollars)	2021	2020
Net (decrease) increase in accruals related to:
Investment in joint revenue sharing arrangements	$117	$(1,226)
Acquisition of other intangible assets	(858)	20
Purchases of property, plant and equipment	—	(22)
	$(741)	$(1,228)

(e)	Significant non-cash financing activities

In the first quarter of 2021, the Company incurred $1.2 million of debt issuance costs related to the Convertible Notes (see Note 7), which were not yet paid as of March 31, 2021 and are recorded on the Condensed Consolidated Balance Sheets within Accounts Payable and Accrued and Other Liabilities.

11.  Income Taxes

(a)	Income Tax Expense

For the three months ended March 31, 2021, the Company recorded income tax expense of $3.1 million (2020 — $15.5 million). The Company’s effective tax rate for the three months ended March 31, 2021 of (41.1)% differs from the Canadian statutory tax rate of 26.2% primarily due to the fact that the Company recorded an additional $7.0 million valuation allowance against deferred tax assets in jurisdictions where management could not reliably forecast that future tax liabilities would arise, primarily due to the uncertainties around the long-term impact of the COVID-19 global pandemic. Accordingly, the tax benefit associated with the current period losses in these jurisdictions is not ultimately reflected in the Company’s Condensed Consolidated Statements of Operations. Also impacting the Company’s effective tax rate for the three months ended March 31, 2021 are jurisdictional tax rate differences, including a difference related to the gain on the sale of the Maoyan investment (see Note 16), as well as changes in estimated contingent liabilities related to the resolution of various tax examinations.

In the first quarter of 2020, management completed a reassessment of its strategy with respect to the most efficient means of deploying the Company’s capital resources globally. Based on the results of this reassessment, management concluded that the historical earnings of certain foreign subsidiaries in excess of amounts required to sustain business operations would no longer be indefinitely reinvested. As a result, in the first quarter of 2020, the Company recognized a deferred tax liability of $19.7 million for the estimated applicable foreign withholding taxes associated with these historical earnings, which will become payable upon the repatriation of any such earnings.

As of March 31, 2021, the Company’s Condensed Consolidated Balance Sheets include net deferred income tax assets of $18.3 million, net of a valuation allowance of $38.3 million (December 31, 2020 — $18.0 million, net of a valuation allowance of $28.8 million). The $9.5 million valuation allowance recorded in the current period is reflected within Income Tax Expense in the Company’s Condensed Consolidated Statements of Operations ($7.0 million) and within Shareholder’s Equity on the Company’s Condensed Consolidated Balance Sheets ($2.5 million). The valuation allowance recorded against the Company’s deferred tax assets is primarily the result of uncertainties related to the long-term impact of the COVID-19 global pandemic. The utilization of the Company’s deferred tax assets is dependent on having a sufficient level of future tax liabilities, such as taxable income, in the jurisdictions where the deferred tax assets relate. Accordingly, the net amount recorded on the Condensed Consolidated Balance Sheets relies on management’s projections of future taxable income. The valuation allowance is expected to reverse at the point in time when management determines it is more likely than not that the Company will incur sufficient tax liabilities to allow it to utilize the deferred tax assets against which the valuation allowance is recorded. However, as discussed in Note 1, should actual results differ from management’s projections of future taxable income, an increased valuation allowance may be required. Despite the valuation allowance recorded against its deferred tax assets, the Company remains entitled to benefit from tax attributes which currently have a valuation allowance applied to them.

(b)	Income Tax Effect on Other Comprehensive Loss

The income tax (expense) benefit related to the following items included in Other Comprehensive Loss are:

	Three Months Ended
	March 31,
(In thousands of U.S. Dollars)	2021	2020
Unrealized change in cash flow hedging instruments	$(77)	$749
Realized change in cash flow hedging instruments upon settlement	60	(94)
Reclassification of unrealized change in ineffective cash flow hedging instruments	6	—
Defined benefit and postretirement benefit plans	(13)	40
	$(24)	$695

12.  Capital Stock

(a)	Share-Based Compensation

For the three months ended March 31, 2021, share-based compensation expense totaled $5.3 million (2020 — $4.2 million) and is reflected in the following accounts in the Condensed Consolidated Statements of Operations:

	Three Months Ended
	March 31,
(In Thousands of U.S. Dollars)	2021	2020
Cost and expenses applicable to revenues	$294	$400
Selling, general and administrative expenses	4,944	3,707
Research and development	69	85
	$5,307	$4,192

The following table summarizes the Company’s share-based compensation expense by each award type:

	Three Months Ended
	March 31,
(In Thousands of U.S. Dollars)	2021	2020
Stock Options	$351	$513
Restricted Share Units	3,151	2,902
Performance Stock Units	1,014	279
IMAX China Stock Options	56	85
IMAX China Long Term Incentive Plan Restricted Share Units	632	405
IMAX China Long Term Incentive Plan Performance Stock Units	103	8
	$5,307	$4,192

Included in the above table is an expense of $nil in the three months ended March 31, 2021 (2020 — $0.1 million) related to restricted share units granted to a certain advisor of the Company.

Stock Option Summary

The following table summarizes the activity under the Company’s Stock Option Plan (“SOP”) and IMAX Corporation Second Amended and Restated Long-Term Incentive Plan (as may be amended, “IMAX LTIP”) for the three months ended March 31, 2021 and 2020:

	Number of Shares		Weighted Average Exercise Price Per Share
	2021	2020	2021	2020
Stock options outstanding, beginning of period	4,892,962	5,732,209	$26.81	$26.82
Granted	—	—	—	—
Exercised	(38,754)	—	21.26	—
Forfeited	(44,362)	(14,876)	23.12	21.78
Expired	(885,698)	(772,665)	28.31	27.03
Cancelled	(10,917)	(591)	27.20	20.85
Stock options outstanding, end of period	3,913,231	4,944,077	26.56	26.80
Stock options exercisable, end of period	3,615,079	4,331,193	26.93	27.32

    Stock options are no longer granted under the Company’s previously approved SOP.

Restricted Share Units (“RSU”) Summary

The following table summarizes the activity in respect of RSUs issued under the IMAX LTIP for the three months ended March 31, 2021 and 2020:

	Number of Awards		Weighted Average Grant Date Fair Value Per Share
	2021	2020	2021	2020
RSUs outstanding, beginning of period	1,564,838	1,065,347	$18.33	$23.17
Granted	754,778	937,303	20.94	15.65
Vested and settled	(523,573)	(295,063)	18.82	23.96
Forfeited	(60,329)	(15,521)	20.08	21.64
RSUs outstanding, end of period	1,735,714	1,692,066	19.26	18.88

Performance Stock Units Summary

The Company grants awards for two types of performance stock units (“PSUs”), one which vests based on a combination of employee service and the achievement of certain EBITDA-based targets and one which vests based on a combination of employee service and the achievement of total shareholder return (“TSR”) targets. The achievement of the EBITDA and TSR targets in these PSUs is determined over a three-year performance period. The grant date fair value of PSUs with EBITDA-based targets is equal to the closing price of the Company’s common stock on the date of grant or the average closing price of the Company’s common stock for five days prior to the date of grant. The grant date fair value of PSUs with TSR targets is determined on the grant date using a Monte Carlo simulation, which is a valuation model that takes into account the likelihood of achieving the TSR targets embedded in the award (“Monte Carlo Model”). The compensation expense attributable to each type of PSU is recognized on a straight-line basis over the requisite service period.

The fair value determined by the Monte Carlo Model is affected by the Company’s stock price, as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, market conditions as of the grant date, the Company’s expected stock price volatility over the term of the awards, and other relevant data. The compensation expense is fixed on the date of grant based on the fair value of the PSUs granted.

The amount and timing of compensation expense recognized for PSUs with EBITDA-based targets is dependent upon management's assessment of the likelihood of achieving these targets. If, as a result of management’s assessment, it is projected that a greater number of PSUs will vest than previously anticipated, a life-to-date adjustment to increase compensation expense is recorded in the period that such determination is made. Conversely, if, as a result of management’s assessment, it is projected that a lower number of PSUs will vest than previously anticipated, a life-to-date adjustment to decrease compensation expense is recorded in the period that such determination is made. The expense recognized in the three months ended March 31, 2021, includes adjustments reflecting management’s estimate of the number of PSUs with EBITDA-based targets expected to vest.

The following table summarizes the activity in respect of PSUs issued under the IMAX LTIP for the three months ended March 31, 2021 and 2020:

	Number of Awards		Weighted Average Grant Date Fair Value Per Share
	2021	2020	2021	2020
PSUs outstanding, beginning of period	361,844	—	$15.68	$—
Granted	308,438	359,784	20.77	15.74
Forfeited	(2,526)	—	14.84	—
PSUs outstanding, end of period	667,756	359,784	18.03	15.74

As of March 31, 2021, the maximum number of shares of common stock that may be issued with respect to PSUs outstanding is 1,168,573, assuming full achievement of the EBITDA and TSR targets.

(b)	Issuer Purchases of Equity Securities

In June 2020, the Company’s Board of Directors approved a 12-month extension to its share repurchase program, through June 30, 2021. The extension authorized the Company to repurchase up to approximately $89.4 million worth of common shares, the remaining amount available of the original $200.0 million initially authorized under the share-repurchase program when it commenced on July 1, 2017. Subsequent to March 31, 2021, the Company’s Board of Directors approved a further 12-month extension of the current share repurchase program through June 30, 2022. The repurchases may be made either in the open market or through private transactions, subject to market conditions, applicable legal requirements, and other relevant factors. The Company has no obligation to repurchase shares and the share repurchase program may be suspended or discontinued by the Company at any time.

The Company did not repurchase any common shares during the three months ended March 31, 2021. During the three months ended March 31, 2020, the Company repurchased 2,484,123 common shares at an average price of $14.72 per share, excluding commissions. The total number of shares purchased during the three months ended March 31, 2020 does not include the 200,000 common shares purchased in the administration of employee share-based compensation plans, at an average price of $15.43 per share.

As of March 31, 2021 and December 31, 2020, the IMAX LTIP trustee held 723 shares purchased for less than $0.1 million, respectively, in the open market to be issued upon the settlement of RSUs and certain stock options. The shares held with the trustee are recorded at cost and are reported as a reduction against Capital Stock on the Company’s Condensed Consolidated Balance Sheets.

In 2020, IMAX China announced that its shareholders granted its Board of Directors a general mandate authorizing the Board, subject to applicable laws, to repurchase of shares of IMAX China not to exceed 10% of the total number of issued shares as of June 11, 2020 (34,848,398 shares). This program will be valid until the 2021 Annual General Meeting of IMAX China, which is scheduled for May 6, 2021. The repurchases may be made in the open market or through other means permitted by applicable laws. IMAX China has no obligation to repurchase its shares and the share repurchase program may be suspended or discontinued by IMAX China at any time. IMAX China did not repurchase any common shares during the three months ended March 31, 2021. During the three months ended March 31, 2020, IMAX China repurchased 480,600 common shares at an average price of HKD $14.42 per share (U.S. $1.85 per share).

(c)	Basic and Diluted Weighted Average Shares Outstanding

The following table reconciles the denominator of the basic and diluted weighted average share computations:

	Three Months Ended
	March 31,
	2021	2020
(In thousands)
Issued and outstanding, beginning of period	58,921	61,176
Weighted average number of shares issued (repurchased), net	91	(758)
Weighted average number of shares outstanding - basic	59,012	60,418
Weighted average effect of potential common shares, if dilutive	—	—
Weighted average number of shares outstanding - diluted	59,012	60,418

The calculation of diluted weighted average shares outstanding excludes 6,494,829 shares (2020 — 6,995,927 shares) that are issuable upon the vesting or exercise of share-based compensation including: (i) 1,735,714 RSUs (2020 — 1,692,066 RSUs), (ii) 845,884 PSUs (2020 — 359,784 PSUs) and (iii) 3,913,231 stock options (2020 — 4,944,077 stock options), as the effect would be anti-dilutive.

The calculation of diluted weighted average shares outstanding for the three months ended March 31, 2021 also excludes any shares potentially issuable upon the conversion of the Convertible Notes as the average market price of the Company’s common stock during the period of time they were outstanding was less than the conversion price of the Convertible Notes. (See Note 7(b).)

13.  Revenue from Contracts with Customers

(a)	Disaggregated Information About Revenue

The following tables summarize the Company’s revenues by type and reportable segment for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021
	Revenue from
	Contracts with Customers		Revenue from
(In thousands of U.S. Dollars)	Fixed Consideration	Variable Consideration	Lease Arrangements	Finance Income	Total
Technology sales
IMAX Systems(1)	$838	$1,080	$1,376	$—	$3,294
Joint Revenue Sharing Arrangements, fixed fees	—	—	1,738	—	1,738
Other Theater Business	437	—	—	—	437
Other sales(2)	668	38	—	—	706
Sub-total	1,943	1,118	3,114	—	6,175
Image enhancement and maintenance services
IMAX DMR	—	11,944	—	—	11,944
IMAX Maintenance	8,906	—	—	—	8,906
Film Post-Production	591	—	—	—	591
Film Distribution	—	222	—	—	222
Other	—	(48)	—	—	(48)
Sub-total	9,497	12,118	—	—	21,615
Technology rentals
Joint Revenue Sharing Arrangements, contingent rent	—	—	8,359	—	8,359
Sub-total	—	—	8,359	—	8,359
Finance income
IMAX Systems	—	—	—	2,605	2,605
Total	$11,440	$13,236	$11,473	$2,605	$38,754

(1)

Includes revenues earned from sales or sales-type lease arrangements involving new and upgraded IMAX Theater Systems, as well as the impact on revenue of renewals and amendments to existing theater system arrangements.

(2)	Other sales include revenues associated with New Business Initiatives.

	Three Months Ended March 31, 2020
	Revenue from
	Contracts with Customers		Revenue from
(In thousands of U.S. Dollars)	Fixed Consideration	Variable Consideration	Lease Arrangements	Finance Income	Total
Technology sales
IMAX Systems(1)(3)	$1,097	$897	$1,146	$—	$3,140
Joint Revenue Sharing Arrangements, fixed fees	—	—	770	—	770
Other Theater Business	1,263	—	—	—	1,263
Other sales(2)	489	—	—	—	489
Sub-total	2,849	897	1,916	—	5,662
Image enhancement and maintenance services
IMAX DMR	—	10,629	—	—	10,629
IMAX Maintenance	7,370	—	—	—	7,370
Film Post-Production	1,611	—	—	—	1,611
Film Distribution	—	883	—	—	883
Other	—	228	—	—	228
Sub-total	8,981	11,740	—	—	20,721
Technology rentals
Joint Revenue Sharing Arrangements, contingent rent	—	—	5,971	—	5,971
Sub-total	—	—	5,971	—	5,971
Finance income
IMAX Systems	—	—	—	2,548	2,548
Total	$11,830	$12,637	$7,887	$2,548	$34,902

(1)

Includes revenues earned from sales or sales-type lease arrangements involving new and upgraded IMAX Theater Systems, as well as the impact on revenue of renewals and amendments to existing theater system arrangements.

(2)	Other sales include revenues associated with New Business Initiatives.
(3)	Prior period comparatives have been revised to appropriately classify $1.1 million of fixed consideration under revenue from contracts with customers to revenue from lease arrangements.
(b)	Deferred Revenue

IMAX Theater System sale and lease arrangements include a requirement for the Company to provide maintenance services over the life of the arrangement, subject to a consumer price index adjustment each year. In circumstances where customers prepay the entire term’s maintenance fee, additional payments are due to the Company for the years after its extended warranty and maintenance obligations expire. Payments upon renewal each year are either prepaid or made in arrears and can vary in frequency from monthly to annually. At March 31, 2021, $24.3 million of consideration has been deferred in relation to outstanding maintenance services to be provided on existing maintenance contracts (December 31, 2020 — $21.6 million). Maintenance revenue is recognized evenly over the contract term which coincides with the period over which maintenance services are provided. In the event of customer default, any payments made by the customer may be retained by the Company.

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

The following table presents the breakdown of revenue and gross margin (loss) by category for the three months ended March 31, 2021 and 2020:

	Revenue(1)		Gross Margin (Margin Loss) (4)
(In thousands of U.S. Dollars)	2021	2020	2021	2020
IMAX Technology Network
IMAX DMR	$11,944	$10,629	$8,251	$4,443
Joint revenue sharing arrangements, contingent rent	8,359	5,971	1,883	(1,618)
	20,303	16,600	10,134	2,825
IMAX Technology Sales and Maintenance
IMAX Systems (2)	5,899	5,688	3,012	3,176
Joint revenue sharing arrangements, fixed fees	1,738	770	156	179
IMAX Maintenance	8,906	7,370	3,823	759
Other Theater Business (3)	437	1,263	63	610
	16,980	15,091	7,054	4,724
New Business Initiatives	668	478	458	361
Film Distribution and Post-Production
Film Distribution(5)	222	883	(261)	(2,158)
Post-Production	591	1,611	236	223
	813	2,494	(25)	(1,935)
Sub-total	38,764	34,663	17,621	5,975
Other	(10)	239	(340)	(889)
Total	$38,754	$34,902	$17,281	$5,086

(1)

The Company’s largest customer represents 31.2% of total Revenues for the three months ended March 31, 2021 (2020 — 14.4%) and 15.9% of total Accounts Receivable as of March 31, 2021. No single customer comprises more than 10% of the Company’s total Accounts Receivable as of December 31, 2020.

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
(4)

IMAX DMR gross margin includes marketing costs of $1.1 million for the three months ended March 31, 2021 (2020 — $2.4 million). JRSA gross margin includes advertising, marketing and commission expense of $0.8 million for the three months ended March 31, 2021 (2020 — $0.5 million). IMAX Systems gross margin includes marketing and commission costs of $0.2 million for the three months ended March 31, 2021 (2020 — $0.2 million). Film Distribution segment gross margin includes a marketing recovery of less than $0.1 million for the three months ended March 31, 2021 (2020 — expense of $0.2 million).

(5)

During the three months ended March 31, 2020, Film Distribution segment results include impairment losses of $2.3 million to write-down the carrying value of certain documentary and alternative content film assets due to a decrease in projected box office totals and related revenues based on management’s regular quarterly recoverability assessments. No such charges were incurred in the three months ended March 31, 2021.

Geographic Information

Revenue by geographic area is based on the location of the customer. Revenue related to IMAX DMR is presented based upon the geographic location of the theaters that exhibit the remastered films. IMAX DMR revenue is generated through contractual relationships with studios and other third parties and these may not be in the same geographical location as the theater.

	Three Months Ended
	March 31,
	2021	2020
Revenue
Greater China	$25,518	$5,269
Asia (excluding China)	4,302	5,860
United States	3,699	12,965
Russia & the CIS	1,886	1,566
Western Europe	1,369	4,557
Latin America	53	1,527
Canada(1)	(553)	931
Rest of the World	2,480	2,227
Total	$38,754	$34,902

(1)

For the three months ended March 31, 2021, the amount attributable to Canada includes a $0.5 million reversal of previously recorded revenue and a corresponding reduction in the net investment in lease as a result of a lease modification entered into in the period.

No single country in the Rest of the World, Western Europe, Latin America and Asia (excluding Greater China) comprises more than 10% of the Company’s total revenue in the three months ended March 31, 2021.

15.  Employee's Pension and Postretirement Benefits

(a)	Defined Benefit Plan

The Company has an unfunded defined benefit pension plan, the Supplemental Executive Retirement Plan (the “SERP”), covering its CEO, Richard L. Gelfond. Under the terms of the SERP, if Mr. Gelfond’s employment is terminated other than for cause (as defined in his employment agreement), he is entitled to receive SERP benefits in the form of a lump sum payment. SERP benefit payments to Mr. Gelfond are subject to a deferral for six months after the termination of his employment, at which time Mr. Gelfond will be entitled to receive interest on the deferred amount credited at the applicable federal rate for short-term obligations. Pursuant to an amendment to his employment agreement dated November 1, 2019, the term of Mr. Gelfond’s employment was extended through December 31, 2022, although Mr. Gelfond has not informed the Company that he intends to retire at that time. Under the terms of this amendment to his employment agreement, the total benefit payable to Mr. Gelfond under the SERP was fixed at $20.3 million.

As of March 31, 2021 and December 31, 2020, the Company’s projected benefit obligation and unfunded status related to the SERP are as follows:

	March 31,	December 31,
(In thousands of U.S. Dollars)	2021	2020
Projected benefit obligation:
Obligation, beginning of period	$20,116	$18,840
Interest cost	18	379
Actuarial gain	—	897
Obligation, end of period and unfunded status(1)	$20,134	$20,116

(1)	The accumulated benefit obligation for the SERP was $20.1 million at March 31, 2021 (December 31, 2020 —$20.1 million).

For the three months ended March 31, 2021, the Company recorded interest costs of less than $0.1 million (2020 — $0.1 million) related to the SERP. The Company expects to recognize additional interest costs of $0.1 million related to the SERP during the remainder of 2021. No contributions are expected to be made to the SERP in 2021.

(b)	Defined Contribution Pension Plan

The Company also maintains defined contribution plans for its employees, including its executive officers. The Company makes contributions to these plans on behalf of employees in an amount up to 5% of their base salary subject to certain prescribed maximums. During the three months ended March 31, 2021, the Company contributed and recorded expense of $0.3 million (2020 — $0.3 million) to its Canadian defined contribution plan and $0.2 million (2020 — $0.2 million) to its defined contribution employee plan under Section 401(k) of the U.S. Internal Revenue Code.

(c)	Postretirement Benefits – Executives

The Company has an unfunded postretirement plan for Mr. Gelfond and Bradley J. Wechsler, Chairman of the Company’s Board of Directors. The plan provides that the Company will maintain health benefits for Messrs. Gelfond and Wechsler until they become eligible for Medicare and, thereafter, the Company will provide Medicare supplemental coverage as selected by Messrs. Gelfond and Wechsler. As of March 31, 2021, the Company’s postretirement benefits obligation under this plan is $0.7 million (December 31, 2020 — $0.7 million). For the three months ended March 31, 2021, the Company has recorded an expense of less than $0.1 million (2020 — less than $0.1 million) related to this plan. In the first quarter of 2021, Mr. Wechsler notified the Company’s Board of Directors that he will not stand for re-election as a director at the Company’s annual meeting of shareholders on June 9, 2021. Upon his departure, the Company will maintain Mr. Wechsler’s current health benefits through December 31, 2021, and thereafter will provide him with Medicare supplemental coverage.

(d)	Postretirement Benefits – Canadian Employees

The Company has an unfunded postretirement plan for its Canadian employees meeting specific eligibility requirements. The Company will provide eligible participants, upon retirement, with health and welfare benefits. As of March 31, 2021, the Company’s postretirement benefits obligation under this plan is $1.8 million (December 31, 2020 — $1.9 million). For the three months ended March 31, 2021, the Company has recorded expense of less than $0.1 million (2020 — $0.1 million) related to this plan.

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

As of March 31, 2021, the benefit obligation related to the Retirement Plan was $3.7 million (December 31, 2020 — $3.7 million) and is recorded on the Company’s Condensed Consolidated Balance Sheets within Accrued and Other Liabilities. As the Retirement Plan is fully vested, the benefit obligation is measured at the present value of the benefits expected to be paid in the future with the accretion of interest recognized in the Condensed Consolidated Statements of Operations within Retirement Benefits Non-service Expenses.

The Retirement Plan is funded by an investment in company-owned life insurance (“COLI”), which is recorded at its fair value on the Company’s Condensed Consolidated Balance Sheets within Prepaid Expenses. As of March 31, 2021, fair value of the COLI asset was $3.2 million (December 31, 2020 — $3.2 million). Gains and losses resulting from changes in the cash surrender value of the COLI asset are recognized in the Condensed Consolidated Statements of Operations within Realized and Unrealized Investment Gains (Losses).

16.  Financial Instruments

(a)	Financial Instruments

The Company maintains cash with various major financial institutions. The Company’s cash is invested with highly rated financial institutions. The Company’s $267.8 million balance of cash and cash equivalents as of March 31, 2021 includes $115.1 million in cash held outside of Canada (December 31, 2020 — $89.9 million), of which $84.2 million was held in the People’s Republic of China (the “PRC”) (December 31, 2020 — $76.7 million).

(b)	Fair Value Measurements

The carrying values of the Company’s Cash and Cash Equivalents, Accounts Receivable, Accounts Payable and Accrued Liabilities due within one year approximate their fair values due to the short-term maturity of these instruments. Including these instruments, the Company’s financial instruments consist of the following:

	As of March 31, 2021		As of December 31, 2020
(In thousands of U.S. Dollars)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Level 1
Cash and cash equivalents(1)	$267,794	$267,794	$317,379	$317,379
Equity securities(2)	1,086	1,086	13,633	13,633
Level 2
Net financed sales receivables(3)	$110,213	$110,163	$112,396	$112,603
Net investment in sales-type leases(3)	20,623	20,729	19,414	19,373
Equity securities(1)	1,000	1,000	1,000	1,000
COLI(4)	3,184	3,184	3,155	3,155
Foreign exchange contracts — designated forwards(3)	1,682	1,682	1,635	1,635
Foreign exchange contracts — non-designated forwards(3)	22	22	344	344
Working Capital Facility borrowings(1)	(7,590)	(7,590)	(7,643)	(7,643)
Credit Facility borrowings(1)	(45,000)	(45,000)	(300,000)	(300,000)
Convertible Notes(5)	(230,000)	(232,654)	—	—

(1)	Recorded at cost, which approximates fair value.
(2)	Fair value is determined using quoted prices in active markets.
(3)	Fair value is estimated based on discounting future cash flows at currently available interest rates with comparable terms.
(4)	Measured at cash surrender value, which approximates fair value.
(5)	Fair value is determined using quoted market prices that are observable in the market or that could be derived from observable market data.

When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. There were no transfers in or out of the Company’s Level 3 assets during the three months ended March 31, 2021 and 2020.

(c)	Foreign Exchange Risk Management

The Company is exposed to market risk from changes in foreign currency rates. A majority of the Company’s revenues is denominated in U.S. Dollars while a substantial portion of its costs and expenses is denominated in Canadian Dollars. A portion of the net U.S. Dollar cash flows of the Company is periodically converted to Canadian Dollars to fund Canadian Dollar expenses through the spot market. In China and Japan, the Company has ongoing operating expenses related to its operations in Chinese Renminbi and Japanese Yen, respectively. Net cash flows are converted to and from U.S. Dollars through the spot market. The Company also has cash receipts under leases denominated in Chinese Renminbi, Japanese Yen, Canadian Dollars and Euros which are converted to U.S. Dollars through the spot market. In addition, because IMAX films generate box office in 84 different countries, unfavourable exchange rates between applicable local currencies and the U.S. Dollar affect the Company’s reported gross box-office receipts and revenues, further impacting the Company’s results of operations. The Company’s policy is to not use any financial instruments for trading or other speculative purposes.

The Company has entered into a series of foreign currency forward contracts to manage the risks associated with the volatility of foreign currencies. Certain of these foreign currency forward contracts met the criteria required for hedge accounting under the Derivatives and Hedging Topic of the FASB ASC at inception, and continue to meet hedge effectiveness tests at March 31, 2021 (the “Foreign Currency Hedges”), with settlement dates throughout 2021. Foreign currency derivatives are recognized and measured in the Condensed Consolidated Balance Sheets at fair value. Changes in the fair value (i.e., gains or losses) are recognized in the Condensed Consolidated Statements of Operations except for derivatives designated and qualifying as foreign currency cash flow hedging instruments. The Company currently has cash flow hedging instruments associated with Selling, General and Administrative Expenses and Inventories. For foreign currency cash flow hedging instruments related to Selling, General and Administrative Expenses, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in Other Comprehensive Income (Loss) and reclassified to the Condensed Consolidated Statements of Operations when the forecasted transaction occurs. For foreign currency cash flow hedging instruments related to Inventories, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in Other Comprehensive Income (Loss) and reclassified to Inventories in the Condensed Consolidated Balance Sheets when the forecasted transaction occurs. Any ineffective portion is recognized immediately in the Condensed Consolidated Statements of Operations.

The following tabular disclosures reflect the impact that derivative instruments and hedging activities have on the Company’s Condensed Consolidated Financial Statements:

Notional value of foreign exchange contracts:

	March 31,	December 31,
(In thousands of U.S. Dollars)	2021	2020
Derivatives designated as hedging instruments:
Foreign exchange contracts — Forwards	$21,515	$26,358
Derivatives not designated as hedging instruments:
Foreign exchange contracts — Forwards	416	5,552
	$21,931	$31,910

Fair value of derivatives in foreign exchange contracts:

		March 31,	December 31,
(In thousands of U.S. Dollars)	Balance Sheet Location	2021	2020
Derivatives designated as hedging instruments:
Foreign exchange contracts — Forwards	Other assets	$1,682	$1,635
Derivatives not designated as hedging instruments:
Foreign exchange contracts — Forwards	Other assets	22	344
		$1,704	$1,979

Derivatives in foreign currency hedging relationships are as follows:

		Three Months Ended March 31,
(In thousands of U.S. Dollars)		2021	2020
Foreign exchange contracts	Derivative Gain (Loss)
— Forwards	Recognized in OCI
	(Effective Portion)	$295	$(2,860)

	Location of Derivative Gain (Loss)
	Reclassified from AOCI	Three Months Ended March 31,
(In thousands of U.S. Dollars)	(Effective Portion)	2021	2020
Foreign exchange contracts	Selling, general and
— Forwards	administrative expenses	$231	$(341)
	Inventory	—	(17)
		$231	$(358)

		Three Months Ended March 31,
(In thousands of U.S. Dollars)		2021	2020
Foreign exchange contracts	Derivative Loss Recognized In
— Forwards	and Out of OCI	$—	$(36)

Non-designated derivatives in foreign currency relationships are as follows:

		Three Months Ended March 31,
(In thousands of U.S. Dollars)	Location of Derivative Gain	2021	2020
Foreign exchange contracts	Selling, general and
— Forwards	administrative expenses	$22	$—
		$22	$—

The Company's estimated net amount of the existing gains as of March 31, 2021 is $1.7 million, which is expected to be reclassified to earnings within the next twelve months.

(d)	Investments in Equity Securities

As of March 31, 2021, the Condensed Consolidated Balance Sheets includes $1.1 million (December 31, 2020 — $13.6 million) of investments in equity securities.

On January 17, 2019, IMAX China (Hong Kong), Limited, a wholly-owned subsidiary of IMAX China, as an investor entered into a cornerstone investment agreement with Maoyan Entertainment (“Maoyan”) (as the issuer) and Morgan Stanley Asia Limited (as a sponsor, underwriter and the underwriters’ representative). Pursuant to this agreement, IMAX China (Hong Kong), Limited agreed to invest $15.2 million to subscribe for a certain number of shares of Maoyan at the final offer price pursuant to the global offering of the share capital of Maoyan, and this investment would be subject to a lock-up period of six months following the date of the global offering. On February 4, 2019, Maoyan completed its global offering, upon which, IMAX China (Hong Kong), Limited became a less than 1% shareholder in Maoyan. In February 2021, IMAX China (Hong Kong), Limited sold all of its 7,949,000 shares of Maoyan for gross proceeds of $17.8 million, which represents a $2.6 million gain relative to the Company’s acquisition cost and a $5.2 million gain compared to the fair value of the investment as of December 31, 2020. Prior to this sale, the Company accounted for its investment in Maoyan at fair value with any changes in fair value recorded to the Condensed Consolidated Statements of Operations. For the three months ended March 31, 2020, the fair value of the Company’s investment in Maoyan experienced an unrealized loss of $4.5 million. As of December 31, 2020, the value of the Company’s investment in Maoyan was $12.6 million.

The Company has an investment of $1.1 million (December 31, 2020 — $1.1 million) in the shares of an exchange traded fund. This investment is classified as an equity investment.

As of March 31, 2021, the Company held investments in the preferred shares of enterprises which meet the criteria for classification as an equity security under FASB ASC 321, carried at historical cost, net of impairment charges. The carrying value of these equity security investments was $1.0 million at March 31, 2021 (December 31, 2020 — $1.0 million) and is recorded in Other Assets.

17.  Non-Controlling Interests

(a)	IMAX China Non-Controlling Interest

The Company indirectly owns 69.83% of IMAX China Holding, Inc. (“IMAX China”), whose shares trade on the Hong Kong Stock Exchange. IMAX China remains a consolidated subsidiary of the Company. As of March 31, 2021, the balance of the Company’s non-controlling interest in IMAX China is $82.2 million. For the three months ended March 31, 2021, the net income attributable to the non-controlling interest in IMAX China is $4.3 million (2020 — net loss of $(9.6) million).

(b)	Other Non-Controlling Interest

The Company’s Original Film Fund was established in 2014 to co-finance a portfolio of 10 original large-format films. The initial investment in the Original Film Fund was committed by a third party in the amount of $25.0 million, with the possibility of contributing additional funds. The Company has contributed $9.0 million to the Original Film Fund since 2014 and has reached its maximum contribution. As of March 31, 2021, the Original Film Fund has invested $22.3 million toward the development of original films. The related production, financing and distribution agreement includes put and call rights relating to change of control of the rights, title and interest in the co-financed pictures.

(c)	Non-Controlling Interest in Temporary Equity

The following table summarizes the movement of the non-controlling interest in temporary equity related to the Original Film Fund for the three months ended March 31, 2021:

Balance of at December 31, 2020	$759
Net loss	(9)
Balance as of March 31, 2021	$750

18.  Subsequent Event

On April 24, 2021, Patrick McClymont, the Company’s Chief Financial Officer, notified the Company that he would be resigning his position effective May 14, 2021, to pursue other career and personal interests. Joseph Sparacio, Mr. McClymont’s immediate predecessor as Chief Financial Officer, has agreed to serve as the Company’s interim Chief Financial Officer, reporting to Richard L. Gelfond, the Company’s CEO, beginning on June 1, 2021, until the sooner of December 31, 2021 or when a permanent replacement is named. The terms of Mr. Sparacio’s compensation have not yet been finalized.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Presented below is Management's Discussion and Analysis of Financial Condition and Results of Operations (or "MD&A") for IMAX Corporation and its consolidated subsidiaries (“IMAX” or the “Company”) for the three months ended March 31, 2021 and 2020. MD&A should be read in conjunction with Note 14, "Segment Reporting" in the accompanying Condensed Consolidated Financial Statements in Item 1.

As of March 31, 2021, the Company indirectly owns 69.83% of IMAX China Holding, Inc. (“IMAX China”), whose shares trade on the Hong Kong Stock Exchange. IMAX China is a consolidated subsidiary of the Company.

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

Certain statements included in this quarterly report may constitute "forward-looking statements" within the meaning of the United States Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, references to business and technology strategies and measures to implement strategies, competitive strengths, goals, expansion and growth of business, operations and technology, future capital expenditures (including the amount and nature thereof), plans and references to the future success of the Company and expectations regarding its future operating, financial and technological results. These forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform with the expectations and predictions of the Company is subject to a number of risks and uncertainties, including, but not limited to, risks related to the adverse impact of the COVID-19 pandemic; risks associated with investments and operations in foreign jurisdictions and any future international expansion, including those related to economic, political and regulatory policies of local governments and laws and policies of the United States and Canada; risks related to the Company’s growth and operations in China; the performance of IMAX DMR® films; the signing of theater system agreements; conditions, changes and developments in the commercial exhibition industry; risks related to currency fluctuations; the potential impact of increased competition in the markets within which the Company operates, including competitive actions by other companies; the failure to respond to change and advancements in digital technology; risks relating to recent consolidation among commercial exhibitors and studios; risks related to new business initiatives; conditions in the in-home and out-of-home entertainment industries; the opportunities (or lack thereof) that may be presented to and pursued by the Company; risks related to cyber-security and data privacy; risks related to the Company’s inability to protect its intellectual property; risks related to the Company’s indebtedness and compliance with its debt agreement; general economic, market or business conditions; the failure to convert theater system backlog into revenue; changes in laws or regulations; the failure to fully realize the projected cost savings and benefits from any of the Company’s restructuring initiatives; any statements of belief and any statements of assumptions underlying any of the foregoing; other factors and risks outlined in the Company’s periodic filings with the Securities and Exchange Commission; and other factors, many of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this quarterly report are qualified by these cautionary statements, and actual results or anticipated developments by the Company may not be realized, and even if substantially realized, may not have the expected consequences to, or effects on, the Company. The forward-looking statements herein are made only as of the date hereof and the Company undertakes no obligation to update publicly or otherwise revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

OVERVIEW

IMAX is one of the world’s leading entertainment technology companies, specializing in technological innovations powering the presentation of some of today’s most immersive entertainment experiences. Through its proprietary software, theater architecture, patented intellectual property and specialized equipment, IMAX offers a unique end-to-end cinematic solution to create the highest-quality, most immersive motion picture and other entertainment event experiences for which the IMAX® brand has become known globally. Top filmmakers and movie studios utilize the cutting-edge visual and sound technology of IMAX to connect with audiences in innovative ways, and, as a result, the IMAX network is among the most important and successful distribution platforms for major films and other events around the world.

The Company leverages its proprietary technology and engineering in all aspects of its core business, which principally consists of the digital remastering of films and other presentations into the IMAX format (“IMAX DMR”) and the sale or lease of premium IMAX theater systems (“IMAX Theater Systems”).

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

As of March 31, 2021, there were 1,652 IMAX Theater Systems operating in 84 countries and territories, including 1,567 commercial multiplexes, 12 commercial destinations and 73 institutional locations. This compares to 1,616 IMAX Theater Systems operating in 81 countries and territories as of March 31, 2020 including 1,526 commercial multiplexes, 14 commercial destinations and 76 institutional locations. (See the table below under “IMAX Network and Backlog” for additional information on the composition of the IMAX network.)

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

As a result of the engineering and scientific achievements that are a hallmark of The IMAX Experience®, the Company’s exhibitor customers typically charge a premium for IMAX DMR films over films exhibited in their other auditoriums. The premium pricing, combined with the higher attendance levels associated with IMAX DMR films, generates incremental box office for the Company’s exhibitor customers and for the movie studios releasing their films to the IMAX network. The incremental box office generated by IMAX DMR films has helped establish IMAX as a key premium distribution and marketing platform for Hollywood blockbuster films and foreign local language movie studios.

As one of the world’s leaders in entertainment technology, the Company strives to remain at the forefront of advancements in cinema technology. In 2018, the Company introduced IMAX with Laser, a laser projection system designed for IMAX theaters in commercial multiplexes, which represents a further evolution of IMAX’s proprietary technology. The Company believes that IMAX with Laser delivers increased resolution, sharper and brighter images, deeper contrast and the widest range of colors available to filmmakers today. The Company further believes that IMAX with Laser is helping facilitate the next major lease renewal and upgrade cycle for the global IMAX network.

The Company is also experimenting with new technologies and new content as a way to deepen consumer engagement and brand loyalty, which includes curating unique, differentiated alternative content to be exhibited in IMAX theaters, particularly during those periods when Hollywood blockbuster film content is not available.

RECENT DEVELOPMENTS

On April 24, 2021, Patrick McClymont, the Company’s Chief Financial Officer, notified the Company that he would be resigning his position effective May 14, 2021, to pursue other career and personal interests. Joseph Sparacio, Mr. McClymont’s immediate predecessor as Chief Financial Officer, has agreed to serve as the Company’s interim Chief Financial Officer, reporting to Richard L. Gelfond, the Company’s CEO, beginning on June 1, 2021, until the sooner of December 31, 2021 or when a permanent replacement is named. The terms of Mr. Sparacio’s compensation have not yet been finalized.

IMPACT OF COVID-19 PANDEMIC

In late January 2020, in response to the public health risks associated with the novel coronavirus and the disease that it causes (“COVID-19”), the Chinese government directed exhibitors in China to temporarily close more than 70,000 movie theaters, including all of the approximately 700 IMAX theaters in mainland China. On March 11, 2020, due to the worsening public health crisis associated with the novel coronavirus, COVID-19 was characterized as a pandemic by the World Health Organization, and in the following weeks, local, state and national governments instituted stay-at-home orders and restrictions on large public gatherings, which caused movie theaters in countries around the world to temporarily close, including substantially all of the IMAX theaters in those countries. As a result of the theater closures, movie studios postponed the theatrical release of most films originally scheduled for release in 2020 and early 2021, including many scheduled to be shown in IMAX theaters, while several other films were released directly or concurrently to streaming platforms. More recently, stay-at-home orders have been lifted in many countries and movie theaters throughout the IMAX network gradually reopened in the third quarter of 2020 with reduced capacities, physical distancing requirements, and other safety measures. As of March 31, 2021, 77% of the theaters in the global IMAX commercial multiplex network were open, spanning 41 countries. This included 66% of the theaters in Domestic (i.e., United States and Canada) locations, 97% of the theaters in Greater China and 52% of the theaters in Rest of World markets. In many parts of Asia, audiences have returned to theaters, particularly IMAX theaters, in numbers approximating pre-pandemic attendance levels despite the continued delay of Hollywood theatrical releases, which typically account for 70% of box office ticket sales in those regions. Management believes this indicates that moviegoers are eager to return to cinemas where and when theaters are open and they feel safe. However, ticket sales have been significantly lower than normal levels in theaters outside of Asia due in significant part to continued delays in the Hollywood theatrical release schedule. As a result, during the first quarter of 2021, certain theater chains have remained closed or operated with capacity restrictions and reduced operating hours.

The impact of the COVID-19 global pandemic has resulted in significantly lower levels of revenues, earnings and operating cash flows during 2020 and through the end of the first quarter of 2021, when compared to periods prior to the onset of the pandemic, as gross box office (“GBO”) results from the Company’s theater customers declined significantly, the installation of certain theater systems was delayed, and maintenance services were generally suspended for theaters that were closed. Even as the pandemic has receded in many markets around the world, there continues to be few new films released by Hollywood movie studios and a significant number of theaters in the IMAX network remain either closed or operating with capacity restrictions. The Company continues to experience a significant decline in earnings and operating cash flows as it is generating lower than normal levels of GBO-based revenue from its joint revenue sharing arrangements and digital remastering services, it is unable to provide normal maintenance services to any of the theaters that remain closed, and while some installation activity is continuing, certain theater system installations have been, and may continue to be delayed. However, with approximately 77% of the Company’s global theater network open as of March 31, 2021 (including substantially all of the theaters in Greater China), GBO receipts generated by IMAX DMR films and joint revenue sharing arrangements increased in the current quarter, leading to improvement in the Company’s segment results, when compared to the prior year period.

In addition, as a result of the financial difficulties faced by certain of the Company’s exhibition customers as a result of theater closures during the pandemic, the Company has experienced and may continue to experience delays in collecting payments due under existing theater sale or lease arrangements. In response, the Company has provided temporary relief to exhibitor customers by waiving or reducing maintenance fees during periods when theaters are closed or operating with reduced capacities and, in certain situations, by providing extended payment terms on annual minimum payment obligations in exchange for a corresponding or longer extension of the term of the underlying sale or lease arrangement.

Management is encouraged by recent box office results in markets like China, Japan and South Korea where the virus is better controlled and audiences have demonstrated a willingness to return to cinema. In addition, vaccine distribution is accelerating in the United States and the pipeline of Hollywood movies scheduled for the second half of 2021 appears strong. However, the Company may continue to be significantly impacted by the COVID-19 global pandemic even after theaters reopen and resume normal operations. The global economic impact of COVID-19 has led to record levels of unemployment in certain countries, which has led to, and may continue to result in lower consumer spending. The timing and extent of a recovery of consumer behavior and willingness to spend discretionary income on movie-going may delay the Company’s ability to generate significant GBO-based revenue until consumer behavior normalizes and consumer spending recovers.

In response to uncertainties associated with the COVID-19 global pandemic, in the first quarter of 2021, the Company continued to take significant steps to preserve cash by eliminating non-essential costs, keeping certain employees on a temporary furlough, reducing the working hours of other employees and reducing all non-essential capital expenditures to minimum levels. The Company has also implemented an active cash management process, which, among other things, requires senior management approval of all outgoing payments.

In the first quarter of 2021, the Company issued $230.0 million of Convertible Notes. The net proceeds from the issuance of the Convertible Notes were approximately $223.7 million, after deducting the initial purchasers’ discounts and commissions, which were used in part to repay a portion of outstanding borrowings under the Credit Facility provided by the Company’s Credit Agreement with Wells Fargo. In addition, during the first quarter of 2021, the Company entered into the Second Amendment to the Credit Agreement which, among other things, suspends the Senior Secured Net Leverage Ratio financial covenant in the Credit Agreement through the first quarter of 2022 and, once re-established, permits the Company to use EBITDA from the third and fourth quarters of 2019 in lieu of EBITDA for the corresponding quarters of 2021. As of March 31, 2021, the Company was in compliance with all of its requirements under the Credit Agreement, as amended. (Each defined term used, but not defined in this paragraph is defined in “Liquidity and Capital Resources”.) (See “Liquidity and Capital Resources” and Note 7 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1.)

The Company has applied for and received $8.6 million to date in wage subsidies, tax credits and other financial support under COVID-19 relief legislation that has been enacted in the countries in which it operates. During the three months ended March 31, 2021, the Company recognized $1.5 million under the Canada Emergency Wage Subsidy (“CEWS”) program as reductions to Selling, General and Administrative Expenses ($1.2 million) and Costs and Expenses Applicable to Revenues ($0.3 million) in the Condensed Consolidated Statements of Operations. The CEWS program has been extended to September 2021. The Company will continue to review for the availability of additional subsidies and credits for the remaining terms of these programs, where applicable, although there are no guarantees that the Company will ultimately apply for or receive any such additional benefits. (See “Risk Factors – The Company has experienced a significant decrease in its revenues, earnings and cash flows due to the COVID-19 global pandemic and its business, financial condition and results of operations may continue to be significantly harmed in future reporting periods” in Part II, Item 1A in this report.)

SOURCES OF REVENUE

For the presentation of MD&A, the Company has organized its reportable segments into the following four categories: (i) IMAX Technology Network; (ii) IMAX Technology Sales and Maintenance; (iii) New Business Initiatives; and (iv) Film Distribution and Post-Production. Within these four categories are the Company’s following reportable segments: (i) IMAX DMR; (ii) Joint Revenue Sharing Arrangements; (iii) IMAX Systems; (iv) IMAX Maintenance; (v) Other Theater Business; (vi) New Business Initiatives; (vii) Film Distribution; and (viii) Film Post-Production. For additional details regarding the Company’s sources of revenue, refer to its Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”).

IMAX Technology Network

The IMAX Technology Network category earns revenue based on contingent box office receipts. Included in the IMAX Technology Network category are the IMAX DMR segment and contingent rent from the Joint Revenue Sharing Arrangement (“JRSA”) segment, each as described in more detail below.

IMAX DMR

The Company has developed IMAX DMR, a proprietary technology that digitally remasters films into IMAX formats. In a typical IMAX DMR film arrangement, the Company receives a percentage of the box office receipts from a movie studio in exchange for converting a commercial film into IMAX DMR format and distributing it through the IMAX network. In recent years, the percentage of gross box office receipts earned in IMAX DMR arrangements has averaged approximately 12.5%, except for within Greater China, where the Company receives a lower percentage of net box office receipts for certain Hollywood films.

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

IMAX films also benefit from enhancements made by individual filmmakers exclusively for the IMAX release of the film. Collectively, the Company refers to these enhancements as “IMAX DNA”. Filmmakers and movie studios have sought IMAX-specific enhancements in recent years to generate interest in and excitement for their films. Such enhancements include shooting films with IMAX cameras to increase the audience’s immersion in the film and to take advantage of the unique dimensions of the IMAX screen by projecting the film in a larger aspect ratio that delivers up to 26% more image onto a movie screen. Detective Chinatown 3 and A Writer’s Odyssey, which were released in China in the first quarter of 2021, were filmed with IMAX cameras.

Management believes that growth in international box office remains an important driver of growth for the Company. To support continued growth in international markets, the Company has sought to bolster its international film strategy, supplementing the Company’s film slate of Hollywood DMR titles with appealing local IMAX DMR releases in select markets, particularly in China. During 2020, 17 local language IMAX DMR films were released to the IMAX network, including ten in China, three in Russia, three in Japan, and one in South Korea. During the three months ended March 31, 2021, six local language IMAX DMR films were released to the IMAX network, including four in China and two in Japan. The Company expects to announce additional local language IMAX DMR films to be released to the IMAX network in the remainder of 2021.

The Company remains in active negotiations with all major Hollywood studios for additional films to fill out its short and long-term film slate for the IMAX network. However, as a result of the theater closures associated with the COVID-19 global pandemic, Hollywood movie studios have postponed the theatrical release of most films originally scheduled for release in early 2021, including many scheduled to be shown in IMAX theaters, while several other films have been released directly or concurrently to streaming platforms. Accordingly, as of the filing of this report, there remains uncertainty around the release dates of certain major films.

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

The revenue earned from customers under the Company’s joint revenue sharing arrangements can vary from quarter-to-quarter and year-to-year based on a number of factors including film performance, the mix of theater system configurations, the timing of installation of IMAX Theater Systems, the nature of the arrangement, the location, size and management of the theater and other factors specific to individual arrangements.

Joint revenue sharing arrangements also require IMAX to provide maintenance and extended warranty services to the customer over the term of the lease in exchange for a separate fixed annual fee. These fees are reported within IMAX Technology Sales and Maintenance, as discussed below.

The introduction of joint revenue sharing arrangements has been an important factor in the expansion of the Company’s commercial theater network. Joint revenue sharing arrangements allow commercial theater exhibitors to install IMAX Theater Systems without the significant initial capital investment required in a sale or sales-type lease arrangement. Joint revenue sharing arrangements drive recurring cash flows and earnings for the Company, as customers under these arrangements pay the Company a portion of their ongoing box office receipts. The Company funds its joint revenue sharing arrangements through cash flows from operations. As of March 31, 2021, the Company had 896 theaters in operation under joint revenue sharing arrangements, a 3.3% increase as compared to the 867 theaters in operation under joint revenue sharing arrangements as of March 31, 2020. The Company also had contracts in backlog for 332 theaters under joint revenue sharing arrangements as of March 31, 2021, including 84 upgrades to existing theater locations and 248 new theater locations.

IMAX Technology Sales and Maintenance

The IMAX Technology Sales and Maintenance category earns revenue principally from the sale or sales-type lease of IMAX Theater Systems, as well as from the maintenance of IMAX Theater Systems. To the lesser extent, the IMAX Technology Sales and Maintenance category earns revenue from certain ancillary theater business activities and revenues from hybrid joint revenue sharing arrangements. These activities are described in more detail below under each of their respective segments.

IMAX Systems

The IMAX Systems segment provides IMAX Theater Systems to exhibitors through sale arrangements or long-term lease arrangements that for accounting purposes are classified as sales-type leases. Under these arrangements, in exchange for providing the IMAX Theater System, the Company earns initial fees and ongoing consideration (which can include fixed annual minimum payments and contingent fees in excess of the minimum payments), as well as maintenance and extended warranty fees (see “IMAX Maintenance” below). The initial fees vary depending on the system configuration and location of the theater. Initial fees are paid to the Company in installments between the time of signing the arrangement and the time of system installation, which is when the total of these fees, in addition to the present value of future annual minimum payments, are recognized as revenue. Finance income is recognized over the term of a financed sale or sales-type lease arrangement. In addition, in sale arrangements, an estimate of the contingent fees that may become due if certain annual minimum box office receipt thresholds are exceeded is recorded as revenue in the period when the sale is recognized and is adjusted in future periods based on actual results and changes in estimates. Such variable consideration is only recognized on sales transactions to the extent the Company believes there is not a risk of significant revenue reversal.

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

New Business Initiatives and Other

The New Business Initiatives segment includes activities related to the exploration of new lines of business and new initiatives outside of the Company’s core business, which seek to leverage its proprietary, innovative technologies, its leadership position in the entertainment technology space and its unique relationship with content creators.

In addition, through its Connected Theaters initiative, the Company is currently exploring new technologies and forms of content as a way to deepen consumer engagement and brand loyalty, including new technologies to further connect the IMAX network and to facilitate bringing more unique content, including live events, to IMAX theater audiences. The Company believes such additional connectivity can provide more innovative content to the IMAX network and in turn permit the Company to engage audiences in new ways.

The Company continues to believe that the IMAX network serves as a valuable platform to launch and distribute original content, especially during periods between peak and off-peak seasons, known as "shoulder periods".

Film Distribution and Post-Production

Through the Film Distribution segment, the Company licenses film content and distributes large-format films, primarily for its institutional theater partners. The Company receives as its distribution fee either a fixed amount or fixed percentage of the theater box office receipts and, following the Company’s recoupment of its costs, is typically entitled to receive an additional percentage of gross revenues as participation revenues.

The Film Post-Production segment provides film post-production and quality control services for large-format films (whether produced by IMAX or third parties), and digital post-production services.

IMAX NETWORK AND BACKLOG

IMAX Network

The following table provides detailed information about the IMAX network by type and geographic location as of March 31, 2021 and 2020:

	March 31, 2021				March 31, 2020
	Commercial Multiplex	Commercial Destination	Institutional	Total	Commercial Multiplex	Commercial Destination	Institutional	Total
United States	365	4	27	396	371	4	30	405
Canada	39	1	7	47	39	2	7	48
Greater China(1)	734	—	16	750	699	—	15	714
Western Europe	116	4	8	128	114	4	8	126
Asia (excluding Greater China)	123	2	2	127	120	2	2	124
Russia & the CIS	68	—	—	68	68	—	—	68
Latin America(2)	51	1	11	63	50	1	12	63
Rest of the World	71	—	2	73	65	1	2	68
Total(3)	1,567	12	73	1,652	1,526	14	76	1,616

(1)	Greater China includes China, Hong Kong, Taiwan and Macau.
(2)	Latin America includes South America, Central America and Mexico.
(3)	Period-to-period changes in the tables above are reported net of the effect of permanently closed theaters.

The Company currently believes that over time its commercial multiplex network could grow to approximately 3,318 IMAX theaters worldwide from the 1,567 operating as of March 31, 2021. The Company believes that the majority of its future growth will come from international markets. As of March 31, 2021, 73.2% of IMAX Theater Systems in operation were located within international markets (defined as all countries other than the United States and Canada), compared to 72.0% as of March 31, 2020. Revenues and gross box office derived from international markets continue to exceed revenues and gross box office from the United States and Canada. Risks associated with the Company’s international business are outlined in “Risk Factors – The Company conducts business internationally, which exposes it to uncertainties and risks that could negatively affect its operations, sales and future growth prospects” in Part I, Item 1A of the Company’s 2020 Form 10-K.

Greater China is the Company’s largest market, measured by revenues, with approximately 38% and 31% of overall revenues generated from its Greater China operations in the years ended December 31, 2020 and 2019, respectively. For the three months ended March 31, 2021, this percentage increased to 66% as the pace and extent of the reopening of IMAX theaters in Greater China has exceeded that of theaters in Domestic and Rest of World markets. As of March 31, 2021, the Company had 750 theaters operating in Greater China with an additional 248 theaters in backlog that are scheduled to be installed by 2028. The Company’s backlog in Greater China represents 47.6% of its total current backlog, including upgrades in system type. The Company’s largest single international partnership is in China with Wanda Film (“Wanda”). Wanda’s total commitment to the Company is for 361 IMAX Theater Systems in Greater China (of which 355 IMAX Theater Systems are under the parties’ joint revenue sharing arrangement).

(See “Risk Factors – The Company faces risks in connection with its significant presence in China and the continues expansion of its business there” and “Risk Factors – General political, social and economic conditions can affect the Company’s business by reducing both revenues generated from existing IMAX Theater Systems and the demand for new IMAX Theater Systems” in Part I, Item 1A of the Company’s 2020 Form 10-K.)

(See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Impact of COVID-19 Pandemic” and “Risk Factors – The Company has experienced a significant decrease in its revenues, earnings and cash flows due to the COVID-19 global pandemic and its business, financial condition and results of operations may continue to be significantly harmed in future reporting periods” in Part II, Item 1A of this report.)

The following tables provide detailed information about the Commercial Multiplex theaters in operation within the IMAX network by arrangement type and geographic location as of March 31, 2021 and 2020:

	March 31, 2021
	Commercial Multiplex Theaters in IMAX Network
	Traditional JRSA	Hybrid JRSA	Sale / Sales- type Lease	Total
Domestic Total (United States & Canada)	275	5	124	404
International:
Greater China	380	108	246	734
Asia (excluding Greater China)	33	2	88	123
Western Europe	48	28	40	116
Russia & the CIS	—	—	68	68
Latin America	1	—	50	51
Rest of the World	16	—	55	71
International Total	478	138	547	1,163
Worldwide Total(1)	753	143	671	1,567

	March 31, 2020
	Commercial Multiplex Theaters in IMAX Network
	Traditional JRSA	Hybrid JRSA	Sale / Sales- type Lease	Total
Domestic Total (United States & Canada)	278	5	127	410
International:
Greater China	358	102	239	699
Asia (excluding Greater China)	33	2	85	120
Western Europe	45	27	42	114
Russia & the CIS	—	—	68	68
Latin America	2	—	48	50
Rest of the World	15	—	50	65
International Total	453	131	532	1,116
Worldwide Total(1)	731	136	659	1,526

(1)	Period-to-period changes in the tables above are reported net of the effect of permanently closed theaters.

Backlog

The following table provides detailed information about the Company’s backlog as of March 31, 2021 and 2020:

	March 31, 2021								March 31, 2020
	Number of				Dollar Value				Number of				Dollar Value
	Systems				(in thousands)				Systems				(in thousands)
	New		Upgrade		New		Upgrade		New		Upgrade		New		Upgrade
Sales and sales-type lease arrangements	179		10		$206,238		$13,135		169		11		$206,317		$14,518
Hybrid joint revenue sharing arrangements	138		6		98,423		4,785		131		7		96,650		5,560
Traditional joint revenue sharing arrangements	110	(1)	78	(1)	200	(2)	5,500	(2)	133	(1)	82	(1)	300	(2)	5,500	(2)
	427		94		$304,861		$23,420		433		100		$303,267		$25,578

(1)	Includes 44 IMAX Theater Systems (2020 — 46) where the customer has the option to convert from a joint revenue sharing arrangement to a sales arrangement.
(2)	Reflects contractual upfront payments. Future contingent payments are not reflected as these are based on negotiated shares of box office results.

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

The following tables provide detailed information about the Company’s backlog by arrangement type and geographic location as of March 31, 2021 and 2020:

	March 31, 2021
	IMAX Theater System Backlog
	Traditional JRSA	Hybrid JRSA	Sale / Lease	Total
Domestic Total (United States & Canada)	120	3	8	131
International:
Greater China	46	112	90	248
Asia (excluding Greater China)	5	15	30	50
Western Europe	11	12	5	28
Russia & the CIS	—	1	16	17
Latin America	3	—	8	11
Rest of the World	3	1	32	36
International Total	68	141	181	390
Worldwide Total	188	144	189	521	(1)

	March 31, 2020
	IMAX Theater System Backlog
	Traditional JRSA	Hybrid JRSA	Sale / Lease	Total
Domestic Total (United States & Canada)	124	3	11	138
International:
Greater China	67	122	71	260
Asia (excluding Greater China)	5	—	34	39
Western Europe	12	13	7	32
Russia & the CIS	—	—	15	15
Latin America	3	—	10	13
Rest of the World	4	—	32	36
International Total	91	135	169	395
Worldwide Total	215	138	180	533	(2)

(1)	Includes 149 new IMAX with Laser projection system configurations and 92 upgrades of existing locations to IMAX with Laser projection system configurations.
(2)	Includes 147 new IMAX with Laser projection system configurations and 94 upgrades of existing locations to IMAX with Laser projection system configurations.

Approximately 74.9% of IMAX Theater System arrangements in backlog as of March 31, 2021 are scheduled to be installed in international markets (2020 — 74.1%).

(See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Impact of COVID-19 Pandemic” and “Risk Factors – The Company has experienced a significant decrease in its revenues, earnings and cash flows due to the COVID-19 global pandemic and its business, financial condition and results of operations may continue to be significantly harmed in future reporting periods” in Part II, Item 1A of this report.)

Signings and Installations

The following tables provide detailed information about IMAX Theater System signings and installations for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended
	March 31,
	2021	2020
Theater System Signings:
New IMAX Theater Systems
Sales and sales-type lease arrangements	6	2
Hybrid joint revenue sharing lease arrangements	—	—
Traditional joint revenue sharing arrangements	—	2
Total new IMAX Theater Systems	6	4
Upgrades of IMAX Theater Systems	—	11
Total IMAX Theater System signings	6	15

	For the Three Months Ended
	March 31,
	2021	2020
Theater System Installations:
New IMAX Theater Systems
Sales and sales-type lease arrangements	2	2
Hybrid joint revenue sharing lease arrangements	2	1
Traditional joint revenue sharing arrangements	5	2
Total new IMAX Theater Systems	9	5
Upgrades of IMAX Theater Systems	3	7
Total IMAX Theater System installations	12	12

(See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Impact of COVID-19 Pandemic” and “Risk Factors – The Company has experienced a significant decrease in its revenues, earnings and cash flows due to the COVID-19 global pandemic and its business, financial condition and results of operations may continue to be significantly harmed in future reporting periods” in Part II, Item 1A of this report.)

IMAX AI JOINT VENTURE

In March 2021, the Company and Maximus Technologies Limited (“Maximus”), a next-generation visual effects company, established a joint venture, IMAX AI, to deliver A.I.-based solutions for Ultra High Definition (UHD) 4K enhancement across smart devices, new and library content, and real-time enhancement of live entertainment and sports. IMAX and Maximus each own 50% of IMAX AI. In connection with the formation of the joint venture, IMAX and Maximus are each contributing $250,000 in cash, as well as certain intellectual property assets. The intellectual property assets contributed by the Company had a nominal carrying value. The Company is using the equity method to account this investment as IMAX AI is jointly controlled.

Included in the intellectual property assets contributed by IMAX is IMAX Enhanced, a home entertainment licensing and certification program. IMAX Enhanced was launched in September 2018, along with audio leader DTS (an Xperi subsidiary) to capitalize on the companies’ decades of combined expertise in image and sound science. IMAX Enhanced brings IMAX digitally re-mastered 4K high dynamic range (HDR) content and DTS audio technologies to premier streaming platforms and best-in-class consumer electronics devices worldwide, offering consumers high-fidelity sight and sound experiences for the home.

To be certified, leading consumer electronics manufacturers spanning 4K/8K televisions, projectors, A/V receivers, loudspeakers, subwoofers and soundbars must meet a carefully prescribed set of audio and video performance standards, set by a certification committee of IMAX and DTS engineers and some of Hollywood’s leading technical specialists.

IMAX Enhanced global device partners include Sony Electronics, Hisense, TCL, Phillips, Xiaomi, and Sound United, among others. IMAX Enhanced has an estimated six million certified devices in-market. IMAX Enhanced content is now available on six streaming platforms worldwide, with partners that include Sony Pictures Entertainment, Paramount Pictures, Huayi Brothers, Bona Film Group, Tencent Video, iQIYI and FandangoNOW, with more on the way.

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

The CEO is the Company’s Chief Operating Decision Maker (“CODM”), as such term is defined under United States Generally Accepted Accounting Principles (“U.S. GAAP”). The CODM, along with other members of management, assess segment performance based on segment revenues and gross margins. Selling, general and administrative expenses, research and development costs, the amortization of intangible assets, provisions for (recoveries of) current expected credit losses, certain write-downs, interest income, interest expense and income tax (expense) benefit are not allocated to the Company’s segments.

The Company’s reportable segments are organized into the following four categories: (i) IMAX Technology Network; (ii) IMAX Technology Sales and Maintenance; (iii) New Business Initiatives; and (iv) Film Distribution and Post-Production. Within these categories are the Company’s following reportable segments: (i) IMAX DMR; (ii) Joint Revenue Sharing Arrangements; (iii) IMAX Systems, (iv) IMAX Maintenance; (v) Other Theater Business; (vi) New Business Initiatives; (vii) Film Distribution; and (viii) Film Post-Production, each of which are described above under “Sources of Revenue.” This categorization is consistent with how the CODM reviews the financial performance of the Company and makes strategic decisions regarding resource allocation and investments to meet long-term business goals. Management believes that a discussion and analysis based on the four categories listed above is significantly more relevant and useful to readers, as the Company’s Condensed Consolidated Statements of Operations captions combine results from several segments.

Results of Operations for the Three Months Ended March 31, 2021 and March 31, 2020

For the three months ended March 31, 2021, the Company reported a net loss attributable to common shareholders of $(14.8) million, or $(0.25) per diluted share, as compared to net loss attributable to common shareholders of $(49.4) million, or $(0.82) per diluted share, for the same period in 2020. For the three months ended March 31, 2021, the Company reported an adjusted net loss attributable to common shareholders* of $(14.8) million, or $(0.25) per basic and diluted share*, as compared to adjusted net loss attributable to common shareholders* of $(28.7) million, or $(0.48) per diluted share*, for the same period in 2020.

The following table presents the Company’s revenue and gross margin (margin loss) by category and reportable segment for the three months ended March 31, 2021 and 2020:

	Revenue		Gross Margin (Margin Loss)
(In thousands of U.S. Dollars)	2021	2020	2021	2020
IMAX Technology Network
IMAX DMR	$11,944	$10,629	$8,251	$4,443
Joint revenue sharing arrangements, contingent rent	8,359	5,971	1,883	(1,618)
	20,303	16,600	10,134	2,825
IMAX Technology Sales and Maintenance
IMAX Systems (1)	5,899	5,688	3,012	3,176
Joint revenue sharing arrangements, fixed fees	1,738	770	156	179
IMAX Maintenance	8,906	7,370	3,823	759
Other Theater Business (2)	437	1,263	63	610
	16,980	15,091	7,054	4,724
New Business Initiatives	668	478	458	361
Film Distribution and Post-Production	813	2,494	(25)	(1,935)
Sub-total	38,764	34,663	17,621	5,975
Other	(10)	239	(340)	(889)
Total	$38,754	$34,902	$17,281	$5,086

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

Revenues and Gross Margin

In the first quarter of 2020, due to the outbreak of the COVID-19 global pandemic, substantially all of the theaters in the IMAX network were closed for some period of the time, with the theaters in Greater China closing in late-January 2020 and the remainder of the Company’s theaters closing in mid-to-late March 2020. Since that time, stay-at-home orders have been lifted in many countries and movie theaters throughout the IMAX network have gradually reopened with reduced capacities, physical distancing requirements, and other safety measures. As of March 31, 2021, 77% of the theaters in the global IMAX commercial multiplex network were open, including substantially all of the theaters in Greater China. As a result, GBO receipts generated by IMAX DMR films and joint revenue sharing arrangements increased during the current quarter, leading to improvement in the Company’s segment results, when compared to the prior year. See the captioned sections below for a discussion of the Company’s segment results.

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

For the three months ended March 31, 2021, IMAX Technology Network revenues and gross margin increased by $3.7 million (22%) and $7.3 million (259%), respectively, when compared to the same period in 2020. See below for separate discussions of IMAX DMR and JRSA contingent rent results for the period.

IMAX DMR

For the three months ended March 31, 2021, IMAX DMR revenues and gross margin increased by $1.3 million (12%) and $3.8 million (86%), respectively, when compared to the same period in 2020. These increases are primarily due to a $15.0 million (16%) increase in GBO receipts generated by IMAX DMR films in the first quarter of 2021, from $95.2 million to $110.2 million. In the first quarter of 2021, GBO was generated by the exhibition of 18 films (12 new and 6 carryovers), including four local language films in China, and the re-release of classic titles. In the first quarter of 2020, GBO was generated by the exhibition of 13 films (9 new and 4 carryovers).

In addition to the level of revenues, IMAX DMR gross margin is also influenced by the costs associated with the films exhibited in the period, and can vary from period-to-period, particularly with respect to marketing expenses. For the three months ended March 31, 2021, marketing expenses were $1.1 million, as compared to $2.4 million during the same period of 2020. The lower level of marketing expenses and other cost of sales in the current period is a reflection of the number and mix of films exhibited in the first quarter of 2021 relative to the same period in the prior year.

Joint Revenue Sharing Arrangements – Contingent Rent

For the three months ended March 31, 2021, JRSA contingent rent revenue and gross margin increased by $2.4 million (40%) and $3.5 million (216%), respectively, when compared to the same period in 2020. These increases are largely due to a $21.2 million (48%) increase in GBO generated by theaters under joint revenue sharing arrangements in the first quarter of 2021 when compared to the same period in the prior year, from $44.6 million to $65.8 million. As of March 31, 2021, 896 theaters were operating under joint revenue sharing arrangements, as compared to 867 theaters as of March 31, 2020, an increase of 3%.

In addition to the level of revenues, JRSA contingent rent margin is also influenced by the level of costs associated with such arrangements, such as depreciation expense related to the underlying theater systems and costs incurred to upgrade theater systems from digital xenon to IMAX with Laser, as well as advertising, marketing and commission costs primarily for the launch of new theaters. The level of depreciation expense in a period relative to the prior year is a function of the growth of the theater network and the mix of theater system configurations in the network. For the three months ended March 31, 2021, JRSA gross margin included depreciation expense of $5.7 million, which represents a $1.2 million decrease as compared to $6.9 million recorded in the same period of the prior year. The lower level of depreciation expense in the current period is due, in part, to the effect of lease term extensions entered into with exhibitor customers as a result of the COVID-19 global pandemic, partially offset by the 3% increase in the number of theaters operating under joint revenue sharing arrangements. For the three months ended March 31, 2021, JRSA gross margin includes advertising, marketing and commission costs of $0.8 million, as compared to $0.5 million in the same period of the prior year.

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

For the three months ended March 31, 2021, IMAX Technology Sales and Maintenance revenue and gross margin increased by $1.9 million (13%) and $2.3 million (49%), respectively, when compared to the same period in the prior year. IMAX Maintenance segment revenues and gross margin increased by $1.5 million (21%) and $3.1 million (404%), respectively, when compared to the same period in the prior year, due to the continued reopening of the IMAX network. Maintenance margins vary depending on the mix of theater system configurations in the theater network, volume-pricing related to larger relationships and the timing and the date(s) of installation and/or service.

The following table provides detailed information about the mix of IMAX Theater System installed and recognized during the three months ended March 31, 2021 and 2020:

	For the Three Months Ended March 31,
	2021		2020
(In thousands of U.S. Dollars, except number of systems)	Number of Systems	Revenue	Number of Systems	Revenue
New IMAX Theater Systems
Sales and sales-types lease arrangements(1)	2	$2,979	2	$2,000
Joint revenue sharing arrangements — hybrid	2	1,504	1	770
Total new IMAX Theater Systems	4	4,483	3	2,770

IMAX theater system upgrades
Joint revenue sharing arrangements — hybrid	1	775	—	—
Total	5	$5,258	3	$2,770

(1)

The arrangement for the sale of an IMAX Theater System includes fixed upfront and ongoing consideration, including indexed annual minimum payment increases over the term of the arrangement, as well as an estimate of the contingent fees that may become due if certain annual minimum box office receipt thresholds are exceeded.

The average revenue per IMAX Theater System under sales and sales-type lease arrangements varies depending upon the number of IMAX Theater System commitments with a single respective exhibitor, an exhibitor’s location and various other factors. The average revenue per full (i.e., not hybrid), new IMAX Theater System under sales and sales-type lease arrangements was $1.5 million for the three months ended March 31, 2021, as compared to $1.0 million during the same period of the prior year.

Film Distribution and Post-Production

For the three months ended March 31, 2021, Film Distribution and Post-Production revenue and margin loss decreased by $1.7 million (67%) and $1.9 million, respectively, when compared to the same period in the prior year. The comparison to the prior year period is significantly influenced by $2.3 million of impairment losses recorded in the first quarter of 2020 principally to write-down the carrying value of certain documentary and alternative content film assets due to a decrease in projected box office totals and related revenues. No such impairment losses were recorded in the first quarter of 2021.

Selling, General and Administrative Expenses

For the three months ended March 31, 2021, total Selling, General and Administrative Expenses decreased by $3.4 million (12%), when compared to the same period in 2020. For the three months ended March 31, 2021, Selling, General and Administrative Expenses, excluding the impact of share-based compensation of $4.9 million, were $20.3 million, as compared to $24.9 million in the same period in the prior year, excluding share-based compensation expense of $3.7 million, representing a decrease of $4.6 million (18%). A portion of share-based compensation expense is recognized within Cost and Expenses Applicable to Revenue and Research and Development. (See Note 12 of Notes to Condensed Consolidated Financial Statements.)

The comparison to the prior year is influenced by COVID-19 government relief that the Company became entitled to receive during the period under the CEWS, of which $1.2 million was recognized as a reduction to Selling, General and Administrative Expenses. There were no comparable amounts recognized in the prior year. Also impacting the comparison to the prior year are management’s cost control efforts and lower business activity amidst the COVID-19 global pandemic resulting in lower staff costs, travel, facilities and marketing related expenses, among others. These factors are partially offset by a $4.0 million (35%) decrease in labor and other costs capitalized to inventory, film assets, and joint venture theater equipment or allocated to costs applicable to revenues, due to the lower level of production during the COVID-19 global pandemic.

In response to uncertainties associated with the COVID-19 global pandemic, in the first quarter of 2021, the Company continued to take significant steps to preserve cash by eliminating non-essential costs, keeping certain employees on a temporary furlough, reducing the working hours of other employees and deferring all non-essential capital expenditures to minimum levels.

Research and Development

A significant portion of the Company’s research and development efforts over the past several years have been focused on IMAX with Laser, the Company’s laser-based projection system, which the Company believes delivers increased resolution, sharper and brighter images, deeper contrast as well as the widest range of colors available to filmmakers today.

For the three months ended March 31, 2021, Research and Development expenses decreased by $0.7 million (33%), when compared to the prior year.

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

In addition, in the first quarter of 2021, the Company used time and resources to work on leveraging and developing technologies and systems to help bring additional interactivity to its theater network, better manage certain of the Company’s internal workflows and better organize and codify certain of the Company’s data.

Credit Loss Expense

For the three months ended March 31, 2021, the Company recorded a provision for current expected credit losses of $0.3 million, as compared to $10.2 million in the same period of the prior year. The credit losses recorded in the first quarter of 2020 reflect the judgments made by management at the onset of the COVID-19 global pandemic regarding the credit quality of Company’s theater and studio related receivable balances. Management’s judgments regarding expected credit losses are based on the facts available to management at the time that the Condensed Consolidated Financial Statements are prepared and involve estimates about the future. Due to the unprecedented nature of the COVID-19 pandemic, its effect on the Company’s customers and their ability to meet their financial obligations to the Company is difficult to predict. As a result, the Company’s judgments and associated estimates of credit losses may ultimately prove, with the benefit of hindsight, to be incorrect. (See Notes 1 and 4 of Notes to Condensed Consolidated Financial Statements.)

Asset Impairments

For the three months ended March 31, 2020, the Company recorded asset impairments of $1.2 million principally related to the write-down of content-related assets which became impaired in the period. There were no such impairments recorded during the three months ended March 31, 2021.

Realized and Unrealized Investment Gains (Losses)

In the first quarter of 2019, IMAX China (Hong Kong), Limited, a wholly-owned subsidiary of IMAX China, entered into a cornerstone investment agreement with Maoyan Entertainment (“Maoyan”) and purchased equity securities for $15.2 million. In February 2021, IMAX China (Hong Kong), Limited sold all of its 7,949,000 shares of Maoyan for gross proceeds of $17.8 million, which represents a $2.6 million gain relative to the Company’s acquisition cost and a $5.2 million gain compared to the fair value of the investment as of December 31, 2020. Prior to this sale, the Company accounted for its investment in Maoyan at fair value with any changes in fair value recorded to the Condensed Consolidated Statements of Operations. For the three months ended March 31, 2020, the fair value of the Company’s investment in Maoyan experienced an unrealized loss of $4.5 million.

Interest Expense

For the three months ended March 31, 2021, interest expense was $2.3 million, as compared to $0.6 million during the same period of the prior year. The increase in interest expense versus the prior year is due to a higher level of revolving credit facility borrowings coupled with a higher interest rate applicable during the designated amendment period. (See Note 7 of Notes to Condensed Consolidated Financial Statements.)

Income Taxes

For the three months ended March 31, 2021, the Company recorded income tax expense of $3.1 million (2020 — $15.5 million). The Company’s effective tax rate for the three months ended March 31, 2021 of (41.1)% differs from the Canadian statutory tax rate of 26.2% primarily due to the fact that the Company recorded an additional $7.0 million valuation allowance against deferred tax assets in jurisdictions where management could not reliably forecast that future tax liabilities would arise, primarily due to the uncertainties around the long-term impact of the COVID-19 global pandemic. Accordingly, the tax benefit associated with the current period losses in these jurisdictions is not ultimately reflected in the Company’s Condensed Consolidated Statements of Operations. Also impacting the Company’s effective tax rate for the three months ended March 31, 2021 are jurisdictional tax rate differences, including a difference related to the gain on the sale of the Maoyan investment (see “Realized and Unrealized Investment Gains (Losses)” above), as well as changes in estimated contingent liabilities related to the resolution of various tax examinations.

In the first quarter of 2020, management completed a reassessment of its strategy with respect to the most efficient means of deploying the Company’s capital resources globally. Based on the results of this reassessment, management concluded that the historical earnings of certain foreign subsidiaries in excess of amounts required to sustain business operations would no longer be indefinitely reinvested. As a result, in the first quarter of 2020, the Company recognized a deferred tax liability of $19.7 million for the estimated applicable foreign withholding taxes associated with these historical earnings, which will become payable upon the repatriation of any such earnings.

As of March 31, 2021, the Company’s Condensed Consolidated Balance Sheets include net deferred income tax assets of $18.3 million, net of a valuation allowance of $38.3 million (December 31, 2020 — $18.0 million, net of a valuation allowance of $28.8 million). The $9.5 million valuation allowance recorded in the current period is reflected within Income Tax Expense in the Company’s Condensed Consolidated Statements of Operations ($7.0 million) and within Shareholder’s Equity on the Company’s Condensed Consolidated Balance Sheets ($2.5 million). The valuation allowance recorded against the Company’s deferred tax assets is primarily the result of uncertainties related to the long-term impact of the COVID-19 global pandemic. The utilization of the Company’s deferred tax assets is dependent on having a sufficient level of future tax liabilities, such as taxable income, in the jurisdictions where the deferred tax assets relate. Accordingly, the net amount recorded on the Condensed Consolidated Balance Sheets relies on management’s projections of future taxable income. The valuation allowance is expected to reverse at the point in time when management determines it is more likely than not that the Company will incur sufficient tax liabilities to allow it to utilize the deferred tax assets against which the valuation allowance is recorded. However, as discussed in Note 1 of Notes to Condensed Consolidated Financial Statements, should actual results differ from management’s projections of future taxable income, an increased valuation allowance may be required. Despite the valuation allowance recorded against its deferred tax assets, the Company remains entitled to benefit from tax attributes which currently have a valuation allowance applied to them.

Non-Controlling Interests

The Company’s Condensed Consolidated Financial Statements primarily include the non-controlling interest in the net income (loss) of IMAX China, as well as the impact of non-controlling interests in the activity of its Original Film Fund subsidiary. For the three months ended March 31, 2021, the net income attributable to non-controlling interests of the Company’s subsidiaries was $4.3 million (2020 ─ net loss of $(10.1) million ).

CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

Operating Activities

The net cash used in or provided by the Company’s operating activities is affected by a number of factors, including: (i) the level of cash collections from customers in respect of existing IMAX Theater System sale and lease agreements, (ii) the amount of upfront payments collected in respect of IMAX Theater System sale and lease agreements in backlog, (iii) the box-office performance of films distributed by the Company and/or released to IMAX theaters, (iv) the level of inventory purchases and (v) the level of the Company’s operating expenses, including expenses for research and development and new business initiatives.

For the three months ended March 31, 2021, net cash used in the Company’s operating activities totaled $11.0 million, as compared to net cash provided by operating activities of $6.0 million in the same period of the prior year. For the three months ended March 31, 2021, the net cash used in the Company’s operating activities is principally due to an increase in Accounts Receivable of $13.7 million as a result of theaters reopening amidst the early stages of recovery from the COVID-19 global pandemic, partially offset by cash collected in respect of IMAX Theater System sale and lease agreements in backlog and cash collected in advance of providing maintenance services.

For the three months ended March 31, 2020, net cash provided by operating activities was primarily driven by a decrease in Accounts Receivable of $28.2 million, which reflects cash receipts reduced by amounts billed, partially offset by an increase in inventories of $18.3 million resulting from a slowdown in manufacturing, shipments and installation of IMAX Theater Systems at customer sites due to government restrictions in various countries limiting public gatherings as a result of the outbreak of the COVID-19 global pandemic.

Investing Activities

For the three months ended March 31, 2021, net cash provided by investing activities totaled $14.3 million, as compared to net cash used in investing activities of $2.7 million in the same period of the prior year. For the three months ended March 31, 2021, the net cash provided by investing activities is primarily driven by $17.8 million in cash proceeds received from the sale of the Company’s investment in Maoyan (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Realized and Unrealized Investment Gains (Losses)”). This cash inflow is partially offset by $1.5 million invested in equipment to be used in the Company’s joint revenue sharing arrangements with exhibitors, $1.5 million of intangible assets acquired, principally related to the purchase or development of software (2020 — $0.9 million), and $0.5 million for the purchase of property, plant and equipment (2020 — $0.3 million). Based on management’s current operating plan for 2021, the Company expects to continue to use cash to deploy additional IMAX Theater Systems under joint revenue sharing arrangements.

Capital expenditures, including the Company’s investment in joint revenue sharing equipment, purchase of property, plant and equipment, other intangible assets and investments in film assets were $5.7 million for the three months ended March 31, 2021, as compared to $5.8 million for the three months ended March 31, 2020.

Financing Activities

For the three months ended March 31, 2021, net cash used in financing activities totaled $52.6 million, as compared to $239.2 million provided by financing activities in the same period of the prior year. In the first quarter of 2021, the net cash used in financing activities is principally due to $255.0 million in repayments of Credit Facility borrowings, which were funded in part with a portion of the $223.7 million in net proceeds received from the issuance of the Convertible Notes (as defined in “Liquidity and Capital Resources”). The net cash used in financing activities for the current period is also the result of the $19.1 million purchase of capped calls related to the Convertible Notes. (See Note 7 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 for additional information on the issuance of the Convertible Notes and the related capped call transactions.)

For the three months ended March 31, 2020, net cash provided by financing activities was principally due to the $280.0 million in revolving credit facility borrowings drawn in the period, partially offset by $36.6 million paid to repurchase common shares under the Company’s share repurchase program, $3.1 million paid to purchase treasury stock for the settlement of restricted share units and related taxes, $0.9 million for the repurchase of common shares under the IMAX China share repurchase program, and $0.2 million of taxes withheld and paid on vested employee stock awards.

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

In the first quarter of 2020, in response to uncertainties associated with the outbreak of the COVID-19 global pandemic and its impact on the Company’s business, the Company drew down $280.0 million in available borrowing capacity under the Credit Facility, resulting in total outstanding borrowings of $300.0 million, which remained outstanding as of December 31, 2020. In the first quarter of 2021, the Company repaid $255.0 million of Credit Facility borrowings, using cash on hand following the issuance of the Convertible Notes (as discussed below). As of March 31, 2021, outstanding borrowings under the Credit Facility were $45.0 million. As of March 31, 2021, and December 31, 2020, the Company did not have any letters of credit or advance payment guarantees outstanding under the Credit Facility.

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

On March 15, 2021, the Company entered into the Second Amendment to the Credit Agreement (as amended by the First Amendment to the Credit Agreement, dated as of June 10, 2020), (collectively, the “Amendments”). The Amendments, among other things, (i) suspend the Senior Secured Net Leverage Ratio covenant through the first quarter of 2022, (ii) re-establish the Senior Secured Net Leverage Ratio covenant thereafter, provided that for subsequent quarters that such covenant is tested, as applicable, the Company will be permitted to use its quarterly EBITDA (as defined in the Credit Agreement) from the third and fourth quarters of 2019 in lieu of EBITDA for the corresponding quarters of 2021, (iii) add a $75.0 million minimum liquidity covenant measured at the end of each calendar month, (iv) restrict the Company’s ability to make certain restricted payments, dispositions and investments, create or assume liens and incur debt that would otherwise have been permitted by the Credit Agreement and (v) permit the issuance of the Convertible Notes (as discussed below) and related transactions, including the capped call transactions, or other unsecured debt, in an amount not to exceed $290.0 million. The modifications to the negative covenants, the minimum liquidity covenant and modifications to certain other provisions in the Credit Agreement pursuant to the Amendments are effective until the earlier of the delivery of the compliance certificate for the fourth quarter of 2022 or the date on which the Company, in its sole discretion, elects to calculate its compliance with the Senior Secured Net Leverage Ratio by using either its actual EBITDA or annualized EBITDA (the “Designated Period”). As of March 31, 2021, the Company was in compliance with all of its requirements under the Credit Agreement, as amended.

Borrowings under the Credit Facility bear interest, at the Company’s option, at (i) LIBOR plus a margin ranging from 1.00% to 1.75% per annum; or (ii) the U.S. base rate plus a margin ranging from 0.25% to 1.00% per annum, in each case depending on the Company’s Total Leverage Ratio (as defined in the Credit Agreement); provided, however, that from the effective date of the First Amendment to the Credit Agreement until the Company delivers a compliance certificate under the Credit Facility following the end of the Designated Period, the applicable margin for LIBOR borrowings will be 2.50% per annum and the applicable margin for U.S. base rate borrowings will be 1.75% per annum. The effective interest rate for the three months ended March 31, 2021 was 2.65% (2020 ― 2.03%).

In addition, the Credit Facility has standby fees ranging from 0.25% to 0.38% per annum, based on the Company’s Total Leverage Ratio with respect to the unused portion of the Credit Facility; provided, however, that from the effective date of the First Amendment to the Credit Agreement until the Company delivers a compliance certificate under the Credit Facility following the end of the Designated Period, the standby fee will be 0.50% per annum.

The Company incurred fees of approximately $1.2 million in connection with the Amendments, which are being amortized on a straight-line basis to Interest Expense over the relevant amendment periods.

Working Capital Facility

On July 24, 2020, IMAX (Shanghai) Multimedia Technology Co., Ltd. (“IMAX Shanghai”), one of the Company’s majority-owned subsidiaries in China, renewed its unsecured revolving facility for up to 200.0 million Renminbi (approximately $30.4 million) to fund ongoing working capital requirements (the “Working Capital Facility”). The Working Capital Facility expires in July 2021.

As of March 31, 2021 and December 31, 2020, outstanding Working Capital Facility borrowings were 49.9 million Renminbi ($7.6 million). As of March 31, 2021, the amount available for future borrowings under the Working Capital Facility was 140.1 million Renminbi ($21.3 million) and 10.0 million Renminbi ($1.5 million) was available for letters of guarantee. The amount available for future borrowings under the Working Capital Facility is not subject to a standby fee. The effective interest rate for borrowings under the Working Capital Facility for the three months ended March 31, 2021 was 4.34% (December 31, 2020 ― 4.31%). Subsequent to March 31, 2021, IMAX Shanghai made a repayment of Working Capital Facility borrowings of 1.7 million Renminbi ($0.3 million).

Wells Fargo Foreign Exchange Facility

Within the Credit Facility, the Company is able to enter into foreign currency forward contracts and/or other swap arrangements. As of March 31, 2021, the net unrealized gain on the Company’s outstanding foreign currency forward contracts was $1.7 million, representing the amount by which the fair value of these forward contracts exceeded their notional value (December 31, 2020 ― $2.0 million). As of March 31, 2021, the notional value of the Company’s outstanding foreign currency forward contracts was $21.9 million (December 31, 2020 ― $31.9 million).

NBC Facility

On October 28, 2019, the Company entered into a $5.0 million facility with the National Bank of Canada (the “NBC Facility”) fully insured by Export Development Canada for use solely in conjunction with the issuance of performance guarantees and letters of credit. The Company did not have any letters of credit or advance payment guarantees outstanding as of March 31, 2021 and December 31, 2020 under the NBC Facility.

Convertible Notes

On March 19, 2021, the Company issued $230.0 million of 0.500% Convertible Senior Notes due 2026 (the “Convertible Notes”) in a private placement conducted pursuant to Rule 144A under the Securities Act of 1933, as amended. The net proceeds from the issuance of the Convertible Notes were $223.7 million, after deducting the initial purchasers’ discounts and commissions. In addition, the Company incurred $1.2 million of debt issuance costs associated with the Convertible Notes. The Company used a portion of the net proceeds from the issuance of the Convertible Notes to make a partial repayment of outstanding Credit Facility borrowings (as discussed above), and intends to use the remainder for working capital or other general corporate purposes.

The Convertible Notes are senior unsecured obligations of the Company and bear interest at a rate of 0.500% per annum on the principal thereof, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2021. The Convertible Notes will mature on April 1, 2026, unless they are redeemed or repurchased by the Company or converted on an earlier date.

Holders of the Convertible Notes have the right to convert their notes in certain circumstances and during specified periods. Before January 1, 2026, holders of the Convertible Notes have the right to convert their notes only upon the occurrence of certain events. From and after January 1, 2026, holders of the Convertible Notes may convert their notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. Upon conversion, the Company will pay or deliver, as applicable, cash or a combination of cash (in an amount no less than the principal amount of the Convertible Notes being converted) and common shares, at its election, based on the applicable conversion rates. The initial conversion rate is 34.7766 common shares per $1,000 principal amount of Convertible Notes, which represents an initial conversion price of approximately $28.75 per common share, and is subject to adjustment upon the occurrence of certain events.

The Convertible Notes are redeemable, in whole or in part, at the Company’s option at any time, and from time to time, on or after April 6, 2024 and on or before the 40th scheduled trading day immediately before the maturity date, at a cash redemption price equal to the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest, if any, but only if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price for a specified period of time. In addition, calling any note for redemption will constitute a “make-whole fundamental change” with respect to that note, in which case the conversion rate applicable to the conversion of that note will be increased in certain circumstances if such note is converted after it is called for redemption.

In addition, upon the occurrence of a “fundamental change” (as defined in the indenture governing the Convertible Notes), holders may require the Company to repurchase their notes at a cash repurchase price equal to the principal amount of the notes to be repurchased, plus accrued and unpaid interest, if any.

On January 1, 2021, the Company elected to early adopt ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for convertible debt that may be settled in cash. As a result, the Company recorded the Convertible Notes entirely as a liability in the Condensed Consolidated Balance Sheets, net of initial purchasers’ discounts and commissions and other debt issuance costs, with interest expense reflecting the cash coupon plus the amortization of the discounts and capitalized costs. Additionally, ASU 2020-06 modifies the treatment of convertible debt securities that may be settled in cash or shares by requiring the use of the “if-converted” method. Under the “if-converted” method, because the principal amount of the Convertible Notes is settled in cash and the conversion spread is settleable in the Company’s common shares, diluted earnings per share is calculated by including the net number of incremental shares that would be issued upon conversion of the Convertible Notes, using the average market price during the period. Accordingly, the application of the “if-converted” method may reduce the Company’s reported diluted earnings per share.

In connection with the pricing of the Convertible Notes, the Company entered into privately negotiated capped call transactions (the “Capped Call Transactions”) with certain financial institutions. The Capped Call Transactions are expected to reduce potential dilution resulting from the common shares the Company is required to issue and/or to offset any potential cash payments the Company is required to make in excess of the principal amount of the Convertible Notes in the event that the market price per share of the Company’s common shares is greater than the strike price of the Capped Call Transactions with such reduction and/or offset subject to a cap. The Capped Call Transactions have an initial cap price of $37.2750 per share of the Company’s common shares, which represents a premium of 75% over the last reported sale price of the common shares on March 16, 2021, and is subject to certain adjustments under the terms of the Capped Call Transactions. Collectively, the Capped Call Transactions cover, subject to anti-dilution adjustments substantially similar to those applicable to the Convertible Notes, the number of the Company’s common shares underlying the Convertible Notes. The cost of the Capped Call Transactions was approximately $19.1 million.

The Capped Call Transactions are separate transactions, and are not part of the terms of the Convertible Notes and will not affect any holder’s rights under the notes. Holders of the Convertible Notes will not have any rights with respect to the Capped Call Transactions.

The Capped Call Transactions meet all of the applicable criteria for equity classification in accordance with ASC 815-10-15-74(a), “Derivatives and Hedging—Embedded Derivatives—Certain Contracts Involving an Entity’s Own Equity,” and, as a result, the related $19.1 million cost was recorded as a reduction to Other Equity within Shareholders’ Equity on the Company’s Condensed Consolidated Statements of Shareholder’s Equity and Condensed Consolidated Balance Sheets.

Assessment of Liquidity and Capital Requirements

As of March 31, 2021, the Company’s principal sources of liquidity included: (i) its balances of cash and cash equivalents ($267.8 million); (ii) the anticipated collection of trade accounts receivable, which includes amounts owed under joint revenue sharing arrangements and DMR agreements with movie studios; (iii) the anticipated collection of financing receivables due in the next 12 months; and (iv) installment payments expected in the next 12 months on its existing sales and sales and sales-type lease arrangements in backlog.

The Company’s $267.8 million balance of cash and cash equivalents as of March 31, 2021 includes $115.1 million in cash held outside of Canada (December 31, 2020 — $89.9 million), of which $84.2 million was held in the People’s Republic of China (the “PRC”) (December 31, 2020 — $76.7 million). In the first quarter of 2020, management completed a reassessment of its strategy with respect to the most efficient means of deploying the Company’s capital resources globally. Based on the results of this reassessment, management concluded that the historical earnings of certain foreign subsidiaries in excess of amounts required to sustain business operations would no longer be indefinitely reinvested. As a result, in the first quarter of 2020, the Company recognized a deferred tax liability of $19.7 million for the applicable foreign withholding taxes associated with these historical earnings, which will become payable upon the repatriation of any such earnings.

The Company’s operating cash flows will be adversely affected if management’s projections of future signings of IMAX Theater Systems and film performance, theater installations and film productions are not realized. The Company forecasts its short-term liquidity requirements on a quarterly and annual basis. Since the Company’s future cash flows are based on estimates and there may be factors that are outside of the Company’s control (see “Risk Factors” in Item 1A in the Company’s 2020 Form 10-K), there is no guarantee that the Company will continue to be able to fund its operations through cash flows from operations. Under the terms of the Company’s typical sale and sales-type lease agreements, the Company receives substantial cash payments before the Company completes the performance of its obligations. Similarly, the Company receives cash payments for some of its film productions in advance of related cash expenditures.

The impact of the COVID-19 global pandemic has resulted in significantly lower levels of revenues, earnings and operating cash flows during 2020 and through the end of the first quarter of 2021, when compared to periods prior to the onset of the pandemic, as GBO results from the Company’s theater customers declined significantly, the installation of certain theater systems was delayed, and maintenance services were generally suspended for theaters that were closed. Even as the pandemic has receded in many markets around the world, there continues to be few new films released by Hollywood movie studios and a significant number of theaters in the IMAX network remain either closed or operating with capacity restrictions. The Company continues to experience a significant decline in earnings and operating cash flows as it is generating lower than normal levels of GBO-based revenue from its joint revenue sharing arrangements and digital remastering services, it is unable to provide normal maintenance services to any of the theaters that remain closed, and while some installation activity is continuing, certain theater system installations have been, and may continue to be delayed. However, with approximately 77% of the Company’s global theater network open as of March 31, 2021 (including substantially all of the theaters in Greater China), GBO receipts generated by IMAX DMR films and joint revenue sharing arrangements increased in the current quarter, leading to improvement in the Company’s segment results, when compared to the prior year period.

In addition, as a result of the financial difficulties faced by certain of the Company’s exhibition customers as a result of theater closures during the pandemic, the Company has experienced and may continue to experience delays in collecting payments due under existing theater sale or lease arrangements. In response, the Company has provided temporary relief to exhibitor partners by waiving or reducing maintenance fees during periods when theaters are closed or operational with reduced capacities and, in certain situations, by providing extended payment terms on annual minimum payment obligations in exchange for a corresponding or longer extension of the term of the underlying sale or lease arrangement.

Based on the Company’s current cash balances and operating cash flows, management expects to have sufficient capital and liquidity to fund its anticipated operating needs and capital requirements during the next twelve month period following the date of this report.

(See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Impact of COVID-19 Pandemic” and “Risk Factors – The Company has experienced a significant decrease in its revenues, earnings and cash flows due to the COVID-19 global pandemic and its business, financial condition and results of operations may continue to be significantly harmed in future reporting periods” in Part II, Item 1A of this Form 10-Q.)

CONTRACTUAL OBLIGATIONS

Payments to be made by the Company under contractual obligations as of March 31, 2021 are as follows:

	Payments Due by Period
(In thousands of U.S. Dollars)	Total Obligation	Less Than One Year	1 to 3 years	3 to 5 years	Thereafter
Purchase obligations(1)	$29,366	$27,799	$1,550	$—	$17
Pension obligations(2)	20,298	—	20,298	—	—
Operating lease obligations(3)	20,264	3,233	4,966	4,228	7,837
Credit Facility(4)	45,000	—	45,000	—	—
Working Capital Facility	7,590	7,590	—	—	—
Convertible Notes(5)	235,750	575	2,300	2,300	230,575
Postretirement benefits obligations	3,295	127	268	276	2,624
	$361,563	$39,324	$74,382	$6,804	$241,053

(1)	Represents total payments to be made under binding commitments with suppliers and outstanding payments to be made for supplies ordered, but yet to be invoiced.
(2)

The Company has an unfunded defined benefit pension plan, the Supplemental Executive Retirement Plan (the “ SERP”), covering its CEO, Mr. Richard L. Gelfond. The SERP has a fixed benefit payable of $20.3 million. The table above assumes that Mr. Gelfond will receive a lump sum payment of $20.3 million six months after retirement at the end of the term of his current employment agreement, which expires on December 31, 2022, in accordance with the terms of the SERP, although Mr. Gelfond has not informed the Company that he intends to retire at that time.

(3)	Represents total minimum annual rental payments due under the Company’s operating leases, which almost entirely consist of rent at the Company’s leased office space in New York.
(4)	The Company is not required to make any minimum payments on the Credit Facility, which matures on June 28, 2023.
(5)

The Convertible Notes bear interest at a rate of 0.500% per annum on the principal of $230.0 million, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2021. The Convertible Notes will mature on April 1, 2026, unless earlier repurchased, redeemed or converted.

Pension and Postretirement Obligations

The Company has an unfunded defined benefit pension plan, the SERP, covering the Company’s CEO, Mr. Gelfond. Under the terms of the SERP, if Mr. Gelfond’s employment is terminated other than for cause (as defined in his employment agreement), he is entitled to receive SERP benefits in the form of a lump sum payment. SERP benefit payments to Mr. Gelfond are subject to a deferral of six months after the termination of his employment, at which time Mr. Gelfond will be entitled to receive interest on the deferred amount credited at the applicable federate rate for short-term obligations. Pursuant to an amendment to his employment agreement dated November 1, 2019, the term of Mr. Gelfond’s employment was extended through December through December 31, 2022, although Mr. Gelfond has not informed the Company that he intends to retire at that time. Under the terms of this amendment to his employment agreement, the total benefit payable to Mr. Gelfond under the SERP has been fixed at $20.3 million. As of March 31, 2021, the Company’s Condensed Consolidated Balance Sheets include the present value of the related SERP benefit obligation of approximately $20.1 million recorded within Accrued and Other Liabilities (December 31, 2020— $20.1 million).

The Company has a postretirement plan to provide health and welfare benefits to Canadian employees meeting certain eligibility requirements. As of March 31, 2021, the Company’s Condensed Consolidated Balance Sheets include an unfunded benefit obligation of $1.8 million within Accrued and Other Liabilities related to this plan (December 31, 2020 — $1.9 million).

In July 2000, the Company agreed to maintain health benefits for Messrs. Gelfond and Bradley J. Wechsler, the Company’s former Co-CEO and current Chairman of its Board of Directors, upon retirement. As of March 31, 2021, the Company’s Condensed Consolidated Balance Sheets include an unfunded benefit obligation of $0.7 million within Accrued and Other Liabilities (December 31, 2020 — $0.7 million). In the first quarter of 2021, Mr. Wechsler notified the Company’s Board of Directors that he will not stand for re-election as a director at the Company’s annual meeting of shareholders on June 9, 2021. Upon his departure, the Company will maintain Mr. Wechsler’s current health benefits through December 31, 2021, and thereafter will provide him with Medicare supplemental coverage.

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

As of March 31, 2021, the benefit obligation related to the Retirement Plan was $3.7 million (December 31, 2020 — $3.7 million) and is recorded on the Company’s Condensed Consolidated Balance Sheets within Accrued and Other Liabilities. As the Retirement Plan is fully vested, the benefit obligation is measured at the present value of the benefits expected to be paid in the future with the accretion of interest recognized in the Condensed Consolidated Statements of Operations within Retirement Benefits Non-Service Expenses.

The Retirement Plan is funded by an investment in company-owned life insurance (“COLI”), which is recorded at its fair value on the Company’s Condensed Consolidated Balance Sheets within Prepaid Expenses. As of March 31, 2021, fair value of the COLI asset was $3.2 million (December 31, 2020 — $3.2 million). Gains and losses resulting from changes in the cash surrender value of the COLI asset are recognized in the Condensed Consolidated Statements of Operations within Realized and Unrealized Investment Gains (Losses).

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

NON-GAAP FINANCIAL MEASURES

GAAP refers to generally accepted accounting principles in the United States of America. In this report, the Company presents financial measures in accordance with GAAP and also on a non-GAAP basis under U.S. Securities and Exchange Commission rules. Specifically, the Company presents the following non-GAAP financial measures as supplemental measures of its performance:

•	Adjusted net loss attributable to common shareholders;

•	Adjusted net loss attributable to common shareholders per basic and diluted share;

•	EBITDA; and

•	Adjusted EBITDA per Credit Facility.

Adjusted net loss attributable to common shareholders and adjusted net loss attributable to common shareholders per basic and diluted share exclude, where applicable: (i) share-based compensation; (ii) COVID-19 government relief benefits; (iii) realized and unrealized investment gains or losses, as well as the related tax impact of these adjustments, and (iv) income taxes resulting from management’s decision to no longer indefinitely reinvest the historical earnings of certain foreign subsidiaries.

The Company believes that these non-GAAP financial measures are important supplemental measures that allow management and users of the Company’s financial statements to view operating trends and analyze controllable operating performance on a comparable basis between periods without the after-tax impact of share-based compensation and certain unusual items included in net loss attributable to common shareholders. Although share-based compensation is an important aspect of the Company’s employee and executive compensation packages, it is a non-cash expense and is excluded from certain internal business performance measures.

A reconciliation of net loss attributable to common shareholders and the associated per share amounts to adjusted net loss attributable to common shareholders and adjusted net loss attributable to common shareholders per diluted share is presented in the table below.

	Three Months Ended		Three Months Ended
	March 31, 2021		March 31, 2020
(In thousands of U.S. Dollars, except per share amounts)	Net Loss	Per Share	Net Loss	Per Share
Reported net loss attributable to common shareholders	$(14,840)	$(0.25)	$(49,354)	$(0.82)
Adjustments(1):
Share-based compensation	5,348	0.09	4,075	0.07
COVID-19 government relief benefits(2)	(1,484)	(0.03)	—	—
Realized and unrealized investment (gains) losses	(3,677)	(0.06)	3,165	0.05
Tax impact on items listed above	(537)	(0.01)	(338)	(0.01)
Income taxes resulting from management's decision to no longer indefinitely reinvest the historical earnings of certain foreign subsidiaries	381	0.01	13,726	0.23
Adjusted net loss(1)	$(14,809)	$(0.25)	$(28,726)	$(0.48)

Weighted average basic shares outstanding		59,012		60,418
Weighted average diluted shares outstanding		59,012		60,418

(1)	Reflects amounts attributable to common shareholders.
(2)

For the three months ended March 31, 2021, the Company recognized $1.5 million in benefits from the CEWS program, as reductions to Selling, General and Administrative Expenses ($1.2 million) and Costs and Expenses Applicable to Revenues ($0.3 million) in the Condensed Consolidated Statements of Operations. No such benefits were incurred in same period of 2020.

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

EBITDA is defined as net income or loss excluding: (i) interest expense, net of interest income; (ii) income tax expense or benefit; and (iii) depreciation and amortization, including film asset amortization. Adjusted EBITDA per Credit Facility is defined as EBITDA excluding: (i) share-based and other non-cash compensation; (ii) realized and unrealized investment gains or losses; (iii) write-downs, net of recoveries, including asset impairments and credit loss expense; (iv) legal judgment and arbitration awards; and (v) the gain or loss from equity accounted investments.

A reconciliation of net loss attributable to common shareholders, which is the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA per Credit Facility is presented in the table below.

	For the Three Months Ended March 31, 2021 (1)
	Attributable to
	Non-controlling
	Interests and	Less: Attributable to	Attributable to
(In thousands of U.S. Dollars)	Common Shareholders	Non-controlling Interests	Common Shareholders
Reported net loss	$(10,500)	$4,340	$(14,840)
Add (subtract):
Income tax expense	3,068	974	2,094
Interest expense, net of interest income	1,412	(86)	1,498
Depreciation and amortization, including film asset amortization	12,986	1,149	11,837
EBITDA	$6,966	$6,377	$589
Share-based and other non-cash compensation	5,421	246	5,175
Realized and unrealized investment gains	(5,248)	(1,571)	(3,677)
Write-downs, including asset impairments and credit loss expense	518	(180)	698
Adjusted EBITDA per Credit Facility	$7,657	$4,872	$2,785

	For the Twelve Months Ended March 31, 2021 (1)
	Attributable to
	Non-controlling
	Interests and	Less: Attributable to	Attributable to
(In thousands of U.S. Dollars)	Common Shareholders	Non-controlling Interests	Common Shareholders
Reported net loss	$(108,575)	$686	$(109,261)
Add (subtract):
Income tax expense	14,067	1,826	12,241
Interest expense, net of interest income	4,982	(353)	5,335
Depreciation and amortization, including film asset amortization	51,340	4,479	46,861
EBITDA	$(38,186)	$6,638	$(44,824)
Share-based and other non-cash compensation	23,150	1,063	22,087
Realized and unrealized investment gains	(7,706)	(2,314)	(5,392)
Write-downs, including asset impairments and credit loss expense	22,235	5,492	16,743
Legal judgment and arbitration awards	4,105	—	4,105
Loss from equity accounted investments	1,329	—	1,329
Adjusted EBITDA per Credit Facility	$4,927	$10,879	$(5,952)

(1)

The Senior Secured Net Leverage Ratio is calculated using Adjusted EBITDA per Credit Facility determined on a trailing twelve-month basis. During the first quarter of 2021, the Company entered into the Second Amendment to the Credit Facility Agreement which, among other things, suspends the Senior Secured Net Leverage Ratio financial covenant in the Credit Agreement through the first quarter of 2022 and, once re-established, permits the Company to use EBITDA from the third and fourth quarters of 2019 in lieu of EBITDA for the corresponding quarters of 2021. (See Note 7 of Notes to Condensed Consolidated Financial Statements.)

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

Foreign Exchange Rate Risk

A majority of the Company’s revenue is denominated in U.S. Dollars while a significant portion of its costs and expenses is denominated in Canadian Dollars. A portion of the Company’s net U.S. Dollar cash flows is converted to Canadian Dollars to fund Canadian Dollar expenses through the spot market. In addition, IMAX films generate box office in 84 different countries, and therefore unfavorable exchange rates between applicable local currencies and the U.S. Dollar could have an impact on the Company’s reported gross box office and revenues. The Company has incoming cash flows from its revenue generating theaters and ongoing operating expenses in China through its majority-owned subsidiary IMAX Shanghai. In Japan, the Company has ongoing Yen-denominated operating expenses related to its Japanese operations. Net Renminbi and Japanese Yen cash flows are converted to U.S. Dollars through the spot market. The Company also has cash receipts under leases denominated in Renminbi, Japanese Yen, Euros and Canadian Dollars.

The Company manages its exposure to foreign exchange rate risks through its regular operating and financing activities, when appropriate, through the use of derivative financial instruments. These derivative financial instruments are utilized to hedge economic exposures as well as reduce earnings and cash flow volatility resulting from shifts in market rates.

Certain of the Company’s subsidiaries held approximately 550.0 million Renminbi ($83.7 million ) in cash and cash equivalents as of March 31, 2021 (December 31, 2020 — 500.3 million Renminbi or $76.7 million) and are required to transact locally in Renminbi. Foreign currency exchange transactions, including the remittance of any funds into and out of the PRC, are subject to controls and require the approval of the China State Administration of Foreign Exchange to complete. Any developments relating to the Chinese economy and any actions taken by the Chinese government are beyond the control of the Company; however, the Company monitors and manages its capital and liquidity requirements to ensure compliance with local regulatory and policy requirements.

For the three months ended March 31, 2021, the Company recorded a foreign exchange net gain of $0.6 million as compared to a foreign exchange net loss of $(0.7) million for the three months ended March 31, 2020, associated with the translation of foreign currency denominated monetary assets and liabilities.

The Company has entered into a series of foreign currency forward contracts to manage the Company’s risks associated with the volatility of foreign currencies. The forward contracts have settlement dates throughout 2021. Foreign currency derivatives are recognized and measured in the Condensed Consolidated Balance Sheets at fair value. Changes in the fair value (gains or losses) are recognized in the Condensed Consolidated Statements of Operations except for derivatives designated and qualifying as foreign currency cash flow hedging instruments. Certain of these foreign currency forward contracts held by the Company as of March 31, 2021, are designated and qualify as foreign currency cash flow hedging instruments. The Company currently has cash flow hedging instruments associated with Selling, General and Administrative Expenses, Inventories and capital expenditures. For foreign currency cash flow hedging instruments related to Selling, General and Administrative Expenses, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in Other Comprehensive Income and reclassified to the Condensed Consolidated Statements of Operations when the forecasted transaction occurs. For foreign currency cash flow hedging instruments related to Inventories, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in Other Comprehensive Income and reclassified to Inventories on the Condensed Consolidated Balance Sheets when the forecasted transaction occurs. Any ineffective portion is recognized immediately in the Condensed Consolidated Statements of Operations.

The notional value of foreign currency cash flow hedging instruments that qualify for hedge accounting at March 31, 2021 was $21.5 million (December 31, 2020 — $26.4 million). A gain of $0.3 million was recorded to Other Comprehensive Loss with respect to the change in fair value of these contracts for the three months ended March 31, 2021 (2020 — loss of $(2.9) million). A gain of $0.2 million was reclassified from Accumulated Other Comprehensive Income to Selling, General and Administrative Expenses and Inventories for the three months ended March 31, 2021 (2020 — loss of $(0.4) million). An unrealized gain of less than $0.1 million resulting from a change in the classification of certain forward contracts no longer meeting the requirements for hedge accounting was reclassified from Accumulated Other Comprehensive Loss to Selling, General and Administrative Expenses. The notional value of forward contracts that do not qualify for hedge accounting at March 31, 2021 was $0.4 million (December 31, 2020 — $5.6 million).

For all derivative instruments, the Company is subject to counterparty credit risk to the extent that the counterparty may not meet its obligations to the Company. To manage this risk, the Company enters into derivative transactions only with major financial institutions.

At March 31, 2021, the Company’s Financing Receivables and working capital items denominated in Canadian Dollars, Renminbi, Japanese Yen, Euros and other foreign currencies translated into U.S. Dollars was $147.2 million. Assuming a 10% appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at March 31, 2021, the potential change in the fair value of foreign currency-denominated financing receivables and working capital items would have been $14.7 million. A significant portion of the Company’s Selling, General, and Administrative Expenses is denominated in Canadian Dollars. Assuming a 1% change appreciation or depreciation in foreign currency exchange rates at March 31, 2021, the potential change in the amount of Selling, General, and Administrative Expenses would be less than $0.1 million.

Interest Rate Risk Management

The Company’s earnings are also affected by changes in interest rates due to the impact those changes have on its interest income from cash, and its interest expense from variable-rate borrowings. Specifically, the Company’s largest exposure with respect to variable rate debt comes from changes in LIBOR.

As of March 31, 2021, the Company had drawn down $45.0 million on its Credit Facility (December 31, 2020 — $300.0 million), which is subject to a variable effective interest rate.

The Company had variable rate debt instruments representing 8.9% and 56.3% of its total liabilities as of March 31, 2021 and December 31, 2020, respectively. If the interest rates available to the Company increased by 10%, the Company’s interest expense would increase by $0.1 million and interest income from cash would increase by $0.3 million. These amounts are determined by considering the impact of the hypothetical interest rates on the Company’s variable rate debt and cash balances at March 31, 2021.

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

The Company’s management, with the participation of its CEO and its CFO, has evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of March 31, 2021 and has concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. The Company will continue to periodically evaluate its disclosure controls and procedures and will make modifications from time to time as deemed necessary to ensure that information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting which occurred during the three months ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company has not experienced any material impact to its internal control over financial reporting despite the fact that most of its employees are working remotely due to the COVID-19 pandemic. The Company will continue to monitor the evolving COVID-19 situation to minimize its impact on the design and operating effectiveness of the Company’s internal control.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 8 of Notes to Condensed Consolidated Financial Statements to the accompanying Condensed Consolidated Financial Statements in Item 1 for information regarding legal proceedings involving the Company.

Item 1A. Risk Factors

This Form 10-Q and the risk factors below should be read together with, and supplement, the risk factors in Item 1A. Risk Factors in the Company’s 2020 Form 10-K, which describes various risks and uncertainties to which the Company is or may become subject. The risks described below and in the Company’s 2020 Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect its business, financial condition and/or operating results.

RISKS RELATED TO THE COMPANY’S BUSINESS AND OPERATIONS

The Company has experienced a significant decrease in its revenues, earnings, and cash flows due to the COVID-19 global pandemic and its business, financial condition and results of operations may continue to be significantly harmed in future reporting periods.

In late January 2020, in response to the public health risks associated with COVID-19, the Chinese government directed exhibitors in China to temporarily close more than 70,000 movie theaters, including all of the approximately 700 IMAX theaters in mainland China. On March 11, 2020, due to the worsening public health crisis associated with the novel coronavirus, COVID-19 was characterized as a pandemic by the World Health Organization, and in the following weeks, local, state and national governments instituted stay-at-home orders and restrictions on large public gatherings, which caused movie theaters in countries around the world to temporarily close, including substantially all of the IMAX theaters in those countries. As a result of the theater closures, movie studios postponed the theatrical release of most films originally scheduled for release in 2020 and early 2021, including many scheduled to be shown in IMAX theaters, while several other films were released directly or concurrently to streaming platforms. More recently, stay-at-home orders have been lifted in many countries and movie theaters throughout the IMAX network gradually reopened in the third quarter of 2020 with reduced capacities, physical distancing requirements, and other safety measures. As of March 31, 2021, 77% of the theaters in the IMAX commercial multiplex network were open, spanning 41 countries. This included 66% of the theaters in Domestic (i.e., United States and Canada) locations, 97% of the theaters in Greater China and 52% of the theaters in Rest of World markets. In many parts of Asia, audiences have returned to theaters, particularly IMAX theaters, in numbers approximating pre-pandemic attendance levels despite the continued delay of Hollywood theatrical releases, which typically account for 70% of box office ticket sales in those regions. However, ticket sales have been significantly lower than normal levels in theaters outside of Asia due in significant part to continued delays in the Hollywood theatrical release schedule. As a result, certain theater chains have remained closed or have reduced their operating hours.

The impact of the COVID-19 global pandemic has resulted in a significantly lower levels of the Company’s revenues, earnings, and operating cash flows during 2020 and through the end of the first quarter of 2021, when compared to periods prior to the onset of the pandemic, as GBO results from the Company’s theater customers declined significantly, the installation of certain theater systems was delayed, and maintenance services were generally suspended for theaters that were closed. Even as the pandemic has receded in many markets around the world, there continues to be few new films released by Hollywood movie studios and a significant number of theaters in the IMAX network remain either closed or operating with capacity restrictions. As a result, the Company continues to experience significant declines in earnings and operating cash flows as it is generating lower than normal levels of GBO-based revenue from its joint revenue sharing arrangements and digital remastering services, it is unable to provide normal maintenance services to any of the theaters that remain closed, and while some installation activity is continuing, certain theater system installations have been, and may continue to be delayed. Moreover, given the uncertainty around when movie-going will return to historical levels, there is no guarantee that the effects of the COVID-19 global pandemic will end even after theaters are reopened. In addition, the global economic impact of COVID-19 has resulted in record levels of unemployment in certain countries, which has led to, and may continue to result in, lower consumer spending. The timing and extent of a recovery of consumer behavior and willingness to spend discretionary income on movie-going may delay the Company’s ability to generate significant GBO-based revenue until consumer behavior normalizes and consumer spending recovers.

In response to uncertainties associated with the COVID-19 global pandemic, in the first quarter of 2021, the Company continued to take significant steps to preserve cash by eliminating non-essential costs, keeping certain employees on a temporary furlough, reducing the working hours of other employees and reducing all non-essential capital expenditures to minimum levels. The Company has also implemented an active cash management process, which, among other things, requires senior management approval of all outgoing payments. In addition, in the first quarter of 2020, the Company drew down $280.0 million in remaining available borrowing capacity under its Credit Facility, which was then amended in June 2020 to, among other things, suspend the Senior Secured Net Leverage Ratio financial covenant in the underlying credit agreement through the first quarter of 2021 and substitute quarterly EBITDA from the third and fourth quarters of 2019 in lieu of the EBITDA for the corresponding quarters of 2020 to meet the original senior secured net leverage ratio financial covenant. On March 15, 2021, the Company entered into a Second Amendment to the Credit Facility to suspend the Senior Secured Net Leverage Ratio financial covenant through the first quarter of 2022 and to substitute quarterly EBITDA from the third and fourth quarters of 2019 in lieu of the EBITDA for the corresponding quarters of 2021. Furthermore, the Second Amendment extended the application of the $75.0 million minimum liquidity covenant through the end of 2022. On March 19, 2021, the Company sold and issued $230.0 million aggregate principal amount of the Convertible Notes. The net proceeds from the offering of the Convertible Notes were approximately $223.7 million. The Company repaid $255.0 million of Credit Facility borrowings using cash on hand following the issuance of Convertible Notes. As of March 31, 2021, the Company has $45.0 million outstanding under the Credit Facility.

As of March 31, 2021, the Company was in compliance with all of its requirements under the Credit Agreement, as amended. Once the Senior Secured Net Leverage Ratio is re-established, the Company’s continued compliance with the requirements of the Credit Agreement will depend on the Company’s ability to generate sufficient EBITDA to ensure compliance with the Senior Secured Net Leverage Ratio covenant. A violation of this covenant would represent an event of default under the terms of the Credit Agreement, allowing lenders to declare the principal and interest on all outstanding Credit Facility indebtedness due or payable immediately.

The Company has applied for and received wage subsidies, tax credits and other financial support under COVID-19 relief legislation that has been enacted in the countries in which it operates. There can, however, be no guarantees that the steps the Company has taken and continues to take to preserve cash and manage its expenditures will result in the cost savings the Company anticipates. There can also be no guarantees that any wage subsidies, tax credits and other financial support or any other governmental benefits and support for which the Company is eligible will materialize in the amounts expected. The Company cannot predict the manner in which such benefits will be allocated or administered, and the Company cannot guarantee that it will be able to access such benefits in a timely manner or at all. There are no guarantees that the Company will apply for or receive such benefits in the future or that the Company will receive any additional material financial support through these or other programs that may be created, expanded, or implemented by governments in the countries in which the Company operates.

In addition, as a result of the financial difficulties faced by certain of the Company’s exhibition customers as a result of theater closures during the pandemic, the Company has experienced and may continue to experience delays in collecting payments due under existing theater sale or lease arrangements. Certain of the Company’s exhibitor partners that had reopened theaters have temporarily suspended operations of their theater network in certain jurisdictions and other exhibitor partners have reduced their theaters’ operating hours, which may exacerbate existing financial difficulties. Other exhibitor partners in the future may make similar decisions to close all or part of their global theater networks or to reduce their operating hours if the COVID-19 pandemic continues and Hollywood movie studios continue to delay the release of new films, or for other reasons, which would further increase the risks associated with payments under existing agreements with the Company. The ability of such partners to make payments cannot be guaranteed and is subject to changing economic circumstances. Such theater closures and other challenges in the theatrical industry may force some of the Company’s exhibitor partners into bankruptcy proceedings. In such cases, local laws governing restructurings would apply, and there can be no guarantees of the Company’s success in obtaining complete or partial payments owed to it by the applicable exhibitor partners. Further, the Company has had to delay movie theater installations from backlog and may be required to further delay or cancel such installations in the future. As a result, the Company’s future revenues and cash flows may be adversely affected.

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

The COVID-19 pandemic and public health measures implemented to contain it may also have the effect of heightening many of the other risks described in the Company’s 2020 Form 10-K, including, but not limited to, risks relating to harm to our key personnel, diverting management’s resources and time to addressing the impacts of COVID-19, which may negatively affect the Company’s ability to implement its business plan and pursue certain opportunities, potential impairments, the effectiveness of our internal control of financial reporting, cybersecurity and data privacy risks due to employees working from home, and risks of increased indebtedness due to the drawdown of the Credit Facility, including the Company’s ability to seek waivers of covenants or to refinance such borrowings, among others. The longer the COVID-19 pandemic and associated protective measures persist, the more severe the extent of the adverse impact of the pandemic on the Company is likely to be.

RISKS RELATED TO THE COMPANY’S INDEBTEDNESS

The Company’s indebtedness and liabilities could limit the cash flow available for its operations, expose the Company to risks that could adversely affect its business, financial condition and results of operations.

As of March 31, 2021, the Company had approximately $403.4 million of consolidated indebtedness. The Company may also incur additional indebtedness to meet future financing needs. The Company’s indebtedness could have significant negative consequences for its security holders and its business, results of operations and financial condition by, among other things:

•	increasing its vulnerability to adverse economic and industry conditions;
•	limiting its ability to obtain additional financing;
•	requiring the dedication of a substantial portion of its cash flow from operations to service its indebtedness, which will reduce the amount of cash available for other purposes;
•	limiting its flexibility to plan for, or react to, changes in its business;
•	diluting the interests of its shareholders as a result of issuing common shares upon conversion of the Convertible Notes; and
•	placing the Company at a possible competitive disadvantage with competitors that are less leveraged than the Company or have better access to capital.

The Company’s business may not generate sufficient funds, and the Company may otherwise be unable to maintain sufficient cash reserves, to pay amounts due under its indebtedness, and the Company’s cash needs may increase in the future. In addition, the Credit Agreement contains, and any future indebtedness that we may incur may contain, financial and other restrictive covenants that limit the Company’s ability to operate its business, raise capital or make payments under its other indebtedness. If the Company fails to comply with these covenants or to make payments under its indebtedness when due, then the Company would be in default under that indebtedness, which could, in turn, result in that and our other indebtedness becoming immediately payable in full. For a description of the Company outstanding indebtedness, see Note 7 to the Company’s unaudited financial statements in this report.

Provisions in the indenture could delay or prevent an otherwise beneficial takeover of us.

Certain provisions in the Convertible Notes and the related indenture could make a third party attempt to acquire the Company more difficult or expensive. For example, if a takeover constitutes a fundamental change, then noteholders will have the right to require the Company to repurchase their Convertible Notes for cash. In addition, if a takeover constitutes a make-whole fundamental change, then the Company may be required to temporarily increase the conversion rate of the Convertible Notes. In either case, and in other cases, the Company’s obligations under the Convertible Notes and the indenture could increase the cost of acquiring the Company otherwise discourage a third party from acquiring the Company or removing incumbent management, including in a transaction that noteholders or holders of the Company’s common shares may view as favorable.

The Company is subject to counterparty risk with respect to the Capped Call Transactions, and the capped call may not operate as planned.

In connection with the issuance of the Convertible Notes, the Company entered into privately negotiated capped call transactions with the option counterparties. The Capped Call Transactions are expected to reduce potential dilution resulting from the common shares the Company is required to issue and/or to offset any potential cash payments the Company is required to make in excess of the principal amount of the Convertible Notes in the event that the market price per share of the Company’s common shares is greater than the strike price of the Capped Call Transactions, with such reduction and/or offset subject to a cap. Collectively, the Capped Call Transactions cover, subject to anti-dilution adjustments substantially similar to those applicable to the Convertible Notes, the number of the Company’s common shares underlying the Convertible Notes.

The option counterparties are financial institutions, and the Company will be subject to the risk that they might default under the Capped Call Transactions. The Company’s exposure to the credit risk of the option counterparties will not be secured by any collateral. Global economic conditions have from time to time resulted in the actual or perceived failure or financial difficulties of many financial institutions. If an option counterparty becomes subject to insolvency proceedings, the Company will become an unsecured creditor in those proceedings with a claim equal to the Company’s exposure at that time under our transactions with that option counterparty. The Company’s exposure will depend on many factors, but, generally, the increase in the Company’s exposure will be correlated with increases in the market price or the volatility of its common shares. In addition, upon a default by an option counterparty, the Company may suffer adverse tax consequences and more dilution than the Company currently anticipate with respect to its common shares. The Company can provide no assurances as to the financial stability or viability of any option counterparty. In addition, the capped call transactions are complex, and they may not operate as planned. For example, the terms of the Capped Call Transactions may be subject to adjustment, modification or, in some cases, renegotiation if certain corporate or other transactions occur. Accordingly, these transactions may not operate as the Company intends if it is required to adjust their terms as a result of transactions in the future or upon unanticipated developments that may adversely affect the functioning of the Capped Call Transactions.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

In June 2020, the Company’s Board of Directors approved a 12-month extension to its share repurchase program, through June 30, 2021. The extension authorized the Company to repurchase up to approximately $89.4 million worth of common shares, the remaining amount available of the original $200.0 million initially authorized under the share-repurchase program when it commenced on July 1, 2017. Subsequent to March 31, 2021, the Company’s Board of Directors approved a further 12-month extension of the current share repurchase program through June 30, 2022. The repurchases may be made either in the open market or through private transactions, subject to market conditions, applicable legal requirements and other relevant factors. The Company has no obligation to repurchase shares and the share repurchase program may be suspended or discontinued by the Company at any time.

The Company did not repurchase any common shares during the three months ended March 31, 2021. As of March 31, 2021, the Company has $89.4 million available under its approved repurchase program.

In 2020, IMAX China announced that its shareholders granted its Board of Directors a general mandate authorizing the Board, subject to applicable laws, to repurchase of shares of IMAX China not to exceed 10% of the total number of issued shares as of June 11, 2020 (34,848,398 shares). This program will be valid until the 2021 Annual General Meeting of IMAX China, which is scheduled for May 6, 2021. The repurchases may be made in the open market or through other means permitted by applicable laws. IMAX China has no obligation to repurchase its shares and the share repurchase program may be suspended or discontinued by IMAX China at any time. IMAX China did not repurchase any common shares during the three months ended March 31, 2021.

The total number of shares purchased during the three months ended March 31, 2021, under both the Company and IMAX China’s repurchase plans, does not include any shares purchased in the administration of employee share-based compensation plans.

Item 5. Other Information

On April 24, 2021, Patrick McClymont, the Company’s Chief Financial Officer, notified the Company that he would be resigning his position effective May 14, 2021, to pursue other career and personal interests. Joseph Sparacio, Mr. McClymont’s immediate predecessor as Chief Financial Officer, has agreed to serve as the Company’s interim Chief Financial Officer, reporting to Richard L. Gelfond, the Company’s CEO, beginning on June 1, 2021, until the sooner of December 31, 2021 or when a permanent replacement is named. The terms of Mr. Sparacio’s compensation have not yet been finalized.

Item 6.  Exhibits

Exhibit No.	Description
3.1	Amended and Restated By-Law No. 1 of IMAX Corporation, enacted on March 4, 2021. Incorporated by reference to Exhibit 3.2 to IMAX Corporation’s Form 10-K filed on March 4, 2021 (File No. 001-35066).

4.1

Indenture, dated as of March 19, 2021, between IMAX Corporation and U.S. Bank National Association. Incorporated by reference to Exhibit 4.1 to IMAX Corporation’s Form 8-K dated as of March 15, 2021 (File No. 001-35066).

4.2

Form of 0.500% Convertible Senior Notes due April 1, 2026 (included as Exhibit A to Exhibit 4.1). Incorporated by reference to Exhibit 4.2 to IMAX Corporation’s Form 8-K dated as of March 15, 2021 (File No. 001-35066).

10.1

Base Call Option Confirmation, dated as of March 16, 2021 between IMAX Corporation and Wells Fargo Bank, National Association. Incorporated by reference to Exhibit 10.1 to IMAX Corporation’s Form 8-K dated as of March 15, 2021 (File No. 001-35066).

10.2

Base Call Option Confirmation, dated as of March 16, 2021 between IMAX Corporation and Mizuho Markets Americas LLC. Incorporated by reference to Exhibit 10.2 to IMAX Corporation’s Form 8-K dated as of March 15, 2021 (File No. 001-35066).

10.3

Base Call Option Confirmation, dated as of March 16, 2021 between IMAX Corporation and JPMorgan Chase Bank, National Association. Incorporated by reference to Exhibit 10.3 to IMAX Corporation’s Form 8-K dated as of March 15, 2021 (File No. 001-35066).

10.4

Base Call Option Confirmation, dated as of March 16, 2021 between IMAX Corporation and HSBC Bank USA, National Association. Incorporated by reference to Exhibit 10.4 to IMAX Corporation’s Form 8-K dated as of March 15, 2021 (File No. 001-35066).

10.5

Additional Call Option Confirmation, dated as of March 18, 2021 between IMAX Corporation and Wells Fargo Bank, National Association. Incorporated by reference to Exhibit 10.5 to IMAX Corporation’s Form 8-K dated as of March 15, 2021 (File No. 001-35066).

10.6

Additional Call Option Confirmation, dated as of March 18, 2021 between IMAX Corporation and Mizuho Markets Americas LLC. Incorporated by reference to Exhibit 10.6 to IMAX Corporation’s Form 8-K dated as of March 15, 2021 (File No. 001-35066).

10.7

Additional Call Option Confirmation, dated as of March 18, 2021 between IMAX Corporation and JPMorgan Chase Bank, National Association. Incorporated by reference to Exhibit 10.7 to IMAX Corporation’s Form 8-K dated as of March 15, 2021 (File No. 001-35066).

10.8

Additional Call Option Confirmation, dated as of March 18, 2021 between IMAX Corporation and HSBC Bank USA, National Association. Incorporated by reference to Exhibit 10.8 to IMAX Corporation’s Form 8-K dated as of March 15, 2021 (File No. 001-35066).

10.9

Second Amendment to the Fifth Amended and Restated Credit Agreement entered into on March 15, 2021. Incorporated by reference to Exhibit 10.9 to IMAX Corporation’s Form 8-K dated as of March 15, 2021 (File No. 001-35066).

10.10*+	Services Agreement Amendment, dated March 30, 2021, between IMAX Corporation and Bradley J. Wechsler.

10.11*+	Form of IMAX Corporation Second Amended and Restated Long-Term Incentive Plan Restricted Stock Unit Award Agreement.

10.12*+	Form of IMAX Corporation Second Amended and Restated Long-Term Incentive Plan Performance Stock Unit Award Agreement.

10.13+	Statement of Directors’ Compensation, dated January 12, 2021. Incorporated by reference to Exhibit 10.43 to IMAX Corporation’s Form 10-K filed on March 4, 2021 (File No. 001-35066).

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 29, 2021, by Richard L. Gelfond.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 29, 2021, by Patrick McClymont.

32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 29, 2021, by Richard L. Gelfond.

32.2*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 29, 2021, by Patrick McClymont.

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*Filed herewith.

+Management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAX CORPORATION

Date: April 29, 2021	By:	/s/ PATRICK MCCLYMONT
Patrick McClymont
Executive Vice-President & Chief Financial Officer
(Principal Financial Officer)

Date: April 29, 2021	By:	/s/ KEVIN M. DELANEY
Kevin M. Delaney
Senior Vice-President, Finance & Controller
(Principal Accounting Officer)