Form 10-Q
period 2021-06-30
IMAX CORP
filed 2021-07-27
CIK 921582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of June 30, 2021
Common Shares, no par value	59,395,909

IMAX CORPORATION

IMAX CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

IMAX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. Dollars except share amounts)

(Unaudited)

	June 30,	December 31,
	2021	2020
Assets
Cash and cash equivalents	$214,125	$317,379
Accounts receivable, net	68,755	56,300
Financing receivables, net	133,221	131,810
Variable consideration receivables, net	41,596	40,526
Inventories	37,299	39,580
Prepaid expenses	11,892	10,420
Film assets, net	5,387	5,777
Property, plant and equipment, net	265,517	277,397
Investment in equity securities	1,089	13,633
Other assets	20,330	21,673
Deferred income tax assets, net	18,720	17,983
Goodwill	39,027	39,027
Other intangible assets, net	24,932	26,245
Total assets	$881,890	$997,750
Liabilities
Accounts payable	$15,206	$20,837
Accrued and other liabilities	91,557	99,354
Revolving credit facility borrowings, net	9,544	305,676
Convertible notes, net	222,888	—
Deferred revenue	87,489	87,982
Deferred income tax liabilities	19,681	19,134
Total liabilities	446,365	532,983
Commitments and contingencies
Non-controlling interests	766	759
Shareholders' equity
Capital stock common shares — no par value. Authorized — unlimited number.
59,396,411 issued and 59,395,909 outstanding (December 31, 2020 — 58,921,731 issued and 58,921,008 outstanding)	415,857	407,031
Less: Treasury stock, 502 shares at cost (December 31, 2020 — 723)	(8)	(11)
Other equity	160,658	180,330
Accumulated deficit	(226,900)	(202,849)
Accumulated other comprehensive income	1,062	988
Total shareholders' equity attributable to common shareholders	350,669	385,489
Non-controlling interests	84,090	78,519
Total shareholders' equity	434,759	464,008
Total liabilities and shareholders' equity	$881,890	$997,750

(See the accompanying notes, which are an integral part of these Condensed Consolidated Financial Statements.)

IMAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. Dollars, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues
Technology sales	$15,173	$2,687	$21,348	$8,349
Image enhancement and maintenance services	24,711	3,799	46,326	24,520
Technology rentals	8,130	(137)	16,489	5,834
Finance income	2,941	2,506	5,546	5,054
	50,955	8,855	89,709	43,757
Costs and expenses applicable to revenues
Technology sales	6,496	2,546	11,549	6,415
Image enhancement and maintenance services	12,357	7,244	22,121	25,060
Technology rentals	6,499	6,753	13,155	14,884
	25,352	16,543	46,825	46,359
Gross margin (margin loss)	25,603	(7,688)	42,884	(2,602)
Selling, general and administrative expenses	28,807	29,796	54,016	58,432
Research and development	2,200	1,232	3,671	3,432
Amortization of intangibles	1,190	1,344	2,331	2,665
Credit loss (reversal) expense, net	(1,872)	1,440	(1,567)	11,657
Asset impairments	—	—	—	1,151
Legal judgment and arbitration awards (see Note 8)	(1,770)	—	(1,770)	—
Loss from operations	(2,952)	(41,500)	(13,797)	(79,939)
Realized and unrealized investment gains (losses)	33	2,025	5,281	(2,514)
Retirement benefits non-service expense	(116)	(130)	(230)	(246)
Interest income	559	891	1,142	1,256
Interest expense	(1,690)	(1,581)	(3,994)	(2,229)
Loss before taxes	(4,166)	(40,295)	(11,598)	(83,672)
Income tax (expense) benefit	(1,946)	10,248	(5,014)	(5,257)
Equity in losses of investees, net of tax	—	—	—	(529)
Net loss	(6,112)	(30,047)	(16,612)	(89,458)
Less: Net (income) loss attributable to non-controlling interests	(3,099)	4,080	(7,439)	14,137
Net loss attributable to common shareholders	$(9,211)	$(25,967)	$(24,051)	$(75,321)

Net loss per share attributable to common shareholders - basic and diluted:
Net loss per share — basic and diluted	$(0.16)	$(0.44)	$(0.41)	$(1.26)

(See the accompanying notes, which are an integral part of these Condensed Consolidated Financial Statements.)

IMAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands of U.S. Dollars)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net loss	$(6,112)	$(30,047)	$(16,612)	$(89,458)
Other comprehensive income (loss), before tax
Unrealized net gain (loss) from cash flow hedging instruments	305	1,334	600	(1,526)
Realized net (gain) loss from cash flow hedging instruments	(824)	337	(1,055)	695
Reclassification of unrealized gain from ineffective cash flow hedging instruments	(271)	—	(293)	—
Foreign currency translation adjustments	2,960	496	794	(615)
Defined benefit and postretirement benefit plans	48	4	96	17
Total other comprehensive income (loss), before tax	2,218	2,171	142	(1,429)
Income tax benefit (expense) related to other comprehensive income (loss)	194	(442)	170	253
Other comprehensive income (loss), net of tax	2,412	1,729	312	(1,176)
Comprehensive loss	(3,700)	(28,318)	(16,300)	(90,634)
Comprehensive (income) loss attributable to non-controlling interests	(3,990)	3,930	(7,677)	14,323
Comprehensive loss attributable to common shareholders	$(7,690)	$(24,388)	$(23,977)	$(76,311)

(See the accompanying notes, which are an integral part of these Condensed Consolidated Financial Statements.)

IMAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. Dollars)

(Unaudited)

	Six Months Ended
	June 30,
	2021	2020
Operating Activities
Net loss	$(16,612)	$(89,458)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	25,671	26,883
Amortization of deferred financing costs	1,008	299
Credit loss (reversal) expense, net	(1,567)	11,657
Write-downs	462	6,806
Deferred income tax expense	33	(4,878)
Share-based and other non-cash compensation	12,332	10,850
Unrealized foreign currency exchange (gain) loss	(490)	312
Realized and unrealized investment (gains) losses	(5,281)	2,514
Equity in losses of investees	—	529
Changes in assets and liabilities:
Accounts receivable	(11,049)	36,971
Inventories	1,867	(16,887)
Film assets	(5,808)	(4,057)
Deferred revenue	(447)	9,799
Changes in other operating assets and liabilities	(17,135)	(12,220)
Net cash used in operating activities	(17,016)	(20,880)
Investing Activities
Purchase of property, plant and equipment	(1,365)	(594)
Investment in equipment for joint revenue sharing arrangements	(2,397)	(3,908)
Acquisition of other intangible assets	(2,631)	(1,221)
Proceeds from sale of equity securities	17,769	—
Net cash provided by (used in) investing activities	11,376	(5,723)
Financing Activities
Proceeds from issuance of convertible notes, net	223,675	—
Debt issuance costs related to convertible notes	(242)	—
Purchase of capped calls related to convertible notes	(19,067)	—
Revolving credit facility borrowings	3,600	280,244
Repayments of revolving credit facility borrowings	(300,243)	—
Credit facility amendment fees paid	(32)	(959)
Repurchase of common shares	—	(36,624)
Repurchase of common shares, IMAX China	—	(1,532)
Treasury stock purchased for future settlement of restricted share units	—	(3,086)
Taxes withheld and paid on employee stock awards vested	(3,045)	(251)
Common shares issued - stock options exercised	883	—
Dividends paid to non-controlling interests	(2,099)	(2,118)
Net cash (used in) provided by financing activities	(96,570)	235,674
Effects of exchange rate changes on cash	(1,044)	431
(Decrease) increase in cash and cash equivalents during period	(103,254)	209,502
Cash and cash equivalents, beginning of period	317,379	109,484
Cash and cash equivalents, end of period	$214,125	$318,986

(See the accompanying notes, which are an integral part of these Condensed Consolidated Financial Statements.)

IMAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands of U.S. Dollars)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Adjustments to capital stock:
Balance, beginning of period	$414,982	$404,164	$407,020	$419,348
Change in shares held in treasury	3	1,090	3	3,709
Employee stock options exercised	59	—	883	—
Grant date fair value of stock options exercised	19	—	272	—
Average carrying value of repurchased and retired common shares	—	—	—	(17,803)
Restricted share units vested, net of shares withheld for employee tax obligations	786	—	7,671	—
Balance, end of period	415,849	405,254	415,849	405,254
Adjustments to other equity:
Balance, beginning of period	155,653	168,892	180,330	171,789
Amortization of share-based payment expense - stock options	250	505	657	1,103
Amortization of share-based payment expense - restricted share units	5,370	4,948	8,996	7,762
Amortization of share-based payment expense - performance stock units	1,087	506	2,204	793
Restricted share units vested	(1,684)	(1,520)	(12,191)	(7,225)
Grant date fair value of stock options exercised	(18)	—	(271)	—
Common shares repurchased, IMAX China	—	(641)	—	(1,532)
Purchase of capped calls related to convertible notes	—	—	(19,067)	—
Balance, end of period	160,658	172,690	160,658	172,690
Adjustments to accumulated deficit:
Balance, beginning of period	(217,689)	(108,428)	(202,849)	(40,253)
Net loss attributable to common shareholders	(9,211)	(25,967)	(24,051)	(75,321)
Common shares repurchased and retired	—	—	—	(18,821)
Balance, end of period	(226,900)	(134,395)	(226,900)	(134,395)
Adjustments to accumulated other comprehensive (loss) income:
Balance, beginning of period	(459)	(5,759)	988	(3,190)
Other comprehensive income (loss), net of tax	1,521	1,579	74	(990)
Balance, end of period	1,062	(4,180)	1,062	(4,180)
Adjustments to non-controlling interests:
Balance, beginning of period	82,215	79,508	78,519	89,493
Net income (loss) attributable to non-controlling interests	3,083	(2,817)	7,432	(12,466)
Other comprehensive income (loss), net of tax	891	150	238	(186)
Dividends paid to non-controlling shareholders	(2,099)	(2,118)	(2,099)	(2,118)
Balance, end of period	84,090	74,723	84,090	74,723
Total Shareholders' Equity	$434,759	$514,092	$434,759	$514,092

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

Total assets and liabilities of the Company’s consolidated VIEs are as follows:

	June 30,	December 31,
(In thousands of U.S. Dollars)	2021	2020
Total assets	$1,584	$1,543
Total liabilities	$259	$230

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

2.  Impact of COVID-19 Pandemic

The impact of the COVID-19 pandemic is complex and continuously evolving, resulting in significant disruption to the Company’s business and the global economy. The pandemic has led authorities around the world to impose measures intended to control the spread of COVID-19, including stay-at-home orders and restrictions on large public gatherings, which caused movie theaters in countries around the world to temporarily close, including the IMAX theaters in those countries. As a result of the theater closures, movie studios postponed the theatrical release of most films originally scheduled for release in 2020 and early 2021, including many scheduled to be shown in IMAX theaters, while several other films were released directly or concurrently to streaming platforms. More recently, stay-at-home orders and capacity restrictions have been lifted in many key markets and, beginning in the third quarter of 2020, movie theaters throughout the IMAX network gradually reopened. As of June 30, 2021, 89% of the theaters in the global IMAX commercial multiplex network were open, spanning 62 countries. This included 93% of Domestic theaters (i.e., in the United States and Canada), 90% of the theaters in Greater China and 75% of the theaters in Rest of World markets.

The impact of the COVID-19 global pandemic has resulted in significantly lower levels of revenues, earnings and operating cash flows for the Company during 2020 and through the end of the second quarter of 2021, when compared to periods prior to the onset of the pandemic, as gross box office (“GBO”) results from the Company’s theater customers declined significantly, the installation of certain theater systems was delayed, and maintenance services were generally suspended for theaters that were closed. In response to uncertainties associated with the pandemic, the Company took significant steps to preserve cash by eliminating non-essential costs, temporarily furloughing certain employees, reducing the working hours of other employees and reducing all non-essential capital expenditures to minimum levels. The Company also implemented an active cash management process, which, among other things, required senior management approval of all outgoing payments. In addition, as a result of the financial difficulties faced by certain of the Company’s exhibition customers arising out of pandemic-related closures, the Company has experienced and may continue to experience delays in collecting payments due under existing theater sale or lease arrangements. The Company has provided temporary relief to certain exhibitor customers by waiving or reducing maintenance fees during periods when theaters are closed or operating with reduced capacities and, in certain situations, by providing extended payment terms on annual minimum payment obligations in exchange for a corresponding or longer extension of the term of the underlying sale or lease arrangement.

For the six months ended June 30, 2021, GBO receipts generated by IMAX DMR films totaled $218.8 million, surpassing the total for the second half of 2020 by $57.6 million (36%). Management is encouraged by these box office results and the strong pipeline of Hollywood movies scheduled to be released for theatrical exhibition in the second half of 2021. However, the impact of the COVID-19 global pandemic on the Company’s business and financial results will continue to depend on numerous evolving factors that cannot be accurately predicted and that will vary by jurisdiction and market, including the duration and scope of the pandemic, the emergence of variants of the virus, the progress made on administering vaccines, the continuing impact of the pandemic on global economic conditions and ongoing government responses to the pandemic, which could lead to further theater closures, theater capacity restrictions and/or delays in the release of films.

3.  Recently Issued Accounting Standards Not Yet Adopted

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). The purpose of ASU 2020-04 is to provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments are effective for all entities from the beginning of an interim period that includes the issuance date of the ASU. An entity may elect to apply the amendments prospectively through December 31, 2022. The Company is currently assessing the impact of ASU 2020-04 on its Condensed Consolidated Financial Statements.

In July 2021, the FASB issued ASU No. 2021-05, “Leases (Topic 842): Lessors - Certain Leases with Variable Lease Payments” (“ASU 2021-05”), which requires sales-type or direct financing leases that have variable payments (that do not depend on a rate or an index) and result in a day-one loss to be classified as operating leases. When a lease is classified as operating, the lessor does not recognize a net investment in the lease, does not derecognize the underlying asset, and, therefore, does not recognize a selling profit or loss. The amendments are effective for annual periods beginning after December 15, 2021 including interim periods within those periods. Early adoption is permitted. The Company is currently assessing the impact of ASU 2021-05 on its Condensed Consolidated Financial Statements.

The Company considers the applicability and impact of all recently issued FASB ASUs. ASUs that are not noted above were assessed and determined to be not applicable or not significant to the Company’s Condensed Consolidated Financial Statements for the period ended June 30, 2021.

4.  Current Expected Credit Losses

The Company’s accounts receivable, financing receivables and variable consideration receivables are measured on the amortized cost basis and presented at the net amount expected to be collected.

Accounts Receivable

Accounts receivable principally includes amounts currently due to the Company under theater sale and sales-type lease arrangements, contingent fees owed by theater operators as a result of box office performance and fees for theater maintenance services. Accounts receivable also includes amounts due to the Company from movie studios and other content creators for digitally remastering films into IMAX formats, as well as for film distribution and post-production services.

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

The following tables summarize the activity in the Allowance for Credit Losses related to Accounts Receivable for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30, 2021				Six Months Ended June 30, 2021
(In thousands of U.S. Dollars)	Theater Operators	Studios	Other	Total	Theater Operators	Studios	Other	Total
Beginning balance	$8,783	$3,771	$1,188	$13,742	$8,368	$4,481	$1,446	$14,295
Current period (reversal) provision, net	(221)	(1,178)	4	(1,395)	378	(1,677)	(245)	(1,544)
Write-offs	(65)	(103)	—	(168)	(235)	(252)	—	(487)
Foreign exchange	100	27	—	127	86	(35)	(9)	42
Ending balance	$8,597	$2,517	$1,192	$12,306	$8,597	$2,517	$1,192	$12,306

	Three Months Ended June 30, 2020				Six Months Ended June 30, 2020
(In thousands of U.S. Dollars)	Theater Operators	Studios	Other	Total	Theater Operators	Studios	Other	Total
Beginning balance	$6,504	$3,983	$1,041	$11,528	$3,302	$893	$942	$5,137
Current period (reversal) provision, net	(107)	1,596	(203)	1,286	3,095	4,686	(104)	7,677
Foreign exchange	(80)	(124)	—	(204)	(80)	(124)	—	(204)
Ending balance	$6,317	$5,455	$838	$12,610	$6,317	$5,455	$838	$12,610

For the three and six months ended June 30, 2021, the Company reduced its allowance for current expected credit losses related to Accounts Receivable by $1.4 million and $2.0 million, respectively, principally as a result of better than anticipated collection experience with respect to foreign theater and studio receivable balances, which allowed the reversal of previously recorded Credit Loss Expense. For the three and six months ended June 30, 2020, the Company increased it allowance for current expected credit losses related to Accounts Receivable by $1.1 million and $7.5 million, respectively, principally due to a reduction in the credit quality of and heightened collection risk associated with theater and foreign movie studio accounts receivable primarily due to the COVID-19 global pandemic.

Management believes that the June 30, 2021 allowance for current expected credit losses related to Accounts Receivable adequately addresses the risk of not collecting these receivables in full. Management’s judgments regarding expected credit losses are based on the facts available to management and involve estimates about the future. Due to the unprecedented nature of the COVID-19 pandemic, its effect on the Company’s customers and their ability to meet their financial obligations to the Company is difficult to predict. As a result, the Company’s judgments and associated estimates of credit losses may ultimately prove, with the benefit of hindsight, to be incorrect (see Note 2).

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

As of June 30, 2021 and December 31, 2020, financing receivables consist of the following:

	June 30,	December 31,
(In thousands of U.S. Dollars)	2021	2020
Net investment in leases
Gross minimum payments due under sales-type leases	$23,614	$20,830
Unearned finance income	(844)	(859)
Present value of minimum payments due under sales-type leases	22,770	19,971
Allowance for credit losses	(579)	(557)
Net investment in leases	22,191	19,414
Financed sales receivables
Gross minimum payments due under financed sales	150,468	150,917
Unearned finance income	(32,325)	(31,247)
Present value of minimum payments due under financed sales	118,143	119,670
Allowance for credit losses	(7,113)	(7,274)
Net financed sales receivables	111,030	112,396
Total financing receivables	$133,221	$131,810

Net financed sales receivables due within one year	$31,779	$34,937
Net financed sales receivables due after one year	79,251	77,459
Total financed sales receivables	$111,030	$112,396

As of June 30, 2021 and December 31, 2020, the weighted-average remaining lease term and weighted-average interest rate associated with the Company’s sales-type lease arrangements and financed sale receivables, as applicable, are as follows:

	June 30,	December 31,
	2021	2020
Weighted-average remaining lease term (in years)
Sales-type lease arrangements	8.7	8.3
Weighted-average interest rate
Sales-type lease arrangements	6.52%	6.56%
Financed sales receivables	8.73%	8.92%

The tables below provide information on the Company’s net investment in leases by credit quality indicator as of June 30, 2021 and December 31, 2020. The amounts disclosed in these tables are determined on a customer-by-customer basis and include both billed and unbilled amounts.

(In thousands of U.S. Dollars)	By Origination Year
As of June 30, 2021	2021	2020	2019	2018	2017	Prior	Total
Net investment in leases:
Credit quality classification:
In good standing	$4,379	$2,832	$7,943	$1,494	$—	$1,231	$17,879
Credit Watch	—	1,226	—	1,039	918	888	4,071
Pre-approved transactions	—	—	—	—	—	—	—
Transactions suspended	—	—	—	—	—	820	820
Total net investment in leases	$4,379	$4,058	$7,943	$2,533	$918	$2,939	$22,770

(In thousands of U.S. Dollars)	By Origination Year
As of December 31, 2020	2020	2019	2018	2017	2016	Prior	Total
Net investment in leases:
Credit quality classification:
In good standing	$2,143	$1,190	$2,730	$—	$—	$1,826	$7,889
Credit Watch	2,005	7,278	—	988	—	1,047	11,318
Pre-approved transactions	—	—	—	—	—	—	—
Transactions suspended	—	—	—	—	—	764	764
Total net investment in leases	$4,148	$8,468	$2,730	$988	$—	$3,637	$19,971

The tables below provide information on the Company’s financed sale receivables by credit quality indicator as of June 30, 2021 and December 31, 2020. The amounts disclosed in these tables are determined on a customer-by-customer basis and include both billed and unbilled amounts.

(In thousands of U.S. Dollars)	By Origination Year
As of June 30, 2021	2021	2020	2019	2018	2017	Prior	Total
Financed sales receivables:
Credit quality classification:
In good standing	$3,322	$4,804	$5,135	$4,566	$5,746	$20,936	$44,509
Credit Watch	1,612	3,969	6,871	9,621	10,132	37,864	70,069
Pre-approved transactions	—	—	—	—	—	991	991
Transactions suspended	—	—	—	—	675	1,899	2,574
Total financed sales receivables	$4,934	$8,773	$12,006	$14,187	$16,553	$61,690	$118,143

(In thousands of U.S. Dollars)	By Origination Year
As of December 31, 2020	2020	2019	2018	2017	2016	Prior	Total
Financed sales receivables:
Credit quality classification:
In good standing	$6,830	$5,480	$3,547	$3,740	$5,072	$12,660	$37,329
Credit Watch	1,986	6,501	11,356	12,520	11,446	34,351	78,160
Pre-approved transactions	—	—	—	—	613	755	1,368
Transactions suspended	—	—	—	987	728	1,098	2,813
Total financed sales receivables	$8,816	$11,981	$14,903	$17,247	$17,859	$48,864	$119,670

The following tables provide an aging analysis for the Company’s net investment in leases and financed sale receivables as of June 30, 2021 and December 31, 2020:

	As of June 30, 2021
(In thousands of U.S. Dollars)	Accrued and Current	30-89 Days	90+ Days	Billed	Unbilled	Recorded Receivable	Allowance for Credit Losses	Net
Net investment in leases	$154	$112	$500	$766	$22,004	$22,770	$(579)	$22,191
Financed sales receivables	1,552	2,756	9,084	13,392	104,751	118,143	(7,113)	111,030
Total	$1,706	$2,868	$9,584	$14,158	$126,755	$140,913	$(7,692)	$133,221

	As of December 31, 2020
(In thousands of U.S. Dollars)	Accrued and Current	30-89 Days	90+ Days	Billed	Unbilled	Recorded Receivable	Allowance for Credit Losses	Net
Net investment in leases	$298	$180	$689	$1,167	$18,804	$19,971	$(557)	$19,414
Financed sales receivables	3,307	1,943	10,699	15,949	103,721	119,670	(7,274)	112,396
Total	$3,605	$2,123	$11,388	$17,116	$122,525	$139,641	$(7,831)	$131,810

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

The following table provides information about the Company’s net investment in leases and financed sale receivables with billed amounts past due for which it continues to accrue finance income as of June 30, 2021 and December 31, 2020:

	As of June 30, 2021
(In thousands of U.S. Dollars)	Accrued and Current	30-89 Days	90+ Days	Billed	Unbilled	Allowance for Credit Losses	Net
Net investment in leases	$37	$77	$119	$233	$3,838	$(124)	$3,947
Financed sales receivables	955	2,139	7,756	10,850	49,871	(3,237)	57,484
Total	$992	$2,216	$7,875	$11,083	$53,709	$(3,361)	$61,431

	As of December 31, 2020
(In thousands of U.S. Dollars)	Accrued and Current	30-89 Days	90+ Days	Billed	Unbilled	Allowance for Credit Losses	Net
Net investment in leases	$231	$162	$359	$752	$13,912	$(310)	$14,354
Financed sales receivables	2,026	1,551	10,249	13,826	62,602	(4,434)	71,994
Total	$2,257	$1,713	$10,608	$14,578	$76,514	$(4,744)	$86,348

The following table provides information about the Company’s net investment in leases and financed sale receivables that are on nonaccrual status as of June 30, 2021 and December 31, 2020:

	As of June 30, 2021			As of December 31, 2020
(In thousands of U.S. Dollars)	Recorded Receivable	Allowance for Credit Losses	Net	Recorded Receivable	Allowance for Credit Losses	Net
Net investment in leases	$820	$(16)	$804	$764	$(18)	$746
Net financed sales receivables	3,566	(1,399)	2,167	2,813	(1,482)	1,331
Total	$4,386	$(1,415)	$2,971	$3,577	$(1,500)	$2,077

A theater operator that is classified within the “All Transactions Suspended” category is placed on nonaccrual status and all revenue recognitions related to the theater are stopped. In certain cases, a theater operator classified within the “Pre-Approved Transactions” category may also be placed on nonaccrual status. While the recognition of Finance Income is suspended, payments received by a customer are applied against the outstanding balance owed. If payments are sufficient to cover any unreserved receivables, a recovery of provision taken on the billed amount, if applicable, is recorded to the extent of the residual cash received. Once the collectibility issues are resolved and the customer has returned to being in good standing, the Company will resume recognition of Finance Income.

For the three and six months ended June 30, 2021, the Company recognized less than $0.1 million and $0.1 million, respectively, (2020 — $0.1 million and $0.2 million, respectively) in Finance Income related to the net investment in leases with billed amounts past due. For the three and six months ended June 30, 2021, the Company recognized $1.1 million and $2.3 million, respectively, (2020 — $0.9 million and $3.0 million, respectively) in Finance Income related to the financed sale receivables with billed amounts past due.

The following table summarizes the activity in the allowance for credit losses related to the Company’s net investment in leases and financed sale receivables for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30, 2021		Six Months Ended June 30, 2021
	Net Investment	Financed	Net Investment	Financed
(In thousands of U.S. Dollars)	in Leases	Sales Receivables	in Leases	Sales Receivables
Beginning balance	$581	$7,491	$557	$7,274
Current period (reversal) provision, net	(7)	(432)	20	(205)
Foreign exchange	5	54	2	44
Ending balance	$579	$7,113	$579	$7,113

	Three Months Ended June 30, 2020		Six Months Ended June 30, 2020
	Net Investment	Net Financed	Net Investment	Net Financed
(In thousands of U.S. Dollars)	in Leases	Sales Receivables	in Leases	Sales Receivables
Beginning balance	$464	$3,557	$155	$915
Current period (reversal) provision, net	(5)	171	304	2,813
Foreign exchange	—	(19)	—	(19)
Ending balance	$459	$3,709	$459	$3,709

For the three and six months ended June 30, 2021, the Company reduced its allowance for current expected credit losses related to Financing Receivables by $0.4 million and $0.1 million, respectively, principally as a result of better than anticipated collection experience with respect to foreign theater customers, which allowed the reversal of previously recorded Credit Loss Expense. For the three and six months ended June 30, 2020, the Company increased its allowance for current expected credit losses related to Financing Receivables by $0.2 million and $3.1 million, respectively. The provisions recorded in the prior year period reflect a reduction in the credit quality of and heightened collection risk associated with theater related Financing Receivables primarily due to the COVID-19 global pandemic.

Management believes that the June 30, 2021 allowance for current expected credit losses related to Financing Receivables adequately addresses the risk of not collecting these receivables in full. Management’s judgments regarding expected credit losses are based on the facts available to management and involve estimates about the future. Due to the unprecedented nature of the COVID-19 pandemic, its effect on the Company’s customers and their ability to meet their financial obligations to the Company is difficult to predict. As a result, the Company’s judgments and associated estimates of credit losses may ultimately prove, with the benefit of hindsight, to be incorrect (see Note 2).

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

The following table summarizes the activity in the Allowance for Credit Losses related to Variable Consideration Receivables for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(In thousands of U.S. Dollars)	Theater Operators	Theater Operators	Theater Operators	Theater Operators
Beginning balance	$2,088	$875	$1,887	$—
Current period (reversal) provision, net	(38)	(12)	162	863
Foreign Exchange	(22)	—	(21)	—
Ending balance	$2,028	$863	$2,028	$863

For the six months ended June 30, 2021 and 2020, the Company increased its allowance for current expected credit losses related to Variable Consideration Receivables by $0.1 million and $0.9 million, respectively. The provision recorded in the prior year period reflects a reduction in the credit quality of and heightened collection risk associated with Variable Consideration Receivables primarily due to the COVID-19 global pandemic.

Management believes that the June 30, 2021 allowance for current expected credit losses related to Variable Consideration Receivables adequately addresses the risk of not collecting these receivables in full. Management’s judgments regarding expected credit losses are based on the facts available to management and involve estimates about the future. Due to the unprecedented nature of the COVID-19 pandemic, its effect on the Company’s customers and their ability to meet their financial obligations to the Company is difficult to predict. As a result, the Company’s judgments and associated estimates of credit losses may ultimately prove, with the benefit of hindsight, to be incorrect (see Note 2).

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

For the three and six months ended June 30, 2021 and 2020, the components of lease expense recorded within Selling, General and Administrative expenses are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands of U.S. Dollars)	2021	2020	2021	2020
Operating lease cost (1)	$211	$121	$383	$259
Amortization of lease assets	666	701	1,414	1,449
Interest on lease liabilities	231	245	473	507
Total lease cost	$1,108	$1,067	$2,270	$2,215

(1)	Includes short-term leases and variable lease costs, which are not significant for the three and six months ended June 30, 2021 and 2020.

For the six months ended June 30, 2021 and 2020, supplemental cash and non-cash information related to leases is as follows:

	Six Months Ended
	June 30,
(In thousands of U.S. Dollars)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities	$1,929	$1,730
Right-of-use assets obtained in exchange for lease obligations	$928	$286

As of June 30, 2021 and December 31, 2020, supplemental balance sheet information related to leases is as follows:

		June 30,	December 31,
(In thousands of U.S. Dollars)		2021	2020
Assets	Balance Sheet Classification
Right-of-Use Assets	Property, plant and equipment	$13,413	$13,911
Liabilities	Balance Sheet Classification
Operating Leases	Accrued and other liabilities	$16,034	$16,634

As of June 30, 2021 and December 31, 2020, the weighted-average remaining lease term and weighted-average interest rate associated with the Company’s operating leases are as follows:

	June 30,	December 31,
	2021	2020
Weighted-average remaining lease term (years)	7.1	7.6
Weighted-average discount rate	5.95%	5.91%

As of June 30, 2021, the maturities of the Company’s operating lease liabilities are as follows:

(In thousands of U.S. Dollars)
2021 (six months remaining)	$1,894
2022	3,308
2023	2,446
2024	2,246
2025	2,093
Thereafter	7,986
Total lease payments	$19,973
Less: interest expense	(3,939)
Present value of operating lease liabilities	$16,034

(b)	IMAX Corporation as a Lessor

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

(See Note 4 for information related to the net investment in leases related to the Company’s sales-type lease arrangements.)

6.  Inventories

As of June 30, 2021 and December 31, 2020, Inventories consist of the following:

	June 30,	December 31,
(In thousands of U.S. Dollars)	2021	2020
Raw materials	$27,825	$30,096
Work-in-process	2,655	3,014
Finished goods	6,819	6,470
	$37,299	$39,580

At June 30, 2021, Inventories include finished goods of $2.3 million (December 31, 2020 — $2.1 million) for which title had passed to the customer, but the criteria for revenue recognition were not met as of the balance sheet date.

During the three and six months ended June 30, 2021, the Company recognized write-downs of $0.1 million and $0.2 million, respectively, (2020 — $0.1 million) for excess and obsolete inventory based on current estimates of net realizable value.

7.  Debt

(a)	Revolving Credit Facility Borrowings

As of June 30, 2021 and December 31, 2020, Revolving Credit Facility Borrowings consist of the following:

	June 30,	December 31,
(In thousands of U.S. Dollars)	2021	2020
Credit Facility borrowings	$—	$300,000
Working Capital Facility borrowings	11,017	7,643
Unamortized debt issuance costs	(1,473)	(1,967)
Revolving Credit Facility Borrowings, net	$9,544	$305,676

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

In the first quarter of 2020, in response to uncertainties associated with the outbreak of the COVID-19 global pandemic and its impact on the Company’s business, the Company drew down $280.0 million in available borrowing capacity under the Credit Facility, resulting in total outstanding borrowings of $300.0 million, which remained outstanding as of December 31, 2020. During the six months ended June 30, 2021, the Company completely repaid the $300.0 million of Credit Facility borrowings, using cash on hand following the issuance of the Convertible Notes (as discussed below). Accordingly, as of June 30, 2021, there were no outstanding borrowings under the Credit Facility. As of June 30, 2021 and December 31, 2020, the Company did not have any letters of credit or advance payment guarantees outstanding under the Credit Facility.

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

On March 15, 2021, the Company entered into the Second Amendment to the Credit Agreement (as previously amended by the First Amendment to the Credit Agreement, dated as of June 10, 2020) (collectively, the “Amendments”). The Amendments, among other things, (i) suspend the Senior Secured Net Leverage Ratio covenant through the first quarter of 2022, (ii) re-establish the Senior Secured Net Leverage Ratio covenant thereafter, provided that for subsequent quarters that such covenant is tested, as applicable, the Company will be permitted to use its quarterly EBITDA (as defined in the Credit Agreement) from the third and fourth quarters of 2019 in lieu of EBITDA for the corresponding quarters of 2021, (iii) add a $75.0 million minimum liquidity covenant measured at the end of each calendar month, (iv) restrict the Company’s ability to make certain restricted payments, dispositions and investments, create or assume liens and incur debt that would otherwise have been permitted by the Credit Agreement and (v) permit the issuance of the Convertible Notes (as discussed below) and related transactions, including the capped call transactions, or other unsecured debt, in an amount not to exceed $290.0 million. The modifications to the negative covenants, the minimum liquidity covenant and modifications to certain other provisions in the Credit Agreement pursuant to the Amendments are effective until the earlier of the delivery of the compliance certificate for the fourth quarter of 2022 or the date on which the Company, in its sole discretion, elects to calculate its compliance with the Senior Secured Net Leverage Ratio by using either its actual EBITDA or annualized EBITDA (the “Designated Period”). As of June 30, 2021, the Company was in compliance with all of its requirements under the Credit Agreement, as amended.

Borrowings under the Credit Facility bear interest, at the Company’s option, at (i) LIBOR plus a margin ranging from 1.00% to 1.75% per annum; or (ii) the U.S. base rate plus a margin ranging from 0.25% to 1.00% per annum, in each case depending on the Company’s Total Leverage Ratio (as defined in the Credit Agreement); provided, however, that from the effective date of the First Amendment to the Credit Agreement until the Company delivers a compliance certificate under the Credit Facility following the end of the Designated Period, the applicable margin for LIBOR borrowings will be 2.50% per annum and the applicable margin for U.S. base rate borrowings will be 1.75% per annum. The effective interest rate for the three and six months ended June 30, 2021 was 2.63% and 2.64%, respectively (2020 — 1.83% and 1.86%, respectively).

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

Working Capital Facility

On July 1, 2021, IMAX (Shanghai) Multimedia Technology Co., Ltd. (“IMAX Shanghai”), one of the Company’s majority-owned subsidiaries in China, renewed its unsecured revolving facility for up to 200.0 million Chinese Renminbi (“RMB”) (approximately $30.9 million) to fund ongoing working capital requirements (the “Working Capital Facility”). The Working Capital Facility expires in July 2022.

As of June 30, 2021, outstanding Working Capital Facility borrowings were RMB 71.2 million ($11.0 million) and outstanding letters of guarantee were RMB 2.4 million ($0.4 million). As of December 31, 2020, outstanding Working Capital Facility borrowings were RMB 49.9 million ($7.6 million) and no letters of guarantee were issued. As of June 30, 2021, the amount available for future borrowings under the Working Capital Facility was RMB 118.8 million ($18.4 million) and the amount available for letters of guarantee was RMB 7.6 million ($1.1 million). The amount available for future borrowings under the Working Capital Facility is not subject to a standby fee. The effective interest rate for borrowings under the Working Capital Facility for the three and six months ended June 30, 2021 was 4.35% (2020 ― 4.35%).

Wells Fargo Foreign Exchange Facility

Within the Credit Facility, the Company is able to enter into foreign currency forward contracts and/or other swap arrangements. As of June 30, 2021, the net unrealized gain on the Company’s outstanding foreign currency forward contracts was $1.3 million, representing the amount by which the fair value of these forward contracts exceeded their notional value (December 31, 2020 — $2.0 million). As of June 30, 2021, the notional value of the Company’s outstanding foreign currency forward contracts was $13.7 million (December 31, 2020 — $31.9 million).

NBC Facility

On October 28, 2019, the Company entered into a $5.0 million facility with the National Bank of Canada (the “NBC Facility”) fully insured by Export Development Canada for use solely in conjunction with the issuance of performance guarantees and letters of credit. The Company did not have any letters of credit or advance payment guarantees outstanding as of June 30, 2021 and December 31, 2020 under the NBC Facility.

(b)	Convertible Notes

As of June 30, 2021 and December 31, 2020, Convertible Notes (as defined below) consist of the following:

	June 30,	December 31,
(In thousands of U.S. Dollars)	2021	2020
Convertible Notes	$230,000	$—
Unamortized discounts and debt issuance costs	(7,112)	—
	$222,888	$—

On March 19, 2021, the Company issued $230.0 million of 0.500% Convertible Senior Notes due 2026 (the "Convertible Notes") in a private placement conducted pursuant to Rule 144A under the Securities Act of 1933, as amended. The net proceeds from the issuance of the Convertible Notes were $223.7 million, after deducting the initial purchasers’ discounts and commissions. In addition, the Company incurred $1.2 million of debt issuance costs associated with the Convertible Notes. The Company used a portion of the net proceeds from the issuance of the Convertible Notes to make a partial repayment of outstanding Credit Facility borrowings (as discussed above), and is using the remainder for working capital or other general corporate purposes.

The Convertible Notes are senior unsecured obligations of the Company and bear interest at a rate of 0.500% per annum on the principal thereof, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2021. The Convertible Notes will mature on April 1, 2026, unless they are redeemed or repurchased by the Company or converted on an earlier date.

Holders of the Convertible Notes have the right to convert their notes in certain circumstances and during specified periods. Before January 1, 2026, holders of the Convertible Notes have the right to convert their Convertible Notes only upon the occurrence of certain events. From and after January 1, 2026, holders of the Convertible Notes may convert their Convertible Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. Upon conversion, the Company will pay or deliver, as applicable, cash or a combination of cash (in an amount no less than the principal amount of the Convertible Notes being converted) and common shares, at its election, based on the applicable conversion rates. The initial conversion rate is 34.7766 common shares per $1,000 principal amount of Convertible Notes, which represents an initial conversion price of approximately $28.75 per common share, and is subject to adjustment upon the occurrence of certain events.

The Convertible Notes are redeemable, in whole or in part, at the Company’s option at any time, and from time to time, on or after April 6, 2024 and on or before the 40th scheduled trading day immediately before the maturity date, at a cash redemption price equal to the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest, if any, but only if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price for a specified period of time. In addition, calling any Convertible Notes for redemption will constitute a “make-whole fundamental change” with respect to such notes, in which case the conversion rate applicable to the conversion of such notes will be increased in certain circumstances if such notes are converted after they are called for redemption.

In addition, upon the occurrence of a “fundamental change” (as defined below), holders may require the Company to repurchase their Convertible Notes at a cash repurchase price equal to the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest, if any. Subject to the terms and conditions of the indenture governing the Convertible Notes, a “fundamental change” means, among other things, an event resulting in (i) a change of control, (ii) a transfer of all or substantially all of the assets of the Company, (iii) a merger, (iv) liquidation or dissolution of the Company, (v) or delisting of the Company’s common shares from a national securities exchange.

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

The Capped Call Transactions are separate transactions, and are not part of the terms of the Convertible Notes and will not affect any holder’s rights under the Convertible Notes. Holders of the Convertible Notes will not have any rights with respect to the Capped Call Transactions.

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

(ii)On November 11, 2013, Giencourt Investments, S.A. (“Giencourt”) initiated arbitration before the International Centre for Dispute Resolution in Miami, Florida, based on alleged breaches by the Company of its theater agreement and related license agreement with Giencourt. An arbitration hearing for witness testimony was held during the week of December 14, 2015. At the hearing, Giencourt’s expert identified monetary damages of up to approximately $10.4 million, which Giencourt sought to recover from the Company. The Company asserted a counterclaim against Giencourt for breach of contract and sought to recover lost profits in excess of $24.0 million under the agreements. Subsequently, in December 2015, Giencourt made a motion to the panel seeking to enforce a purported settlement of the matter based on negotiations between Giencourt and the Company. The panel held a final hearing with closing arguments in October 2016. On February 7, 2017, the panel issued a Partial Final Award and on July 21, 2017, the panel issued a Final Award (collectively, the “Award”), which held that the parties had reached a binding settlement, and therefore the panel did not reach the merits of the dispute. The Company strongly disputed that discussions about a potential resolution of this matter amounted to an enforceable settlement. In October 2017, the Company filed a petition to vacate the arbitration award in the United States Court for the Southern District of Florida on various grounds, including that the panel exceeded its jurisdiction, and a hearing was held on June 27, 2019. On September 27, 2019, a Magistrate Judge filed a non-binding recommendation that the Company’s petition be dismissed. On October 14, 2019, the Company filed an objection to that recommendation. The Company’s petition to vacate the arbitration award was denied by the District Judge on January 10, 2020. The Company filed an appeal of this decision on February 7, 2020 with the Eleventh Circuit Court of Appeals, but such appeal was dismissed on May 29, 2020. On December 3, 2020, the District Judge entered a final judgment (the “Final Judgment”) against the Company in the total amount of $11.3 million as damages under the Award. As of December 31, 2020, the Company’s Consolidated Balance Sheets included a liability within Accrued and Other Liabilities of $11.3 million related to the Final Judgment, consisting of $7.2 million related to amounts previously collected from or owed to Giencourt principally in respect of theater systems that were not delivered and $4.1 million recorded during the year ended December 31, 2020 in the Company’s Consolidated Statements of Operations within Legal Judgment and Arbitration Awards in respect of the remaining amounts owed under the Final Judgment. The $4.1 million recorded in the Consolidated Statements of Operations within Legal Judgment and Arbitration Awards includes $3.2 million recorded in the fourth quarter of 2020 as a result of the Final Judgment. On January 4, 2021, the Company filed an appeal of the Final Judgment with the Eleventh Circuit Court of Appeals. In addition to the above, the Company initiated a claim against Giencourt in the Ontario Superior Court seeking damages from Giencourt with respect to contractual claims under various terminated agreements between the parties. On June 23, 2021, the Company entered into a final settlement agreement with Giencourt to fully resolve all disputes between the parties in the United States and Ontario (the “Settlement Agreement”). The Company has paid Giencourt $9.5 million as required by the terms of the Settlement Agreement. As a result of the Settlement Agreement, the Final Judgment has been vacated, all litigation between the parties in all jurisdictions has been dismissed and full and final releases have been exchanged by the parties. Accordingly, upon entry in the Settlement Agreement on June 23, 2021, the remaining $1.8 million liability recorded within Accrued and Other Liabilities was reversed and a corresponding $1.8 million benefit was recorded in the Company’s Condensed Consolidated Statements of Operations within Legal Judgment and Arbitration Awards.

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

The Company’s accrual for product warranties, which is recorded within Accrued and Other Liabilities in the Condensed Consolidated Balance Sheets, was $nil and less than $0.1 million as of June 30, 2021 and December 31, 2020, respectively.

(e)	Director/Officer Indemnifications

The Company’s by-laws contain an indemnification of its directors/officers, former directors/officers and persons who have acted at its request to be a director/officer of an entity in which the Company is a shareholder or creditor, to indemnify them, to the extent permitted by the Canada Business Corporations Act, against expenses (including legal fees), judgments, fines and any amounts actually and reasonably incurred by them in connection with any action, suit or proceeding in which the directors and/or officers are sued as a result of their service, if they acted honestly and in good faith with a view to the best interests of the Company. In addition, the Company has entered into indemnification agreements with each of its directors in order to effectuate the foregoing. The nature of the indemnification prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to counterparties. The Company has purchased directors’ and officers’ liability insurance. No amount has been accrued in the Company’s Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020, with respect to this indemnity.

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

Sales commissions and other selling expenses paid prior to the recognition of the related revenue are deferred and recognized in the Condensed Consolidated Statements of Operations upon the recognition of the related theater system revenue. For the three and six months ended June 30, 2021, the sales commission costs recognized within Costs and Expenses Applicable to Revenues – Technology Sales are $0.3 million and $0.4 million, respectively (2020 — $0.1 million and $0.1 million, respectively). Direct advertising and marketing costs for each theater are expensed as incurred. For the three and six months ended June 30, 2021, the total of all such costs recognized within Costs and Expenses Applicable to Revenues – Technology Sales was $0.1 million and $0.2 million, respectively (2020 — $0.1 million and $0.3 million, respectively).

Sales commissions related to joint revenue sharing arrangements accounted for operating leases are recognized as Costs and Expenses Applicable to Revenues – Technology Rentals in the month they are earned by the salesperson, which is typically the month of installation. For the three and six months ended June 30, 2021, sales commissions related to such joint revenue sharing arrangements totaled $0.1 million and $0.3 million, respectively (2020 — less than $0.1 million and $0.2 million, respectively). Direct advertising and marketing costs for each theater are expensed as incurred. For the three and six months ended June 30, 2021, the total of such costs recognized within Costs and Expenses Applicable to Revenues – Technology Rentals was $0.2 million and $0.8 million, respectively (2020 — less than $0.1 million and $0.4 million, respectively).

Film exploitation costs, including advertising and marketing expense, totaled $1.5 million and $2.7 million, respectively, for the three and six months ended June 30, 2021 (2020 — recovery of less than $0.1 million and expense of $2.6 million, respectively), and are expensed as incurred within Costs and Expenses Applicable to Revenues – Image Enhancement and Maintenance Services.

(b)	Foreign Exchange

Included in Selling, General and Administrative Expenses for the three and six months ended June 30, 2021 is a net gain of $1.1 million and $1.7 million, respectively (2020 — loss of $(0.3) million and $(1.0) million, respectively) resulting from changes in exchange rates related to foreign currency denominated monetary assets and liabilities. See Note 16(c) for additional information.

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

As of June 30, 2021, the Company has signed traditional and hybrid joint revenue sharing agreements with 42 exhibitors (2020 — 41) for a total of 1,226 IMAX Theater Systems (2020 — 1,237), of which 897 theaters (2020 — 868) were operational and included in the network as of that date. The terms of these arrangements are similar in nature, rights and obligations. The accounting policy for the Company’s joint revenue sharing arrangements is disclosed in Note 3(n) of the Company’s 2020 Form 10-K.

Revenue attributable to transactions arising between the Company and its customers under joint revenue sharing arrangements are recorded within Revenues — Technology Sales and Revenues — Technology Rentals. For the three and six months ended June 30, 2021, such revenues totaled $8.9 million and $19.0 million, respectively (2020 — $0.1 million and $6.9 million, respectively). (See Note 13(a) for a disaggregated presentation of the Company’s revenues.)

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

For the three and six months ended June 30, 2021, the majority of IMAX DMR revenue was earned from the exhibition of 17 films (14 new and 3 carryovers) and 32 films (26 new and 6 carryovers), respectively, and the re-release of classic titles throughout the IMAX theater network, as compared to one new film and 14 films (4 new and 10 carryovers), respectively, in the three and six months ended June 30, 2020. The accounting policy for the Company’s IMAX DMR arrangements is disclosed in Note 3(n) of the Company’s 2020 Form 10-K.

Revenue attributable to transactions arising between the Company and its customers under IMAX DMR arrangements are included in Revenues – Image Enhancement and Maintenance Services. For the three and six months ended June 30, 2021, such revenues totaled $11.8 million and $23.7 million, respectively (2020 — $0.6 million and $11.2 million, respectively). (See Note 13(a) for a disaggregated presentation of the Company’s revenues.)

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

As of June 30, 2021, the Company has one co-produced film arrangement, which represents the VIE total assets balance of $1.6 million and liabilities balance of $0.3 million and three other co-produced film arrangements, the terms of which are similar. The accounting policies relating to co-produced film arrangements are disclosed in Notes 3(a) and 3(n) of the Company’s 2020 Form 10-K.

For the three and six months ended June 30, 2021, an expense of less than $0.1 million and $0.1 million, respectively (2020 — $1.2 million and $1.4 million, respectively) attributable to transactions between the Company and other parties involved in the production of the films have been included in Costs and Expenses Applicable to Revenues – Image Enhancement and Maintenance Services.

10.  Condensed Consolidated Statements of Cash Flows – Supplemental Information

(a)	Changes in other operating assets and liabilities

	Six Months Ended
	June 30,
(In thousands of U.S. Dollars)	2021	2020
(Increase) decrease in:
Financing receivables	$(1,163)	$776
Prepaid expenses	(2,794)	(2,332)
Variable consideration receivables	(1,233)	(220)
Other assets	436	(4,492)
(Decrease) increase in:
Accounts payable	(5,521)	(6,716)
Accrued and other liabilities(1)	(6,860)	764
	$(17,135)	$(12,220)

(1)	Includes a $9.5 million payment made in the second quarter of 2021 in connection with the settlement of the Giencourt matter, as discussed in Note 8(b)(ii).

(b)	Depreciation and amortization

	Six Months Ended
	June 30,
(In thousands of U.S. Dollars)	2021	2020
Film assets	$5,543	$3,515
Property, plant and equipment:
Equipment supporting joint revenue sharing arrangements	11,291	13,178
Other property, plant and equipment	4,877	5,686
Other intangible assets	2,986	3,238
Other assets(1)	974	1,266
	$25,671	$26,883

(1)	Includes the amortization of lessee incentives provided by the Company to its customers under joint revenue sharing arrangements.

(c)	Write-downs

	Six Months Ended
	June 30,
(In thousands of U.S. Dollars)	2021	2020
Film assets(1)	$(44)	$4,504
Other assets(2)	—	1,151
Property, plant and equipment
Equipment supporting joint revenue sharing arrangements(3)	329	929
Other property, plant and equipment	(23)	72
Other intangible assets	—	92
Inventories(4)	200	58
	$462	$6,806

(1)

In the six months ended June 30, 2020, the Company recorded impairment losses of $4.5 million in Costs and Expenses Applicable to Image Enhancement and Maintenance Services principally to write-down the carrying value of certain documentary and alternative film content due to a decrease in projected box office totals and related revenues based on management’s regular quarterly recoverability assessments. Although no such impairment losses were recorded through the six months ended June 30, 2021, there can be no assurances that there will not be additional write-downs to the carrying values of these assets as the Company continues to assess the ongoing impact of the COVID-19 pandemic (see Notes 1 and 2).

(2)

In the six months ended June 30, 2020, the Company recorded a write-down of $1.2 million in Asset Impairments related to content-related assets which became impaired in the period. No such impairment loss was recorded in the six months ended June 30, 2021.

(3)

In the six months ended June 30, 2021, the Company recorded charges of $0.3 million (2020 — $0.9 million) in Costs and Expenses Applicable to Technology Rentals mostly related to the write-down of leased xenon-based digital systems which were taken out of service in connection with customer upgrades to laser-based digital systems.

(4)	In the six months ended June 30, 2021, the Company recorded write-downs of $0.2 million (2020 — $nil) in Costs and Expenses Applicable to Technology Sales related to excess inventory.

(d)	Significant non-cash investing activities

	Six Months Ended
	June 30,
(In thousands of U.S. Dollars)	2021	2020
Net (decrease) increase in accruals related to:
Investment in joint revenue sharing arrangements	$117	$(1,887)
Acquisition of other intangible assets	(848)	(10)
Purchases of property, plant and equipment	—	158
	$(731)	$(1,739)

(e)	Significant non-cash financing activities

In the six months ended June 30, 2021, the Company incurred $1.2 million of debt issuance costs related to the Convertible Notes (see Note 7), of which $1.0 million were not yet paid as of June 30, 2021 and are recorded on the Condensed Consolidated Balance Sheets within Accounts Payable and Accrued and Other Liabilities.

11.  Income Taxes

(a)	Income Tax Expense

For the three months ended June 30, 2021, the Company recorded income tax expense of $1.9 million (2020 — income tax benefit of $10.2 million). For the three months ended June 30, 2021, the Company’s effective tax rate of (46.7)% varies from the Canadian statutory tax rate of 26.2% that was in effect during the period as follows:

	Three Months Ended		Three Months Ended
	June 30, 2021		June 30, 2020
(In thousands of U.S. Dollars, except rates)	Amount	Rate	Amount	Rate
Income tax benefit at combined statutory rates	$1,092	26.2%	$10,557	26.2%
Adjustments resulting from:
Unrealized investment gains not taxable	—	—	530	1.3%
Increase of valuation allowance	(3,007)	(72.1%)	—	—
Changes to tax reserves	892	21.4%	(307)	(0.8%)
Withholding taxes resulting from management's decision to no longer indefinitely reinvest the historical earnings of certain foreign subsidiaries	—	—	1,206	3.0%
(Reduction) increase in tax benefits resulting from the vesting of share-based compensation	(28)	(0.7%)	748	1.9%
Other non-deductible/non-taxable items	(895)	(21.5%)	(2,486)	(6.2%)
Income tax (expense) benefit	$(1,946)	(46.7%)	$10,248	25.4%

For the three months ended June 30, 2021, the Company recorded an additional $3.0 million valuation allowance against deferred tax assets in jurisdictions where management could not reliably forecast that future tax liabilities would arise, principally due to the uncertainties around the long-term impact of the COVID-19 global pandemic. Accordingly, the tax benefit associated with the current period losses in these jurisdictions is not ultimately reflected in the Company’s Condensed Consolidated Statements of Operations.

For the six months ended June 30, 2021, the Company recorded income tax expense of $5.0 million (2020 — $5.3 million). For the six months ended June 30, 2021, the Company’s effective tax rate of (43.2)% varies from the Canadian statutory tax rate of 26.2% that was in effect during the period as follows:

	Six Months Ended		Six Months Ended
	June 30, 2021		June 30, 2020
(In thousands of U.S. Dollars, except rates)	Amount	Rate	Amount	Rate
Income tax benefit at combined statutory rates	$3,039	26.2%	$21,922	26.2%
Adjustments resulting from:
Realized and unrealized investment gains (losses) not taxable	1,367	11.8%	(659)	(0.8%)
Increase of valuation allowance	(9,978)	(86.0%)	—	—
Changes to tax reserves	1,449	12.5%	(4,797)	(5.7%)
Withholding taxes resulting from management's decision to no longer indefinitely reinvest the historical earnings of certain foreign subsidiaries	(547)	(4.7%)	(18,475)	(22.1%)
Increase in tax benefits resulting from the vesting of share-based compensation	713	6.1%	71	0.1%
Other non-deductible/non-taxable items	(1,057)	(9.1%)	(3,319)	(4.0%)
Income tax expense	$(5,014)	(43.2%)	$(5,257)	(6.3%)

As of June 30, 2021, the Company’s Condensed Consolidated Balance Sheets include net deferred income tax assets of $18.7 million, net of a valuation allowance of $41.3 million (December 31, 2020 — $18.0 million, net of a valuation allowance of $28.8 million). The $12.5 million valuation allowance change recorded during the six months ended June 30, 2021 is reflected within Income Tax Expense in the Company’s Condensed Consolidated Statements of Operations ($10.0 million) and within Shareholder’s Equity on the Company’s Condensed Consolidated Balance Sheets ($2.5 million). The valuation allowance is expected to reverse at the point in time when management determines it is more likely than not that the Company will incur sufficient tax liabilities to allow it to utilize the deferred tax assets against which the valuation allowance is recorded. Despite the valuation allowance recorded against its deferred tax assets, the Company remains entitled to benefit from tax attributes which currently have a valuation allowance applied to them.

(b)	Income Tax Effect on Other Comprehensive Income (Loss)

For the three and six months ended June 30, 2021 and 2020, the income tax (expense) benefit related to the following items in Other Comprehensive Income (Loss) are:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands of U.S. Dollars)	2021	2020	2021	2020
Unrealized change in cash flow hedging instruments	$(80)	$(354)	$(157)	$395
Realized change in cash flow hedging instruments	216	(88)	276	(182)
Reclassification of unrealized change in ineffective cash flow hedging instruments	70	—	76	—
Defined benefit and postretirement benefit plans	(12)	—	(25)	40
	$194	$(442)	$170	$253

12.  Capital Stock

(a)	Share-Based Compensation

For the three and six months ended June 30, 2021, share-based compensation expense totaled $6.8 million and $12.1 million, respectively (2020 — $6.5 million and $10.7 million, respectively) and is reflected in the following accounts in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In Thousands of U.S. Dollars)	2021	2020	2021	2020
Cost and expenses applicable to revenues	$312	$—	$606	$400
Selling, general and administrative expenses	6,396	6,467	11,340	10,174
Research and development	87	—	156	85
	$6,795	$6,467	$12,102	$10,659

There were no share-based compensation expenses allocated to Costs and Expense Applicable to Revenues or Research and Development in the three months ended June 30, 2020 due to the idling of the Company’s productive capacity and slowdown in business activities during the COVID-19 global pandemic.

The following table summarizes the Company’s share-based compensation expense by each award type:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In Thousands of U.S. Dollars)	2021	2020	2021	2020
Stock Options	$204	$503	$555	$1,016
Restricted Share Units	4,473	4,534	7,624	7,436
Performance Stock Units	972	467	1,986	746
IMAX China Stock Options	46	15	102	101
IMAX China Long Term Incentive Plan Restricted Share Units	985	909	1,617	1,313
IMAX China Long Term Incentive Plan Performance Stock Units	115	39	218	47
	$6,795	$6,467	$12,102	$10,659

Included in the above table is an expense of $nil in the three and six months ended June 30, 2021 (2020 — $0.1 million and $0.1 million, respectively) related to restricted share units granted to a certain advisor of the Company.

Stock Option Summary

The following table summarizes the activity under the Company’s Stock Option Plan (“SOP”) and IMAX Corporation Second Amended and Restated Long-Term Incentive Plan (as may be amended, “IMAX LTIP”) for the six months ended June 30, 2021 and 2020:

	Number of Shares		Weighted Average Exercise Price Per Share
	2021	2020	2021	2020
Stock options outstanding, beginning of period	4,892,962	5,732,209	$26.81	$26.82
Granted	—	—	—	—
Exercised	(41,613)	—	21.23	—
Forfeited	(86,587)	(23,633)	22.51	22.35
Expired	(903,038)	(772,665)	28.31	27.03
Cancelled	(10,917)	(18,483)	27.20	27.97
Stock options outstanding, end of period	3,850,807	4,917,428	26.61	26.80
Stock options exercisable, end of period	3,600,160	4,313,890	26.92	27.32

Stock options are no longer granted under the Company’s previously approved SOP.

Restricted Share Units (“RSU”) Summary

The following table summarizes the activity in respect of RSUs issued under the IMAX LTIP for the six months ended June 30, 2021 and 2020:

	Number of Awards		Weighted Average Grant Date Fair Value Per Share
	2021	2020	2021	2020
RSUs outstanding, beginning of period	1,564,838	1,065,347	$18.33	$23.17
Granted	829,057	1,047,369	21.05	15.36
Vested and settled	(568,714)	(383,126)	19.10	21.58
Forfeited	(220,195)	(39,912)	19.66	20.29
RSUs outstanding, end of period	1,604,986	1,689,678	19.28	18.76

Performance Stock Units Summary

The Company grants awards for two types of performance stock units (“PSUs”), one which vests based on a combination of employee service and the achievement of certain EBITDA-based targets and one which vests based on a combination of employee service and the achievement of total shareholder return (“TSR”) targets. The achievement of the EBITDA and TSR targets in these PSUs is determined over a three-year performance period. The grant date fair value of PSUs with EBITDA-based targets is equal to the closing price of the Company’s common shares on the date of grant or the average closing price of the Company’s common shares for five days prior to the date of grant. The grant date fair value of PSUs with TSR targets is determined on the grant date using a Monte Carlo simulation, which is a valuation model that takes into account the likelihood of achieving the TSR targets embedded in the award (“Monte Carlo Model”). The compensation expense attributable to each type of PSU is recognized on a straight-line basis over the requisite service period.

The fair value determined by the Monte Carlo Model is affected by the Company’s share price, as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, market conditions as of the grant date, the Company’s expected share price volatility over the term of the awards, and other relevant data. The compensation expense is fixed on the date of grant based on the fair value of the PSUs granted.

The amount and timing of compensation expense recognized for PSUs with EBITDA-based targets is dependent upon management's assessment of the likelihood of achieving these targets. If, as a result of management’s assessment, it is projected that a greater number of PSUs will vest than previously anticipated, a life-to-date adjustment to increase compensation expense is recorded in the period that such determination is made. Conversely, if, as a result of management’s assessment, it is projected that a lower number of PSUs will vest than previously anticipated, a life-to-date adjustment to decrease compensation expense is recorded in the period that such determination is made. The expense recognized in the six months ended June 30, 2021 includes adjustments reflecting management’s estimate of the number of PSUs with EBITDA-based targets expected to vest.

The following table summarizes the activity in respect of PSUs issued under the IMAX LTIP for the six months ended June 30, 2021 and 2020:

	Number of Awards		Weighted Average Grant Date Fair Value Per Share
	2021	2020	2021	2020
PSUs outstanding, beginning of period	361,844	—	$15.68	$—
Granted	309,574	369,260	20.77	15.67
Forfeited	(54,634)	(2,526)	16.08	14.84
PSUs outstanding, end of period	616,784	366,734	18.20	15.68

As of June 30, 2021, the maximum number of shares of common stock that may be issued with respect to PSUs outstanding is 1,079,372, assuming full achievement of the EBITDA and TSR targets.
(b)	Issuer Purchases of Equity Securities

In June 2020, the Company’s Board of Directors approved a 12-month extension to its share repurchase program through June 30, 2021. The extension authorized the Company to repurchase up to approximately $89.4 million worth of common shares, the remaining amount available of the original $200.0 million initially authorized under the share repurchase program when it commenced on July 1, 2017. In the second quarter of 2021, the Company’s Board of Directors approved a further 12-month extension of the current share repurchase program through June 30, 2022. The repurchases may be made either in the open market or through private transactions, subject to market conditions, applicable legal requirements, and other relevant factors. The Company has no obligation to repurchase shares and the share repurchase program may be suspended or discontinued by the Company at any time.

The Company did not repurchase any common shares during the three and six months ended June 30, 2021. During the three and six months ended June 30, 2020, the Company repurchased nil and 2,484,123 common shares, respectively, at an average price of $nil and $14.72 per share, respectively, excluding commissions. The total number of shares purchased during the three and six months ended June 30, 2020, does not include nil and 200,000 common shares, respectively, purchased in the administration of employee share-based compensation plans, at an average price of $nil and $15.43 per share, respectively.

As of June 30, 2021, the IMAX LTIP trustee held 502 shares purchased for less than $0.1 million (December 31, 2020 — 723 shares for less than $0.1 million), in the open market to be issued upon the settlement of RSUs and certain stock options. The shares held with the trustee are recorded at cost and are reported as a reduction against Capital Stock on the Company’s Condensed Consolidated Balance Sheets.

In 2021, IMAX China announced that its shareholders granted its Board of Directors a general mandate authorizing the Board, subject to applicable laws, to repurchase of shares of IMAX China not to exceed 10% of the total number of issued shares as of May 6, 2021 (34,835,824 shares). This program will be valid until the 2022 Annual General Meeting of IMAX China. The repurchases may be made in the open market or through other means permitted by applicable laws. IMAX China has no obligation to repurchase its shares and the share repurchase program may be suspended or discontinued by IMAX China at any time. IMAX China did not repurchase any common shares during the three and six months ended June 30, 2021. During three and six months ended June 30, 2020, IMAX China repurchased 425,800 and 906,400 common shares, respectively, at an average price of HKD 11.63 and HKD 13.13 per share (U.S. $1.50 and $1.69 per share, respectively).

(c)	Basic and Diluted Weighted Average Shares Outstanding

The following table reconciles the denominator of the basic and diluted weighted average share computations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
(In thousands)
Issued and outstanding, beginning of period	59,358	58,787	58,921	61,176
Weighted average number of shares issued (repurchased), net	9	21	269	(1,563)
Weighted average number of shares outstanding - basic	59,367	58,808	59,190	59,613
Weighted average effect of potential common shares, if dilutive	—	—	—	—
Weighted average number of shares outstanding - diluted	59,367	58,808	59,190	59,613

For the three and six months ended June 30, 2021, the calculation of diluted weighted average shares outstanding excludes 6,239,713 shares (2020 — 6,973,840 shares) that are issuable upon the vesting or exercise of share-based compensation including: (i) 1,604,986 RSUs (2020 — 1,689,678 RSUs), (ii) 783,920 PSUs (2020 — 366,734 PSUs) and (iii) 3,850,807 stock options (2020 — 4,917,428 stock options), as the effect would be anti-dilutive.

The calculation of diluted weighted average shares outstanding for the three and six months ended June 30, 2021 also excludes any shares potentially issuable upon the conversion of the Convertible Notes as the average market price of the Company’s common shares during the period of time they were outstanding was less than the conversion price of the Convertible Notes. (See Note 7(b).)

13.  Revenue from Contracts with Customers

(a)	Disaggregated Information About Revenue

The following tables summarize the Company’s revenues by type and reportable segment for the three and six months ended June 30, 2021:

	Three Months Ended June 30, 2021
	Revenue from
	Contracts with Customers		Revenue from
(In thousands of U.S. Dollars)	Fixed Consideration	Variable Consideration	Lease Arrangements	Finance Income	Total
Technology sales
IMAX Systems(1)	$9,604	$691	$2,746	$—	$13,041
Joint Revenue Sharing Arrangements, fixed fees	—	—	1,002	—	1,002
Other Theater Business	475	—	—	—	475
Other sales(2)	652	3	—	—	655
Sub-total	10,731	694	3,748	—	15,173
Image enhancement and maintenance services
IMAX DMR	—	11,793	—	—	11,793
IMAX Maintenance	11,235	—	—	—	11,235
Film Post-Production	1,396	—	—	—	1,396
Film Distribution	1	193	—	—	194
Other	—	93	—	—	93
Sub-total	12,632	12,079	—	—	24,711
Technology rentals
Joint Revenue Sharing Arrangements, contingent rent	—	—	7,862	—	7,862
Other	—	—	268	—	268
Sub-total	—	—	8,130	—	8,130
Finance income
IMAX Systems	—	—	—	2,941	2,941
Total	$23,363	$12,773	$11,878	$2,941	$50,955

	Six Months Ended June 30, 2021
	Revenue from
	Contracts with Customers		Revenue from
(In thousands of U.S. Dollars)	Fixed consideration	Variable consideration	Lease Arrangements	Finance Income	Total
Technology sales
IMAX Systems(1)	$10,442	$1,771	$4,122	$—	$16,335
Joint Revenue Sharing Arrangements, fixed fees	—	—	2,740	—	2,740
Other Theater Business	912	—	—	—	912
Other sales(2)	1,320	41	—	—	1,361
Sub-total	12,674	1,812	6,862	—	21,348
Image enhancement and maintenance services
IMAX DMR	—	23,737	—	—	23,737
IMAX Maintenance	20,141	—	—	—	20,141
Film Post-Production	1,987	—	—	—	1,987
Film Distribution	1	415	—	—	416
Other	—	45	—	—	45
Sub-total	22,129	24,197	—	—	46,326
Technology rentals
Joint Revenue Sharing Arrangements, contingent rent	—	—	16,221	—	16,221
Other	—	—	268	—	268
Sub-total	—	—	16,489	—	16,489
Finance income
IMAX Systems	—	—	—	5,546	5,546
Total	$34,803	$26,009	$23,351	$5,546	$89,709

(1)

Includes revenues earned from sales or sales-type lease arrangements involving new and upgraded IMAX Theater Systems, as well as the impact on revenue of renewals and amendments to existing theater system arrangements.

(2)	Other sales include revenues associated with New Business Initiatives.

The following tables summarize the Company’s revenues by type and reportable segment for the three and six months ended June 30, 2020:

	Three Months Ended June 30, 2020
	Revenue from
	Contracts with Customers		Revenue from
(In thousands of U.S. Dollars)	Fixed Consideration	Variable Consideration	Lease Arrangements	Finance Income	Total
Technology sales
IMAX Systems(1)(2)	$1,259	$765	$19	$—	$2,043
Joint Revenue Sharing Arrangements, fixed fees	—	—	369	—	369
Other Theater Business(3)	(309)	—	—	—	(309)
Other sales(4)	505	79	—	—	584
Sub-total	1,455	844	388	—	2,687
Image enhancement and maintenance services
IMAX DMR	—	546	—	—	546
IMAX Maintenance	—	—	—	—	—
Film Post-Production	738	—	—	—	738
Film Distribution	2,250	194	—	—	2,444
Other	—	71	—	—	71
Sub-total	2,988	811	—	—	3,799
Technology rentals
Joint Revenue Sharing Arrangements, contingent rent(5)	—	—	(137)	—	(137)
Sub-total	—	—	(137)	—	(137)
Finance income
IMAX Systems	—	—	—	2,506	2,506
Total	$4,443	$1,655	$251	$2,506	$8,855

	Six Months Ended June 30, 2020
	Revenue from
	Contracts with Customers		Revenue from
(In thousands of U.S. Dollars)	Fixed consideration	Variable consideration	Lease Arrangements	Finance Income	Total
Technology sales
IMAX Systems(1)(2)	$2,355	$1,662	$1,166	$—	$5,183
Joint Revenue Sharing Arrangements, fixed fees	—	—	1,139	—	1,139
Other Theater Business	954	—	—	—	954
Other sales(4)	983	90	—	—	1,073
Sub-total	4,292	1,752	2,305	—	8,349
Image enhancement and maintenance services
IMAX DMR	—	11,175	—	—	11,175
IMAX Maintenance	7,370	—	—	—	7,370
Film Post-production	2,349	—	—	—	2,349
Film Distribution	2,250	1,077	—	—	3,327
Other		299	—	—	299
Sub-total	11,969	12,551	—	—	24,520
Technology rentals
Joint Revenue Sharing Arrangements, contingent rent	—	—	5,834	—	5,834
Sub-total	—	—	5,834	—	5,834
Finance income
IMAX Systems	—	—	—	5,054	5,054
Total	$16,261	$14,303	$8,139	$5,054	$43,757

(1)

Includes revenues earned from sales or sales-type lease arrangements involving new and upgraded IMAX Theater Systems, as well as the impact on revenue of renewals and amendments to existing theater system arrangements.

(2)

Prior period comparatives have been revised to appropriately classify less than $0.1 million and $1.2 million, respectively, of fixed consideration under revenue from contracts with customers to revenue from lease arrangements for the three and six months ended June 30, 2020.

(3)	For the three months ended June 30, 2020, the Company reported negative revenue due to an adjustment to prior period revenue.
(4)	Other sales include revenues associated with New Business Initiatives.
(5)

For the three months ended June 30, 2020, the Company reported negative revenue due to the continued amortization of lessee incentives that are typically netted against lease revenues, which are abnormally low during the period due to the COVID-19 global pandemic.

(b)	Deferred Revenue

IMAX Theater System sale and lease arrangements include a requirement for the Company to provide maintenance services over the life of the arrangement, subject to a consumer price index adjustment each year. In circumstances where customers prepay the entire term’s maintenance fee, additional payments are due to the Company for the years after its extended warranty and maintenance obligations expire. Payments upon renewal each year are either prepaid or made in arrears and can vary in frequency from monthly to annually. At June 30, 2021, $19.6 million of consideration has been deferred in relation to outstanding maintenance services to be provided on existing maintenance contracts (December 31, 2020 — $21.6 million). Maintenance revenue is recognized evenly over the contract term which coincides with the period over which maintenance services are provided. In the event of customer default, any payments made by the customer may be retained by the Company.

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

(See Note 2 for information on the current impacts of and uncertainties relating to the COVID-19 global pandemic which are impacting the Company’s revenues.)

14.  Segment Reporting

The Company’s Chief Executive Officer (“CEO”) is its Chief Operating Decision Maker (“CODM”), as such term is defined under U.S. GAAP. The CODM, along with other members of management, assess segment performance based on segment revenues and gross margins. Selling, general and administrative expenses, research and development costs, the amortization of intangible assets, provision for (reversal of) current expected credit losses, certain write-downs, interest income, interest expense and income tax (expense) benefit are not allocated to the Company’s segments.

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

The following table presents the Company’s revenue and gross margin (margin loss) by category and reportable segment for the three months ended June 30, 2021 and 2020:

	Revenue(1)		Gross Margin (Margin Loss)(5)
(In thousands of U.S. Dollars)	2021	2020	2021	2020
IMAX Technology Network
IMAX DMR	$11,793	$546	$6,861	$(30)
Joint Revenue Sharing Arrangements, contingent rent(2)	7,862	(137)	1,790	(6,501)
	19,655	409	8,651	(6,531)
IMAX Technology Sales and Maintenance
IMAX Systems(3)	15,982	4,549	10,548	2,650
Joint Revenue Sharing Arrangements, fixed fees	1,002	369	347	48
IMAX Maintenance	11,235	—	5,075	(1,908)
Other Theater Business(4)	483	(309)	142	(564)
	28,702	4,609	16,112	226
New Business Initiatives	648	632	634	512
Film Distribution and Post-Production
Film Distribution(6)	194	2,444	(54)	(1,541)
Post-Production	1,396	738	660	145
	1,590	3,182	606	(1,396)
Sub-total	50,595	8,832	26,003	(7,189)
Other	360	23	(400)	(499)
Total	$50,955	$8,855	$25,603	$(7,688)

The following table presents the Company’s revenue and gross margin (margin loss) by category and reportable segment for the six months ended June 30, 2021 and 2020:

	Revenue(1)		Gross Margin (Margin Loss)(5)
(In thousands of U.S. Dollars)	2021	2020	2021	2020
IMAX Technology Network
IMAX DMR	$23,737	$11,175	$15,112	$4,413
Joint Revenue Sharing Arrangements, contingent rent	16,221	5,834	3,673	(8,119)
	39,958	17,009	18,785	(3,706)

IMAX Technology Sales and Maintenance
IMAX Systems(3)	21,881	10,237	13,560	5,826
Joint Revenue Sharing Arrangements, fixed fees	2,740	1,139	503	227
IMAX Maintenance	20,141	7,370	8,898	(1,149)
Other Theater Business(4)	920	954	205	46
	45,682	19,700	23,166	4,950

New Business Initiatives	1,316	1,110	1,092	873
Film Distribution and Post-Production
Film Distribution(6)	416	3,327	(315)	(3,699)
Post-Production	1,987	2,349	896	368
	2,403	5,676	581	(3,331)
Sub-total	89,359	43,495	43,624	(1,214)
Other	350	262	(740)	(1,388)
Total	$89,709	$43,757	$42,884	$(2,602)

(1)

The Company’s largest customer represents 19.8% and 24.7%, respectively, of total Revenues for the three and six months ended June 30, 2021 (2020 — 13.8% and 11.5%, respectively). No single customer comprises more than 10% of the Company’s total Accounts Receivable as of June 30, 2021 and December 31, 2020.

(2)

For the three months ended June 30, 2020, the Company reported negative revenue due to the continued amortization of lessee incentives that are typically netted against lease revenue, which are abnormally low during the period due to the COVID-19 global pandemic.

(3)

Includes initial upfront payments and the present value of fixed minimum payments from sales and sales-type lease arrangements of IMAX Theater Systems, and the present value of estimated variable consideration from sales of IMAX Theater Systems. To a lesser extent, also includes finance income associated with these revenue streams.

(4)

Principally includes after-market sales of IMAX projection system parts and 3D glasses. The Company is reporting negative revenue for the three months ended June 30, 2020 due to an adjustment to prior period revenue.

(5)

IMAX DMR gross margin includes marketing costs of $1.5 million and $2.6 million, respectively, for the three and six months ended June 30, 2021 (2020 — $nil and $2.4 million, respectively). JRSA gross margin includes advertising, marketing and commission expense of $0.3 million and $1.1 million, respectively, for the three and six months ended June 30, 2021 (2020 — less than $0.1 million and $0.6 million, respectively). IMAX Systems gross margin includes marketing and commission costs of $0.4 million and $0.6 million, respectively, for the three and six months ended June 30, 2021 (2020 — $0.2 million and $0.4 million, respectively). Film Distribution segment gross margin includes a marketing expense of $nil and less than $0.1 million, respectively, for the three and six months ended June 30, 2021 (2020 — less than $0.1 million and $0.2 million, respectively).

(6)

During the three and six months ended June 30, 2020, Film Distribution segment results include impairment losses of $2.2 million and $4.5 million, respectively, to write-down the carrying value of certain documentary and alternative content film assets due to a decrease in projected box office totals and related revenues based on management’s regular quarterly recoverability assessments. No such charges were incurred in the three and six months ended June 30, 2021.

Geographic Information

Revenue by geographic area is based on the location of the customer. Revenue related to IMAX DMR is presented based upon the geographic location of the theaters that exhibit the remastered films. IMAX DMR revenue is generated through contractual relationships with studios and other third parties and these may not be in the same geographical location as the theater.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue
Greater China	$27,913	$1,393	$53,431	$6,662
United States	14,107	3,812	17,806	16,777
Asia (excluding China)	3,610	1,868	7,912	7,728
Western Europe	2,157	631	3,526	5,188
Russia & the CIS	1,338	658	3,224	2,224
Latin America	345	108	398	1,635
Canada	90	12	(463)	943
Rest of the World	1,395	373	3,875	2,600
Total	$50,955	$8,855	$89,709	$43,757

No single country in the Rest of the World, Western Europe, Latin America and Asia (excluding Greater China) comprises more than 10% of the Company’s total revenue in the three and six months ended June 30, 2021.

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

As of June 30, 2021 and December 31, 2020, the Company’s projected benefit obligation and unfunded status related to the SERP are as follows:

	June 30,	December 31,
(In thousands of U.S. Dollars)	2021	2020
Projected benefit obligation:
Obligation, beginning of period	$20,116	$18,840
Interest cost	36	379
Actuarial gain	—	897
Obligation, end of period and unfunded status(1)	$20,152	$20,116

(1)	The accumulated benefit obligation for the SERP was $20.2 million at June 30, 2021 (December 31, 2020 — $20.1 million).

For the three and six months ended June 30, 2021, the Company recorded interest costs of less than $0.1 million (2020 — $0.1 million and $0.2 million, respectively) related to the SERP. The Company expects to recognize additional interest costs of less than $0.1 million related to the SERP during the remainder of 2021. No contributions are expected to be made to the SERP in 2021.

(b)	Defined Contribution Pension Plan

The Company also maintains defined contribution plans for its employees, including its executive officers. The Company makes contributions to these plans on behalf of employees in an amount up to 5% of their base salary subject to certain prescribed maximums. During the three and six months ended June 30, 2021, the Company contributed and recorded expense of $0.3 million and $0.6 million, respectively (2020 — $0.2 million and $0.5 million, respectively) to its Canadian defined contribution plan and $0.1 million and $0.3 million, respectively (2020 — $0.1 million and $0.4 million, respectively) to its defined contribution employee plan under Section 401(k) of the U.S. Internal Revenue Code.

(c)	Postretirement Benefits – Executives

The Company has an unfunded postretirement plan for Mr. Gelfond and Bradley J. Wechsler, former Chairman of the Company’s Board of Directors. The plan provides that the Company will maintain health benefits for Messrs. Gelfond and Wechsler until they become eligible for Medicare and, thereafter, the Company will provide Medicare supplemental coverage as selected by Messrs. Gelfond and Wechsler. As of June 30, 2021, the Company’s postretirement benefits obligation under this plan is $0.7 million (December 31, 2020 — $0.7 million). For the three and six months ended June 30, 2021, the Company has recorded an expense of less than $0.1 million (2020 — less than $0.1 million) related to this plan. Mr. Wechsler retired from the Company’s Board of Directors on June 9, 2021. The Company will maintain Mr. Wechsler’s current health benefits through December 31, 2021, and thereafter will provide him with Medicare supplemental coverage.

(d)	Postretirement Benefits – Canadian Employees

The Company has an unfunded postretirement plan for its Canadian employees meeting specific eligibility requirements. The Company will provide eligible participants, upon retirement, with health and welfare benefits. As of June 30, 2021, the Company’s postretirement benefits obligation under this plan is $1.9 million (December 31, 2020 — $1.9 million). For the three and six months ended June 30, 2021, the Company has recorded expense of less than $0.1 million (2020 — less than $0.1 million) related to this plan.

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

As of June 30, 2021, the benefit obligation related to the Retirement Plan was $3.7 million (December 31, 2020 — $3.7 million) and is recorded on the Company’s Condensed Consolidated Balance Sheets within Accrued and Other Liabilities. As the Retirement Plan is fully vested, the benefit obligation is measured at the present value of the benefits expected to be paid in the future with the accretion of interest recognized in the Condensed Consolidated Statements of Operations within Retirement Benefits Non-service Expenses.

The Retirement Plan is funded by an investment in company-owned life insurance (“COLI”), which is recorded at its fair value on the Company’s Condensed Consolidated Balance Sheets within Prepaid Expenses. As of June 30, 2021, fair value of the COLI asset was $3.2 million (December 31, 2020 — $3.2 million). Gains and losses resulting from changes in the cash surrender value of the COLI asset are recognized in the Condensed Consolidated Statements of Operations within Realized and Unrealized Investment Gains (Losses).

16.  Financial Instruments

(a)	Financial Instruments

The Company maintains cash with various major financial institutions. The Company’s cash is invested with highly rated financial institutions. The Company’s $214.1 million balance of cash and cash equivalents as of June 30, 2021 includes $118.5 million in cash held outside of Canada (December 31, 2020 — $89.9 million), of which $94.2 million was held in the People’s Republic of China (the “PRC”) (December 31, 2020 — $77.2 million).

(b)	Fair Value Measurements

The carrying values of the Company’s Cash and Cash Equivalents, Accounts Receivable, Accounts Payable and Accrued Liabilities due within one year approximate their fair values due to the short-term maturity of these instruments. Including these instruments, the Company’s financial instruments consist of the following:

	As of June 30, 2021		As of December 31, 2020
(In thousands of U.S. Dollars)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Level 1
Cash and cash equivalents(1)	$214,125	$214,125	$317,379	$317,379
Equity securities(2)	1,089	1,089	13,633	13,633
Level 2
Net financed sales receivables(3)	$111,030	$111,078	$112,396	$112,603
Net investment in sales-type leases(3)	22,191	22,120	19,414	19,373
Equity securities(1)	1,000	1,000	1,000	1,000
COLI(4)	3,214	3,214	3,155	3,155
Foreign exchange contracts — designated forwards(3)	891	891	1,635	1,635
Foreign exchange contracts — non-designated forwards(3)	369	369	344	344
Working Capital Facility borrowings(1)	(11,017)	(11,017)	(7,643)	(7,643)
Credit Facility borrowings(1)	—	—	(300,000)	(300,000)
Convertible Notes(5)	(230,000)	(239,117)	—	—

(1)	Recorded at cost, which approximates fair value.
(2)	Fair value is determined using quoted prices in active markets.

(3)	Fair value is estimated based on discounting future cash flows at currently available interest rates with comparable terms.
(4)	Measured at cash surrender value, which approximates fair value.
(5)	Fair value is determined using quoted market prices that are observable in the market or that could be derived from observable market data.

The Company did not have any material amounts of Level 3 assets or liabilities as of June 30, 2021 and December 31, 2020.
(c)	Foreign Exchange Risk Management

The Company is exposed to market risk from changes in foreign currency rates. A majority of the Company’s revenues is denominated in U.S. Dollars while a substantial portion of its costs and expenses is denominated in Canadian Dollars. A portion of the net U.S. Dollar cash flows of the Company is periodically converted to Canadian Dollars to fund Canadian Dollar expenses through the spot market. In China and Japan, the Company has ongoing operating expenses related to its operations in RMB and Japanese Yen, respectively. Net cash flows are converted to and from U.S. Dollars through the spot market. The Company also has cash receipts under leases denominated in RMB, Japanese Yen, Canadian Dollars and Euros which are converted to U.S. Dollars through the spot market. In addition, because IMAX films generate box office in 85 different countries, unfavourable exchange rates between applicable local currencies and the U.S. Dollar affect the Company’s reported gross box-office receipts and revenues, further impacting the Company’s results of operations. The Company’s policy is to not use any financial instruments for trading or other speculative purposes.

The Company has entered into a series of foreign currency forward contracts to manage the risks associated with the volatility of foreign currencies. Certain of these foreign currency forward contracts met the criteria required for hedge accounting under the Derivatives and Hedging Topic of the FASB ASC at inception, and continue to meet hedge effectiveness tests at June 30, 2021 (the “Foreign Currency Hedges”), with settlement dates throughout 2021. Foreign currency derivatives are recognized and measured in the Condensed Consolidated Balance Sheets at fair value. Changes in the fair value (i.e., gains or losses) are recognized in the Condensed Consolidated Statements of Operations except for derivatives designated and qualifying as foreign currency cash flow hedging instruments. The Company currently has cash flow hedging instruments associated with Selling, General and Administrative Expenses and Inventories. For foreign currency cash flow hedging instruments related to Selling, General and Administrative Expenses, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in Other Comprehensive Income (Loss) and reclassified to the Condensed Consolidated Statements of Operations when the forecasted transaction occurs. For foreign currency cash flow hedging instruments related to Inventories, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in Other Comprehensive Income (Loss) and reclassified to Inventories in the Condensed Consolidated Balance Sheets when the forecasted transaction occurs. Any ineffective portion is recognized immediately in the Condensed Consolidated Statements of Operations.

The following tabular disclosures reflect the impact that derivative instruments and hedging activities have on the Company’s Condensed Consolidated Financial Statements:

Notional value of foreign exchange contracts:

	June 30,	December 31,
(In thousands of U.S. Dollars)	2021	2020
Derivatives designated as hedging instruments:
Foreign exchange contracts — Forwards	$10,240	$26,358
Derivatives not designated as hedging instruments:
Foreign exchange contracts — Forwards	3,502	5,552
	$13,742	$31,910

Fair value of derivatives in foreign exchange contracts:

		June 30,	December 31,
(In thousands of U.S. Dollars)	Balance Sheet Location	2021	2020
Derivatives designated as hedging instruments:
Foreign exchange contracts — Forwards	Other assets	$891	$1,635
Derivatives not designated as hedging instruments:
Foreign exchange contracts — Forwards	Other assets	369	344
		$1,260	$1,979

Derivatives in foreign currency hedging relationships are as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
(In thousands of U.S. Dollars)		2021	2020	2021	2020
Foreign exchange contracts	Derivative Gain (Loss)
— Forwards	Recognized in OCI
	(Effective Portion)	$305	$1,334	$600	$(1,526)

	Location of Derivative Gain (Loss)
	Reclassified from AOCI	Three Months Ended June 30,		Six months ended June 30,
(In thousands of U.S. Dollars)	(Effective Portion)	2021	2020	2021	2020
Foreign exchange contracts	Selling, general and
— Forwards	administrative expenses	$824	$(328)	$1,055	(669)
	Inventory	—	(9)	$—	(26)
		$824	$(337)	$1,055	$(695)

		Three Months Ended June 30,		Six months ended June 30,
(In thousands of U.S. Dollars)		2021	2020	2021	2020
Foreign exchange contracts	Derivative Loss Recognized In
— Forwards	and Out of OCI	$—	$—	$—	$(88)

Non-designated derivatives in foreign currency relationships are as follows:

		Three Months Ended June 30,		Six months ended June 30,
(In thousands of U.S. Dollars)	Location of Derivative Gain	2021	2020	2021	2020
Foreign exchange contracts	Selling, general and
— Forwards	administrative expenses	$369	$27	$391	$27
		$369	$27	$391	$27

The Company's estimated net amount of the existing gains as of June 30, 2021 is $0.9 million, which is expected to be reclassified to earnings within the next twelve months.

(d)	Investments in Equity Securities

As of June 30, 2021, the Condensed Consolidated Balance Sheets includes $1.1 million (December 31, 2020 — $13.6 million) of investments in equity securities.

On January 17, 2019, IMAX China (Hong Kong), Limited, a wholly-owned subsidiary of IMAX China, as an investor entered into a cornerstone investment agreement with Maoyan Entertainment (“Maoyan”) (as the issuer) and Morgan Stanley Asia Limited (as a sponsor, underwriter and the underwriters’ representative). Pursuant to this agreement, IMAX China (Hong Kong), Limited agreed to invest $15.2 million to subscribe for a certain number of shares of Maoyan at the final offer price pursuant to the global offering of the share capital of Maoyan, and this investment would be subject to a lock-up period of six months following the date of the global offering. On February 4, 2019, Maoyan completed its global offering, upon which, IMAX China (Hong Kong), Limited became a less than 1% shareholder in Maoyan. In February 2021, IMAX China (Hong Kong), Limited sold all of its 7,949,000 shares of Maoyan for gross proceeds of $17.8 million, which represents a $2.6 million gain relative to the Company’s acquisition cost and a $5.2 million gain compared to the fair value of the investment as of December 31, 2020. Prior to this sale, the Company accounted for its investment in Maoyan at fair value with any changes in fair value recorded to the Condensed Consolidated Statements of Operations. For the three and six months ended June 30, 2020, the fair value of the Company’s investment in Maoyan experienced an unrealized gain of $2.0 million and loss of $2.5 million, respectively. As of December 31, 2020, the value of the Company’s investment in Maoyan was $12.6 million.

The Company has an investment of $1.1 million (December 31, 2020 — $1.1 million) in the shares of an exchange traded fund. This investment is classified as an equity investment.

As of June 30, 2021, the Company held investments in the preferred shares of enterprises which meet the criteria for classification as an equity security under FASB ASC 321, carried at historical cost, net of impairment charges. The carrying value of these equity security investments was $1.0 million at June 30, 2021 (December 31, 2020 — $1.0 million) and is recorded in Other Assets.

17.  Non-Controlling Interests

(a)	IMAX China Non-Controlling Interest

The Company indirectly owns 69.83% of IMAX China Holding, Inc. (“IMAX China”), whose shares trade on the Hong Kong Stock Exchange. IMAX China remains a consolidated subsidiary of the Company. As of June 30, 2021, the balance of the Company’s non-controlling interest in IMAX China is $84.1 million. For the three and six months ended June 30, 2021, the net income attributable to the non-controlling interest in IMAX China is $3.1 million and $7.4 million, respectively (2020 — net loss of $(2.8) million and $(12.5) million, respectively).

(b)	Other Non-Controlling Interest

The Company’s Original Film Fund was established in 2014 to co-finance a portfolio of 10 original large-format films. The initial investment in the Original Film Fund was committed by a third party in the amount of $25.0 million, with the possibility of contributing additional funds. The Company has contributed $9.0 million to the Original Film Fund since 2014 and has reached its maximum contribution. As of June 30, 2021, the Original Film Fund has invested $22.3 million toward the development of original films. The related production, financing and distribution agreement includes put and call rights relating to change of control of the rights, title and interest in the co-financed pictures.

(c)	Non-Controlling Interest in Temporary Equity

The following table summarizes the movement of the non-controlling interest in temporary equity related to the Original Film Fund for the six months ended June 30, 2021:

Balance of at December 31, 2020	$759
Net income	7
Balance as of June 30, 2021	$766

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Presented below is Management's Discussion and Analysis of Financial Condition and Results of Operations (or "MD&A") for IMAX Corporation and its consolidated subsidiaries (“IMAX” or the “Company”) for the three and six months ended June 30, 2021 and 2020. MD&A should be read in conjunction with Note 14, "Segment Reporting" in the accompanying Condensed Consolidated Financial Statements in Item 1.

As of June 30, 2021, the Company indirectly owns 69.83% of IMAX China Holding, Inc. (“IMAX China”), whose shares trade on the Hong Kong Stock Exchange. IMAX China is a consolidated subsidiary of the Company.

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

Certain statements included in this quarterly report may constitute "forward-looking statements" within the meaning of the United States Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, references to business and technology strategies and measures to implement strategies, competitive strengths, goals, expansion and growth of business, operations and technology, future capital expenditures (including the amount and nature thereof), plans and references to the future success of the Company and expectations regarding its future operating, financial and technological results. These forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform with the expectations and predictions of the Company is subject to a number of risks and uncertainties, including, but not limited to, risks related to the adverse impact of the COVID-19 pandemic; risks associated with investments and operations in foreign jurisdictions and any future international expansion, including those related to economic, political and regulatory policies of local governments and laws and policies of the United States and Canada; risks related to the Company’s growth and operations in China; the performance of IMAX DMR® films; the signing of theater system agreements; conditions, changes and developments in the commercial exhibition industry; risks related to currency fluctuations; the potential impact of increased competition in the markets within which the Company operates, including competitive actions by other companies; the failure to respond to change and advancements in digital technology; risks relating to recent consolidation among commercial exhibitors and studios; risks related to new business initiatives; conditions in the in-home and out-of-home entertainment industries; the opportunities (or lack thereof) that may be presented to and pursued by the Company; risks related to cyber-security and data privacy; risks related to the Company’s inability to protect its intellectual property; risks related to the Company’s indebtedness and compliance with its debt agreements; general economic, market or business conditions; the failure to convert theater system backlog into revenue; changes in laws or regulations; the failure to fully realize the projected cost savings and benefits from any of the Company’s restructuring initiatives; any statements of belief and any statements of assumptions underlying any of the foregoing; other factors and risks outlined in the Company’s periodic filings with the United States Securities and Exchange Commission (the “SEC”); and other factors, many of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this quarterly report are qualified by these cautionary statements, and actual results or anticipated developments by the Company may not be realized, and even if substantially realized, may not have the expected consequences to, or effects on, the Company. The forward-looking statements herein are made only as of the date hereof and the Company undertakes no obligation to update publicly or otherwise revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The Company makes available, free of charge, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments to such reports, as soon as reasonably practicable after such filings have been made with the SEC. Reports may be obtained free of charge through the SEC’s website at www.sec.gov and through the Company’s website at www.imax.com or by calling the Company’s Investor Relations Department at 212-821-0100. No information included on the Company's website shall be deemed included or otherwise incorporated into this filing, except where expressly indicated.

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

The Company leverages its proprietary technology and engineering in all aspects of its core business, which principally consists of the digital remastering of films and other presentations into the IMAX format (“IMAX DMR®”) and the sale or lease of premium IMAX theater systems (“IMAX Theater Systems”).

IMAX Theater Systems are based on proprietary and patented image, audio and other technology developed over the course of the Company’s 53-year history. The Company’s customers for IMAX Theater Systems are principally theater exhibitors that operate commercial theaters (particularly multiplexes) and, to a much lesser extent, museums, science centers, and destination entertainment sites. The Company generally does not own the theaters in the IMAX network, but sells or leases the IMAX Theater System to the exhibitor along with a license to use its trademarks.

As of June 30, 2021, there were 1,654 IMAX Theater Systems operating in 85 countries and territories, including 1,569 commercial multiplexes, 12 commercial destinations and 73 institutional locations. This compares to 1,615 IMAX Theater Systems operating in 81 countries and territories as of June 30, 2020 including 1,527 commercial multiplexes, 13 commercial destinations and 75 institutional locations. (See the table below under “IMAX Network and Backlog” for additional information on the composition of the IMAX network.)

The IMAX Theater System provides the Company’s exhibitor customers with a combination of the following benefits:

•	the ability to exhibit content that has undergone the IMAX DMR conversion process, which results in higher image and sound fidelity than conventional cinema experiences;
•	advanced, high-resolution projectors with specialized equipment and automated theater control systems, which generate significantly more contrast and brightness than conventional theater systems;
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

As one of the world’s leaders in entertainment technology, the Company strives to remain at the forefront of advancements in cinema technology. The Company offers IMAX with Laser, a laser projection system designed for IMAX theaters in commercial multiplexes. The Company believes that IMAX with Laser delivers increased resolution, sharper and brighter images, deeper contrast and the widest range of colors available to filmmakers today. The Company further believes that IMAX with Laser is helping facilitate the next major lease renewal and upgrade cycle for the global IMAX network.

The Company is also experimenting with new technologies and new content as a way to deepen consumer engagement and brand loyalty, which includes curating unique, differentiated alternative content to be exhibited in IMAX theaters, particularly during those periods when Hollywood blockbuster film content is not available.

IMPACT OF COVID-19 PANDEMIC

The impact of the COVID-19 pandemic is complex and continuously evolving, resulting in significant disruption to the Company’s business and the global economy. The pandemic has led authorities around the world to impose measures intended to control the spread of COVID-19, including stay-at-home orders and restrictions on large public gatherings, which caused movie theaters in countries around the world to temporarily close, including the IMAX theaters in those countries. As a result of the theater closures, movie studios postponed the theatrical release of most films originally scheduled for release in 2020 and early 2021, including many scheduled to be shown in IMAX theaters, while several other films were released directly or concurrently to streaming platforms. More recently, stay-at-home orders and capacity restrictions have been lifted in many key markets and, beginning in the third quarter of 2020, movie theaters throughout the IMAX network gradually reopened. As of June 30, 2021, 89% of the theaters in the global IMAX commercial multiplex network were open, spanning 62 countries. This included 93% of Domestic theaters (i.e., in the United States and Canada), 90% of the theaters in Greater China and 75% of the theaters in Rest of World markets.

The impact of the COVID-19 global pandemic has resulted in significantly lower levels of revenues, earnings and operating cash flows for the Company during 2020 and through the end of the second quarter of 2021, when compared to periods prior to the onset of the pandemic, as gross box office (“GBO”) results from the Company’s theater customers declined significantly, the installation of certain theater systems was delayed, and maintenance services were generally suspended for theaters that were closed. In response to uncertainties associated with the pandemic, the Company took significant steps to preserve cash by eliminating non-essential costs, temporarily furloughing certain employees, reducing the working hours of other employees and reducing all non-essential capital expenditures to minimum levels. The Company also implemented an active cash management process, which, among other things, required senior management approval of all outgoing payments. In addition, as a result of the financial difficulties faced by certain of the Company’s exhibition customers arising out of pandemic-related closures, the Company has experienced and may continue to experience delays in collecting payments due under existing theater sale or lease arrangements. The Company has provided temporary relief to certain exhibitor customers by waiving or reducing maintenance fees during periods when theaters are closed or operating with reduced capacities and, in certain situations, by providing extended payment terms on annual minimum payment obligations in exchange for a corresponding or longer extension of the term of the underlying sale or lease arrangement.

For the six months ended June 30, 2021, GBO receipts generated by IMAX DMR films totaled $218.8 million, surpassing the total for the second half of 2020 by $57.6 million (36%). Management is encouraged by these box office results and believes they indicate that moviegoers are eager to return to cinemas where and when theaters are open and they feel safe. Management is further encouraged by the strong pipeline of Hollywood movies scheduled to be released for theatrical exhibition in the second half of 2021. However, the impact of the COVID-19 global pandemic on the Company’s business and financial results will continue to depend on numerous evolving factors that cannot be accurately predicted and that will vary by jurisdiction and market, including the duration and scope of the pandemic, the emergence of variants of the virus, the progress made on administering vaccines, the continuing impact of the pandemic on global economic conditions and ongoing government responses to the pandemic, which could lead to further theater closures, theater capacity restrictions and/or delays in the release of films.

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

IMAX Technology Network

The IMAX Technology Network category earns revenue based on contingent box office receipts. Included in the IMAX Technology Network category are the IMAX DMR segment and contingent rent from the Joint Revenue Sharing Arrangement (“JRSA”) segment, which are each described in more detail below.

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

IMAX DMR digitally enhances the image resolution of films for projection on IMAX screens while maintaining or enhancing the visual clarity and sound quality to levels for which The IMAX Experience is known. In addition, the original soundtrack of a film to be exhibited in IMAX theaters is remastered for IMAX digital sound systems in connection with the IMAX DMR release of the film. Unlike the soundtracks played in conventional theaters, IMAX remastered soundtracks are uncompressed and full fidelity. IMAX sound systems use proprietary loudspeaker systems and proprietary surround sound configurations that ensure every theater seat is in an optimal listening position.

IMAX films also benefit from enhancements made by individual filmmakers exclusively for the IMAX release of the film. Collectively, the Company refers to these enhancements as “IMAX DNA”. Filmmakers and movie studios have sought IMAX-specific enhancements in recent years to generate interest in and excitement for their films. Such enhancements include shooting films with IMAX cameras to increase the audience’s immersion in the film and to take advantage of the unique dimensions of the IMAX screen by projecting the film in a larger aspect ratio that delivers up to 26% more image onto a movie screen. Detective Chinatown 3 and A Writer’s Odyssey, which were released in China in 2021, were filmed with IMAX cameras.

Management believes that growth in international box office remains an important driver of growth for the Company. To support continued growth in international markets, the Company has sought to bolster its international film strategy, supplementing the Company’s film slate of Hollywood DMR titles with appealing local IMAX DMR releases in select markets, particularly in China. During 2020, 17 local language IMAX DMR films were released to the IMAX network, including ten in China, three in Russia, three in Japan, and one in South Korea. During the six months ended June 30, 2021, 12 local language IMAX DMR films were released to the IMAX network, including seven in China and five in Japan. The Company expects to announce additional local language IMAX DMR films to be released to the IMAX network in the remainder of 2021.

During the six months ended June 30, 2021, 26 IMAX DMR films were released to the global IMAX theater network and the following 20 additional IMAX DMR films are scheduled to be released during the remainder of 2021:

Scheduled
Title	Studio	Release Date(1)	IMAX DNA
1921: The IMAX Experience	Tencent	July 2021	Expanded Aspect Ratio
The Pioneer: The IMAX Experience	Enlight	July 2021	None
Chinese Doctor: The IMAX Experience	Bona	July 2021	None
Black Widow: The IMAX Experience	Walt Disney Studios	July 2021	Expanded Aspect Ratio
Belle: The IMAX Experience	Toho	July 2021	None
Snake Eyes: The IMAX Experience	Paramount Pictures	July 2021	None
Green Snake: The IMAX Experience	Alibaba	July 2021	None
Jungle Cruise: The IMAX Experience	Walt Disney Studios	July 2021	None
Escape From Mogadishu: The IMAX Experience	Lotte	July 2021	None
The Suicide Squad: The IMAX Experience	Warner Bros. Pictures	August 2021	Filmed in IMAX
Free Guy: The IMAX Experience	20th Century Studios	August 2021	None
Reminiscence: The IMAX Experience	Warner Bros. Pictures	August 2021	None
Shang-Chi and the Legend of the Ten Rings: The IMAX Experience	Walt Disney Studios	September 2021	Filmed in IMAX
Venom: Let There Be Carnage: The IMAX Experience	Sony Pictures	September 2021	None
No Time to Die: The IMAX Experience	Universal Pictures / MGM / United Artists	October 2021	Filmed in IMAX
Dune: The IMAX Experience	Warner Bros. Pictures	October 2021	Filmed in IMAX
The Eternals: The IMAX Experience	Walt Disney Studios	November 2021	Filmed in IMAX
Top Gun: Maverick: The IMAX Experience	Paramount Pictures	November 2021	Filmed in IMAX
Spider-Man: No Way Home: The IMAX Experience	Walt Disney Studios	December 2021	Expanded Aspect Ratio
Untitled MATRIX 4: The IMAX Experience	Warner Bros. Pictures	December 2021	To be determined

(1)	The scheduled release dates in the table above are subject to change and may vary by territory.

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

The introduction of joint revenue sharing arrangements has been an important factor in the expansion of the Company’s commercial theater network. Joint revenue sharing arrangements allow commercial theater exhibitors to install IMAX Theater Systems without the significant initial capital investment required in a sale or sales-type lease arrangement. Joint revenue sharing arrangements drive recurring cash flows and earnings for the Company, as customers under these arrangements pay the Company a portion of their ongoing box office receipts. The Company funds its joint revenue sharing arrangements through cash flows from operations. As of June 30, 2021, the Company had 897 theaters in operation under joint revenue sharing arrangements, a 3.3% increase as compared to the 868 theaters in operation under joint revenue sharing arrangements as of June 30, 2020. The Company also had contracts in backlog for 329 theaters under joint revenue sharing arrangements as of June 30, 2021, including 84 upgrades to existing theater locations and 245 new theater locations.

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

IMAX NETWORK AND BACKLOG

IMAX Network

The following table provides detailed information about the IMAX network by type and geographic location as of June 30, 2021 and 2020:

	June 30, 2021				June 30, 2020
	Commercial Multiplex	Commercial Destination	Institutional	Total	Commercial Multiplex	Commercial Destination	Institutional	Total
United States	361	4	27	392	371	4	30	405
Canada	39	1	7	47	39	2	7	48
Greater China(1)	743	—	16	759	699	—	15	714
Western Europe	115	4	8	127	114	4	7	125
Asia (excluding Greater China)	121	2	2	125	122	2	2	126
Russia & the CIS	68	—	—	68	68	—	—	68
Latin America(2)	51	1	11	63	50	1	12	63
Rest of the World	71	—	2	73	64	—	2	66
Total(3)	1,569	12	73	1,654	1,527	13	75	1,615

(1)	Greater China includes China, Hong Kong, Taiwan and Macau.
(2)	Latin America includes South America, Central America and Mexico.
(3)	Period-to-period changes in the tables above are reported net of the effect of permanently closed theaters.

The Company currently believes that over time its commercial multiplex network could grow to approximately 3,318 IMAX theaters worldwide from the 1,569 operating as of June 30, 2021. The Company believes that the majority of its future growth will come from international markets. As of June 30, 2021, 73.5% of IMAX Theater Systems in operation were located within international markets (defined as all countries other than the United States and Canada), compared to 72.0% as of June 30, 2020. Revenues and gross box office derived from international markets continue to exceed revenues and gross box office from the United States and Canada. Risks associated with the Company’s international business are outlined in “Risk Factors – The Company conducts business internationally, which exposes it to uncertainties and risks that could negatively affect its operations, sales and future growth prospects” in Part I, Item 1A of the Company’s 2020 Form 10-K.

Greater China is the Company’s largest market, measured by revenues, with approximately 38% and 31% of overall revenues generated from its Greater China operations in the years ended December 31, 2020 and 2019, respectively. During the first half of 2021, this percentage increased to 60% as the pace of the reopening of IMAX theaters in Greater China has exceeded that of theaters in Domestic and Rest of World markets. As of June 30, 2021, the Company had 759 theaters operating in Greater China with an additional 237 theaters in backlog that are scheduled to be installed by 2028. The Company’s backlog in Greater China represents 46.1% of its total current backlog, including upgrades in system type. The Company’s largest single international partnership is in China with Wanda Film (“Wanda”). Wanda’s total commitment to the Company is for 363 IMAX Theater Systems in Greater China (of which 357 IMAX Theater Systems are under the parties’ joint revenue sharing arrangement).

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

The following tables provide detailed information about the Commercial Multiplex theaters in operation within the IMAX network by arrangement type and geographic location as of June 30, 2021 and 2020:

	June 30, 2021
	Commercial Multiplex Theaters in IMAX Network
	Traditional JRSA	Hybrid JRSA	Sale / Sales- type Lease	Total
Domestic Total (United States & Canada)	273	5	122	400
International:
Greater China	384	108	251	743
Asia (excluding Greater China)	33	2	86	121
Western Europe	47	28	40	115
Russia & the CIS	—	—	68	68
Latin America	1	—	50	51
Rest of the World	16	—	55	71
International Total	481	138	550	1,169
Worldwide Total(1)	754	143	672	1,569

	June 30, 2020
	Commercial Multiplex Theaters in IMAX Network
	Traditional JRSA	Hybrid JRSA	Sale / Sales- type Lease	Total
Domestic Total (United States & Canada)	278	5	127	410
International:
Greater China	358	104	237	699
Asia (excluding Greater China)	33	2	87	122
Western Europe	45	27	42	114
Russia & the CIS	—	—	68	68
Latin America	2	—	48	50
Rest of the World	14	—	50	64
International Total	452	133	532	1,117
Worldwide Total(1)	730	138	659	1,527

(1)	Period-to-period changes in the tables above are reported net of the effect of permanently closed theaters.

Backlog

The following table provides detailed information about the Company’s backlog as of June 30, 2021 and 2020:

	June 30, 2021								June 30, 2020
	Number of				Dollar Value				Number of				Dollar Value
	Systems				(in thousands)				Systems				(in thousands)
	New		Upgrade		New		Upgrade		New		Upgrade		New		Upgrade
Sales and sales-type lease arrangements	174		11		$198,192		$13,184		179		11		$207,544		$14,518
Hybrid joint revenue sharing arrangements	136		6		97,361		4,785		147		7		106,400		5,560
Traditional joint revenue sharing arrangements	109	(1)	78	(1)	247	(2)	5,500	(2)	133	(1)	82	(1)	300	(2)	5,500	(2)
	419		95		$295,800		$23,469		459		100		$314,244		$25,578

(1)	Includes 44 IMAX Theater Systems (2020 — 46) where the customer has the option to convert from a joint revenue sharing arrangement to a sales arrangement.
(2)	Reflects contractual upfront payments. Future contingent payments are not reflected as these are based on negotiated shares of box office results.

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

The following tables provide detailed information about the Company’s backlog by arrangement type and geographic location as of June 30, 2021 and 2020:

	June 30, 2021
	IMAX Theater System Backlog
	Traditional JRSA	Hybrid JRSA	Sale / Lease	Total
Domestic Total (United States & Canada)	120	3	9	132
International:
Greater China	45	110	82	237
Asia (excluding Greater China)	5	15	32	52
Western Europe	11	12	6	29
Russia & the CIS	—	1	16	17
Latin America	3	—	8	11
Rest of the World	3	1	32	36
International Total	67	139	176	382
Worldwide Total	187	142	185	514	(1)

	June 30, 2020
	IMAX Theater System Backlog
	Traditional JRSA	Hybrid JRSA	Sale / Lease	Total
Domestic Total (United States & Canada)	124	3	11	138
International:
Greater China	67	121	83	271
Asia (excluding Greater China)	5	15	32	52
Western Europe	12	13	7	32
Russia & the CIS	—	1	15	16
Latin America	3	—	10	13
Rest of the World	4	1	32	37
International Total	91	151	179	421
Worldwide Total	215	154	190	559	(2)

(1)	Includes 146 new IMAX with Laser projection system configurations and 91 upgrades of existing locations to IMAX with Laser projection system configurations.
(2)	Includes 154 new IMAX with Laser projection system configurations and 94 upgrades of existing locations to IMAX with Laser projection system configurations.

Approximately 74.3% of IMAX Theater System arrangements in backlog as of June 30, 2021 are scheduled to be installed in international markets (2020 — 75.3%).

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

Signings and Installations

The following tables provide detailed information about IMAX Theater System signings and installations for the three and six months ended June 30, 2021 and 2020:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Theater System Signings:
New IMAX Theater Systems
Sales and sales-type lease arrangements	3	12	9	14
Hybrid joint revenue sharing lease arrangements	—	17	—	17
Traditional joint revenue sharing arrangements	3	—	3	2
Total new IMAX Theater Systems	6	29	12	33
Upgrades of IMAX Theater Systems	2	—	2	11
Total IMAX Theater System signings	8	29	14	44

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Theater System Installations:
New IMAX Theater Systems
Sales and sales-type lease arrangements	9	2	11	4
Hybrid joint revenue sharing lease arrangements	2	1	4	2
Traditional joint revenue sharing arrangements	4	—	9	2
Total new IMAX Theater Systems	15	3	24	8
Upgrades of IMAX Theater Systems	1	—	4	7
Total IMAX Theater System installations	16	3	28	15

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

Results of Operations for the Three Months Ended June 30, 2021 and June 30, 2020

For the three months ended June 30, 2021, the Company reported a net loss attributable to common shareholders of $(9.2) million, or $(0.16) per diluted share, as compared to a net loss attributable to common shareholders of $(26.0) million, or $(0.44) per diluted share, for the same period in 2020.

For the three months ended June 30, 2021, the Company reported an adjusted net loss attributable to common shareholders* of $(7.0) million, or $(0.12) per diluted share*, as compared to an adjusted net loss attributable to common shareholders* of $(26.1) million, or $(0.44) per diluted share*, for the same period in 2020.

The following table presents the Company’s revenue and gross margin (margin loss) by category and reportable segment for the three months ended June 30, 2021 and 2020:

	Revenue		Gross Margin (Margin Loss)
(In thousands of U.S. Dollars)	2021	2020	2021	2020
IMAX Technology Network
IMAX DMR	$11,793	$546	$6,861	$(30)
Joint Revenue Sharing Arrangements, contingent rent(1)	7,862	(137)	1,790	(6,501)
	19,655	409	8,651	(6,531)
IMAX Technology Sales and Maintenance
IMAX Systems(2)	15,982	4,549	10,548	2,650
Joint Revenue Sharing Arrangements, fixed fees	1,002	369	347	48
IMAX Maintenance	11,235	—	5,075	(1,908)
Other Theater Business(3)(4)	483	(309)	142	(564)
	28,702	4,609	16,112	226
New Business Initiatives	648	632	634	512
Film Distribution and Post-Production	1,590	3,182	606	(1,396)
Sub-total	50,595	8,832	26,003	(7,189)
Other	360	23	(400)	(499)
Total	$50,955	$8,855	$25,603	$(7,688)

(1)

For the three months ended June 30, 2020, the Company reported negative revenue due to the continued amortization of lessee incentives that are typically netted against lease revenues, which were abnormally low in the period due to the COVID-19 global pandemic.

(2)

Includes initial upfront payments and the present value of fixed minimum payments from sale and sales-type lease arrangements of IMAX Theater Systems, and the present value of estimated variable consideration from sales of IMAX Theater Systems. To a lesser extent, this line item also includes finance income associated with these revenue streams.

(3)	Principally includes after-market sales of IMAX projection system parts and 3D glasses.
(4)	For the three months ended June 30, 2020, the Company reported negative revenue due to an adjustment to prior period revenue.

*	See "Non-GAAP Financial Measures" below for a description of this non-GAAP financial measure and a reconciliation to the most comparable GAAP amount.

Revenues and Gross Margin

In the second quarter of 2020, due to the outbreak of the COVID-19 global pandemic, substantially all of the theaters in the IMAX network were closed. Since that time, stay-at-home orders and capacity restrictions have been lifted in many key markets and movie theaters throughout the IMAX network have gradually reopened. As of June 30, 2021, 89% of the theaters in the global IMAX commercial multiplex network were open, including 93% of the theaters in Domestic theaters (i.e., United States and Canada), 90% of the theaters in Greater China and 75% of the theaters in Rest of World markets. As a result, GBO receipts generated by IMAX DMR films and joint revenue sharing arrangements increased during the current quarter, leading to improvement in the Company’s segment results, when compared to the prior year. See the captioned sections below for a discussion of the Company’s segment results.

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

For the three months ended June 30, 2021, IMAX Technology Network revenues and gross margin increased by $19.2 million and $15.2 million, respectively, when compared to the same period in 2020. See below for separate discussions of IMAX DMR and JRSA contingent rent results for the period.

IMAX DMR

For the three months ended June 30, 2021, IMAX DMR revenues and gross margin increased by $11.2 million and $6.9 million, respectively, when compared to the same period in 2020. These increases are primarily due to a $106.0 million increase in GBO receipts generated by IMAX DMR films in the second quarter of 2021, from $2.6 million to $108.6 million. In the second quarter of 2021, GBO was generated by the exhibition of 17 films (14 new films and 3 carryovers), including six local language films in China and Japan, and the re-release of classic titles. In the second quarter of 2020, GBO was generated by the exhibition of 1 new film and the re-release of classic titles.

In addition to the level of revenues, IMAX DMR gross margin is also influenced by the costs associated with the films exhibited in the period, and can vary from period-to-period, particularly with respect to marketing expenses. For the three months ended June 30, 2021, marketing expenses were $1.5 million, as compared to $nil during the same period in 2020.

Joint Revenue Sharing Arrangements – Contingent Rent

For the three months ended June 30, 2021, JRSA contingent rent revenue and gross margin increased by $8.0 million and $8.3 million, respectively, when compared to the same period in 2020. These increases are largely due to a $58.7 million increase in GBO generated by theaters under joint revenue sharing arrangements in the second quarter of 2021 when compared to the same period in the prior year, from $1.0 million to $59.7 million.

In addition to the level of revenues, JRSA contingent rent margin is also influenced by the level of costs associated with such arrangements, such as depreciation expense related to the underlying theater systems and costs incurred to upgrade theater systems from digital xenon to IMAX with Laser, as well as advertising, marketing and commission costs primarily for the launch of new theaters. The level of depreciation expense in a period relative to the prior year is a function of the growth of the theater network and the mix of theater system configurations in the network. For the three months ended June 30, 2021, JRSA gross margin included depreciation expense of $5.5 million, which represents a $0.7 million decrease as compared to $6.2 million recorded in the same period of the prior year. The lower level of depreciation expense in the current period is due, in part, to the effect of lease term extensions entered into with exhibitor customers as a result of the COVID-19 global pandemic, partially offset by incremental depreciation expense associated with a 3% increase in the number of theaters operating under joint revenue sharing arrangements. For the three months ended June 30, 2021, JRSA gross margin includes advertising, marketing and commission costs of $0.3 million, as compared to less than $0.1 million in the same period of the prior year.

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

The following table provides detailed information about the mix of IMAX Theater System installed and recognized during the three months ended June 30, 2021 and 2020:

	For the Three Months Ended June 30,
	2021		2020
(In thousands of U.S. Dollars, except number of systems)	Number of Systems	Revenue	Number of Systems	Revenue
New IMAX Theater Systems:
Sales and sales-types lease arrangements(1)	9	$12,046	2	$1,731
Joint revenue sharing arrangements — hybrid	2	1,026	1	356
Total new IMAX Theater Systems	11	13,072	3	2,087

IMAX Theater System upgrades:
Sales and sales-types lease arrangements	1	1,437	—	—
Total	12	$14,509	3	$2,087

(1)

The arrangement for the sale of an IMAX Theater System includes fixed upfront and ongoing consideration, including indexed annual minimum payment increases over the term of the arrangement, as well as an estimate of the contingent fees that may become due if certain annual minimum box office receipt thresholds are exceeded.

The average revenue per IMAX Theater System under sales and sales-type lease arrangements varies depending upon the number of IMAX Theater System commitments with a single respective exhibitor, an exhibitor’s location and various other factors. The average revenue per full (i.e., not hybrid), new IMAX Theater System under sales and sales-type lease arrangements was $1.3 million for the three months ended June 30, 2021, as compared to $0.9 million during the same period of the prior year.

For the three months ended June 30, 2021, IMAX Technology Sales and Maintenance revenue and gross margin increased by $24.1 million and $15.9 million, respectively, when compared to the same period in the prior year as the pace of theater system installations increased when compared to the prior year and regular maintenance services began to resume with the reopening of theaters as the effects of the COVID-19 pandemic began to subside. See below for separate discussions of IMAX Systems and IMAX Maintenance results for the period.

IMAX Systems

For the three months ended June 30, 2021, IMAX Systems revenue and gross margin increased by $11.4 million and $7.9 million, respectively, when compared to the same period in the prior year. The higher level of revenue and gross margin is the result of seven additional IMAX Theater System installations in the current period due to an increased pace of installations as the effects of the COVID-19 pandemic began to subside.

IMAX Maintenance

For the three months ended June 30, 2021, IMAX Maintenance segment revenues and gross margin increased by $11.2 million and $7.0 million, respectively, when compared to the same period in the prior year, due to the gradual reopening of the IMAX network. In 2020, regular maintenance services were suspended and the associated revenue was not recognized during the period when substantially all of the theaters in the network were temporarily closed due to the COVID-19 global pandemic.

Maintenance margins vary depending on the mix of theater system configurations in the theater network, volume-pricing related to larger relationships and the timing and the date(s) of installation and/or service.

Film Distribution and Post-Production

For the three months ended June 30, 2021, Film Distribution and Post-Production revenues decreased by $1.6 million and gross margin increased by $2.0 million, when compared to the same period in the prior year. The comparison to the prior year period is significantly influenced by $2.2 million of impairment losses recorded in the second quarter of 2020 principally to write-down the carrying value of certain documentary and alternative content film assets due to a decrease in projected box office totals and related revenues. No such impairment losses were recorded in the second quarter of 2021.

Selling, General and Administrative Expenses

For the three months ended June 30, 2021, total Selling, General and Administrative Expenses decreased by $1.0 million (3%), when compared to the same period in 2020. For the three months ended June 30, 2021, Selling, General and Administrative Expenses, excluding the impact of share-based compensation of $6.4 million, were $22.4 million, as compared to $23.3 million in the same period in the prior year, excluding share-based compensation expense of $6.5 million, representing a decrease of $0.9 million (4%). A portion of share-based compensation expense is recognized within Cost and Expenses Applicable to Revenue and Research and Development. (See Note 12 of Notes to Condensed Consolidated Financial Statements.)

For the three months ended June 30, 2021, the Company recognized $2.0 million in benefits from the Canada Emergency Wage Subsidy (“CEWS”) program as reductions to Selling, General and Administrative Expenses ($1.4 million) and Costs and Expenses Applicable to Revenues ($0.6 million) in the Condensed Consolidated Statements of Operations. For the three months ended June 30, 2020, the Company recognized $3.2 million from the CEWS program and the U.S. CARES Act as reductions to Selling, General and Administrative Expenses ($2.9 million) and Costs and Expenses Applicable to Revenues ($0.3 million) in the Condensed Consolidated Statements of Operations. The CEWS program has been extended to September 2021. The Company will continue to review for the availability of additional subsidies and credits for the remaining terms of these programs, where applicable, although there are no guarantees that the Company will ultimately apply for or receive any such additional benefits.

The decrease in second quarter Selling, General and Administrative Expenses versus the prior year is primarily due to a $4.3 million (97%) increase in labor and other costs capitalized to inventory, film assets, and joint venture theater equipment or allocated to costs applicable to revenues, due to the higher level of business activity during current quarter as the effects of the COVID-19 global pandemic began to subside. This factor is partially offset by a $1.5 million decrease in wage subsidies, tax credits and other financial support that the Company is entitled to receive under various COVID-19 relief programs in the countries in which it operates, as well as a higher level of staff and other costs due to a return to a more normal level of business activities.

Research and Development

A significant portion of the Company’s recent research and development efforts have been focused on laser-based projection systems, which the Company believes deliver increased resolution, sharper and brighter images, deeper contrast as well as the widest range of colors available to filmmakers today.

For the three months ended June 30, 2021, Research and Development expenses increased by $1.0 million (79%), when compared to the prior year.

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

In addition, in the second quarter of 2021, the Company used time and resources to work on leveraging and developing technologies and systems to help bring additional interactivity to its theater network, better manage certain of the Company’s internal workflows and better organize and codify certain of the Company’s data.

Credit Loss (Reversal) Expense, Net

For the three months ended June 30, 2021, the Company recorded a reversal of current expected credit losses of $1.9 million, reflecting a reduction to previously recorded provisions for foreign theater and studio receivable balances due to better than anticipated collection experience. For the three months ended June 30, 2020, the Company recorded a provision for current expected credit losses of $1.4 million, which reflected judgments made by management at the onset of the COVID-19 global pandemic regarding the credit quality of Company’s theater and studio related receivable balances. Management’s judgments regarding expected credit losses are based on the facts available to management at the time that the Condensed Consolidated Financial Statements are prepared and involve estimates about the future. Due to the unprecedented nature of the COVID-19 pandemic, its effect on the Company’s customers and their ability to meet their financial obligations to the Company is difficult to predict. As a result, the Company’s judgments and associated estimates of credit losses may ultimately prove, with the benefit of hindsight, to be incorrect. (See Notes 1 and 4 of Notes to Condensed Consolidated Financial Statements.)

Legal Judgment and Arbitration Awards

In the second quarter of 2021, the Company recorded a $1.8 million benefit within Legal Judgment and Arbitration Awards as a result of the settlement of the Giencourt matter, as discussed in Note 8(b)(ii) of Notes to Condensed Consolidated Financial Statements. There was no comparable amount recorded during the same period of the prior year.

Realized and Unrealized Investment Gains

In the first quarter of 2019, IMAX China (Hong Kong), Limited, a wholly-owned subsidiary of IMAX China, entered into a cornerstone investment agreement with Maoyan Entertainment (“Maoyan”) and purchased equity securities for $15.2 million. In February 2021, IMAX China (Hong Kong), Limited sold all of its shares of Maoyan. Prior to this sale, the Company accounted for its investment in Maoyan at fair value with any changes in fair value recorded to the Condensed Consolidated Statements of Operations. For the three months ended June 30, 2020, the fair value of the Company’s investment in Maoyan experienced an unrealized gain of $2.0 million.

Income Taxes

For the three months ended June 30, 2021, the Company recorded income tax expense of $1.9 million (2020 — income tax benefit of $10.2 million). The Company’s effective tax rate for the three months ended June 30, 2021 of (46.7)% differs from the Canadian statutory tax rate of 26.2% primarily due to the fact that the company recorded an additional $3.0 million valuation allowance against deferred tax assets in jurisdictions where management could not reliably forecast that future tax liabilities would arise, principally due to the uncertainties around the long-term impact of the COVID-19 global pandemic. Accordingly, the tax benefit associated with the current period losses in these jurisdictions is not ultimately reflected in the Company’s Condensed Consolidated Statements of Operations. Also impacting the Company’s effective tax rate for the three months ended June 30, 2021 are jurisdictional tax rate differences.

In the first quarter of 2020, management completed a reassessment of its strategy with respect to the most efficient means of deploying the Company’s capital resources globally. Based on the results of this reassessment, management concluded that the historical earnings of certain foreign subsidiaries in excess of amounts required to sustain business operations would no longer be indefinitely reinvested. As a result, the Company recognized a deferred tax liability of $19.7 million in the first quarter of 2020 for the estimated applicable foreign withholding taxes associated with these historical earnings, which will become payable upon the repatriation of any such earnings. In the second quarter of 2020, the estimate of the applicable foreign withholding taxes was reduced by $1.2 million to $18.5 million due to a reduction in the amount of distributable historical earnings. In the first quarter of 2021, the applicable foreign withholding taxes was increased by $0.5 million due to an increase in the amount of distributable historical earnings.

(See Note 11 of Notes to Condensed Consolidated Financial Statements.)

Non-Controlling Interests

The Company’s Condensed Consolidated Financial Statements primarily include the non-controlling interest in the net income (loss) of IMAX China, as well as the impact of non-controlling interests in the activity of its Original Film Fund subsidiary. For the three months ended June 30, 2021, the net income attributable to non-controlling interests of the Company’s subsidiaries was $3.1 million (2020 — net loss of $(4.1) million).

Results of Operations for the Six Months Ended June 30, 2021 and June 30, 2020

For the six months ended June 30, 2021, the Company reported a net loss attributable to common shareholders of $(24.1) million, or $(0.41) per diluted share, as compared to a net loss attributable to common shareholders of $(75.3) million, or $(1.26) per diluted share, for the same period in 2020.

For the six months ended June 30, 2021, the Company reported an adjusted net loss attributable to common shareholders* of $(21.8) million, or $(0.37) per diluted share*, as compared to an adjusted net loss attributable to common shareholders* of $(54.8) million, or $(0.92) per diluted share*, for the same period in 2020.

The following table presents the Company’s revenue and gross margin (margin loss) by category and reportable segment for the six months ended June 30, 2021 and 2020:

	Revenue		Gross Margin (Margin Loss)
(In thousands of U.S. dollars)	2021	2020	2021	2020
IMAX Technology Network
IMAX DMR	$23,737	$11,175	$15,112	$4,413
Joint Revenue Sharing Arrangements, contingent rent	16,221	5,834	3,673	(8,119)
	39,958	17,009	18,785	(3,706)
IMAX Technology Sales and Maintenance
IMAX Systems(1)	21,881	10,237	13,560	5,826
Joint Revenue Sharing Arrangements, fixed fees	2,740	1,139	503	227
IMAX Maintenance	20,141	7,370	8,898	(1,149)
Other Theater Business(2)	920	954	205	46
	45,682	19,700	23,166	4,950
New Business Initiatives	1,316	1,110	1,092	873
Film Distribution and Post-Production	2,403	5,676	581	(3,331)
Sub-total	89,359	43,495	43,624	(1,214)
Other	350	262	(740)	(1,388)
Total	$89,709	$43,757	$42,884	$(2,602)

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

Revenues and Gross Margin

During the six months ended June 30, 2020, due to the outbreak of the COVID-19 global pandemic, substantially all of the theaters in the IMAX network were closed for some period of the time, with the theaters in Greater China closing in late-January 2020 and the remainder of the Company’s theaters closing in mid-to-late March 2020. Since that time, stay-at-home orders and capacity restrictions have been lifted in many key markets and movie theaters throughout the IMAX network have gradually reopened. As of June 30, 2021, 89% of the theaters in the global IMAX commercial multiplex network were open, including 93% of the theaters in Domestic theaters (i.e., United States and Canada), 90% of the theaters in Greater China and 75% of the theaters in Rest of World markets. As a result, GBO receipts generated by IMAX DMR films and joint revenue sharing arrangements increased during the current year-to-date period, leading to improvement in the Company’s segment results, when compared to the prior year. See the captioned sections below for a discussion of the Company’s segment results.

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

For the six months ended June 30, 2021, IMAX Technology Network revenues and gross margin increased $22.9 million and $22.5 million, respectively, when compared to the same period in 2020. See below for separate discussions of IMAX DMR and JRSA contingent rent results for the period.

IMAX DMR

For the six months ended June 30, 2021, IMAX DMR revenues and gross margin increased by $12.6 million and $10.7 million, respectively, when compared to the same period in 2020. These increases are primarily due to a $120.9 million increase in GBO receipts generated by IMAX DMR films during the six months ended June 30, 2021, from $97.9 million to $218.8 million. During the six months ended June 30, 2021, GBO was generated by the exhibition of 32 films (26 new and 6 carryovers), including 12 local language films in China and Japan, and the re-release of classic titles. During the six months ended June 30, 2020, GBO was generated by the exhibition of 14 films (10 new and 4 carryovers) and the re-release of classic titles.

In addition to the level of revenues, IMAX DMR gross margin is also influenced by the costs associated with the films exhibited in the period, and can vary from period-to-period, particularly with respect to marketing expenses. For the six months ended June 30, 2021, marketing expenses were $2.6 million, as compared to $2.4 million during the same period of 2020.

Joint Revenue Sharing Arrangements – Contingent Rent

For the six months ended June 30, 2021, JRSA contingent rent revenue and gross margin increased by $10.4 million and $11.8 million, respectively, when compared to the same period in 2020. These increases are largely due to a $79.9 million increase in GBO generated by theaters under joint revenue sharing arrangements during the six months ended June 30, 2021, from $45.6 million to $125.5 million.

In addition to the level of revenues, JRSA contingent rent margin is also influenced by the level of costs associated with such arrangements, such as depreciation expense related to the underlying theater systems and costs incurred to upgrade theater systems from digital xenon to IMAX with Laser, as well as advertising, marketing and commission costs primarily for the launch of new theaters. The level of depreciation expense in a period relative to the prior year is a function of the growth of the theater network and the mix of theater system configurations in the network. For the six months ended June 30, 2021, JRSA gross margin included depreciation expense of $11.3 million, which represents a $1.9 million decrease when compared to the same period of the prior year. The lower level of depreciation expense in the current period is due, in part, to the effect of lease term extensions entered into with exhibitor customers as a result of the COVID-19 global pandemic, partially offset by incremental depreciation expense associated with a 3% increase in the number of theaters operating under joint revenue sharing arrangements. For the six months ended June 30, 2021, JRSA gross margin includes advertising, marketing and commission costs of $1.1 million, as compared to $0.6 million in the same period of the prior year.

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

The following table provides detailed information about the mix of IMAX Theater System installed and recognized during the six months ended June 30, 2021 and 2020:

	For the Six Months Ended June 30,
	2021		2020
(In thousands of U.S. Dollars, except number of systems)	Number of Systems	Revenue	Number of Systems	Revenue
New IMAX Theater Systems:
Sales and sales-types lease arrangements(1)	11	$15,025	4	$3,731
Joint revenue sharing arrangements — hybrid	4	2,530	2	1,126
Total new IMAX Theater Systems	15	17,555	6	4,857

IMAX Theater System upgrades:
Joint revenue sharing arrangements — hybrid	1	775	—	—
Sales and sales-types lease arrangements	1	1,437	—	—
Total upgraded IMAX Theater Systems	2	2,212	—	—

Total	17	$19,767	6	$4,857

(1)

The arrangement for the sale of an IMAX Theater System includes fixed upfront and ongoing consideration, including indexed annual minimum payment increases over the term of the arrangement, as well as an estimate of the contingent fees that may become due if certain annual minimum box office receipt thresholds are exceeded.

The average revenue per IMAX Theater System under sales and sales-type lease arrangements varies depending upon the number of IMAX Theater System commitments with a single respective exhibitor, an exhibitor’s location and various other factors. The average revenue per full (i.e., not hybrid), new IMAX Theater System under sales and sales-type lease arrangements was $1.4 million for the six months ended June 30, 2021, as compared to $0.9 million during the same period of the prior year.

For the six months ended June 30, 2021, IMAX Technology Sales and Maintenance revenue and gross margin increased by $26.0 million and $18.2 million, respectively, when compared to the same period of the prior year as the pace of theater system installations increased when compared to the prior year and regular maintenance services began to resume with the reopening of theaters as the effects of the COVID-19 pandemic began to subside. See below for separate discussions of IMAX Systems and IMAX Maintenance results for the period.

IMAX Systems

For the six months ended June 30, 2021, IMAX Systems revenue and gross margin increased $11.6 million and $7.7 million, respectively, when compared to the same period of the prior year. The higher level of revenue and gross margin is the result of seven additional IMAX Theater System installation in the current period due to an increased pace of theater system installations as the effects of the COVID-19 pandemic began to subside.

IMAX Maintenance

For the six months ended June 30, 2021, IMAX Maintenance segment revenues and gross margin increased by $12.8 million and $10.0 million, respectively, when compared to the same period of the prior year, due to the gradual reopening of the IMAX network. In 2020, regular maintenance services were suspended and the associated revenue was not recognized during the period when theaters in the network were temporarily closed due to the COVID-19 global pandemic.

Maintenance margins vary depending on the mix of theater system configurations in the theater network, volume-pricing related to larger relationships and the timing and the date(s) of installation and/or service.

Film Distribution and Post-Production

For the six months ended June 30, 2021, Film Distribution and Post-Production revenues decreased by $3.3 million and gross margin increased by $3.9 million, when compared to the same period of the prior year. The comparison to the prior year period is significantly influenced by $4.5 million of impairment losses recorded during the six months ended June 30, 2020 principally to write-down the carrying value of certain documentary and alternative content film assets due to a decrease in projected box office totals and related revenues. No such impairment losses were recorded during the six months ended June 30, 2021.

Selling, General and Administrative Expenses

For the six months ended June 30, 2021, total Selling, General and Administrative Expenses decreased by $4.4 million (8%), when compared to the same period in 2020. For the six months ended June 30, 2021, Selling, General and Administrative Expenses, excluding the impact of share-based compensation of $11.3 million, were $42.7 million, as compared to $48.3 million in the same period of the prior year, excluding share-based compensation expense of $10.2 million, representing a decrease of $5.6 million (12%). A portion of share-based compensation expense is recognized within Cost and Expenses Applicable to Revenue and Research and Development. (See Note 12 of Notes to Condensed Consolidated Financial Statements.)

For the six months ended June 30, 2021, the Company recognized $3.5 million in benefits from CEWS program as reductions to Selling, General and Administrative Expenses ($2.6 million) and Costs and Expenses Applicable to Revenues ($0.9 million) in the Condensed Consolidated Statements of Operations. For the six months ended June 30, 2020, the Company recognized $3.2 million from the CEWS program and the U.S. CARES Act as reductions to Selling, General and Administrative Expenses ($2.9 million) and Costs and Expenses Applicable to Revenues ($0.3 million) in the Condensed Consolidated Statements of Operations. The CEWS program has been extended to September 2021. The Company will continue to review for the availability of additional subsidies and credits for the remaining terms of these programs, where applicable, although there are no guarantees that the Company will ultimately apply for or receive any such additional benefits.

The decrease in June year-to-date Selling, General and Administrative Expenses versus the prior year is primarily due to management’s cost control efforts and lower business activity amidst the COVID-19 global pandemic resulting in lower staff costs, travel, and facilities related expenses, among others. In response to uncertainties associated with the COVID-19 global pandemic, management is continuing to take steps to preserve the Company’s cash and liquidity by closely monitoring and controlling operating expenses and capital expenditures.

Research and Development

A significant portion of the Company’s recent research and development efforts have been focused on IMAX with Laser, the Company’s laser-based projection systems, which the Company believes deliver increased resolution, sharper and brighter images, deeper contrast as well as the widest range of colors available to filmmakers today. To a lesser extent, the Company’s recent research and development efforts have also focused on image enhancement technology.

For the six months ended June 30, 2021, Research and Development expenses increased by $0.2 million (7%), when compared to the prior year.

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

In addition, during the six months ended June 30, 2021, the Company used time and resources to work on leveraging and developing technologies and systems to help bring additional interactivity to its theater network, better manage certain of the Company’s internal workflows and better organize and codify certain of the Company’s data.

Credit Loss (Reversal) Expense, Net

For the six months ended June 30, 2021, the Company recorded a reversal of current expected credit losses of $1.6 million, reflecting a reduction to previously recorded provisions for foreign theater and studio receivable balances due to better than anticipated collection experience. For the six months ended June 30, 2020, the Company recorded a provision for current expected credit losses of $11.7 million, which reflected judgments made by management at the onset of the COVID-19 global pandemic regarding the credit quality of Company’s theater and studio related receivable balances. Management’s judgments regarding expected credit losses are based on the facts available to management at the time that the Condensed Consolidated Financial Statements are prepared and involve estimates about the future. Due to the unprecedented nature of the COVID-19 pandemic, its effect on the Company’s customers and their ability to meet their financial obligations to the Company is difficult to predict. As a result, the Company’s judgments and associated estimates of credit losses may ultimately prove, with the benefit of hindsight, to be incorrect. (See Notes 1 and 4 of Notes to Condensed Consolidated Financial Statements.)

Asset Impairments

For the six months ended June 30, 2020, the Company recorded asset impairments of $1.2 million principally related to the write-down of content-related assets which became impaired in the period. There were no such impairments recorded during the six months ended June 30, 2021.

Legal Judgment and Arbitration Awards

In the six months ended June 30, 2021, the Company recorded a $1.8 million benefit within Legal Judgment and Arbitration Awards as a result of the settlement of the Giencourt matter, as discussed in Note 8(b)(ii) of Notes to Condensed Consolidated Financial Statements. There was no comparable amount recorded during the same period of the prior year.

Realized and Unrealized Investment Gains (Losses)

In the first quarter of 2019, IMAX China (Hong Kong), Limited, a wholly-owned subsidiary of IMAX China, entered into a cornerstone investment agreement with Maoyan Entertainment (“Maoyan”) and purchased equity securities for $15.2 million. In February 2021, IMAX China (Hong Kong), Limited sold all of its 7,949,000 shares of Maoyan for gross proceeds of $17.8 million, which represents a $2.6 million gain relative to the Company’s acquisition cost and a $5.2 million gain compared to the fair value of the investment as of December 31, 2020. Prior to this sale, the Company accounted for its investment in Maoyan at fair value with any changes in fair value recorded to the Condensed Consolidated Statements of Operations. For the six months ended June 30, 2020, the fair value of the Company’s investment in Maoyan experienced an unrealized loss of $2.5 million.

Interest Expense

For the six months ended June 30, 2021, interest expense was $4.0 million, as compared to $2.2 million during the same period of the prior year. The increase in interest expense versus the same period of the prior year is due to a higher level of indebtedness coupled with a higher interest rate applicable during the designated amendment period. (See Note 7 of Notes to Condensed Consolidated Financial Statements.)

Income Taxes

For the six months ended June 30, 2021, the Company recorded income tax expense of $5.0 million (2020 — $5.3 million). The Company’s effective tax rate for the six months ended June 30, 2021 of (43.2)% differs from the Canadian statutory tax rate of 26.2% primarily due to the fact that the Company recorded an additional $10.0 million valuation allowance against deferred tax assets in jurisdictions where management could not reliably forecast that future tax liabilities would arise, principally due to the uncertainties around the long-term impact of the COVID-19 global pandemic. Accordingly, the tax benefit associated with the current period losses in these jurisdictions is not ultimately reflected in the Company’s Condensed Consolidated Statements of Operations. Also impacting the Company’s effective tax rate for the six months ended June 30, 2021 are jurisdictional tax rate differences, including a difference related to the gain on the sale of the Maoyan investment (see “Realized and Unrealized Investment Gains (Losses)” above) and a change in the estimated contingent liabilities related to the potential resolution of various tax examinations.

In the first quarter of 2020, management completed a reassessment of its strategy with respect to the most efficient means of deploying the Company’s capital resources globally. Based on the results of this reassessment, management concluded that the historical earnings of certain foreign subsidiaries in excess of amounts required to sustain business operations would no longer be indefinitely reinvested. As a result, the Company recognized a deferred tax liability of $19.7 million in the first quarter of 2020 for the estimated applicable foreign withholding taxes associated with these historical earnings, which will become payable upon the repatriation of any such earnings. In the second quarter of 2020, the estimate of the applicable foreign withholding taxes was reduced by $1.2 million to $18.5 million due to a reduction in the amount of distributable historical earnings. In the first quarter of 2021, the applicable foreign withholding taxes was increased by $0.5 million due to an increase in the amount of distributable historical earnings.

(See Note 11 of Notes to Condensed Consolidated Financial Statements.)

Non-Controlling Interests

The Company’s Condensed Consolidated Financial Statements primarily include the non-controlling interest in the net income (loss) of IMAX China, as well as the impact of non-controlling interests in the activity of its Original Film Fund subsidiary. For the six months ended June 30, 2021, the net income attributable to non-controlling interests of the Company’s subsidiaries was $7.4 million (2020 — net loss of $(14.1) million).

CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020

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

For the six months ended June 30, 2021, net cash used in the Company’s operating activities totaled $17.0 million, as compared to net cash used in operating activities of $20.9 million in the same period of the prior year. For the six months ended June 30, 2021, the net cash used in the Company’s operating activities is principally due to an increase in Accounts Receivable of $11.0 million as a result of theaters reopening amidst the early stages of recovery from the COVID-19 global pandemic, as well as a $9.5 million payment made in the second quarter of 2021 in connection with the settlement of the Giencourt matter, as discussed in Note 8(b)(ii) of Notes to Condensed Consolidated Financial Statements, and the settlement of other payables. For the six months ended June 30, 2020, the net cash outflow from operating activities was principally due to the significant decrease in the Company’s revenue and earnings as a result of the COVID-19 global pandemic. In addition, the Company experienced a slowdown in manufacturing, shipments and installation of IMAX Theater Systems at customer sites, resulting in an increase in Inventories. These cash outflows were partially offset by a $37.0 million decrease in Accounts Receivable.

Investing Activities

For the six months ended June 30, 2021, net cash provided by investing activities totaled $11.4 million, as compared to net cash used in investing activities of $5.7 million in the same period of the prior year. For the six months ended June 30, 2021, the net cash provided by investing activities is primarily driven by $17.8 million in cash proceeds received from the sale of the Company’s investment in Maoyan in the first quarter of 2021 (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Realized and Unrealized Investment Gains (Losses)”). This cash inflow is partially offset by $2.4 million invested in equipment to be used in the Company’s joint revenue sharing arrangements with exhibitors (2020 — $3.9 million), $2.6 million of intangible assets acquired, principally related to the purchase or development of software (2020 — $1.2 million), and $1.4 million for the purchase of property, plant and equipment (2020 — $0.6 million). Based on management’s current operating plan for 2021, the Company expects to continue to use cash to deploy additional IMAX Theater Systems under joint revenue sharing arrangements.

Capital expenditures, including the Company’s investment in joint revenue sharing equipment, purchase of property, plant and equipment, other intangible assets and investments in film assets were $12.2 million for the six months ended June 30, 2021, as compared to $9.8 million for the six months ended June 30, 2020.

Financing Activities

For the six months ended June 30, 2021, net cash used in financing activities totaled $96.6 million, as compared to $235.7 million provided by financing activities in the same period of the prior year. For the six months ended June 30, 2021, the net cash used in financing activities is principally due to $296.6 million in net repayments of revolving credit facility borrowings, which were funded in part with a portion of the $223.7 million in net proceeds received from the issuance of the Convertible Notes (as defined in “Liquidity and Capital Resources”). The net cash used in financing activities for the current period is also the result of the $19.1 million purchase of capped calls related to the Convertible Notes. (See Note 7 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 for additional information on the issuance of the Convertible Notes and the related capped call transactions.)

For the six months ended June 30, 2020, net cash provided by financing activities totaled $235.7 million and was principally due to $280.2 million in Credit Facility borrowings drawn in the period, partially offset by $36.6 million paid to repurchase common shares under the Company’s share repurchase program.

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

In the first quarter of 2020, in response to uncertainties associated with the outbreak of the COVID-19 global pandemic and its impact on the Company’s business, the Company drew down $280.0 million in available borrowing capacity under the Credit Facility, resulting in total outstanding borrowings of $300.0 million, which remained outstanding as of December 31, 2020. During the six months ended June 30, 2021, the Company completely repaid the $300.0 million of Credit Facility borrowings, using cash on hand following the issuance of the Convertible Notes (as discussed below). Accordingly, as of June 30, 2021, there were no outstanding borrowings under the Credit Facility. As of June 30, 2021 and December 31, 2020, the Company did not have any letters of credit or advance payment guarantees outstanding under the Credit Facility.

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

On March 15, 2021, the Company entered into the Second Amendment to the Credit Agreement (as previously amended by the First Amendment to the Credit Agreement, dated as of June 10, 2020), (collectively, the “Amendments”). The Amendments, among other things, (i) suspend the Senior Secured Net Leverage Ratio covenant through the first quarter of 2022, (ii) re-establish the Senior Secured Net Leverage Ratio covenant thereafter, provided that for subsequent quarters that such covenant is tested, as applicable, the Company will be permitted to use its quarterly EBITDA (as defined in the Credit Agreement) from the third and fourth quarters of 2019 in lieu of EBITDA for the corresponding quarters of 2021, (iii) add a $75.0 million minimum liquidity covenant measured at the end of each calendar month, (iv) restrict the Company’s ability to make certain restricted payments, dispositions and investments, create or assume liens and incur debt that would otherwise have been permitted by the Credit Agreement and (v) permit the issuance of the Convertible Notes (as discussed below) and related transactions, including the capped call transactions, or other unsecured debt, in an amount not to exceed $290.0 million. The modifications to the negative covenants, the minimum liquidity covenant and modifications to certain other provisions in the Credit Agreement pursuant to the Amendments are effective until the earlier of the delivery of the compliance certificate for the fourth quarter of 2022 or the date on which the Company, in its sole discretion, elects to calculate its compliance with the Senior Secured Net Leverage Ratio by using either its actual EBITDA or annualized EBITDA (the “Designated Period”). As of June 30, 2021, the Company was in compliance with all of its requirements under the Credit Agreement, as amended.

Borrowings under the Credit Facility bear interest, at the Company’s option, at (i) LIBOR plus a margin ranging from 1.00% to 1.75% per annum; or (ii) the U.S. base rate plus a margin ranging from 0.25% to 1.00% per annum, in each case depending on the Company’s Total Leverage Ratio (as defined in the Credit Agreement); provided, however, that from the effective date of the First Amendment to the Credit Agreement until the Company delivers a compliance certificate under the Credit Facility following the end of the Designated Period, the applicable margin for LIBOR borrowings will be 2.50% per annum and the applicable margin for U.S. base rate borrowings will be 1.75% per annum. The effective interest rate for the three and six months ended June 30, 2021 was 2.63% and 2.64%, respectively (2020 ― 1.83% and 1.86%, respectively).

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

Working Capital Facility

On July 1, 2021, IMAX (Shanghai) Multimedia Technology Co., Ltd. (“IMAX Shanghai”), one of the Company’s majority-owned subsidiaries in China, renewed its unsecured revolving facility for up to 200.0 million Chinese Renminbi (“RMB”) (approximately $30.9 million) to fund ongoing working capital requirements (the “Working Capital Facility”). The Working Capital Facility expires in July 2022.

As of June 30, 2021, outstanding Working Capital Facility borrowings were RMB 71.2 million ($11.0 million) and outstanding letters of guarantee were RMB 2.4 million ($0.4 million). As of December 31, 2020, outstanding Working Capital Facility borrowings were RMB 49.9 million ($7.6 million) and no letters of guarantee were issued. As of June 30, 2021, the amount available for future borrowings under the Working Capital Facility was RMB 118.8 million ($18.4 million) and the amount available for letters of guarantee was RMB 7.6 million ($1.1 million). The amount available for future borrowings under the Working Capital Facility is not subject to a standby fee. The effective interest rate for borrowings under the Working Capital Facility for the three and six months ended June 30, 2021 was 4.35% (2020 ― 4.35%).

Wells Fargo Foreign Exchange Facility

Within the Credit Facility, the Company is able to enter into foreign currency forward contracts and/or other swap arrangements. As of June 30, 2021, the net unrealized gain on the Company’s outstanding foreign currency forward contracts was $0.9 million, representing the amount by which the fair value of these forward contracts exceeded their notional value (December 31, 2020 ― $2.0 million). As of June 30, 2021, the notional value of the Company’s outstanding foreign currency forward contracts was $13.7 million (December 31, 2020 ― $31.9 million).

NBC Facility

On October 28, 2019, the Company entered into a $5.0 million facility with the National Bank of Canada (the “NBC Facility”) fully insured by Export Development Canada for use solely in conjunction with the issuance of performance guarantees and letters of credit. The Company did not have any letters of credit or advance payment guarantees outstanding as of June 30, 2021 and December 31, 2020 under the NBC Facility.

Convertible Notes

On March 19, 2021, the Company issued $230.0 million of 0.500% Convertible Senior Notes due 2026 (the “Convertible Notes”) in a private placement conducted pursuant to Rule 144A under the Securities Act of 1933, as amended. The net proceeds from the issuance of the Convertible Notes were $223.7 million, after deducting the initial purchasers’ discounts and commissions. In addition, the Company incurred $1.2 million of debt issuance costs associated with the Convertible Notes. The Company used a portion of the net proceeds from the issuance of the Convertible Notes to make a partial repayment of outstanding Credit Facility borrowings (as discussed above), and is using the remainder for working capital or other general corporate purposes.

The Convertible Notes are senior unsecured obligations of the Company and bear interest at a rate of 0.500% per annum on the principal thereof, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2021. The Convertible Notes will mature on April 1, 2026, unless they are redeemed or repurchased by the Company or converted on an earlier date.

Holders of the Convertible Notes have the right to convert their Convertible Notes in certain circumstances and during specified periods. Before January 1, 2026, holders of the Convertible Notes have the right to convert their Convertible Notes only upon the occurrence of certain events. From and after January 1, 2026, holders of the Convertible Notes may convert their Convertible notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. Upon conversion, the Company will pay or deliver, as applicable, cash or a combination of cash (in an amount no less than the principal amount of the Convertible Notes being converted) and common shares, at its election, based on the applicable conversion rates. The initial conversion rate is 34.7766 common shares per $1,000 principal amount of Convertible Notes, which represents an initial conversion price of approximately $28.75 per common share, and is subject to adjustment upon the occurrence of certain events.

The Convertible Notes are redeemable, in whole or in part, at the Company’s option at any time, and from time to time, on or after April 6, 2024 and on or before the 40th scheduled trading day immediately before the maturity date, at a cash redemption price equal to the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest, if any, but only if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price for a specified period of time. In addition, calling any Convertible Notes for redemption will constitute a “make-whole fundamental change” with respect to such notes, in which case the conversion rate applicable to the conversion of such notes will be increased in certain circumstances if such notes are converted after they are called for redemption.

In addition, upon the occurrence of a “fundamental change” (as defined below), holders may require the Company to repurchase their Convertible Notes at a cash repurchase price equal to the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest, if any. Subject to the terms and conditions of the indenture governing the Convertible Notes, a “fundamental change” means, among other things, an event resulting in (i) a change of control, (ii) a transfer of all or substantially all of the assets of the Company, (iii) a merger, (iv) liquidation or dissolution of the Company, (v) or delisting of the Company’s common shares from a national securities exchange.

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

Assessment of Liquidity and Capital Requirements

As of June 30, 2021, the Company’s principal sources of liquidity included: (i) its balances of cash and cash equivalents ($214.1 million); (ii) the anticipated collection of trade accounts receivable, which includes amounts owed under joint revenue sharing arrangements and DMR agreements with movie studios; (iii) the anticipated collection of financing receivables due in the next 12 months; and (iv) installment payments expected in the next 12 months on its existing sales and sales and sales-type lease arrangements in backlog. In addition, as of June 30, 2021, the Company had $300.0 million in available borrowing capacity under the Credit Facility and $18.4 million in available borrowing capacity under the Working Capital Facility, as described above.

The Company’s $214.1 million balance of cash and cash equivalents as of June 30, 2021 includes $118.5 million in cash held outside of Canada (December 31, 2020 — $89.9 million), of which $94.2 million was held in the People’s Republic of China (the “PRC”) (December 31, 2020 — $77.2 million). In the first quarter of 2020, management completed a reassessment of its strategy with respect to the most efficient means of deploying the Company’s capital resources globally. Based on the results of this reassessment, management concluded that the historical earnings of certain foreign subsidiaries in excess of amounts required to sustain business operations would no longer be indefinitely reinvested. As of June 30, 2021, the Company’s Condensed Consolidated Balance Sheets include a deferred tax liability of $19.7 million for the applicable foreign withholding taxes associated with these historical earnings, which will become payable upon the repatriation of any such earnings.

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

The impact of the COVID-19 global pandemic has resulted in significantly lower levels of revenues, earnings and operating cash flows for the Company during 2020 and through the end of the second quarter of 2021, when compared to periods prior to the onset of the pandemic, as GBO results from the Company’s theater customers declined significantly, the installation of certain theater systems was delayed, and maintenance services were generally suspended for theaters that were closed. In addition, as a result of the financial difficulties faced by certain of the Company’s exhibition customers arising out of pandemic-related closures, the Company has experienced and may continue to experience delays in collecting payments due under existing theater sale or lease arrangements. The Company has provided temporary relief to certain exhibitor customers by waiving or reducing maintenance fees during periods when theaters are closed or operating with reduced capacities and, in certain situations, by providing extended payment terms on annual minimum payment obligations in exchange for a corresponding or longer extension of the term of the underlying sale or lease arrangement. However, with approximately 89% of the Company’s global theater network open as of June 30, 2021, GBO receipts generated by IMAX DMR films and joint revenue sharing arrangements increased in the current quarter and year-to-date periods, leading to improvement in the Company’s results, when compared to the prior year periods covered by this report.

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

CONTRACTUAL OBLIGATIONS

Payments to be made by the Company under contractual obligations as of June 30, 2021 are as follows:

	Payments Due by Period
(In thousands of U.S. Dollars)	Total Obligation	Less Than One Year	1 to 3 years	3 to 5 years	Thereafter
Purchase obligations(1)	$33,371	$32,727	$616	$—	$28
Pension obligations(2)	20,298	—	20,298	—	—
Operating lease obligations(3)	20,280	3,409	5,260	4,253	7,358
Working Capital Facility(4)	11,017	11,017	—	—	—
Convertible Notes(5)	235,750	1,150	2,300	2,300	230,000
Postretirement benefits obligations	3,297	129	272	280	2,616
	$324,013	$48,432	$28,746	$6,833	$240,002

(1)	Represents total payments to be made under binding commitments with suppliers and outstanding payments to be made for supplies ordered, but yet to be invoiced.
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

(3)	Represents total minimum annual rental payments due under the Company’s operating leases, which almost entirely consist of rent at the Company’s leased office space in New York.
(4)	On July 1, 2021, IMAX Shanghai renewed the Working Capital Facility through July 2022.
(5)

The Convertible Notes bear interest at a rate of 0.500% per annum on the principal of $230.0 million, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2021. The Convertible Notes will mature on April 1, 2026, unless earlier repurchased, redeemed or converted.

Pension and Postretirement Obligations

The Company has an unfunded defined benefit pension plan, the SERP, covering the Company’s CEO, Mr. Gelfond. Under the terms of the SERP, if Mr. Gelfond’s employment is terminated other than for cause (as defined in his employment agreement), he is entitled to receive SERP benefits in the form of a lump sum payment. SERP benefit payments to Mr. Gelfond are subject to a deferral of six months after the termination of his employment, at which time Mr. Gelfond will be entitled to receive interest on the deferred amount credited at the applicable federate rate for short-term obligations. Pursuant to an amendment to his employment agreement dated November 1, 2019, the term of Mr. Gelfond’s employment was extended through December through December 31, 2022, although Mr. Gelfond has not informed the Company that he intends to retire at that time. Under the terms of this amendment to his employment agreement, the total benefit payable to Mr. Gelfond under the SERP has been fixed at $20.3 million. As of June 30, 2021, the Company’s Condensed Consolidated Balance Sheets include the present value of the related SERP benefit obligation of approximately $20.2 million recorded within Accrued and Other Liabilities (December 31, 2020 — $20.1 million).

The Company has a postretirement plan to provide health and welfare benefits to Canadian employees meeting certain eligibility requirements. As of June 30, 2021, the Company’s Condensed Consolidated Balance Sheets include an unfunded benefit obligation of $1.9 million within Accrued and Other Liabilities related to this plan (December 31, 2020 — $1.9 million).

In July 2000, the Company agreed to maintain health benefits for Messrs. Gelfond and Bradley J. Wechsler, the Company’s former Co-CEO and former Chairman of its Board of Directors, upon retirement. As of June 30, 2021, the Company’s Condensed Consolidated Balance Sheets include an unfunded benefit obligation of $0.7 million within Accrued and Other Liabilities (December 31, 2020 — $0.7 million). Mr. Wechsler retired from the Company’s Board of Directors on June 9, 2021. The Company will maintain Mr. Wechsler’s current health benefits through December 31, 2021, and thereafter will provide him with Medicare supplemental coverage.

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

As of June 30, 2021, the benefit obligation related to the Retirement Plan was $3.7 million (December 31, 2020 — $3.7 million) and is recorded on the Company’s Condensed Consolidated Balance Sheets within Accrued and Other Liabilities. As the Retirement Plan is fully vested, the benefit obligation is measured at the present value of the benefits expected to be paid in the future with the accretion of interest recognized in the Condensed Consolidated Statements of Operations within Retirement Benefits Non-Service Expenses.

The Retirement Plan is funded by an investment in company-owned life insurance (“COLI”), which is recorded at its fair value on the Company’s Condensed Consolidated Balance Sheets within Prepaid Expenses. As of June 30, 2021, fair value of the COLI asset was $3.2 million (December 31, 2020 — $3.2 million). Gains and losses resulting from changes in the cash surrender value of the COLI asset are recognized in the Condensed Consolidated Statements of Operations within Realized and Unrealized Investment Gains (Losses).

OFF-BALANCE SHEET ARRANGEMENTS

There are currently no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on the Company’s financial condition.

NON-GAAP FINANCIAL MEASURES

GAAP refers to generally accepted accounting principles in the United States of America. In this report, the Company presents financial measures in accordance with GAAP and also on a non-GAAP basis under the SEC regulations. Specifically, the Company presents the following non-GAAP financial measures as supplemental measures of its performance:

•	Adjusted net loss attributable to common shareholders;

•	Adjusted net loss attributable to common shareholders per basic and diluted share;

•	EBITDA; and

•	Adjusted EBITDA per Credit Facility.

Adjusted net loss attributable to common shareholders and adjusted net loss attributable to common shareholders per basic and diluted share exclude, where applicable: (i) share-based compensation; (ii) COVID-19 government relief benefits; (iii) legal judgment and arbitration awards; (iv) realized and unrealized investment gains, as well as the related tax impact of these adjustments, and (v) income taxes resulting from management’s decision to no longer indefinitely reinvest the historical earnings of certain foreign subsidiaries.

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

Reconciliations of net loss attributable to common shareholders and the associated per share amounts to adjusted net loss attributable to common shareholders and adjusted net loss attributable to common shareholders per diluted share are presented in the tables below.

	Three Months Ended		Three Months Ended
	June 30, 2021		June 30, 2020
(In thousands of U.S. Dollars, except per share amounts)	Net Loss	Per Share	Net Loss	Per Share
Reported net loss attributable to common shareholders	$(9,211)	$(0.16)	$(25,967)	$(0.44)
Adjustments(1):
Share-based compensation	6,451	0.11	6,168	0.10
COVID-19 government relief benefits(2)	(1,981)	(0.03)	(3,151)	(0.05)
Legal judgment and arbitration awards	(1,770)	(0.03)	—	—
Unrealized investment gains	(33)	—	(1,413)	(0.02)
Tax impact on items listed above	(428)	(0.01)	(857)	(0.01)
Income taxes resulting from management's decision to no longer indefinitely reinvest the historical earnings of certain foreign subsidiaries	—	—	(841)	(0.02)
Adjusted net loss(1)	$(6,972)	$(0.12)	$(26,061)	$(0.44)

Weighted average basic shares outstanding		59,367		58,808
Weighted average diluted shares outstanding		59,367		58,808

	Six Months Ended		Six Months Ended
	June 30, 2021		June 30, 2020
(In thousands of U.S. dollars, except per share amounts)	Net Loss	Per Share	Net Loss	Per Share
Reported net loss attributable to common shareholders	$(24,051)	$(0.41)	$(75,321)	$(1.26)
Adjustments(1):
Share-based compensation	11,799	0.20	10,243	0.17
COVID-19 government relief benefits(3)	(3,465)	(0.06)	(3,151)	(0.05)
Legal judgment and arbitration awards	(1,770)	(0.03)	—	—
Realized and unrealized investment (gains) losses	(3,710)	(0.06)	1,752	0.03
Tax impact on items listed above	(965)	(0.02)	(1,195)	(0.02)
Income taxes resulting from management's decision to no longer indefinitely reinvest the historical earnings of certain foreign subsidiaries	381	0.01	12,885	0.21
Adjusted net loss(1)	$(21,781)	$(0.37)	$(54,787)	$(0.92)

Weighted average basic shares outstanding		59,190		59,613
Weighted average diluted shares outstanding		59,190		59,613

(1)	Reflects amounts attributable to common shareholders.
(2)

For the three months ended June 30, 2021, the Company recognized $2.0 million in COVID-19 government relief benefits (2020 — $3.2 million), as reductions to Selling, General and Administrative Expenses ($1.4 million) (2020 — $2.9 million) and Costs and Expenses Applicable to Revenues ($0.6 million) (2020 — $0.3 million) in the Condensed Consolidated Statements of Operations.

(3)

For the six months ended June 30, 2021, the Company recognized $3.5 million in COVID-19 government relief benefits (2020 —$3.2 million), as reductions to Selling, General and Administrative Expenses ($2.6 million) (2020 — $2.9 million) and Costs and Expenses Applicable to Revenues ($0.9 million) (2020 — $0.3 million) in the Condensed Consolidated Statements of Operations.

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

EBITDA is defined as net income or loss excluding: (i) income tax expense or benefit; (ii) interest expense, net of interest income; (iii) depreciation and amortization, including film asset amortization; and (iv) amortization of deferred financing costs. Adjusted EBITDA per Credit Facility is defined as EBITDA excluding: (i) share-based and other non-cash compensation; (ii) realized and unrealized investment gains or losses; (iii) write-downs, net of recoveries, including asset impairments and credit loss expense; (iv) legal judgment and arbitration awards; and (v) the gain or loss from equity accounted investments.

Reconciliations of net loss attributable to common shareholders, which is the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA per Credit Facility are presented in the tables below.

	For the Three Months Ended June 30, 2021 (1)
	Attributable to
	Non-controlling
	Interests and	Less: Attributable to	Attributable to
(In thousands of U.S. Dollars)	Common Shareholders	Non-controlling Interests	Common Shareholders
Reported net loss	$(6,112)	$3,099	$(9,211)
Add (subtract):
Income tax expense	1,946	884	1,062
Interest expense, net of interest income	432	(89)	521
Depreciation and amortization, including film asset amortization	12,994	1,038	11,956
Amortization of deferred financing costs(2)	699	—	699
EBITDA	$9,959	$4,932	$5,027
Share-based and other non-cash compensation	6,911	345	6,566
Unrealized investment gains	(33)	—	(33)
(Recoveries) write-downs, including asset impairments and credit loss expense	(1,623)	(575)	(1,048)
Legal judgment and arbitration awards	(1,770)	—	(1,770)
Adjusted EBITDA per Credit Facility	$13,444	$4,702	$8,742

	For the Twelve Months Ended June 30, 2021 (1)
	Attributable to
	Non-controlling
	Interests and	Less: Attributable to	Attributable to
(In thousands of U.S. Dollars)	Common Shareholders	Non-controlling Interests	Common Shareholders
Reported net loss	$(84,640)	$7,865	$(92,505)
Add (subtract):
Income tax expense	26,261	2,072	24,189
Interest expense, net of interest income	4,890	(346)	5,236
Depreciation and amortization, including film asset amortization	51,492	4,468	47,024
Amortization of deferred financing costs(2)	1,611	—	1,611
EBITDA	$(386)	$14,059	$(14,445)
Share-based and other non-cash compensation	23,520	1,109	22,411
Realized and unrealized investment gains	(5,714)	(1,702)	(4,012)
Write-downs, including asset impairments and credit loss expense	16,769	3,102	13,667
Legal judgment and arbitration awards	2,335	—	2,335
Loss from equity accounted investments	1,329	—	1,329
Adjusted EBITDA per Credit Facility	$37,853	$16,568	$21,285

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

(2)  The amortization of deferred financing costs is recorded within Interest Expense in the Condensed Consolidated Statements of Operations.

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

Foreign Exchange Rate Risk

A majority of the Company’s revenue is denominated in U.S. Dollars while a significant portion of its costs and expenses is denominated in Canadian Dollars. A portion of the Company’s net U.S. Dollar cash flows is converted to Canadian Dollars to fund Canadian Dollar expenses through the spot market. In addition, IMAX films generate box office in 85 different countries, and therefore unfavorable exchange rates between applicable local currencies and the U.S. Dollar could have an impact on the Company’s reported gross box office and revenues. The Company has incoming cash flows from its revenue generating theaters and ongoing operating expenses in China through its majority-owned subsidiary IMAX Shanghai. In Japan, the Company has ongoing Yen-denominated operating expenses related to its Japanese operations. Net RMB and Japanese Yen cash flows are converted to U.S. Dollars through the spot market. The Company also has cash receipts under leases denominated in RMB, Japanese Yen, Euros and Canadian Dollars.

The Company manages its exposure to foreign exchange rate risks through its regular operating and financing activities, when appropriate, through the use of derivative financial instruments. These derivative financial instruments are utilized to hedge economic exposures as well as reduce earnings and cash flow volatility resulting from shifts in market rates.

Certain of the Company’s subsidiaries held approximately RMB 604.4 million ($93.6 million) in cash and cash equivalents as of June 30, 2021 (December 31, 2020 — RMB 500.3 million or $77.2 million) and are required to transact locally in RMB. Foreign currency exchange transactions, including the remittance of any funds into and out of the PRC, are subject to controls and require the approval of the China State Administration of Foreign Exchange to complete. Any developments relating to the Chinese economy and any actions taken by the Chinese government are beyond the control of the Company; however, the Company monitors and manages its capital and liquidity requirements to ensure compliance with local regulatory and policy requirements.

For the three and six months ended June 30, 2021, the Company recorded a foreign exchange net gain of $1.1 million and net gain $1.7 million, respectively, as compared to a foreign exchange net loss of $(0.3) million and a net loss of $(1.0) million for the three and six months ended June 30, 2020, respectively, associated with the translation of foreign currency denominated monetary assets and liabilities.

The Company has entered into a series of foreign currency forward contracts to manage the Company’s risks associated with the volatility of foreign currencies. The forward contracts have settlement dates throughout 2021. Foreign currency derivatives are recognized and measured in the Condensed Consolidated Balance Sheets at fair value. Changes in the fair value (gains or losses) are recognized in the Condensed Consolidated Statements of Operations except for derivatives designated and qualifying as foreign currency cash flow hedging instruments. Certain of these foreign currency forward contracts held by the Company as of June 30, 2021, are designated and qualify as foreign currency cash flow hedging instruments. The Company currently has cash flow hedging instruments associated with Selling, General and Administrative Expenses, Inventories and capital expenditures. For foreign currency cash flow hedging instruments related to Selling, General and Administrative Expenses, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in Other Comprehensive Income (Loss) and reclassified to the Condensed Consolidated Statements of Operations when the forecasted transaction occurs. For foreign currency cash flow hedging instruments related to Inventories, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in Other Comprehensive Income (Loss) and reclassified to Inventories on the Condensed Consolidated Balance Sheets when the forecasted transaction occurs. Any ineffective portion is recognized immediately in the Condensed Consolidated Statements of Operations.

The notional value of foreign currency cash flow hedging instruments that qualify for hedge accounting at June 30, 2021 was $10.2 million (December 31, 2020 — $26.4 million). A gain of $0.3 million and a gain of $0.6 million was recorded to Other Comprehensive Income (Loss) with respect to the change in fair value of these contracts for the three and six months ended June 30, 2021, respectively (2020 — gain of $1.3 million and a loss of $(1.5) million, respectively). A gain of $0.8 million and a gain of $1.1 million was reclassified from Accumulated Other Comprehensive Income (Loss) to Selling, General and Administrative Expenses and Inventories for the three and six months ended June 30, 2021, respectively (2020 — loss of $(0.3) million and a loss of $(0.7) million, respectively). An unrealized gain of $0.4 million resulting from a change in the classification of certain forward contracts no longer meeting the requirements for hedge accounting was reclassified from Accumulated Other Comprehensive Income (Loss) to Selling, General and Administrative Expenses for the three and six months ended June 30, 2021 (2020 — less than $0.1 million). The notional value of forward contracts that do not qualify for hedge accounting at June 30, 2021 was $3.5 million (December 31, 2020 — $5.6 million).

For all derivative instruments, the Company is subject to counterparty credit risk to the extent that the counterparty may not meet its obligations to the Company. To manage this risk, the Company enters into derivative transactions only with major financial institutions.

At June 30, 2021, the Company’s Financing Receivables and working capital items denominated in Canadian Dollars, RMB, Japanese Yen, Euros and other foreign currencies translated into U.S. Dollars was $139.6 million. Assuming a 10% appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at June 30, 2021, the potential change in the fair value of foreign currency-denominated financing receivables and working capital items would have been $14.0 million. A significant portion of the Company’s Selling, General, and Administrative Expenses is denominated in Canadian Dollars. Assuming a 1% change appreciation or depreciation in foreign currency exchange rates at June 30, 2021, the potential change in the amount of Selling, General, and Administrative Expenses would be $0.1 million.

Interest Rate Risk Management

The Company’s earnings are also affected by changes in interest rates due to the impact those changes have on its interest income from cash, and its interest expense from variable-rate borrowings. Specifically, the Company’s largest exposure with respect to variable interest rate debt on borrowings under the Credit Facility resulting from changes in LIBOR.

The Company had no variable rate debt instruments outstanding as of June 30, 2021.

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

The Company’s management, with the participation of its CEO and its CFO, has evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of June 30, 2021 and has concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. The Company will continue to periodically evaluate its disclosure controls and procedures and will make modifications from time to time as deemed necessary to ensure that information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting which occurred during the three months ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company has not experienced any material impact to its internal control over financial reporting despite the fact that most of its Finance employees are working remotely due to the COVID-19 pandemic. The Company will continue to monitor the evolving COVID-19 situation to minimize its impact on the design and operating effectiveness of the Company’s internal control over financial reporting.

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

The impact of the COVID-19 pandemic is complex and continuously evolving, resulting in significant disruption to the Company’s business and the global economy. The pandemic has led authorities around the world to impose measures intended to control the spread of COVID-19, including stay-at-home orders and restrictions on large public gatherings, which caused movie theaters in countries around the world to temporarily close, including the IMAX theaters in those countries. As a result of the theater closures, movie studios postponed the theatrical release of most films originally scheduled for release in 2020 and early 2021, including many scheduled to be shown in IMAX theaters, while several other films were released directly or concurrently to streaming platforms. More recently, stay-at-home orders and capacity restrictions have been lifted in many key markets and, beginning in the third quarter of 2020, movie theaters throughout the IMAX network gradually reopened. However, there is no assurance that movie theaters will remain open or continue to reopen given a resurgence in COVID-19 cases in certain jurisdictions. As of June 30, 2021, 89% of the theaters in the IMAX commercial multiplex network were open, spanning 62 countries. This included 93% of Domestic theaters (i.e., in the United States and Canada), 90% of the global theaters in Greater China and 75% of the theaters in Rest of World markets.

The impact of the COVID-19 pandemic has resulted in significantly lower levels of the Company’s revenues, earnings, and operating cash flows for the Company during 2020 and through the end of the second quarter of 2021, when compared to periods prior to the onset of the pandemic, as GBO results from the Company’s theater customers declined significantly, the installation of certain theater systems was delayed, and maintenance services were generally suspended for theaters that were closed. Even as the pandemic has receded in many markets around the world, through the end of the second quarter of 2021, there continued to be few new films released by Hollywood movie studios and a significant number of theaters in the IMAX network remain either closed or operating with capacity restrictions. As a result, for the three and six months ended June 30, 2021, the Company continued to experience a significantly lower level of earnings and operating cash flows as it generated lower than normal levels of GBO-based revenue from its joint revenue sharing arrangements and digital remastering services, it was unable to provide normal maintenance services to any of the theaters that remained closed, and while some installation activity continued, certain theater system installations were, and may continue to be delayed. Moreover, given the uncertainty around when movie-going will return to historical levels, there is no guarantee that the effects of the COVID-19 global pandemic will end even after theaters are reopened. In addition, the global economic impact of COVID-19 has resulted in record levels of unemployment in certain countries, which has led to, and may continue to result in, lower consumer spending. The timing and extent of a recovery of consumer behavior and willingness to spend discretionary income on movie-going may delay the Company’s ability to generate significant GBO-based revenue until consumer behavior normalizes and consumer spending recovers.

In response to uncertainties associated with the COVID-19 global pandemic, the Company took significant steps to preserve cash by eliminating non-essential costs, temporarily furloughing certain employees, reducing the working hours of other employees and reducing all non-essential capital expenditures to minimum levels. The Company also implemented an active cash management process, which, among other things, required senior management approval of all outgoing payments. There can, however, be no guarantees that the steps the Company has taken to preserve cash and manage its expenditures will result in the cost savings the Company anticipates.

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

In addition, as a result of the financial difficulties faced by certain of the Company’s exhibition customers arising out of pandemic related closures, the Company has experienced and may continue to experience delays in collecting payments due under existing theater sale or lease arrangements. The Company has provided temporary relief to certain exhibitor customers by waiving or reducing maintenance fees during periods when theaters are closed or operating with reduced capacities and, in certain situations, by providing extended payment terms on annual minimum payment obligations in exchange for a corresponding or longer extension of the term of the underlying sale or lease arrangement. Certain of the Company’s exhibitor partners that had reopened theaters have temporarily suspended operations of their theater network in certain jurisdictions and other exhibitor partners have reduced their theaters’ operating hours, which may exacerbate existing financial difficulties. Our exhibitor partners may continue to experience operational and/or financial difficulties if the COVID-19 pandemic continues and Hollywood movie studios continue to delay the release of new films, or for other reasons, which would further increase the risks associated with payments under existing agreements with the Company. The ability of such partners to make payments cannot be guaranteed and is subject to changing economic circumstances. Further, the Company has had to delay movie theater installations from backlog and may be required to further delay or cancel such installations in the future. As a result, the Company’s future revenues and cash flows may be adversely affected.

Given the dynamic nature of the circumstances, while the Company has been negatively impacted as of the date of filing of this report, it is difficult to predict the full extent of such adverse impact of the COVID-19 global pandemic on the Company’s financial condition, liquidity, business and results of operations in future reporting periods. The extent and duration of such impact on the Company will depend on future developments, including, but not limited to, the duration and scope of the pandemic, the emergence of variants of the virus, the progress made on administering vaccines, the timing of reopening of movie theaters worldwide and their return to historical levels of attendance, the timing of when new films are released, consumer behavior, the solvency of the Company’s exhibitor partners, their ability to make timely payments, any potential construction or installation delays involving our exhibitor partners, the continuing impact of the pandemic on global economic conditions and ongoing government responses to the pandemic. Such events are highly uncertain and cannot be accurately forecast. Moreover, there can be no guarantees that the Company’s liquidity needs will not increase materially over the course of this pandemic. In addition, liquidity needs as well as other changes to the Company’s business and operations may impact the Company’s ability to maintain compliance with certain covenants under the amended Credit Agreement. The Company may also be subject to impairment losses based on long-term estimated projections. These estimates and the likelihood of future changes in these estimates depend on a number of underlying variables and a range of possible outcomes. Actual results may differ materially from management’s estimates, especially due to the uncertainties associated with the COVID-19 pandemic. If business conditions deteriorate further, or should they remain depressed for a more prolonged period of time, management’s estimates of operating results and future cash flows for reporting units may be insufficient to support the goodwill assigned to them, thus requiring impairment charges. Estimates related to future expected credit losses and deferred tax assets, as well as the recoverability of joint revenue sharing equipment and the realization of variable consideration assets, could also be materially impacted by changes in estimates in the future.

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

As of June 30, 2021, the Company had approximately $347.8 million of consolidated indebtedness. The Company may also incur additional indebtedness to meet future financing needs. The Company’s indebtedness could have significant negative consequences for its security holders and its business, results of operations and financial condition by, among other things:

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

In connection with the issuance of the Convertible Notes, the Company entered into privately negotiated capped call transactions with option counterparties (the “Capped Call Transactions”). The Capped Call Transactions are expected to reduce potential dilution resulting from the common shares the Company is required to issue and/or to offset any potential cash payments the Company is required to make in excess of the principal amount of the Convertible Notes in the event that the market price per share of the Company’s common shares is greater than the strike price of the Capped Call Transactions, with such reduction and/or offset subject to a cap. Collectively, the Capped Call Transactions cover, subject to anti-dilution adjustments substantially similar to those applicable to the Convertible Notes, the number of the Company’s common shares underlying the Convertible Notes.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

In June 2020, the Company’s Board of Directors approved a 12-month extension to its share repurchase program, through June 30, 2021. The extension authorized the Company to repurchase up to approximately $89.4 million worth of common shares, the remaining amount available of the original $200.0 million initially authorized under the share-repurchase program when it commenced on July 1, 2017. During the second quarter of 2021, the Company’s Board of Directors approved a further 12-month extension of the current share repurchase program through June 30, 2022. The repurchases may be made either in the open market or through private transactions, subject to market conditions, applicable legal requirements and other relevant factors. The Company has no obligation to repurchase shares and the share repurchase program may be suspended or discontinued by the Company at any time.

The Company did not repurchase any common shares during the three months ended June 30, 2021. As of June 30, 2021, the Company has $89.4 million available under its approved repurchase program.

In 2021, IMAX China announced that its shareholders granted its Board of Directors a general mandate authorizing the Board, subject to applicable laws, to repurchase of shares of IMAX China not to exceed 10% of the total number of issued shares as of May 6, 2021 (34,835,824 shares). This program will be valid until the 2022 Annual General Meeting of IMAX China. The repurchases may be made in the open market or through other means permitted by applicable laws. IMAX China has no obligation to repurchase its shares and the share repurchase program may be suspended or discontinued by IMAX China at any time. IMAX China did not repurchase any common shares during the three months ended June 30, 2021.

The total number of shares purchased during the six months ended June 30, 2021, under both the Company and IMAX China’s repurchase plans, does not include any shares purchased in the administration of employee share-based compensation plans.

Item 6.  Exhibits

Exhibit No.	Description
3.1*	Amended and Restated By-Law No. 1 of IMAX Corporation, enacted on March 4, 2021.

10.1*+	Offer Letter, effective May 14, 2021, between IMAX Corporation and Joseph Sparacio.

10.2*+	Form of IMAX Corporation Second Amended and Restated Long-Term Incentive Plan Restricted Stock Unit Award Agreement for Non-employee Directors.

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated July 27, 2021, by Richard L. Gelfond.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated July 27, 2021, by Joseph Sparacio.

32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated July 27, 2021, by Richard L. Gelfond.

32.2*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated July 27, 2021, by Joseph Sparacio.

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*Filed herewith.

+ Management contract or compensatory plan, contract or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAX CORPORATION

Date: July 27, 2021	By:	/s/ JOSEPH SPARACIO
Joseph Sparacio
Interim Chief Financial Officer
(Principal Financial Officer)

Date: July 27, 2021	By:	/s/ KEVIN M. DELANEY
Kevin M. Delaney
Senior Vice-President, Finance & Controller
(Principal Accounting Officer)