Form 10-Q
period 2021-09-30
IMAX CORP
filed 2021-10-28
CIK 921582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of September 30, 2021
Common Shares, no par value	59,081,999

IMAX CORPORATION

IMAX CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

IMAX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. Dollars except share amounts)

(Unaudited)

	September 30,	December 31,
	2021	2020
Assets
Cash and cash equivalents	$193,008	$317,379
Accounts receivable, net	82,728	56,300
Financing receivables, net	135,202	131,810
Variable consideration receivables, net	42,540	40,526
Inventories	38,245	39,580
Prepaid expenses	11,863	10,420
Film assets, net	5,347	5,777
Property, plant and equipment, net	260,852	277,397
Investment in equity securities	1,089	13,633
Other assets	18,514	21,673
Deferred income tax assets, net	18,652	17,983
Goodwill	39,027	39,027
Other intangible assets, net	24,094	26,245
Total assets	$871,161	$997,750
Liabilities
Accounts payable	$15,584	$20,837
Accrued and other liabilities	98,272	99,354
Revolving credit facility borrowings, net	9,486	305,676
Convertible notes, net	223,265	—
Deferred revenue	86,442	87,982
Deferred income tax liabilities	17,642	19,134
Total liabilities	450,691	532,983
Commitments and contingencies (see Note 8)
Non-controlling interests	760	759
Shareholders' equity
Capital stock common shares — no par value. Authorized — unlimited number.
59,082,275 issued and 59,081,999 outstanding (December 31, 2020 — 58,921,731 issued and 58,921,008 outstanding)	413,531	407,031
Less: Treasury stock, 276 shares at cost (December 31, 2020 — 723)	(4)	(11)
Other equity	161,524	180,330
Statutory surplus reserve	3,932	—
Accumulated deficit	(241,440)	(202,849)
Accumulated other comprehensive (loss) income	(637)	988
Total shareholders' equity attributable to common shareholders	336,906	385,489
Non-controlling interests	82,804	78,519
Total shareholders' equity	419,710	464,008
Total liabilities and shareholders' equity	$871,161	$997,750

(See the accompanying notes, which are an integral part of these Condensed Consolidated Financial Statements.)

IMAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. Dollars, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues
Technology sales	$13,160	$15,753	$34,508	$24,102
Image enhancement and maintenance services	30,588	14,589	76,914	39,109
Technology rentals	10,219	4,473	26,708	10,307
Finance income	2,635	2,441	8,181	7,495
	56,602	37,256	146,311	81,013
Costs and expenses applicable to revenues
Technology sales	6,230	9,222	17,779	15,637
Image enhancement and maintenance services	16,461	16,989	38,582	42,049
Technology rentals	6,424	7,216	19,579	22,100
	29,115	33,427	75,940	79,786
Gross margin	27,487	3,829	70,371	1,227
Selling, general and administrative expenses	28,377	24,815	82,393	83,247
Research and development	2,025	1,130	5,696	4,562
Amortization of intangibles	1,255	1,349	3,586	4,014
Credit loss (reversal) expense, net	(3,317)	3,925	(4,884)	15,582
Asset impairments	—	—	—	1,151
Legal judgment and arbitration awards (see Note 8)	—	—	(1,770)	—
Loss from operations	(853)	(27,390)	(14,650)	(107,329)
Realized and unrealized investment gains (losses)	30	1,575	5,311	(939)
Retirement benefits non-service expense	(117)	(186)	(347)	(432)
Interest income	538	586	1,680	1,842
Interest expense	(1,540)	(2,391)	(5,534)	(4,620)
Loss before taxes	(1,942)	(27,806)	(13,540)	(111,478)
Income tax expense	(4,402)	(19,349)	(9,416)	(24,606)
Equity in losses of investees, net of tax	—	(1,329)	—	(1,858)
Net loss	(6,344)	(48,484)	(22,956)	(137,942)
Less: Net (income) loss attributable to non-controlling interests	(2,034)	1,275	(9,473)	15,412
Net loss attributable to common shareholders	$(8,378)	$(47,209)	$(32,429)	$(122,530)

Net loss per share attributable to common shareholders - basic and diluted:
Net loss per share — basic and diluted	$(0.14)	$(0.80)	$(0.55)	$(2.06)

(See the accompanying notes, which are an integral part of these Condensed Consolidated Financial Statements.)

IMAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands of U.S. Dollars)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net loss	$(6,344)	$(48,484)	$(22,956)	$(137,942)
Other comprehensive (loss) income, before tax
Unrealized net (loss) gain from cash flow hedging instruments	(759)	591	(159)	(935)
Realized net (gain) loss from cash flow hedging instruments	(312)	110	(1,367)	805
Reclassification of unrealized gain from ineffective cash flow hedging instruments	(25)	—	(318)	—
Foreign currency translation adjustments	(1,325)	2,387	(531)	1,772
Defined benefit and postretirement benefit plans	48	19	144	36
Total other comprehensive (loss) income, before tax	(2,373)	3,107	(2,231)	1,678
Income tax benefit (expense) related to other comprehensive (loss) income	276	(189)	446	64
Other comprehensive (loss) income, net of tax	(2,097)	2,918	(1,785)	1,742
Comprehensive loss	(8,441)	(45,566)	(24,741)	(136,200)
Comprehensive (income) loss attributable to non-controlling interests	(1,636)	553	(9,313)	14,876
Comprehensive loss attributable to common shareholders	$(10,077)	$(45,013)	$(34,054)	$(121,324)

(See the accompanying notes, which are an integral part of these Condensed Consolidated Financial Statements.)

IMAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. Dollars)

(Unaudited)

	Nine Months Ended
	September 30,
	2021	2020
Operating Activities
Net loss	$(22,956)	$(137,942)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	40,570	40,699
Amortization of deferred financing costs	1,749	595
Credit loss (reversal) expense, net	(4,884)	15,582
Write-downs	878	13,339
Deferred income tax (benefit) expense	(1,687)	23,142
Share-based and other non-cash compensation	18,558	16,345
Unrealized foreign currency exchange loss (gain)	555	(394)
Realized and unrealized investment (gains) losses	(5,311)	939
Equity in losses of investees	—	1,858
Changes in assets and liabilities:
Accounts receivable	(24,336)	30,350
Inventories	653	(10,278)
Film assets	(10,035)	(6,177)
Deferred revenue	(1,434)	5,233
Changes in other operating assets and liabilities	(11,902)	(24,109)
Net cash used in operating activities	(19,582)	(30,818)
Investing Activities
Purchase of property, plant and equipment	(2,353)	(658)
Investment in equipment for joint revenue sharing arrangements	(5,361)	(5,289)
Acquisition of other intangible assets	(3,399)	(1,661)
Proceeds from sale of equity investment	17,769	—
Net cash provided by (used in) investing activities	6,656	(7,608)
Financing Activities
Proceeds from issuance of convertible notes, net	223,675	—
Debt issuance costs related to convertible notes	(1,163)	—
Purchase of capped calls related to convertible notes	(19,067)	—
Revolving credit facility borrowings	3,600	280,244
Repayments of revolving credit facility borrowings	(300,243)	—
Credit facility amendment fees paid	(474)	(1,026)
Repurchase of common shares	(4,610)	(36,624)
Repurchase of common shares, IMAX China	(5,016)	(1,534)
Treasury stock purchased for future settlement of restricted share units	—	(3,086)
Taxes withheld and paid on employee stock awards vested	(3,045)	(251)
Common shares issued - stock options exercised	883	—
Dividends paid to non-controlling interests	(5,027)	(4,214)
Net cash (used in) provided by financing activities	(110,487)	233,509
Effects of exchange rate changes on cash	(958)	630
(Decrease) increase in cash and cash equivalents during period	(124,371)	195,713
Cash and cash equivalents, beginning of period	317,379	109,484
Cash and cash equivalents, end of period	$193,008	$305,197

(See the accompanying notes, which are an integral part of these Condensed Consolidated Financial Statements.)

IMAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands of U.S. Dollars)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Adjustments to capital stock:
Balance, beginning of period	$415,849	$405,254	$407,020	$419,348
Change in shares held in treasury	4	58	7	3,767
Employee stock options exercised	—	—	883	—
Grant date fair value of stock options exercised	—	—	272	—
Average carrying value of repurchased and retired common shares	(2,380)	—	(2,380)	(17,803)
Restricted share units vested, net of shares withheld for employee tax obligations	54	—	7,725	—
Balance, end of period	413,527	405,312	413,527	405,312
Adjustments to other equity:
Balance, beginning of period	160,658	172,690	180,330	171,789
Amortization of share-based payment expense - stock options	294	1,034	951	2,137
Amortization of share-based payment expense - restricted share units	4,331	3,337	13,327	11,099
Amortization of share-based payment expense - performance stock units	1,315	514	3,519	1,307
Restricted share units vested	(58)	(463)	(12,249)	(7,688)
Grant date fair value of stock options exercised	—	—	(271)	—
Common shares repurchased, IMAX China	(5,016)	(2)	(5,016)	(1,534)
Purchase of capped calls related to convertible notes	—	—	(19,067)	—
Balance, end of period	161,524	177,110	161,524	177,110
Adjustments to statutory surplus reserve:
Balance, beginning of period	—	—	—	—
Establishment of statutory surplus reserve, IMAX China	3,932	—	3,932	—
Balance, end of period	3,932	—	3,932	—
Adjustments to accumulated deficit:
Balance, beginning of period	(226,900)	(134,395)	(202,849)	(40,253)
Net loss attributable to common shareholders	(8,378)	(47,209)	(32,429)	(122,530)
Statutory surplus reserve deducted from retained earnings, IMAX China	(3,932)	—	(3,932)	—
Common shares repurchased and retired	(2,230)	—	(2,230)	(18,821)
Balance, end of period	(241,440)	(181,604)	(241,440)	(181,604)
Adjustments to accumulated other comprehensive (loss) income:
Balance, beginning of period	1,062	(4,180)	988	(3,190)
Other comprehensive (loss) income, net of tax	(1,699)	2,196	(1,625)	1,206
Balance, end of period	(637)	(1,984)	(637)	(1,984)
Adjustments to non-controlling interests:
Balance, beginning of period	84,090	74,723	78,519	89,493
Net income (loss) attributable to non-controlling interests	2,040	2,186	9,472	(10,280)
Other comprehensive (loss) income, net of tax	(398)	722	(160)	536
Establishment of statutory surplus reserve	1,699	—	1,699	—
Statutory surplus reserve deducted from retained earnings	(1,699)	—	(1,699)	—
Dividends paid to non-controlling shareholders	(2,928)	(2,096)	(5,027)	(4,214)
Balance, end of period	82,804	75,535	82,804	75,535
Total Shareholders' Equity	$419,710	$474,369	$419,710	$474,369

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

Total assets and liabilities of the Company’s consolidated VIEs are as follows:

	September 30,	December 31,
(In thousands of U.S. Dollars)	2021	2020
Total assets	$1,575	$1,543
Total liabilities	$259	$230

In October 2021, the Company and Maximus Technologies Limited dissolved its previously announced joint venture, IMAX AI, and the intellectual property assets contributed to the joint venture were returned to each party.

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

The Company’s operations have been significantly impacted by the COVID-19 global pandemic, as described in Note 2. The impact of the COVID-19 global pandemic on the Company’s business and financial results will continue to depend on numerous evolving factors that cannot be accurately predicted and that will vary by jurisdiction and market, including the duration and scope of the pandemic, the emergence of variants of the virus, the progress made on administering vaccines, the continuing impact of the pandemic on global economic conditions and ongoing government responses to the pandemic, which could lead to further theater closures, theater capacity restrictions and/or delays in the release of films. However, management is encouraged by the broad reopening of the IMAX theater network, the continued progress towards the resumption of normal theater operations, and recent box office results. Accordingly, during the three and nine months ended September 30, 2021, the Company reversed $3.3 million and $4.9 million, respectively, of its allowance for current expected credit losses, reflecting the improving outlook for theater operators as the theatrical exhibition industry continues to recover from the COVID-19 global pandemic. Despite the improving environment, there continues to be a degree of risk and uncertainty relating to future credit losses on receivables, inventory write downs, impairments of film assets, impairments of long-lived assets (including the theater system equipment supporting the Company’s joint revenue sharing arrangements), impairments of goodwill, a further valuation allowance against deferred tax assets, and the reversal of variable consideration receivables that are based on estimates of future box office performance. In the current environment, assumptions about box office results, IMAX Theater System installations, and customer creditworthiness have greater variability than normal, which could in the future significantly impact management’s estimates and judgments relating to the recoverability of the Company’s financial and non-financial assets.

2.  Impact of COVID-19 Pandemic

The impact of the COVID-19 pandemic is complex and continuously evolving, resulting in significant disruption to the Company’s business and the global economy. At various points during the pandemic, authorities around the world imposed measures intended to control the spread of COVID-19, including stay-at-home orders and restrictions on large public gatherings, which caused movie theaters in countries around the world to temporarily close, including the IMAX theaters in those countries. As a result of the theater closures, movie studios postponed the theatrical release of most films originally scheduled for release in 2020 and early 2021, including many scheduled to be shown in IMAX theaters, while several other films were released directly or concurrently to streaming platforms. More recently, stay-at-home orders and capacity restrictions have been lifted in almost all key markets and, beginning in the third quarter of 2020, movie theaters throughout the IMAX network gradually reopened. As of September 30, 2021, 93% of the theaters in the global IMAX commercial multiplex network were open at various capacities, spanning 70 countries. This included 100% of Domestic theaters (i.e., in the United States and Canada), 93% of the theaters in Greater China and 87% of the theaters in Rest of World markets.

The impact of the COVID-19 global pandemic has resulted in significantly lower levels of revenues, earnings and operating cash flows for the Company during 2020 and, to a lesser extent, during the nine months ended September 30, 2021, when compared to periods prior to the onset of the pandemic, as gross box office (“GBO”) results from the Company’s theater customers declined, the installation of certain theater systems was delayed, and maintenance services were generally suspended for theaters that were closed. In response to uncertainties associated with the pandemic, the Company took significant steps to preserve cash by eliminating non-essential costs, temporarily furloughing certain employees, reducing the working hours of other employees and reducing all non-essential capital expenditures to minimum levels. The Company also implemented an active cash management process, which, among other things, required senior management approval of all outgoing payments. In addition, as a result of the financial difficulties faced by certain of the Company’s exhibition customers arising out of pandemic-related closures, although improving, the Company has experienced and may continue to experience delays in collecting payments due under existing theater sale or lease arrangements. The Company has provided temporary relief to certain exhibitor customers by waiving or reducing maintenance fees during periods when theaters are closed or operating with reduced capacities and, in certain situations, by providing extended payment terms on annual minimum payment obligations in exchange for a corresponding or longer extension of the term of the underlying sale or lease arrangement.

For the three and nine months ended September 30, 2021, GBO receipts generated by IMAX DMR films totaled $141.9 million and $360.7 million, respectively, surpassing the totals for the same periods in 2020 by $71.7 million (102%) and $192.6 million (115%), respectively. Moreover, GBO receipts for September 2021 approximated the levels achieved prior to the onset of the COVID-19 global pandemic. Management is encouraged by these box office results, the return of the prevalence of exclusive theatrical windows beginning with the release of Shang-Chi and the Legend of the Ten Rings in September 2021, and the strong pipeline of Hollywood movies scheduled to be released for theatrical exhibition during the remainder of 2021 and in 2022. However, the impact of the COVID-19 global pandemic on the Company’s business and financial results will continue to depend on numerous evolving factors that cannot be accurately predicted and that will vary by jurisdiction and market, including the duration and scope of the pandemic, the emergence of variants of the virus, the progress made on administering vaccines, the continuing impact of the pandemic on global economic conditions and ongoing government responses to the pandemic, which could lead to further theater closures, theater capacity restrictions and/or delays in the release of films.

3.  Recently Issued Accounting Standards

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). The purpose of ASU 2020-04 is to provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments are effective for all entities from the beginning of an interim period that includes the issuance date of the ASU. An entity may elect to apply the amendments prospectively through December 31, 2022. The only contract held by the Company that references the London Interbank Offered Rate (LIBOR) is the Credit Agreement (as defined in Note 7), which utilizes USD LIBOR to determine the interest rate applicable to borrowings. The Credit Agreement matures on June 28, 2023, prior to the date that USD LIBOR rates will cease publication on June 30, 2023. Accordingly, the Company does not expect ASU 2020-04 to have a material effect on its Condensed Consolidated Financial Statements.

In July 2021, the FASB issued ASU No. 2021-05, “Leases (Topic 842): Lessors - Certain Leases with Variable Lease Payments” (“ASU 2021-05”), which requires sales-type or direct financing leases that have variable payments (that do not depend on a rate or an index) and result in a day-one loss to be classified as operating leases. When a lease is classified as operating, the lessor does not recognize a net investment in the lease, does not derecognize the underlying asset, and, therefore, does not recognize a selling profit or loss. The amendments are effective for annual periods beginning after December 15, 2021 including interim periods within those periods. Early adoption is permitted. The Company has not yet adopted ASU 2021-05, but has determined that the impact of adopting this guidance will not have a material impact on its Condensed Consolidated Financial Statements.

The Company considers the applicability and impact of all recently issued FASB ASUs. ASUs that are not noted above were assessed and determined to be not applicable or not significant to the Company’s Condensed Consolidated Financial Statements for the period ended September 30, 2021.

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

The ability of the Company to collect its accounts receivable balances is heavily dependent on the viability and solvency of individual theater operators which is significantly influenced by consumer behavior and general economic conditions. Theater operators, or other customers, may experience financial difficulties, such as those caused by the COVID-19 global pandemic, that could result in their being unable to fulfill their payment obligations to the Company.

The Company develops its estimate of credit losses by class of receivable and customer type through a calculation that utilizes historical loss rates which are then adjusted for specific receivables that are judged to have a higher-than-normal risk profile after taking into account management’s internal credit quality classifications, as well as macro-economic and industry risk factors. The write-off of any billed receivable balance requires the approval of management.

The following tables summarize the activity in the Allowance for Credit Losses related to Accounts Receivable for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30, 2021				Nine Months Ended September 30, 2021
(In thousands of U.S. Dollars)	Theater Operators	Studios	Other	Total	Theater Operators	Studios	Other	Total
Beginning balance	$8,597	$2,517	$1,192	$12,306	$8,368	$4,481	$1,446	$14,295
Current period reversal, net	(489)	(251)	(24)	(764)	(111)	(1,928)	(269)	(2,308)
Write-offs	(43)	(270)	—	(313)	(278)	(522)	—	(800)
Foreign exchange	(89)	2	—	(87)	(3)	(33)	(9)	(45)
Ending balance	$7,976	$1,998	$1,168	$11,142	$7,976	$1,998	$1,168	$11,142

	Three Months Ended September 30, 2020				Nine Months Ended September 30, 2020
(In thousands of U.S. Dollars)	Theater Operators	Studios	Other	Total	Theater Operators	Studios	Other	Total
Beginning balance	$6,317	$5,455	$838	$12,610	$3,302	$893	$942	$5,137
Current period provision (reversal), net	1,623	(262)	468	1,829	4,718	4,424	364	9,506
Write-offs	(614)	—	—	(614)	(614)	—	—	(614)
Foreign exchange	133	184	(9)	308	53	60	(9)	104
Ending balance	$7,459	$5,377	$1,297	$14,133	$7,459	$5,377	$1,297	$14,133

For the three and nine months ended September 30, 2021, the Company’s allowance for current expected credit losses related to Accounts Receivable decreased by $1.2 million and $3.2 million, respectively. These decreases are principally due to the reversal of previously recorded credit loss expense as a result of an improving outlook for theater operators following the reopening of theaters and the resumption of normal film release schedules as the theatrical exhibition industry continues to recover from the COVID-19 global pandemic, as well as better than anticipated collection experience with respect to foreign studio receivable balances.

For the three and nine months ended September 30, 2020, the Company’s allowance for current expected credit losses related to Accounts Receivable increased by $1.5 million and $9.0 million, respectively, principally reflecting a reduction in the credit quality of and heightened collection risk associated with theater and foreign movie studio accounts receivable primarily due to the COVID-19 global pandemic.

Management believes that the September 30, 2021 allowance for current expected credit losses related to Accounts Receivable adequately addresses the risk of not collecting these receivables in full. Management’s judgments regarding expected credit losses are based on the facts available to management and involve estimates about the future. Due to the unprecedented nature of the COVID-19 pandemic, its effect on the Company’s customers and their ability to meet their financial obligations to the Company is difficult to predict. As a result, the Company’s judgments and associated estimates of credit losses may ultimately prove, with the benefit of hindsight, to be incorrect (see Note 2).

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

The ability of the Company to collect its financing receivable balances is heavily dependent on the viability and solvency of individual theater operators which is significantly influenced by consumer behavior and general economic conditions. Theater operators may experience financial difficulties, such as those caused by the COVID-19 global pandemic, that could result in their being unable to fulfill their payment obligations to the Company.

The Company develops its estimate of credit losses by class of receivable and customer type through a calculation that utilizes historical loss rates which are then adjusted for specific receivables that are judged to have a higher-than-normal risk profile after taking into account management’s internal credit quality classifications, as well as macro-economic and industry risk factors.

As of September 30, 2021 and December 31, 2020, financing receivables consist of the following:

	September 30,	December 31,
(In thousands of U.S. Dollars)	2021	2020
Net investment in leases
Gross minimum payments due under sales-type leases	$23,284	$20,830
Unearned finance income	(788)	(859)
Present value of minimum payments due under sales-type leases	22,496	19,971
Allowance for credit losses	(494)	(557)
Net investment in leases	22,002	19,414
Financed sales receivables
Gross minimum payments due under financed sales	150,964	150,917
Unearned finance income	(32,199)	(31,247)
Present value of minimum payments due under financed sales	118,765	119,670
Allowance for credit losses	(5,565)	(7,274)
Net financed sales receivables	113,200	112,396
Total financing receivables	$135,202	$131,810

Net financed sales receivables due within one year	$32,154	$34,937
Net financed sales receivables due after one year	81,046	77,459
Total financed sales receivables	$113,200	$112,396

As of September 30, 2021 and December 31, 2020, the weighted-average remaining lease term and weighted-average interest rate associated with the Company’s sales-type lease arrangements and financed sale receivables, as applicable, are as follows:

	September 30,	December 31,
	2021	2020
Weighted-average remaining lease term (in years)
Sales-type lease arrangements	9.0	8.3
Weighted-average interest rate
Sales-type lease arrangements	6.55%	6.56%
Financed sales receivables	8.75%	8.92%

The tables below provide information on the Company’s net investment in leases by credit quality indicator as of September 30, 2021 and December 31, 2020. The amounts disclosed for each credit quality classification are determined on a customer-by-customer basis and include both billed and unbilled amounts.

(In thousands of U.S. Dollars)	By Origination Year
As of September 30, 2021	2021	2020	2019	2018	2017	Prior	Total
Net investment in leases:
Credit quality classification:
In good standing	$959	$2,747	$2,245	$—	$—	$1,150	$7,101
Credit Watch	3,374	1,251	5,650	2,533	881	863	14,552
Pre-approved transactions	—	—	—	—	—	—	—
Transactions suspended	—	—	—	—	—	843	843
Total net investment in leases	$4,333	$3,998	$7,895	$2,533	$881	$2,856	$22,496

(In thousands of U.S. Dollars)	By Origination Year
As of December 31, 2020	2020	2019	2018	2017	2016	Prior	Total
Net investment in leases:
Credit quality classification:
In good standing	$2,143	$1,190	$2,730	$—	$—	$1,826	$7,889
Credit Watch	2,005	7,278	—	988	—	1,047	11,318
Pre-approved transactions	—	—	—	—	—	—	—
Transactions suspended	—	—	—	—	—	764	764
Total net investment in leases	$4,148	$8,468	$2,730	$988	$—	$3,637	$19,971

The tables below provide information on the Company’s financed sale receivables by credit quality indicator as of September 30, 2021 and December 31, 2020. The amounts disclosed for each credit quality classification are determined on a customer-by-customer basis and include both billed and unbilled amounts.

(In thousands of U.S. Dollars)	By Origination Year
As of September 30, 2021	2021	2020	2019	2018	2017	Prior	Total
Financed sales receivables:
Credit quality classification:
In good standing	$6,311	$4,414	$5,733	$3,831	$5,890	$17,830	$44,009
Credit Watch	1,911	4,108	6,046	9,847	7,733	35,739	65,384
Pre-approved transactions	—	—	—	309	1,420	2,285	4,014
Transactions suspended	—	—	—	—	1,315	4,043	5,358
Total financed sales receivables	$8,222	$8,522	$11,779	$13,987	$16,358	$59,897	$118,765

(In thousands of U.S. Dollars)	By Origination Year
As of December 31, 2020	2020	2019	2018	2017	2016	Prior	Total
Financed sales receivables:
Credit quality classification:
In good standing	$6,830	$5,480	$3,547	$3,740	$5,072	$12,660	$37,329
Credit Watch	1,986	6,501	11,356	12,520	11,446	34,351	78,160
Pre-approved transactions	—	—	—	—	613	755	1,368
Transactions suspended	—	—	—	987	728	1,098	2,813
Total financed sales receivables	$8,816	$11,981	$14,903	$17,247	$17,859	$48,864	$119,670

The following tables provide an aging analysis for the Company’s net investment in leases and financed sale receivables as of September 30, 2021 and December 31, 2020:

	As of September 30, 2021
(In thousands of U.S. Dollars)	Accrued and Current	30-89 Days	90+ Days	Billed	Unbilled	Recorded Receivable	Allowance for Credit Losses	Net
Net investment in leases	$221	$149	$876	$1,246	$21,250	$22,496	$(494)	$22,002
Financed sales receivables	1,989	1,748	10,207	13,944	104,821	118,765	(5,565)	113,200
Total	$2,210	$1,897	$11,083	$15,190	$126,071	$141,261	$(6,059)	$135,202

	As of December 31, 2020
(In thousands of U.S. Dollars)	Accrued and Current	30-89 Days	90+ Days	Billed	Unbilled	Recorded Receivable	Allowance for Credit Losses	Net
Net investment in leases	$298	$180	$689	$1,167	$18,804	$19,971	$(557)	$19,414
Financed sales receivables	3,307	1,943	10,699	15,949	103,721	119,670	(7,274)	112,396
Total	$3,605	$2,123	$11,388	$17,116	$122,525	$139,641	$(7,831)	$131,810

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

The following table provides information about the Company’s net investment in leases and financed sale receivables with billed amounts past due for which it continues to accrue finance income as of September 30, 2021 and December 31, 2020. The amounts disclosed for each credit quality classification are determined on a customer-by-customer basis and include both billed and unbilled amounts.

	As of September 30, 2021
(In thousands of U.S. Dollars)	Accrued and Current	30-89 Days	90+ Days	Billed	Unbilled	Allowance for Credit Losses	Net
Net investment in leases	$180	$144	$458	$782	$13,770	$(248)	$14,304
Financed sales receivables	1,152	1,083	8,286	10,521	51,756	(2,870)	59,407
Total	$1,332	$1,227	$8,744	$11,303	$65,526	$(3,118)	$73,711

	As of December 31, 2020
(In thousands of U.S. Dollars)	Accrued and Current	30-89 Days	90+ Days	Billed	Unbilled	Allowance for Credit Losses	Net
Net investment in leases	$231	$162	$359	$752	$13,912	$(310)	$14,354
Financed sales receivables	2,026	1,551	10,249	13,826	62,602	(4,434)	71,994
Total	$2,257	$1,713	$10,608	$14,578	$76,514	$(4,744)	$86,348

The following table provides information about the Company’s net investment in leases and financed sale receivables that are on nonaccrual status as of September 30, 2021 and December 31, 2020:

	As of September 30, 2021			As of December 31, 2020
(In thousands of U.S. Dollars)	Recorded Receivable	Allowance for Credit Losses	Net	Recorded Receivable	Allowance for Credit Losses	Net
Net investment in leases	$843	$(16)	$827	$764	$(18)	$746
Net financed sales receivables	6,158	(1,276)	4,882	2,813	(1,482)	1,331
Total	$7,001	$(1,292)	$5,709	$3,577	$(1,500)	$2,077

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

For the three and nine months ended September 30, 2021, the Company recognized less than $0.1 million and $0.1 million, respectively, (2020 — $nil and $0.1 million, respectively) in Finance Income related to the net investment in leases with billed amounts past due. For the three and nine months ended September 30, 2021, the Company recognized $1.3 million and $3.6 million, respectively, (2020 — $1.4 million and $4.2 million, respectively) in Finance Income related to the financed sale receivables with billed amounts past due.

The following tables summarize the activity in the allowance for credit losses related to the Company’s net investment in leases and financed sale receivables for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
	Net Investment	Financed	Net Investment	Financed
(In thousands of U.S. Dollars)	in Leases	Sales Receivables	in Leases	Sales Receivables
Beginning balance	$579	$7,113	$557	$7,274
Current period reversal, net	(84)	(1,536)	(64)	(1,741)
Foreign exchange	(1)	(12)	1	32
Ending balance	$494	$5,565	$494	$5,565

	Three Months Ended September 30, 2020		Nine Months Ended September 30, 2020
	Net Investment	Net Financed	Net Investment	Net Financed
(In thousands of U.S. Dollars)	in Leases	Sales Receivables	in Leases	Sales Receivables
Beginning balance	$459	$3,709	$155	$915
Current period provision	105	1,201	409	4,014
Write-offs	(69)	(330)	(69)	(330)
Foreign exchange	9	63	9	44
Ending balance	$504	$4,643	$504	$4,643

For the three and nine months ended September 30, 2021, the Company’s allowance for current expected credit losses related to its net investment in leases and financed sale receivables decreased by $1.6 million and $1.8 million, respectively. These decreases are principally due to the reversal of previously recorded credit loss expense as a result of an improving outlook for theater operators following the reopening of theaters and the resumption of normal film release schedules as the theatrical exhibition industry continues to recover from the COVID-19 global pandemic.

For the three and nine months ended September 30, 2020, the Company’s allowance for current expected credit losses related to its investment in leases and financed sale receivables increased by $1.0 million and $4.1 million, respectively, principally reflecting a reduction in the credit quality of and heightened collection risk associated with these receivables primarily due to the COVID-19 global pandemic.

Management believes that the September 30, 2021 allowance for current expected credit losses related to Financing Receivables adequately addresses the risk of not collecting these receivables in full. Management’s judgments regarding expected credit losses are based on the facts available to management and involve estimates about the future. Due to the unprecedented nature of the COVID-19 pandemic, its effect on the Company’s customers and their ability to meet their financial obligations to the Company is difficult to predict. As a result, the Company’s judgments and associated estimates of credit losses may ultimately prove, with the benefit of hindsight, to be incorrect (see Note 2).

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

The ability of the Company to collect its variable consideration receivables is heavily dependent on the viability and solvency of individual theater operators which is significantly influenced by consumer behavior and general economic conditions. Theater operators may experience financial difficulties, such as those caused by the COVID-19 global pandemic, that could result in their being unable to fulfill their payment obligations to the Company.

The Company develops its estimate of credit losses by class of receivable and customer type through a calculation utilizing historical loss rates for financed sale receivables which are then adjusted for specific receivables that are judged to have a higher-than-normal risk profile after taking into account management’s internal credit quality classifications, as well as macro-economic and industry risk factors.

The following table summarizes the activity in the Allowance for Credit Losses related to Variable Consideration Receivables for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(In thousands of U.S. Dollars)	Theater Operators	Theater Operators	Theater Operators	Theater Operators
Beginning balance	$2,028	$863	$1,887	$—
Current period (reversal) provision, net	(933)	790	(771)	1,653
Foreign Exchange	(1)	6	(22)	6
Ending balance	$1,094	$1,659	$1,094	$1,659

For the three and nine months ended September 30, 2021, the Company’s allowance for current expected credit losses related to Variable Consideration Receivables decreased by $0.9 million and $0.8 million, respectively. These decreases are principally due to the reversal of previously recorded credit loss expense as a result of an improving outlook for theater operators following the reopening of theaters and the resumption of normal film release schedules as the theatrical exhibition industry begins to recover from the COVID-19 global pandemic.

For the three and nine months ended September 30, 2020, the Company’s allowance for current expected credit losses related to Variable Consideration Receivables increased by $0.8 million and $1.7 million, respectively, principally reflecting a reduction in the credit quality of and heightened collection risk associated with Variable Consideration Receivables primarily due to the COVID-19 global pandemic.

Management believes that the September 30, 2021 allowance for current expected credit losses related to Variable Consideration Receivables adequately addresses the risk of not collecting these receivables in full. Management’s judgments regarding expected credit losses are based on the facts available to management and involve estimates about the future. Due to the unprecedented nature of the COVID-19 pandemic, its effect on the Company’s customers and their ability to meet their financial obligations to the Company is difficult to predict. As a result, the Company’s judgments and associated estimates of credit losses may ultimately prove, with the benefit of hindsight, to be incorrect (see Note 2).

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

For the three and nine months ended September 30, 2021 and 2020, the components of lease expense recorded within Selling, General and Administrative expenses are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands of U.S. Dollars)	2021	2020	2021	2020
Operating lease cost (1)	$163	$133	$546	$392
Amortization of lease assets	684	706	2,098	2,155
Interest on lease liabilities	242	258	715	765
Total lease cost	$1,089	$1,097	$3,359	$3,312

(1)	Includes short-term leases and variable lease costs, which are not significant for the three and nine months ended September 30, 2021 and 2020.

For the nine months ended September 30, 2021 and 2020, supplemental cash and non-cash information related to leases is as follows:

	Nine Months Ended
	September 30,
(In thousands of U.S. Dollars)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities	$2,907	$2,721
Right-of-use assets obtained in exchange for lease obligations	$1,047	$297

As of September 30, 2021 and December 31, 2020, supplemental balance sheet information related to leases is as follows:

		September 30,	December 31,
(In thousands of U.S. Dollars)		2021	2020
Assets	Balance Sheet Classification
Right-of-Use Assets	Property, plant and equipment	$12,833	$13,911
Liabilities	Balance Sheet Classification
Operating Leases	Accrued and other liabilities	$15,388	$16,634

As of September 30, 2021 and December 31, 2020, the weighted-average remaining lease term and weighted-average interest rate associated with the Company’s operating leases are as follows:

	September 30,	December 31,
	2021	2020
Weighted-average remaining lease term (years)	7.0	7.6
Weighted-average discount rate	5.96%	5.91%

As of September 30, 2021, the maturities of the Company’s operating lease liabilities are as follows:

(In thousands of U.S. Dollars)
2021 (three months remaining)	$924
2022	3,360
2023	2,454
2024	2,230
2025	2,078
Thereafter	8,026
Total lease payments	$19,072
Less: interest expense	(3,684)
Present value of operating lease liabilities	$15,388
(b)	IMAX Corporation as a Lessor

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

(See Note 4 for information related to the net investment in leases related to the Company’s sales-type lease arrangements.)

6.  Inventories

As of September 30, 2021 and December 31, 2020, Inventories consist of the following:

	September 30,	December 31,
(In thousands of U.S. Dollars)	2021	2020
Raw materials	$27,172	$30,096
Work-in-process	1,964	3,014
Finished goods	9,109	6,470
	$38,245	$39,580

At September 30, 2021, Inventories include finished goods of $2.2 million (December 31, 2020 — $2.1 million) for which title had passed to the customer, but the criteria for revenue recognition were not met as of the balance sheet date.

During the three and nine months ended September 30, 2021, the Company recognized write-downs of $0.3 million and $0.5 million, respectively, (2020 — $0.6 million and $0.7 million, respectively) for excess and damaged inventory.

7.  Debt

(a)	Revolving Credit Facility Borrowings

As of September 30, 2021 and December 31, 2020, Revolving Credit Facility Borrowings consist of the following:

	September 30,	December 31,
(In thousands of U.S. Dollars)	2021	2020
Credit Facility borrowings	$—	$300,000
Working Capital Facility borrowings	10,974	7,643
Unamortized debt issuance costs	(1,488)	(1,967)
Revolving Credit Facility Borrowings, net	$9,486	$305,676

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

In the first quarter of 2020, in response to uncertainties associated with the outbreak of the COVID-19 global pandemic and its impact on the Company’s business, the Company drew down $280.0 million in available borrowing capacity under the Credit Facility, resulting in total outstanding borrowings of $300.0 million, which remained outstanding as of December 31, 2020. During the first half of 2021, the Company completely repaid the $300.0 million of Credit Facility borrowings, using cash on hand following the issuance of the Convertible Notes (as discussed below). Accordingly, as of September 30, 2021, there were no outstanding borrowings under the Credit Facility. As of September 30, 2021 and December 31, 2020, the Company did not have any letters of credit or advance payment guarantees outstanding under the Credit Facility.

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

On March 15, 2021, the Company entered into the Second Amendment to the Credit Agreement (as previously amended by the First Amendment to the Credit Agreement, dated as of June 10, 2020) (collectively, the “First and Secondment Amendments”). On July 28, 2021, the Company entered into the Third Amendment to the Credit Agreement (as previously amended by the First and Second Amendments) (collectively, the “Amendments”). The Amendments, among other things, (i) suspend the Senior Secured Net Leverage Ratio covenant through the first quarter of 2022, (ii) re-establish the Senior Secured Net Leverage Ratio covenant thereafter, provided that for subsequent quarters that such covenant is tested, as applicable, the Company will be permitted to use its quarterly EBITDA (as defined in the Credit Agreement) from the third and fourth quarters of 2019 in lieu of EBITDA for the corresponding quarters of 2021, (iii) add a $75.0 million minimum liquidity covenant measured at the end of each calendar month, (iv) restrict the Company’s ability to make certain restricted payments, dispositions and investments, create or assume liens and incur debt that would otherwise have been permitted by the Credit Agreement, (v) permit the issuance of the Convertible Notes (as discussed below) and related transactions, including the capped call transactions, or other unsecured debt, in an amount not to exceed $290.0 million, (vi) allow $30.0 million in permitted repurchases of the Company’s common shares, subject to a $300.0 million pro forma minimum liquidity covenant and (vii) increase permitted repurchases of the common shares of IMAX China Holding, Inc. from $5.0 million to $20.0 million, subject to pro forma compliance with the existing financial covenants set forth in the Credit Agreement. The modifications to the negative covenants, the minimum liquidity covenant, permitted share repurchases and modifications to certain other provisions in the Credit Agreement pursuant to the Amendments are effective until the earlier of the delivery of the compliance certificate for the fourth quarter of 2022 or the date on which the Company, in its sole discretion, elects to calculate its compliance with the Senior Secured Net Leverage Ratio by using either its actual EBITDA or annualized EBITDA (the “Designated Period”). As of September 30, 2021, the Company was in compliance with all of its requirements under the Credit Agreement, as amended.

Borrowings under the Credit Facility bear interest, at the Company’s option, at (i) LIBOR plus a margin ranging from 1.00% to 1.75% per annum; or (ii) the U.S. base rate plus a margin ranging from 0.25% to 1.00% per annum, in each case depending on the Company’s Total Leverage Ratio (as defined in the Credit Agreement); provided, however, that from the effective date of the First Amendment to the Credit Agreement until the Company delivers a compliance certificate under the Credit Facility following the end of the Designated Period, the applicable margin for LIBOR borrowings will be 2.50% per annum and the applicable margin for U.S. base rate borrowings will be 1.75% per annum. The effective interest rate for the three and nine months ended September 30, 2021 was nil and 2.64%, respectively (2020 — 2.70% and 2.24%, respectively).

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

The Company incurred fees of approximately $1.6 million in connection with the Amendments, which are being amortized on a straight-line basis to Interest Expense over the relevant amendment periods.

Working Capital Facility

On July 1, 2021, IMAX (Shanghai) Multimedia Technology Co., Ltd. (“IMAX Shanghai”), one of the Company’s majority-owned subsidiaries in China, renewed its unsecured revolving facility for up to 200.0 million Chinese Renminbi (“RMB”) (approximately $30.8 million) to fund ongoing working capital requirements (the “Working Capital Facility”). The Working Capital Facility expires in July 2022.

As of September 30, 2021, outstanding Working Capital Facility borrowings were RMB 71.2 million ($11.0 million) and outstanding letters of guarantee were RMB 0.3 million (less than $0.1 million). As of December 31, 2020, outstanding Working Capital Facility borrowings were RMB 49.9 million ($7.6 million) and no letters of guarantee were issued. As of September 30, 2021, the amount available for future borrowings under the Working Capital Facility was RMB 118.8 million ($18.3 million) and the amount available for letters of guarantee was RMB 9.7 million ($1.5 million). The amount available for future borrowings under the Working Capital Facility is not subject to a standby fee. The effective interest rate for borrowings under the Working Capital Facility for the three and nine months ended September 30, 2021 was 4.29% and 4.32%, respectively (2020 ― 4.35%, respectively).

Wells Fargo Foreign Exchange Facility

Within the Credit Facility, the Company is able to enter into foreign currency forward contracts and/or other swap arrangements. As of September 30, 2021, the net unrealized loss on the Company’s outstanding foreign currency forward contracts was $(0.3) million, representing the amount by which the notional value of these forward contracts exceeded their fair value (December 31, 2020 — $2.0 million). As of September 30, 2021, the notional value of the Company’s outstanding foreign currency forward contracts was $25.8 million (December 31, 2020 — $31.9 million).

NBC Facility

On October 28, 2019, the Company entered into a $5.0 million facility with the National Bank of Canada (the “NBC Facility”) fully insured by Export Development Canada for use solely in conjunction with the issuance of performance guarantees and letters of credit. The NBC Facility is renewed on an annual basis. It was renewed on October 15, 2021 for a one-year term on the same terms and conditions. The Company did not have any letters of credit or advance payment guarantees outstanding as of September 30, 2021 and December 31, 2020 under the NBC Facility.

(b)	Convertible Notes

As of September 30, 2021 and December 31, 2020, Convertible Notes (as defined below) consist of the following:

	September 30,	December 31,
(In thousands of U.S. Dollars)	2021	2020
Convertible Notes	$230,000	$—
Unamortized discounts and debt issuance costs	(6,735)	—
	$223,265	$—

On March 19, 2021, the Company issued $230.0 million of 0.500% Convertible Senior Notes due 2026 (the “Convertible Notes”) in a private placement conducted pursuant to Rule 144A under the Securities Act of 1933, as amended. The net proceeds from the issuance of the Convertible Notes were $223.7 million, after deducting the initial purchasers’ discounts and commissions. In addition, the Company paid $1.2 million of debt issuance costs associated with the Convertible Notes. The Company used a portion of the net proceeds from the issuance of the Convertible Notes to make a partial repayment of outstanding Credit Facility borrowings (as discussed above), and is using the remainder for working capital or other general corporate purposes.

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

In addition, upon the occurrence of a “fundamental change” (as defined below), holders may require the Company to repurchase their Convertible Notes at a cash repurchase price equal to the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest, if any. Subject to the terms and conditions of the indenture governing the Convertible Notes, a “fundamental change” means, among other things, an event resulting in (i) a change of control, (ii) a transfer of all or substantially all of the assets of the Company, (iii) a merger, (iv) liquidation or dissolution of the Company, or (v) delisting of the Company’s common shares from a national securities exchange.

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

(i)In January 2004, the Company and IMAX Theatre Services Ltd., a subsidiary of the Company, commenced an arbitration seeking damages before the International Court of Arbitration of the International Chamber of Commerce (the “ICC”) with respect to the breach by Electronic Media Limited (“EML”) of its December 2000 agreement with the Company. In June 2004, the Company commenced a related arbitration before the ICC against EML’s affiliate, E-City Entertainment (I) PVT Limited (“E-City”). On March 27, 2008, the arbitration panel issued a final award in favor of the Company in the amount of $11.3 million, consisting of past and future rents owed to the Company, plus interest and costs, as well as an additional $2,512 each day in interest from October 1, 2007 until the date the award is paid. In July 2008, E-City commenced a proceeding in Mumbai, India seeking an order that the ICC award may not be recognized in India and on June 10, 2013, the Bombay High Court ruled that it had jurisdiction over the proceeding filed by E-City. The Company appealed that ruling to the Supreme Court of India, and on March 10, 2017, the Supreme Court set aside the Bombay High Court’s judgment and dismissed E-City’s petition. On March 29, 2017, the Company filed an Execution Application in the Bombay High Court seeking to enforce the ICC award against E-City and several related parties, which award the Company calculates to be $24.2 million, inclusive of interest, as of September 30, 2021. That matter is currently pending. The Company has also taken steps to enforce the ICC final award outside of India. In December 2011, the Ontario Superior Court of Justice issued an order recognizing the final award and requiring E-City to pay the Company $30,000 to cover the costs of the application, and in May 2012, the New York Supreme Court recognized the Canadian judgment and entered it as a New York judgment. The Company intends to continue pursuing its rights and seeking to enforce the award, although no assurances can be given with respect to the ultimate outcome.

(ii)On November 11, 2013, Giencourt Investments, S.A. (“Giencourt”) initiated arbitration before the International Centre for Dispute Resolution in Miami, Florida, based on alleged breaches by the Company of its theater agreement and related license agreement with Giencourt. On February 7, 2017, the panel issued a Partial Final Award and on July 21, 2017, the panel issued a Final Award (collectively, the “Award”), which held that the parties had reached a binding settlement, and therefore the panel did not reach a decision regarding the merits of the dispute. On December 3, 2020, the District Judge entered a final judgment (the “Final Judgment”) against the Company in the total amount of $11.3 million as damages under the Award. As of December 31, 2020, the Company’s Consolidated Balance Sheets includes a liability within Accrued and Other Liabilities of $11.3 million related to the Final Judgment, consisting of $7.2 million related to amounts previously collected from or owed to Giencourt principally in respect of theater systems that were not delivered and $4.1 million recorded within Legal Judgment and Arbitration Awards in the Company’s Consolidated Statements of Operations during the year ended December 31, 2020 in respect of the remaining amounts owed under the Final Judgment. On June 23, 2021, the Company entered into a final settlement agreement with Giencourt to fully resolve all disputes between the parties in the United States and Ontario (the “Settlement Agreement”). In the second quarter of 2021, the Company paid Giencourt $9.5 million as required by the terms of the Settlement Agreement. As a result of the Settlement Agreement, the Final Judgment has been vacated, all litigation between the parties in all jurisdictions has been dismissed and full and final releases have been exchanged by the parties. Accordingly, upon entry in the Settlement Agreement on June 23, 2021, the remaining $1.8 million liability recorded within Accrued and Other Liabilities was reversed and a corresponding $1.8 million benefit was recorded in the Company’s Condensed Consolidated Statements of Operations within Legal Judgment and Arbitration Awards.

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

The Company’s accrual for product warranties, which is recorded within Accrued and Other Liabilities in the Condensed Consolidated Balance Sheets, was $nil and less than $0.1 million as of September 30, 2021 and December 31, 2020, respectively.

(e)	Director/Officer Indemnifications

The Company’s by-laws contain an indemnification of its directors/officers, former directors/officers and persons who have acted at its request to be a director/officer of an entity in which the Company is a shareholder or creditor, to indemnify them, to the extent permitted by the Canada Business Corporations Act, against expenses (including legal fees), judgments, fines and any amounts actually and reasonably incurred by them in connection with any action, suit or proceeding in which the directors and/or officers are sued as a result of their service, if they acted honestly and in good faith with a view to the best interests of the Company. In addition, the Company has entered into indemnification agreements with each of its directors in order to effectuate the foregoing. The nature of the indemnification prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to counterparties. The Company has purchased directors’ and officers’ liability insurance. No amount has been accrued in the Company’s Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020, with respect to this indemnity.

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

Sales commissions and other selling expenses paid prior to the recognition of the related revenue are deferred and recognized in the Condensed Consolidated Statements of Operations upon the recognition of the related theater system revenue. For the three and nine months ended September 30, 2021, the sales commission costs recognized within Costs and Expenses Applicable to Revenues – Technology Sales are $0.2 million and $0.6 million, respectively (2020 — $0.3 million and $0.4 million, respectively). Direct advertising and marketing costs for each theater are expensed as incurred. For the three and nine months ended September 30, 2021, the total of all such costs recognized within Costs and Expenses Applicable to Revenues – Technology Sales was $0.1 million and $0.3 million, respectively (2020 — $0.3 million and $0.6 million, respectively).

Sales commissions related to joint revenue sharing arrangements accounted for operating leases are recognized as Costs and Expenses Applicable to Revenues – Technology Rentals in the month they are earned by the salesperson, which is typically the month in which the theater system is installed. For the three and nine months ended September 30, 2021, sales commissions related to such joint revenue sharing arrangements totaled $0.1 million and $0.4 million, respectively (2020 — $0.3 million and $0.5 million, respectively). Direct advertising and marketing costs for each theater are expensed as incurred. For the three and nine months ended September 30, 2021, the total of such costs recognized within Costs and Expenses Applicable to Revenues – Technology Rentals was $0.7 million and $1.5 million, respectively (2020 — $0.4 million and $0.8 million, respectively).

Film exploitation costs, including advertising and marketing expense, totaled $3.2 million and $5.9 million, respectively, for the three and nine months ended September 30, 2021 (2020 — $0.5 million and $3.1 million, respectively), and are expensed as incurred within Costs and Expenses Applicable to Revenues – Image Enhancement and Maintenance Services.

(b)	Foreign Exchange

Included in Selling, General and Administrative Expenses for the three and nine months ended September 30, 2021 is a net loss of $(0.6) million and a net gain of $1.1 million, respectively (2020 — net gain of $0.2 million and net loss of $(0.8) million, respectively) resulting from changes in exchange rates related to foreign currency denominated monetary assets and liabilities. See Note 16(c) for additional information.

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

As of September 30, 2021, the Company has signed traditional and hybrid joint revenue sharing agreements with 42 exhibitors (2020 — 41) for a total of 1,228 IMAX Theater Systems (2020 — 1,233), of which 904 theaters (2020 — 881) were operational and included in the network as of that date. The terms of these arrangements are similar in nature, rights and obligations. The accounting policy for the Company’s joint revenue sharing arrangements is disclosed in Note 3(n) of the Company’s 2020 Form 10-K.

Revenue attributable to transactions arising between the Company and its customers under joint revenue sharing arrangements are recorded within Revenues — Technology Sales and Revenues — Technology Rentals. For the three and nine months ended September 30, 2021, such revenues totaled $10.9 million and $29.9 million, respectively (2020 — $4.5 million and $11.5 million, respectively). (See Note 13(a) for a disaggregated presentation of the Company’s revenues.)

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

For the three and nine months ended September 30, 2021, the majority of IMAX DMR revenue was earned from the exhibition of 24 films (21 new and 3 carryovers) and 53 films (47 new and 6 carryovers), respectively, and the re-release of classic titles throughout the IMAX theater network, as compared to six new films and 20 films (16 new and 4 carryovers), respectively, and the re-release of classic titles in the three and nine months ended September 30, 2020. The accounting policy for the Company’s IMAX DMR arrangements is disclosed in Note 3(n) of the Company’s 2020 Form 10-K.

Revenue attributable to transactions arising between the Company and its customers under IMAX DMR arrangements are included in Revenues – Image Enhancement and Maintenance Services. For the three and nine months ended September 30, 2021, such revenues totaled $15.7 million and $39.4 million, respectively (2020 — $6.9 million and $18.1 million, respectively). (See Note 13(a) for a disaggregated presentation of the Company’s revenues.)

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

As of September 30, 2021, the Company has one co-produced film arrangement, which represents the VIE total assets balance of $1.6 million and liabilities balance of $0.3 million and three other co-produced film arrangements, the terms of which are similar. The accounting policies relating to co-produced film arrangements are disclosed in Notes 3(a) and 3(n) of the Company’s 2020 Form 10-K.

For the three and nine months ended September 30, 2021, an expense of $0.2 million and $0.3 million, respectively (2020 — $0.5 million and $1.9 million, respectively) attributable to transactions between the Company and other parties involved in the production of the films have been included in Costs and Expenses Applicable to Revenues – Image Enhancement and Maintenance Services.

10.  Condensed Consolidated Statements of Cash Flows – Supplemental Information

(a)	Changes in other operating assets and liabilities

	Nine Months Ended
	September 30,
(In thousands of U.S. Dollars)	2021	2020
(Increase) decrease in:
Financing receivables	$(1,693)	$(3,212)
Prepaid expenses	(2,767)	(1,332)
Variable consideration receivables	(1,243)	(1,007)
Other assets	664	(3,712)
Decrease in:
Accounts payable	(5,135)	(8,320)
Accrued and other liabilities(1)	(1,728)	(6,526)
	$(11,902)	$(24,109)

(1)	Includes a $9.5 million payment made in the second quarter of 2021 in connection with the settlement of the Giencourt matter, as discussed in Note 8(b)(ii).
(b)	Depreciation and amortization

	Nine Months Ended
	September 30,
(In thousands of U.S. Dollars)	2021	2020
Film assets	$10,661	$6,159
Property, plant and equipment:
Equipment supporting joint revenue sharing arrangements	16,784	19,247
Other property, plant and equipment	7,176	8,478
Other intangible assets(1)	4,509	4,882
Other assets(2)	1,440	1,933
	$40,570	$40,699

(1)

Includes the amortization of licenses and intellectual property recorded in Research and Development on the Condensed Consolidated Statement of Operations of $1.0 million in the nine months ended September 30, 2021 (2020 — $1.0 million).

(2)	Includes the amortization of lessee incentives provided by the Company to its customers under joint revenue sharing arrangements.

(c)	Write-downs

	Nine Months Ended
	September 30,
(In thousands of U.S. Dollars)	2021	2020
Inventories(1)	$468	$729
Property, plant and equipment:
Equipment supporting joint revenue sharing arrangements(2)	328	1,050
Other property, plant and equipment	—	66
Other intangible assets	63	132
Film assets(3)	19	10,211
Other assets(4)	—	1,151
	$878	$13,339

(1)

In the nine months ended September 30, 2021, the Company recorded write-downs of $0.5 million (2020 — $0.7 million) in Costs and Expenses Applicable to Technology Sales related to excess and damaged inventory.

(2)

In the nine months ended September 30, 2021, the Company recorded charges of $0.3 million (2020 — $1.1 million) in Costs and Expenses Applicable to Technology Rentals mostly related to the write-down of leased xenon-based digital systems which were taken out of service in connection with customer upgrades to laser-based digital systems.

(3)

In the nine months ended September 30, 2020, the Company recorded impairment losses of $10.2 million in Costs and Expenses Applicable to Image Enhancement and Maintenance Services principally to write-down the carrying value of certain documentary and alternative film content due to a decrease in projected box office totals and related revenues based on management’s regular quarterly recoverability assessments. To a much lesser extent, the impairment losses also relate to the write-down of DMR related film assets.

(4)	In the nine months ended September 30, 2020, the Company recorded a write-down of $1.2 million in Asset Impairments related to content-related assets which became impaired in the period.
(d)	Significant non-cash investing activities

	Nine Months Ended
	September 30,
(In thousands of U.S. Dollars)	2021	2020
Net (decrease) increase in accruals related to:
Investment in equipment supporting joint revenue sharing arrangements	$217	$(1,897)
Acquisition of other intangible assets	(863)	69
Purchases of property, plant and equipment	(8)	158
	$(654)	$(1,670)

11.  Income Taxes

(a)	Income Tax Expense

For the three months ended September 30, 2021, the Company recorded income tax expense of $4.4 million (2020 — income tax expense of $19.3 million). For the three months ended September 30, 2021, the Company’s effective tax rate of (226.6)% varies from the Canadian statutory tax rate of 26.2% that was in effect during the period as follows:

	Three Months Ended		Three Months Ended
	September 30, 2021		September 30, 2020
(In thousands of U.S. Dollars, except rates)	Amount	Rate	Amount	Rate
Income tax benefit at combined statutory rates	$509	26.2%	$7,279	26.2%
Adjustments resulting from:
Unrealized investment gains not taxable	—	—	420	1.5%
Increase of valuation allowance	(4,270)	(219.8%)	(23,707)	(85.3%)
Changes to tax reserves	(215)	(11.1%)	(181)	(0.7%)
Withholding taxes resulting from management's decision to no longer indefinitely reinvest the historical earnings of certain foreign subsidiaries	—	—	(186)	(0.7%)
Reduction in tax benefits resulting from the vesting of share-based compensation	(4)	(0.2%)	(38)	(0.1%)
Other non-deductible/non-taxable items	(422)	(21.7%)	(2,936)	(10.5%)
Income tax expense	$(4,402)	(226.6%)	$(19,349)	(69.6%)

For the three months ended September 30, 2021, the Company recorded an additional $4.3 million valuation allowance against deferred tax assets in jurisdictions where management could not reliably forecast that future tax liabilities would arise, principally due to the uncertainties around the long-term impact of the COVID-19 global pandemic. Accordingly, the tax benefit associated with the current period losses in these jurisdictions is not ultimately reflected in the Company’s Condensed Consolidated Statements of Operations.

For the nine months ended September 30, 2021, the Company recorded income tax expense of $9.4 million (2020 — $24.6 million). For the nine months ended September 30, 2021, the Company’s effective tax rate of (69.5)% varies from the Canadian statutory tax rate of 26.2% that was in effect during the period as follows:

	Nine Months Ended		Nine Months Ended
	September 30, 2021		September 30, 2020
(In thousands of U.S. Dollars, except rates)	Amount	Rate	Amount	Rate
Income tax benefit at combined statutory rates	$3,548	26.2%	$29,201	26.2%
Adjustments resulting from:
Realized and unrealized investment gains (losses) not taxable	1,367	10.1%	(239)	(0.2%)
Increase of valuation allowance	(14,248)	(105.2%)	(23,706)	(21.3%)
Changes to tax reserves	1,234	9.1%	(4,978)	(4.5%)
Withholding taxes resulting from management's decision to no longer indefinitely reinvest the historical earnings of certain foreign subsidiaries	(547)	(4.0%)	(18,661)	(16.7%)
Increase in tax benefits resulting from the vesting of share-based compensation	709	5.2%	33	—
Other non-deductible/non-taxable items	(1,479)	(10.9%)	(6,256)	(5.6%)
Income tax expense	$(9,416)	(69.5%)	$(24,606)	(22.1%)

As of September 30, 2021, the Company’s Condensed Consolidated Balance Sheets include net deferred income tax assets of $18.7 million, net of a valuation allowance of $45.5 million (December 31, 2020 — $18.0 million, net of a valuation allowance of $28.8 million). The $16.7 million valuation allowance change recorded during the nine months ended September 30, 2021 is reflected within Income Tax Expense in the Company’s Condensed Consolidated Statements of Operations ($14.2 million) and within Shareholder’s Equity on the Company’s Condensed Consolidated Balance Sheets ($2.5 million). The valuation allowance is expected to reverse at the point in time when management determines it is more likely than not that the Company will incur sufficient tax liabilities to allow it to utilize the deferred tax assets against which the valuation allowance is recorded. Despite the valuation allowance recorded against its deferred tax assets, the Company remains entitled to benefit from tax attributes which currently have a valuation allowance applied to them.

During the three and nine months ended September 30, 2021, $20.4 million of historical earnings from a subsidiary in China were repatriated and, as a result $2.0 million of foreign withholding taxes were paid in the period (2020 — $nil).

(b)	Income Tax Effect on Other Comprehensive (Loss) Income

For the three and nine months ended September 30, 2021 and 2020, the income tax expense related to the following items in Other Comprehensive (Loss) Income are:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands of U.S. Dollars)	2021	2020	2021	2020
Unrealized change in cash flow hedging instruments	$199	$(160)	$42	$235
Realized change in cash flow hedging instruments	82	(29)	358	(211)
Reclassification of unrealized change in ineffective cash flow hedging instruments	7	—	83	—
Defined benefit and postretirement benefit plans	(12)	—	(37)	40
	$276	$(189)	$446	$64

12.  Capital Stock And Reserves

(a)	Share-Based Compensation

For the three and nine months ended September 30, 2021, share-based compensation expense totaled $6.1 million and $18.2 million, respectively (2020 — $5.3 million and $16.0 million, respectively) and is reflected in the following accounts in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In Thousands of U.S. Dollars)	2021	2020	2021	2020
Cost and expenses applicable to revenues	$314	$130	$920	$530
Selling, general and administrative expenses	5,706	5,151	17,046	15,325
Research and development	89	29	245	114
	$6,109	$5,310	$18,211	$15,969

For the three and nine months ended September 30, 2020, there was a lower level of share-based compensation expenses allocated to Costs and Expense Applicable to Revenues or Research and Development due to the lower level of production during the COVID-19 global pandemic.

The following table summarizes the Company’s share-based compensation expense by each award type:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In Thousands of U.S. Dollars)	2021	2020	2021	2020
Stock Options	$253	$433	$808	$1,449
Restricted Share Units	3,900	3,430	11,524	10,866
Performance Stock Units	1,183	483	3,169	1,229
IMAX China Stock Options	41	600	143	701
IMAX China Long Term Incentive Plan Restricted Share Units	600	332	2,217	1,645
IMAX China Long Term Incentive Plan Performance Stock Units	132	32	350	79
	$6,109	$5,310	$18,211	$15,969

Included in the above table is an expense of $nil in the three and nine months ended September 30, 2021 (2020 — $nil and $0.1 million, respectively) related to restricted share units granted to a certain advisor of the Company.

Stock Option Summary

The following table summarizes the activity under the Company’s Stock Option Plan (“SOP”) and the IMAX Corporation Second Amended and Restated Long-Term Incentive Plan (as may be amended, “IMAX LTIP”) for the nine months ended September 30, 2021 and 2020:

	Number of Shares		Weighted Average Exercise Price Per Share
	2021	2020	2021	2020
Stock options outstanding, beginning of period	4,892,962	5,732,209	$26.81	$26.82
Granted	—	—	—	—
Exercised	(41,613)	—	21.23	—
Forfeited	(86,587)	(23,633)	22.51	22.35
Expired	(903,038)	(772,665)	28.31	27.03
Cancelled	(123,220)	(18,483)	26.68	27.97
Stock options outstanding, end of period	3,738,504	4,917,428	26.61	26.80
Stock options exercisable, end of period	3,487,857	4,315,484	26.93	27.32

Stock options are no longer granted under the Company’s previously approved SOP.

Restricted Share Units (“RSU”) Summary

The following table summarizes the activity in respect of RSUs issued under the IMAX LTIP for the nine months ended September 30, 2021 and 2020:

	Number of Awards		Weighted Average Grant Date Fair Value Per Share
	2021	2020	2021	2020
RSUs outstanding, beginning of period	1,564,838	1,065,347	$18.33	$23.17
Granted	831,123	1,050,385	21.03	15.35
Vested and settled	(571,616)	(386,451)	19.11	21.59
Forfeited	(231,380)	(54,933)	19.50	19.70
RSUs outstanding, end of period	1,592,965	1,674,348	19.29	18.75

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

The amount and timing of compensation expense recognized for PSUs with EBITDA-based targets is dependent upon management's assessment of the likelihood of achieving these targets. If, as a result of management’s assessment, it is projected that a greater number of PSUs will vest than previously anticipated, a life-to-date adjustment to increase compensation expense is recorded in the period that such determination is made. Conversely, if, as a result of management’s assessment, it is projected that a lower number of PSUs will vest than previously anticipated, a life-to-date adjustment to decrease compensation expense is recorded in the period that such determination is made. The expense recognized in the nine months ended September 30, 2021 includes adjustments reflecting management’s estimate of the number of PSUs with EBITDA-based targets expected to vest.

The following table summarizes the activity in respect of PSUs issued under the IMAX LTIP for the nine months ended September 30, 2021 and 2020:

	Number of Awards		Weighted Average Grant Date Fair Value Per Share
	2021	2020	2021	2020
PSUs outstanding, beginning of period	361,844	—	$15.68	$—
Granted	309,574	370,265	20.77	15.66
Forfeited	(54,634)	(2,526)	16.08	14.84
PSUs outstanding, end of period	616,784	367,739	18.20	15.67

As of September 30, 2021, the maximum number of shares of common stock that may be issued with respect to PSUs outstanding is 1,079,372, assuming full achievement of the EBITDA and TSR targets.
(b)	Issuer Purchases of Equity Securities

In April 2021, the Company’s Board of Directors approved a 12-month extension to its share repurchase program through June 30, 2022. The extension authorized the Company to repurchase up to approximately $89.4 million worth of common shares, the remaining amount available of the original $200.0 million initially authorized under the share repurchase program when it commenced on July 1, 2017. The repurchases may be made either in the open market or through private transactions, including repurchases made pursuant a plan intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, subject to market conditions, applicable legal requirements, and other relevant factors. The Company has no obligation to repurchase shares and the share repurchase program may be suspended or discontinued by the Company at any time.

During the three and nine months ended September 30, 2021, the Company repurchased 316,812 common shares, respectively (2020 — nil and 2,484,123 common shares, respectively), at an average price of $14.53 per share, respectively (2020 — $nil and $14.72 per share, respectively), excluding commissions. During the three and nine months ended September 30, 2021, there were no common shares purchased in the administration of employee share-based compensation plans (2020 — nil and 200,000 common shares at an average price of $nil and $15.43 per share, respectively).

As of September 30, 2021, the IMAX LTIP trustee held 276 shares purchased for less than $0.1 million (December 31, 2020 — 723 shares for less than $0.1 million), in the open market to be issued upon the settlement of RSUs and certain stock options. The shares held with the trustee are recorded at cost and are reported as a reduction against Capital Stock on the Company’s Condensed Consolidated Balance Sheets.

In 2021, IMAX China announced that its shareholders granted its Board of Directors a general mandate authorizing the Board, subject to applicable laws, to repurchase of shares of IMAX China not to exceed 10% of the total number of issued shares as of May 6, 2021 (34,835,824 shares). This program will be valid until the 2022 Annual General Meeting of IMAX China. The repurchases may be made in the open market or through other means permitted by applicable laws. IMAX China has no obligation to repurchase its shares and the share repurchase program may be suspended or discontinued by IMAX China at any time. During the three and nine months ended September 30, 2021, IMAX China repurchased 3,569,000 common shares, respectively, at an average price of HKD 10.90 per share, respectively (U.S. $1.40 per share, respectively). During three and nine months ended September 30, 2020, IMAX China repurchased nil and 906,400 common shares, respectively, at an average price of HKD nil and HKD 13.13 per share, respectively (U.S. $nil and $1.69 per share, respectively).

(c)	Basic and Diluted Weighted Average Shares Outstanding

The following table reconciles the denominator of the basic and diluted weighted average share computations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
(In thousands)
Issued and outstanding, beginning of period	59,396	58,857	58,921	61,176
Weighted average number of shares (repurchased) issued, net	(152)	2	286	(1,816)
Weighted average number of shares outstanding - basic	59,244	58,859	59,207	59,360
Weighted average effect of potential common shares, if dilutive	—	—	—	—
Weighted average number of shares outstanding - diluted	59,244	58,859	59,207	59,360

For the three and nine months ended September 30, 2021, the calculation of diluted weighted average shares outstanding excludes 6,115,389 shares (2020 — 6,959,515 shares) that are issuable upon the vesting or exercise of share-based compensation including: (i) 1,592,965 RSUs (2020 — 1,674,348 RSUs), (ii) 783,920 PSUs (2020 — 367,739 PSUs) and (iii) 3,738,504 stock options (2020 — 4,917,428 stock options), as the effect would be anti-dilutive.

The calculation of diluted weighted average shares outstanding for the three and nine months ended September 30, 2021 also excludes any shares potentially issuable upon the conversion of the Convertible Notes as the average market price of the Company’s common shares during the period of time they were outstanding was less than the conversion price of the Convertible Notes. (See Note 7(b).)

(d)	Statutory Surplus Reserve

Pursuant to the corporate law of the People’s Republic of China (the “PRC”), entities registered in the PRC are required to maintain certain statutory reserves, which are appropriated from after-tax profits (after offsetting accumulated losses from prior years), as reported in their respective statutory financial statements, before the declaration or payment of dividends to equity holders. All statutory reserves are created for specific purposes.

The Company’s PRC subsidiaries are required to appropriate 10% of statutory net profits to statutory surplus reserves, upon distribution of their after-tax profits. The Company’s PRC subsidiaries may discontinue the contribution when the aggregate sum of the statutory surplus reserve is more than 50% of its registered capital. The statutory surplus reserve is non-distributable other than during liquidation and only be used to fund losses from prior years, to expand production operations, or to increase the capital of the subsidiaries. In addition, the subsidiaries may make further contribution to the discretional surplus reserve using post-tax profits in accordance with resolutions of the Board of Directors.

During the three months ended September 30, 2021, one of the Company’s PRC subsidiaries declared and paid dividends of RMB 131.6 million ($20.4 million). In the third quarter of 2021, upon passage of the requisite resolution of the Board of Directors, a statutory surplus reserve of RMB 36.4 million ($5.6 million) was recorded within Shareholders’ Equity as an appropriation of the retained earnings of the Company’s PRC subsidiaries, of which $3.9 million is attributable to the Company’s common shareholders and $1.7 million is attributable to non-controlling shareholders. The statutory surplus reserve of RMB 36.4 million ($5.6 million) has reached 50% of its PRC subsidiaries’ registered capital.

13.  Revenue from Contracts with Customers

(a)	Disaggregated Information About Revenue

The following tables summarize the Company’s revenues by type and reportable segment for the three and nine months ended September 30, 2021:

	Three Months Ended September 30, 2021
	Revenue from
	Contracts with Customers		Revenue from
(In thousands of U.S. Dollars)	Fixed Consideration	Variable Consideration	Lease Arrangements	Finance Income	Total
Technology sales
IMAX Systems(1)	$9,701	$802	$98	$—	$10,601
Joint Revenue Sharing Arrangements, fixed fees	—	—	1,036	—	1,036
Other Theater Business	363	—	—	—	363
Other sales(2)	1,154	6	—	—	1,160
Sub-total	11,218	808	1,134	—	13,160
Image enhancement and maintenance services
IMAX DMR	—	15,701	—	—	15,701
IMAX Maintenance	13,055	—	—	—	13,055
Film Post-Production	899	—	—	—	899
Film Distribution	203	496	—	—	699
Other	—	234	—	—	234
Sub-total	14,157	16,431	—	—	30,588
Technology rentals
Joint Revenue Sharing Arrangements, contingent rent	—	—	9,887	—	9,887
Other	—	—	332	—	332
Sub-total	—	—	10,219	—	10,219
Finance income
IMAX Systems	—	—	—	2,635	2,635
Total	$25,375	$17,239	$11,353	$2,635	$56,602

	Nine Months Ended September 30, 2021
	Revenue from
	Contracts with Customers		Revenue from
(In thousands of U.S. Dollars)	Fixed consideration	Variable consideration	Lease Arrangements	Finance Income	Total
Technology sales
IMAX Systems(1)	$20,143	$2,573	$4,220	$—	$26,936
Joint Revenue Sharing Arrangements, fixed fees	—	—	3,776	—	3,776
Other Theater Business	1,275	—	—	—	1,275
Other sales(2)	2,474	47	—	—	2,521
Sub-total	23,892	2,620	7,996	—	34,508
Image enhancement and maintenance services
IMAX DMR	—	39,438	—	—	39,438
IMAX Maintenance	33,196	—	—	—	33,196
Film Post-Production	2,886	—	—	—	2,886
Film Distribution	204	911	—	—	1,115
Other	—	279	—	—	279
Sub-total	36,286	40,628	—	—	76,914
Technology rentals
Joint Revenue Sharing Arrangements, contingent rent	—	—	26,108	—	26,108
Other	—	—	600	—	600
Sub-total	—	—	26,708	—	26,708
Finance income
IMAX Systems	—	—	—	8,181	8,181
Total	$60,178	$43,248	$34,704	$8,181	$146,311

(1)

Includes revenues earned from sales or sales-type lease arrangements involving new and upgraded IMAX Theater Systems, as well as the impact on revenue of renewals and amendments to existing theater system arrangements.

(2)	Other sales include revenues associated with New Business Initiatives.

The following tables summarize the Company’s revenues by type and reportable segment for the three and nine months ended September 30, 2020:

	Three Months Ended September 30, 2020
	Revenue from
	Contracts with Customers		Revenue from
(In thousands of U.S. Dollars)	Fixed Consideration	Variable Consideration	Lease Arrangements	Finance Income	Total
Technology sales
IMAX Systems(1)(2)	$12,356	$1,481	$1,159	$—	$14,996
Joint Revenue Sharing Arrangements, fixed fees	—	—	57	—	57
Other Theater Business	307	—	—	—	307
Other sales(3)	378	15	—	—	393
Sub-total	13,041	1,496	1,216	—	15,753
Image enhancement and maintenance services
IMAX DMR	—	6,886	—	—	6,886
IMAX Maintenance	5,855	—	—	—	5,855
Film Post-Production	739	—	—	—	739
Film Distribution	750	376	—	—	1,126
Other	—	(17)	—	—	(17)
Sub-total	7,344	7,245	—	—	14,589
Technology rentals
Joint Revenue Sharing Arrangements, contingent rent	—	—	4,473	—	4,473
Sub-total	—	—	4,473	—	4,473
Finance income
IMAX Systems	—	—	—	2,441	2,441
Total	$20,385	$8,741	$5,689	$2,441	$37,256

	Nine Months Ended September 30, 2020
	Revenue from
	Contracts with Customers		Revenue from
(In thousands of U.S. Dollars)	Fixed consideration	Variable consideration	Lease Arrangements	Finance Income	Total
Technology sales
IMAX Systems(1)(2)	$14,711	$3,143	$2,325	$—	$20,179
Joint Revenue Sharing Arrangements, fixed fees	—	—	1,196	—	1,196
Other Theater Business	1,261	—	—	—	1,261
Other sales(3)	1,361	105	—	—	1,466
Sub-total	17,333	3,248	3,521	—	24,102
Image enhancement and maintenance services
IMAX DMR	—	18,061	—	—	18,061
IMAX Maintenance	13,225	—	—	—	13,225
Film Post-production	3,088	—	—	—	3,088
Film Distribution	3,000	1,453	—	—	4,453
Other		282	—	—	282
Sub-total	19,313	19,796	—	—	39,109
Technology rentals
Joint Revenue Sharing Arrangements, contingent rent	—	—	10,307	—	10,307
Sub-total	—	—	10,307	—	10,307
Finance income
IMAX Systems	—	—	—	7,495	7,495
Total	$36,646	$23,044	$13,828	$7,495	$81,013

(1)

Includes revenues earned from sales or sales-type lease arrangements involving new and upgraded IMAX Theater Systems, as well as the impact on revenue of renewals and amendments to existing theater system arrangements.

(2)

Prior period comparatives have been revised to appropriately classify $1.1 million and $2.3 million, respectively, of fixed consideration under revenue from contracts with customers to revenue from lease arrangements for the three and nine months ended September 30, 2020.

(3)	Other sales include revenues associated with New Business Initiatives.
(b)	Deferred Revenue

IMAX Theater System sale and lease arrangements include a requirement for the Company to provide maintenance services over the life of the arrangement, subject to a consumer price index adjustment each year. In circumstances where customers prepay the entire term’s maintenance fee, additional payments are due to the Company for the years after its extended warranty and maintenance obligations expire. Payments upon renewal each year are either prepaid or made in arrears and can vary in frequency from monthly to annually. At September 30, 2021, $20.3 million of consideration has been deferred in relation to outstanding maintenance services to be provided on existing maintenance contracts (December 31, 2020 — $21.6 million). Maintenance revenue is recognized evenly over the contract term which coincides with the period over which maintenance services are provided. In the event of customer default, any payments made by the customer may be retained by the Company.

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

The following table presents the Company’s revenue and gross margin (margin loss) by category and reportable segment for the three months ended September 30, 2021 and 2020:

	Revenue(1)		Gross Margin (Margin Loss)(4)
(In thousands of U.S. Dollars)	2021	2020	2021	2020
IMAX Technology Network
IMAX DMR	$15,701	$6,886	$7,293	$3,079
Joint Revenue Sharing Arrangements, contingent rent	9,887	4,473	3,626	(2,491)
	25,588	11,359	10,919	588
IMAX Technology Sales and Maintenance
IMAX Systems(2)	13,236	17,437	8,086	8,671
Joint Revenue Sharing Arrangements, fixed fees	1,036	57	280	(117)
IMAX Maintenance	13,055	5,855	6,462	794
Other Theater Business(3)	363	307	64	31
	27,690	23,656	14,892	9,379
New Business Initiatives	1,238	378	1,189	372
Film Distribution and Post-Production
Film Distribution(5)	699	1,126	(4)	(5,597)
Post-Production	899	739	420	(464)
	1,598	1,865	416	(6,061)
Sub-total	56,114	37,258	27,416	4,278
Other	488	(2)	71	(449)
Total	$56,602	$37,256	$27,487	$3,829

The following table presents the Company’s revenue and gross margin (margin loss) by category and reportable segment for the nine months ended September 30, 2021 and 2020:

	Revenue(1)		Gross Margin (Margin Loss)(4)
(In thousands of U.S. Dollars)	2021	2020	2021	2020
IMAX Technology Network
IMAX DMR	$39,438	$18,061	$22,405	$7,492
Joint Revenue Sharing Arrangements, contingent rent	26,108	10,307	7,299	(10,610)
	65,546	28,368	29,704	(3,118)

IMAX Technology Sales and Maintenance
IMAX Systems(2)	35,117	27,674	21,646	14,497
Joint Revenue Sharing Arrangements, fixed fees	3,776	1,196	783	110
IMAX Maintenance	33,196	13,225	15,360	(355)
Other Theater Business(3)	1,283	1,261	269	77
	73,372	43,356	38,058	14,329

New Business Initiatives	2,554	1,488	2,281	1,245
Film Distribution and Post-Production
Film Distribution(5)	1,115	4,453	(319)	(9,296)
Post-Production	2,886	3,088	1,316	(96)
	4,001	7,541	997	(9,392)
Sub-total	145,473	80,753	71,040	3,064
Other	838	260	(669)	(1,837)
Total	$146,311	$81,013	$70,371	$1,227

(1)

The Company’s largest customer represents 18.2% and 22.2%, respectively, of total Revenues for the three and nine months ended September 30, 2021 (2020 — 11.0% and 11.3%, respectively). No single customer comprises more than 10% of the Company’s total Accounts Receivable as of September 30, 2021 and December 31, 2020.

(2)

The revenue from this segment includes the initial upfront payments and the present value of fixed minimum payments from sales and sales-type lease arrangements of IMAX Theater Systems, as well as the present value of estimated variable consideration from sales of IMAX Theater Systems. To a lesser extent, the revenue from this segment also includes finance income associated with these revenue streams.

(3)	The revenue from this segment principally includes after-market sales of IMAX projection system parts and 3D glasses.
(4)

IMAX DMR gross margin includes marketing costs of $3.2 million and $5.8 million, respectively, for the three and nine months ended September 30, 2021 (2020 — $0.4 million and $2.8 million, respectively). JRSA gross margin includes advertising, marketing and commission expense of $0.8 million and $1.9 million, respectively, for the three and nine months ended September 30, 2021 (2020 — $0.7 million and $1.3 million, respectively). IMAX Systems gross margin includes marketing and commission costs of $0.3 million and $0.9 million, respectively, for the three and nine months ended September 30, 2021 (2020 — $0.6 million and $1.0 million, respectively). Film Distribution segment gross margin includes marketing expense of $nil and less than $0.1 million, respectively, for the three and nine months ended September 30, 2021 (2020 — $0.2 million and $0.4 million, respectively).

(5)

During the three and nine months ended September 30, 2020, Film Distribution segment results include impairment losses of $5.4 million and $9.9 million, respectively, to write-down the carrying value of certain documentary and alternative content film assets due to a decrease in projected box office totals and related revenues based on management’s regular quarterly recoverability assessments. No such charges were incurred in the three and nine months ended September 30, 2021.

Geographic Information

Revenue by geographic area is based on the location of the customer. Revenue related to IMAX DMR is presented based upon the geographic location of the theaters that exhibit the remastered films. IMAX DMR revenue is generated through contractual relationships with studios and other third parties and these may not be in the same geographical location as the theater.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue
Greater China	$22,203	$19,346	$75,634	$26,008
United States	16,469	4,335	34,275	21,112
Western Europe	7,634	5,085	11,160	10,273
Asia (excluding Greater China)	4,925	4,935	12,837	12,663
Russia & the CIS	1,353	738	4,577	2,962
Latin America	1,181	1,616	1,579	3,251
Canada	1,083	384	620	1,327
Rest of the World	1,754	817	5,629	3,417
Total	$56,602	$37,256	$146,311	$81,013

No single country in the Rest of the World, Western Europe, Latin America and Asia (excluding Greater China) comprises more than 10% of the Company’s total revenue in the three and nine months ended September 30, 2021.

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

As of September 30, 2021 and December 31, 2020, the Company’s projected benefit obligation and unfunded status related to the SERP are as follows:

	September 30,	December 31,
(In thousands of U.S. Dollars)	2021	2020
Projected benefit obligation:
Obligation, beginning of period	$20,116	$18,840
Interest cost	54	379
Actuarial gain	—	897
Obligation, end of period and unfunded status(1)	$20,170	$20,116

(1)	The accumulated benefit obligation for the SERP was $20.2 million at September 30, 2021 (December 31, 2020 — $20.1 million).

For the three and nine months ended September 30, 2021, the Company recorded interest costs of less than $0.1 million and $0.1 million, respectively (2020 — $0.1 million and $0.3 million, respectively) related to the SERP. The Company expects to recognize additional interest costs of less than $0.1 million related to the SERP during the remainder of 2021. No contributions are expected to be made to the SERP in 2021.

(b)	Defined Contribution Pension Plan

The Company also maintains defined contribution plans for its employees, including its executive officers. The Company makes contributions to these plans on behalf of employees in an amount up to 5% of their base salary subject to certain prescribed maximums. During the three and nine months ended September 30, 2021, the Company contributed and recorded expense of $0.3 million and $0.8 million, respectively (2020 — $0.3 million and $0.8 million, respectively) to its Canadian defined contribution plan and $0.1 million and $0.4 million, respectively (2020 — $0.1 million and $0.5 million, respectively) to its defined contribution employee plan under Section 401(k) of the U.S. Internal Revenue Code.

(c)	Postretirement Benefits – Executives

The Company has an unfunded postretirement plan for Mr. Gelfond and Bradley J. Wechsler, former Chairman of the Company’s Board of Directors. The plan provides that the Company will maintain health benefits for Messrs. Gelfond and Wechsler until they become eligible for Medicare and, thereafter, the Company will provide Medicare supplemental coverage as selected by Messrs. Gelfond and Wechsler. As of September 30, 2021, the Company’s postretirement benefits obligation under this plan is $0.7 million (December 31, 2020 — $0.7 million). For the three and nine months ended September 30, 2021, the Company has recorded an expense of less than $0.1 million (2020 — less than $0.1 million) related to this plan. Mr. Wechsler retired from the Company’s Board of Directors on June 9, 2021. The Company will maintain Mr. Wechsler’s current health benefits through December 31, 2021, and thereafter will provide him with Medicare supplemental coverage.

(d)	Postretirement Benefits – Canadian Employees

The Company has an unfunded postretirement plan for its Canadian employees meeting specific eligibility requirements. The Company will provide eligible participants, upon retirement, with health and welfare benefits. As of September 30, 2021, the Company’s postretirement benefits obligation under this plan is $1.8 million (December 31, 2020 — $1.9 million). For the three and nine months ended September 30, 2021, the Company has recorded expense of less than $0.1 million (2020 — less than $0.1 million and $0.1 million, respectively) related to this plan.

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

As of September 30, 2021, the benefit obligation related to the Retirement Plan was $3.8 million (December 31, 2020 — $3.7 million) and is recorded on the Company’s Condensed Consolidated Balance Sheets within Accrued and Other Liabilities. As the Retirement Plan is fully vested, the benefit obligation is measured at the present value of the benefits expected to be paid in the future with the accretion of interest recognized in the Condensed Consolidated Statements of Operations within Retirement Benefits Non-service Expenses.

The Retirement Plan is funded by an investment in company-owned life insurance (“COLI”), which is recorded at its fair value on the Company’s Condensed Consolidated Balance Sheets within Prepaid Expenses. As of September 30, 2021, fair value of the COLI asset was $3.2 million (December 31, 2020 — $3.2 million). Gains and losses resulting from changes in the cash surrender value of the COLI asset are recognized in the Condensed Consolidated Statements of Operations within Realized and Unrealized Investment Gains (Losses).

16.  Financial Instruments

(a)	Financial Instruments

The Company maintains cash with various major financial institutions. The Company’s cash is invested with highly rated financial institutions. The Company’s $193.0 million balance of cash and cash equivalents as of September 30, 2021 includes $101.0 million in cash held outside of Canada (December 31, 2020 — $89.9 million), of which $70.3 million was held in the PRC (December 31, 2020 — $77.2 million).

(b)	Fair Value Measurements

The carrying values of the Company’s Cash and Cash Equivalents, Accounts Receivable, Accounts Payable and Accrued Liabilities due within one year approximate their fair values due to the short-term maturity of these instruments. Including these instruments, the Company’s financial instruments consist of the following:

	As of September 30, 2021		As of December 31, 2020
(In thousands of U.S. Dollars)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Level 1
Cash and cash equivalents(1)	$193,008	$193,008	$317,379	$317,379
Equity securities(2)	1,089	1,089	13,633	13,633
Level 2
Net financed sales receivables(3)	$113,200	$113,210	$112,396	$112,603
Net investment in sales-type leases(3)	22,002	21,850	19,414	19,373
Equity securities(1)	1,000	1,000	1,000	1,000
COLI(4)	3,244	3,244	3,155	3,155
Foreign exchange contracts — designated forwards(3)	(209)	(209)	1,635	1,635
Foreign exchange contracts — non-designated forwards(3)	(61)	(61)	344	344
Working Capital Facility borrowings(1)	(10,974)	(10,974)	(7,643)	(7,643)
Credit Facility borrowings(1)	—	—	(300,000)	(300,000)
Convertible Notes(5)	(230,000)	(224,574)	—	—

(1)	Recorded at cost, which approximates fair value.
(2)	Fair value is determined using quoted prices in active markets.
(3)	Fair value is estimated based on discounting future cash flows at currently available interest rates with comparable terms.
(4)	Measured at cash surrender value, which approximates fair value.
(5)	Fair value is determined using quoted market prices that are observable in the market or that could be derived from observable market data.

The Company did not have any material amounts of Level 3 assets or liabilities as of September 30, 2021 and December 31, 2020.
(c)	Foreign Exchange Risk Management

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

The Company has entered into a series of foreign currency forward contracts to manage the risks associated with the volatility of foreign currencies. Certain of these foreign currency forward contracts met the criteria required for hedge accounting under the Derivatives and Hedging Topic of the FASB ASC at inception, and continue to meet hedge effectiveness tests at September 30, 2021 (the “Foreign Currency Hedges”), with settlement dates throughout 2022. Foreign currency derivatives are recognized and measured in the Condensed Consolidated Balance Sheets at fair value. Changes in the fair value (i.e., gains or losses) are recognized in the Condensed Consolidated Statements of Operations except for derivatives designated and qualifying as foreign currency cash flow hedging instruments. The Company currently has cash flow hedging instruments associated with Selling, General and Administrative Expenses. For foreign currency cash flow hedging instruments related to Selling, General and Administrative Expenses, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in Other Comprehensive (Loss) Income and reclassified to the Condensed Consolidated Statements of Operations when the forecasted transaction occurs. For foreign currency cash flow hedging instruments related to Inventories, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in Other Comprehensive (Loss) Income and reclassified to Inventories in the Condensed Consolidated Balance Sheets when the forecasted transaction occurs. Any ineffective portion is recognized immediately in the Condensed Consolidated Statements of Operations.

The following tabular disclosures reflect the impact that derivative instruments and hedging activities have on the Company’s Condensed Consolidated Financial Statements:

Notional value of foreign exchange contracts:

	September 30,	December 31,
(In thousands of U.S. Dollars)	2021	2020
Derivatives designated as hedging instruments:
Foreign exchange contracts — Forwards	$24,642	$26,358
Derivatives not designated as hedging instruments:
Foreign exchange contracts — Forwards	1,123	5,552
	$25,765	$31,910

Fair value of derivatives in foreign exchange contracts:

		September 30,	December 31,
(In thousands of U.S. Dollars)	Balance Sheet Location	2021	2020
Derivatives designated as hedging instruments:
Foreign exchange contracts — Forwards	Other assets	$128	$1,635
	Accrued and other liabilities	(337)	—
Derivatives not designated as hedging instruments:
Foreign exchange contracts — Forwards	Other assets	—	344
	Accrued and other liabilities	(61)	—
		$(270)	$1,979

Derivatives in foreign currency hedging relationships are as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands of U.S. Dollars)		2021	2020	2021	2020
Foreign exchange contracts	Derivative (Loss) Gain
— Forwards	Recognized in OCI
	(Effective Portion)	$(759)	$591	$(159)	$(935)

	Location of Derivative Gain (Loss)
	Reclassified from AOCI	Three Months Ended September 30,		Nine months ended September 30,
(In thousands of U.S. Dollars)	(Effective Portion)	2021	2020	2021	2020
Foreign exchange contracts	Selling, general and
— Forwards	administrative expenses	$312	$(110)	$1,367	(779)
	Inventory	—	—	$—	(26)
		$312	$(110)	$1,367	$(805)

		Three Months Ended September 30,		Nine months ended September 30,
(In thousands of U.S. Dollars)		2021	2020	2021	2020
Foreign exchange contracts	Derivative Loss Recognized In
— Forwards	and Out of OCI
	(Effective Portion)	$—	$—	$—	$(55)

The Company's estimated net amount of the existing loss as of September 30, 2021 is $0.2 million, which is expected to be reclassified to earnings within the next twelve months.

Non-designated derivatives in foreign currency relationships are as follows:

		Three Months Ended September 30,		Nine months ended September 30,
(In thousands of U.S. Dollars)		2021	2020	2021	2020
Foreign exchange contracts	Derivative Gain Reclassified
— Forwards	From AOCI
	(Ineffective Portion)	$(25)	$—	$(318)	$—

		Three Months Ended September 30,		Nine months ended September 30,
(In thousands of U.S. Dollars)	Location of Derivative (Loss) Gain	2021	2020	2021	2020
Foreign exchange contracts	Selling, general and
— Forwards	administrative expenses	$(122)	$75	$269	$102
		$(122)	$75	$269	$102
(d)	Investments in Equity Securities

As of September 30, 2021, the Condensed Consolidated Balance Sheets includes $1.1 million (December 31, 2020 — $13.6 million) of investments in equity securities.

On January 17, 2019, IMAX China (Hong Kong), Limited, a wholly-owned subsidiary of IMAX China, as an investor entered into a cornerstone investment agreement with Maoyan Entertainment (“Maoyan”) (as the issuer) and Morgan Stanley Asia Limited (as a sponsor, underwriter and the underwriters’ representative). Pursuant to this agreement, IMAX China (Hong Kong), Limited agreed to invest $15.2 million to subscribe for a certain number of shares of Maoyan at the final offer price pursuant to the global offering of the share capital of Maoyan, and this investment would be subject to a lock-up period of six months following the date of the global offering. On February 4, 2019, Maoyan completed its global offering, upon which, IMAX China (Hong Kong), Limited became a less than 1% shareholder in Maoyan. In February 2021, IMAX China (Hong Kong), Limited sold all of its 7,949,000 shares of Maoyan for gross proceeds of $17.8 million, which represents a $2.6 million gain relative to the Company’s acquisition cost and a $5.2 million gain compared to the fair value of the investment as of December 31, 2020. Prior to this sale, the Company accounted for its investment in Maoyan at fair value with any changes in fair value recorded to the Condensed Consolidated Statements of Operations. For the three and nine months ended September 30, 2020, the fair value of the Company’s investment in Maoyan experienced an unrealized gain of $1.6 million and loss of $(0.9) million, respectively. As of December 31, 2020, the value of the Company’s investment in Maoyan was $12.6 million.

The Company has an investment of $1.1 million (December 31, 2020 — $1.1 million) in the shares of an exchange traded fund. This investment is classified as an equity investment.

As of September 30, 2021, the Company held investments in the preferred shares of enterprises which meet the criteria for classification as an equity security under FASB ASC 321, carried at historical cost, net of impairment charges. The carrying value of these equity security investments was $1.0 million at September 30, 2021 (December 31, 2020 — $1.0 million) and is recorded in Other Assets.

17.  Non-Controlling Interests

(a)	IMAX China Non-Controlling Interest

The Company indirectly owns 69.83% of IMAX China Holding, Inc. (“IMAX China”), whose shares trade on the Hong Kong Stock Exchange. IMAX China remains a consolidated subsidiary of the Company. As of September 30, 2021, the balance of the Company’s non-controlling interest in IMAX China is $82.8 million. For the three and nine months ended September 30, 2021, the net income attributable to the non-controlling interest in IMAX China is $2.0 million and $9.5 million, respectively (2020 — net income of $2.2 million and net loss of $(10.3) million, respectively).

(b)	Other Non-Controlling Interest

The Company’s Original Film Fund was established in 2014 to co-finance a portfolio of 10 original large-format films. The initial investment in the Original Film Fund was committed by a third party in the amount of $25.0 million, with the possibility of contributing additional funds. The Company has contributed $9.0 million to the Original Film Fund since 2014 and has reached its maximum contribution. As of September 30, 2021, the Original Film Fund has invested $22.3 million toward the development of original films. The related production, financing and distribution agreement includes put and call rights relating to change of control of the rights, title and interest in the co-financed pictures.

(c)	Non-Controlling Interest in Temporary Equity

The following table summarizes the movement of the non-controlling interest in temporary equity related to the Original Film Fund for the nine months ended September 30, 2021:

Balance as of December 31, 2020	$759
Net income	1
Balance as of September 30, 2021	$760

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Presented below is Management's Discussion and Analysis of Financial Condition and Results of Operations (or "MD&A") for IMAX Corporation and its consolidated subsidiaries (“IMAX” or the “Company”) for the three and nine months ended September 30, 2021 and 2020. MD&A should be read in conjunction with Note 14, "Segment Reporting" in the accompanying Condensed Consolidated Financial Statements in Item 1.

As of September 30, 2021, the Company indirectly owns 69.83% of IMAX China Holding, Inc. (“IMAX China”), whose shares trade on the Hong Kong Stock Exchange. IMAX China is a consolidated subsidiary of the Company.

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

Certain statements included in this quarterly report may constitute "forward-looking statements" within the meaning of the United States Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, references to business and technology strategies and measures to implement strategies, competitive strengths, goals, expansion and growth of business, operations and technology, future capital expenditures (including the amount and nature thereof), industry prospects and consumer behavior, plans and references to the future success of the Company and expectations regarding its future operating, financial and technological results. These forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform with the expectations and predictions of the Company is subject to a number of risks and uncertainties, including, but not limited to, risks related to the adverse impact of the COVID-19 pandemic; risks associated with investments and operations in foreign jurisdictions and any future international expansion, including those related to economic, political and regulatory policies of local governments and laws and policies of the United States and Canada; risks related to the Company’s growth and operations in China; the performance of IMAX DMR® films; the signing of theater system agreements; conditions, changes and developments in the commercial exhibition industry; risks related to currency fluctuations; the potential impact of increased competition in the markets within which the Company operates, including competitive actions by other companies; the failure to respond to change and advancements in digital technology; risks relating to recent consolidation among commercial exhibitors and studios; risks related to new business initiatives; conditions in the in-home and out-of-home entertainment industries; the opportunities (or lack thereof) that may be presented to and pursued by the Company; risks related to cyber-security and data privacy; risks related to the Company’s inability to protect its intellectual property; risks related to the Company’s indebtedness and compliance with its debt agreements; general economic, market or business conditions; the failure to convert theater system backlog into revenue; changes in laws or regulations; the failure to fully realize the projected cost savings and benefits from any of the Company’s restructuring initiatives; any statements of belief and any statements of assumptions underlying any of the foregoing; other factors and risks outlined in the Company’s periodic filings with the United States Securities and Exchange Commission (the “SEC”); and other factors, many of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this quarterly report are qualified by these cautionary statements, and actual results or anticipated developments by the Company may not be realized, and even if substantially realized, may not have the expected consequences to, or effects on, the Company. The forward-looking statements herein are made only as of the date hereof and the Company undertakes no obligation to update publicly or otherwise revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

As of September 30, 2021, there were 1,664 IMAX Theater Systems operating in 85 countries and territories, including 1,580 commercial multiplexes, 12 commercial destinations and 72 institutional locations. This compares to 1,632 IMAX Theater Systems operating in 82 countries and territories as of September 30, 2020 including 1,542 commercial multiplexes, 13 commercial destinations and 77 institutional locations. (See the table below under “IMAX Network and Backlog” for additional information on the composition of the IMAX network.)

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

IMPACT OF COVID-19 PANDEMIC

The impact of the COVID-19 pandemic is complex and continuously evolving, resulting in significant disruption to the Company’s business and the global economy. At various points during the pandemic, authorities around the world imposed measures intended to control the spread of COVID-19, including stay-at-home orders and restrictions on large public gatherings, which caused movie theaters in countries around the world to temporarily close, including the IMAX theaters in those countries. As a result of the theater closures, movie studios postponed the theatrical release of most films originally scheduled for release in 2020 and early 2021, including many scheduled to be shown in IMAX theaters, while several other films were released directly or concurrently to streaming platforms. More recently, stay-at-home orders and capacity restrictions have been lifted in almost all key markets and, beginning in the third quarter of 2020, movie theaters throughout the IMAX network gradually reopened. As of September 30, 2021, 93% of the theaters in the global IMAX commercial multiplex network were open at various capacities, spanning 70 countries. This included 100% of Domestic theaters (i.e., in the United States and Canada), 93% of the theaters in Greater China and 87% of the theaters in Rest of World markets.

The impact of the COVID-19 global pandemic has resulted in significantly lower levels of revenues, earnings and operating cash flows for the Company during 2020 and, to a lesser extent, during the nine months ended September 30, 2021, when compared to periods prior to the onset of the pandemic, as gross box office (“GBO”) results from the Company’s theater customers declined, the installation of certain theater systems was delayed, and maintenance services were generally suspended for theaters that were closed. In response to uncertainties associated with the pandemic, the Company took significant steps to preserve cash by eliminating non-essential costs, temporarily furloughing certain employees, reducing the working hours of other employees and reducing all non-essential capital expenditures to minimum levels. The Company also implemented an active cash management process, which, among other things, required senior management approval of all outgoing payments. In addition, as a result of the financial difficulties faced by certain of the Company’s exhibition customers arising out of pandemic-related closures, although improving, the Company has experienced and may continue to experience delays in collecting payments due under existing theater sale or lease arrangements. The Company has provided temporary relief to certain exhibitor customers by waiving or reducing maintenance fees during periods when theaters are closed or operating with reduced capacities and, in certain situations, by providing extended payment terms on annual minimum payment obligations in exchange for a corresponding or longer extension of the term of the underlying sale or lease arrangement.

For the three and nine months ended September 30, 2021, GBO receipts generated by IMAX DMR films totaled $141.9 million and $360.7 million, respectively, surpassing the totals for the same periods in 2020 by $71.7 million (102%) and $192.6 million (115%), respectively. Moreover, GBO receipts for September 2021 approximated the levels achieved prior to the onset of the COVID-19 global pandemic, and GBO receipts for October 2021 have already exceeded the Company’s all-time record for that month. Management is encouraged by these box office results and believes they indicate that moviegoers are eager to return to cinemas where and when theaters are open and they feel safe. Management is further encouraged by the return of the prevalence of exclusive theatrical windows beginning with the release of Shang-Chi and the Legend of the Ten Rings in September 2021, and the strong pipeline of Hollywood movies scheduled to be released for theatrical exhibition during the remainder of 2021 and in 2022. However, the impact of the COVID-19 global pandemic on the Company’s business and financial results will continue to depend on numerous evolving factors that cannot be accurately predicted and that will vary by jurisdiction and market, including the duration and scope of the pandemic, the emergence of variants of the virus, the progress made on administering vaccines, the continuing impact of the pandemic on global economic conditions and ongoing government responses to the pandemic, which could lead to further theater closures, theater capacity restrictions and/or delays in the release of films.

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

IMAX films also benefit from enhancements made by individual filmmakers exclusively for the IMAX release of the film. Collectively, the Company refers to these enhancements as “IMAX DNA”. Filmmakers and movie studios have sought IMAX-specific enhancements in recent years to generate interest in and excitement for their films. Such enhancements include shooting films with IMAX cameras to increase the audience’s immersion in the film and to take advantage of the unique dimensions of the IMAX screen by projecting the film in a larger aspect ratio that delivers up to 26% more image onto a movie screen. During the nine months ended September 30, 2021, the films released to the global IMAX theater network include seven films with IMAX DNA, including five filmed with IMAX cameras and two with exclusive select scenes in expanded aspect ratio.

Management believes that growth in international box office remains an important driver of growth for the Company. To support continued growth in international markets, the Company has sought to bolster its international film strategy, supplementing the Company’s film slate of Hollywood DMR titles with appealing local IMAX DMR releases in select markets, particularly in China. During the year ended December 31, 2020, 17 local language IMAX DMR films were released to the IMAX network, including ten in China, three in Russia, three in Japan, and one in South Korea. During the nine months ended September 30, 2021, 24 local language IMAX DMR films were released to the IMAX network, including 16 in China and seven in Japan and one in South Korea. The Company expects to announce additional local language IMAX DMR films to be released to the IMAX network during the remainder of 2021 and in 2022.

During the nine months ended September 30, 2021, 47 IMAX DMR films were released to the global IMAX theater network and the following 7 additional IMAX DMR films are scheduled to be released during the remainder of 2021:

Scheduled
Title	Studio	Release Date(1)	IMAX DNA
Venom: Let There Be Carnage: The IMAX Experience	Sony Pictures	October 2021	None
No Time to Die: The IMAX Experience	Universal Pictures / MGM / United Artists	October 2021	Filmed in IMAX
Sword Art Online Progressive: The IMAX Experience	Aniplex	October 2021	None
Eternals: The IMAX Experience	Walt Disney Studios	November 2021	Filmed in IMAX
Ghostbusters: Afterlife: The IMAX Experience	Sony Pictures	November 2021	None
Spider-Man: No Way Home: The IMAX Experience	Sony Pictures	December 2021	Expanded Aspect Ratio
The Matrix Resurrections: The IMAX Experience	Warner Bros. Pictures	December 2021	None

(1)	The scheduled release dates in the table above are subject to change, may vary by territory and may not reflect the date(s) of limited premiere events.

To date, the Company has announced the following 21 titles to be released in 2022 to the global IMAX theater network:

Scheduled
Title	Studio	Release Date(1)	IMAX DNA
Morbius: The IMAX Experience	Sony Pictures	January 2022	None
Moonfall: The IMAX Experience	Lionsgate	February 2022	None
Death on the Nile: The IMAX Experience	Walt Disney Studios	February 2022	None
Uncharted: The IMAX Experience	Sony Pictures	February 2022	Expanded Aspect Ratio
The Batman: The IMAX Experience	Warner Bros. Pictures	March 2022	None
Notre-Dame Brûle: The IMAX Experience	Pathe	March 2022	Filmed in IMAX
Bullet Train: The IMAX Experience	Sony Pictures	April 2022	None
Fantastic Beasts: The Secrets of Dumbledore: The IMAX Experience	Warner Bros. Pictures	April 2022	TBD
Doctor Strange In The Multiverse of Madness: The IMAX Experience	Walt Disney Studios	May 2022	Filmed in IMAX
Top Gun: Maverick: The IMAX Experience	Paramount Pictures	May 2022	Filmed in IMAX
Jurassic World: Dominion: The IMAX Experience	Universal Pictures	June 2022	None
Transformers: Rise of the Beasts: The IMAX Experience	Paramount Pictures	June 2022	None
Minions: The Rise Of Gru: The IMAX Experience	Universal Pictures	July 2022	None
Thor: Love & Thunder: The IMAX Experience	Walt Disney Studios	July 2022	Filmed in IMAX
Nope: The IMAX Experience	Universal Pictures	July 2022	Filmed in IMAX
Black Adam: The IMAX Experience	Warner Bros. Pictures	July 2022	TBD
Mission Impossible 7: The IMAX Experience	Paramount Pictures	September 2022	Filmed in IMAX
Spider-Man: Into the Spiderverse Sequel: The IMAX Experience	Sony Pictures	October 2022	TBD
The Flash: The IMAX Experience	Warner Bros. Pictures	November 2022	TBD
Black Panther 2: Wakanda Forever: The IMAX Experience	Walt Disney Studios	November 2022	TBD
Avatar 2: The IMAX Experience	Walt Disney Studios	December 2022	TBD

(1)	The scheduled release dates in the table above are subject to change and may vary by territory.

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

Joint revenue sharing arrangements have been an important factor in the expansion of the Company’s commercial theater network. Joint revenue sharing arrangements allow commercial theater exhibitors to install IMAX Theater Systems without the significant initial capital investment required in a sale or sales-type lease arrangement. Joint revenue sharing arrangements drive recurring cash flows and earnings for the Company, as customers under these arrangements pay the Company a portion of their ongoing box office receipts. The Company funds its investment in equipment for joint revenue sharing arrangements through cash flows from operations. As of September 30, 2021, the Company had 904 theaters in operation under joint revenue sharing arrangements, a 2.6% increase as compared to the 881 theaters in operation under joint revenue sharing arrangements as of September 30, 2020. The Company also had contracts in backlog for 324 theaters under joint revenue sharing arrangements as of September 30, 2021, including 83 upgrades to existing theater locations and 241 new theater locations.

IMAX Technology Sales and Maintenance

The IMAX Technology Sales and Maintenance category earns revenue principally from the sale or sales-type lease of IMAX Theater Systems, as well as from the maintenance of IMAX Theater Systems. To the lesser extent, the IMAX Technology Sales and Maintenance category earns revenue from certain ancillary theater business activities and revenues from hybrid joint revenue sharing arrangements. These activities are described in more detail below under the captioned section for each respective segment.

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

IMAX Maintenance

For all IMAX theaters, theater owners or operators are also responsible for paying the Company an annual maintenance and extended warranty fee. Under these arrangements, the Company provides preventative and emergency maintenance services to every theater in its network to ensure that each presentation is up to the highest IMAX quality standard. Annual maintenance fees are paid throughout the duration of the term of the theater agreements.

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

IMAX Enhanced global device partners include Sony Electronics, Hisense, TCL, Phillips, Xiaomi, and Sound United, among others. IMAX Enhanced has more than six million certified devices in-market. IMAX Enhanced content is now available on five streaming platforms worldwide, with partners that include Sony Pictures Entertainment, Paramount Pictures, Huayi Brothers, Bona Film Group, Tencent Video, iQIYI and Tsutaya TV, with more on the way.

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

IMAX NETWORK AND BACKLOG

IMAX Network

The following table provides detailed information about the IMAX network by type and geographic location as of September 30, 2021 and 2020:

	September 30, 2021				September 30, 2020
	Commercial Multiplex	Commercial Destination	Institutional	Total	Commercial Multiplex	Commercial Destination	Institutional	Total
United States	362	4	27	393	371	4	30	405
Canada	39	1	7	47	39	2	7	48
Greater China(1)	752	—	15	767	710	—	16	726
Western Europe	116	4	8	128	115	4	9	128
Asia (excluding Greater China)	121	2	2	125	123	2	2	127
Russia & the CIS	68	—	—	68	68	—	—	68
Latin America(2)	51	1	11	63	51	1	11	63
Rest of the World	71	—	2	73	65	—	2	67
Total(3)	1,580	12	72	1,664	1,542	13	77	1,632

(1)	Greater China includes China, Hong Kong, Taiwan and Macau.
(2)	Latin America includes South America, Central America and Mexico.
(3)	Period-to-period changes in the tables above are reported net of the effect of permanently closed theaters.

The Company currently believes that over time its commercial multiplex network could grow to approximately 3,318 IMAX theaters worldwide from the 1,580 operating as of September 30, 2021. The Company believes that the majority of its future growth will come from international markets. As of September 30, 2021, 73.6% of IMAX Theater Systems in operation were located within international markets (defined as all countries other than the United States and Canada), compared to 72.2% as of September 30, 2020. Revenues and gross box office derived from international markets continue to exceed revenues and gross box office from the United States and Canada. Risks associated with the Company’s international business are outlined in “Risk Factors – The Company conducts business internationally, which exposes it to uncertainties and risks that could negatively affect its operations, sales and future growth prospects” in Part I, Item 1A of the Company’s 2020 Form 10-K.

Greater China is the Company’s largest market, measured by revenues, with approximately 38% and 31% of consolidated revenue generated from its Greater China operations in the years ended December 31, 2020 and 2019, respectively. During the nine months ended September 30, 2021, this percentage increased to 52% as the pace of the reopening of IMAX theaters in Greater China has exceeded that of theaters in Domestic and Rest of World markets. As of September 30, 2021, the Company had 767 theaters operating in Greater China with an additional 229 theaters in backlog. The Company’s backlog in Greater China represents 45.3% of its total current backlog, including upgrades in system type. The Company’s largest single international partnership is in China with Wanda Film (“Wanda”). As of September 30, 2021, the total number of Wanda’s IMAX Theater Systems in Greater China that are operational is 367 (of which 361 are under the parties’ joint revenue sharing arrangement).

(See “Risk Factors – The Company faces risks in connection with its significant presence in China and the continues expansion of its business there,” “Risk Factors – General political, social and economic conditions can affect the Company’s business by reducing both revenues generated from existing IMAX Theater Systems and the demand for new IMAX Theater Systems,” and “Risk Factors – The Company may not convert all of its backlog into revenue and cash flows” in Part I, Item 1A of the Company’s 2020 Form 10-K.)

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

The following tables provide detailed information about the commercial multiplex theaters in operation within the IMAX network by arrangement type and geographic location as of September 30, 2021 and 2020:

	September 30, 2021
	Commercial Multiplex Theaters in IMAX Network
	Traditional JRSA	Hybrid JRSA	Sale / Sales- type Lease	Total
Domestic Total (United States & Canada)	274	5	122	401
International:
Greater China	389	109	254	752
Asia (excluding Greater China)	33	2	86	121
Western Europe	47	28	41	116
Russia & the CIS	—	—	68	68
Latin America	1	—	50	51
Rest of the World	16	—	55	71
International Total	486	139	554	1,179
Worldwide Total(1)	760	144	676	1,580

	September 30, 2020
	Commercial Multiplex Theaters in IMAX Network
	Traditional JRSA	Hybrid JRSA	Sale / Sales- type Lease	Total
Domestic Total (United States & Canada)	279	5	126	410
International:
Greater China	365	105	240	710
Asia (excluding Greater China)	33	2	88	123
Western Europe	48	27	40	115
Russia & the CIS	—	—	68	68
Latin America	2	—	49	51
Rest of the World	15	—	50	65
International Total	463	134	535	1,132
Worldwide Total(1)	742	139	661	1,542

(1)	Period-to-period changes in the tables above are reported net of the effect of permanently closed theaters.

Backlog

The following table provides detailed information about the Company’s backlog as of September 30, 2021 and 2020:

	September 30, 2021								September 30, 2020
	Number of				Dollar Value				Number of				Dollar Value
	Systems				(in thousands)				Systems				(in thousands)
	New		Upgrade		New		Upgrade		New		Upgrade		New		Upgrade
Sales and sales-type lease arrangements	170		12		$194,539		$14,207		184		9		$212,623		$11,418
Hybrid joint revenue sharing arrangements	133		6		95,349		4,785		139		7		98,398		5,560
Traditional joint revenue sharing arrangements	108	(1)	77	(1)	200	(2)	5,500	(2)	125	(1)	81	(1)	300	(2)	5,500	(2)
	411		95		$290,088		$24,492		448		97		$311,321		$22,478

(1)	Includes 44 IMAX Theater Systems (2020 — 46) where the customer has the option to convert from a joint revenue sharing arrangement to a sales arrangement.
(2)	Reflects contractual upfront payments. Future contingent payments are not reflected as these are based on negotiated shares of box office results.

The number of IMAX Theater Systems in backlog reflects the minimum number of commitments under signed contracts. The dollar value fluctuates depending on the number of new arrangements signed from year-to-year, which adds to backlog and the installation and acceptance of IMAX Theater Systems and the settlement of contracts, both of which reduce backlog. The dollar value of backlog typically represents the fixed contracted revenue under signed IMAX Theater System sale and lease agreements that the Company believes will be recognized as revenue upon installation and acceptance of the associated system, as well as an estimate of variable consideration in sales arrangements, however it excludes amounts allocated to maintenance and extended warranty revenues. The value of backlog does not include revenue from theaters in which the Company has an equity interest, operating leases and long-term conditional theater commitments. Theaters under joint revenue sharing arrangements do not usually have dollar value in backlog, although certain IMAX Theater Systems under joint revenue sharing arrangements provide for contracted upfront payments and therefore carry a backlog value based on those payments. The Company believes that the contractual obligations for IMAX Theater System installations that are listed in backlog are valid and binding commitments.

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

The following tables provide detailed information about the Company’s backlog by arrangement type and geographic location as of September 30, 2021 and 2020:

	September 30, 2021
	IMAX Theater System Backlog
	Traditional JRSA	Hybrid JRSA	Sale / Lease	Total
Domestic Total (United States & Canada)	120	3	9	132
International:
Greater China	44	107	78	229
Asia (excluding Greater China)	4	15	31	50
Western Europe	11	12	7	30
Russia & the CIS	—	1	17	18
Latin America	3	—	8	11
Rest of the World	3	1	32	36
International Total	65	136	173	374
Worldwide Total	185	139	182	506	(1)

	September 30, 2020
	IMAX Theater System Backlog
	Traditional JRSA	Hybrid JRSA	Sale / Lease	Total
Domestic Total (United States & Canada)	123	3	10	136
International:
Greater China	59	113	86	258
Asia (excluding Greater China)	5	15	30	50
Western Europe	12	13	6	31
Russia & the CIS	-	1	15	16
Latin America	3	-	9	12
Rest of the World	4	1	37	42
International Total	83	143	183	409
Worldwide Total	206	146	193	545	(2)

(1)	Includes 148 new IMAX with Laser projection system configurations and 90 upgrades of existing locations to IMAX with Laser projection system configurations.
(2)	Includes 155 new IMAX with Laser projection system configurations and 92 upgrades of existing locations to IMAX with Laser projection system configurations.

Approximately 73.9% of IMAX Theater System arrangements in backlog as of September 30, 2021 are scheduled to be installed in international markets (2020 — 75.0%).

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

Signings and Installations

The following tables provide detailed information about IMAX Theater System signings and installations for the three and nine months ended September 30, 2021 and 2020:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Theater System Signings:
New IMAX Theater Systems
Sales and sales-type lease arrangements	4	8	13	22
Hybrid joint revenue sharing lease arrangements	—	—	—	17
Traditional joint revenue sharing arrangements	5	—	8	2
Total new IMAX Theater Systems	9	8	21	41
Upgrades of IMAX Theater Systems	2	2	4	13
Total IMAX Theater System signings	11	10	25	54

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Theater System Installations:
New IMAX Theater Systems
Sales and sales-type lease arrangements	6	9	17	13
Hybrid joint revenue sharing lease arrangements	2	1	6	3
Traditional joint revenue sharing arrangements	6	8	15	10
Total new IMAX Theater Systems	14	18	38	26
Upgrades of IMAX Theater Systems	3	5	7	12
Total IMAX Theater System installations	17	23	45	38

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

Results of Operations for the Three Months Ended September 30, 2021 and 2020

For the three months ended September 30, 2021, the Company reported a net loss attributable to common shareholders of $(8.4) million, or $(0.14) per diluted share, as compared to a net loss attributable to common shareholders of $(47.2) million, or $(0.80) per diluted share, for the same period in 2020.

For the three months ended September 30, 2021, the Company reported an adjusted net loss attributable to common shareholders* of $(5.0) million, or $(0.08) per diluted share*, as compared to an adjusted net loss attributable to common shareholders* of $(44.6) million, or $(0.75) per diluted share*, for the same period in 2020.

Revenues and Gross Margin

The following table presents the Company’s revenue and gross margin (margin loss) by category and reportable segment for the three months ended September 30, 2021 and 2020:

	Revenue		Gross Margin (Margin Loss)
(In thousands of U.S. Dollars)	2021	2020	2021	2020
IMAX Technology Network
IMAX DMR	$15,701	$6,886	$7,293	$3,079
Joint Revenue Sharing Arrangements, contingent rent	9,887	4,473	3,626	(2,491)
	25,588	11,359	10,919	588
IMAX Technology Sales and Maintenance
IMAX Systems(1)	13,236	17,437	8,086	8,671
Joint Revenue Sharing Arrangements, fixed fees	1,036	57	280	(117)
IMAX Maintenance	13,055	5,855	6,462	794
Other Theater Business(2)	363	307	64	31
	27,690	23,656	14,892	9,379
New Business Initiatives	1,238	378	1,189	372
Film Distribution and Post-Production	1,598	1,865	416	(6,061)
Sub-total	56,114	37,258	27,416	4,278
Other	488	(2)	71	(449)
Total	$56,602	$37,256	$27,487	$3,829

(1)

The revenue from this segment includes the initial upfront payments and the present value of fixed minimum payments from sale and sales-type lease arrangements of IMAX Theater Systems, as well as the present value of estimated variable consideration from sales of IMAX Theater Systems. To a lesser extent, the revenue from this segment also includes finance income associated with these revenue streams.

(2)	The revenue from this segment principally includes after-market sales of IMAX projection system parts and 3D glasses.

*	See "Non-GAAP Financial Measures" below for a description of this non-GAAP financial measure and a reconciliation to the most comparable GAAP amount.

Beginning in the third quarter of 2020, movie theaters throughout the IMAX network gradually reopened following the wide-scale closure of theaters upon the onset of the COVID-19 global pandemic. However, although movie theaters were generally open during the third quarter of 2020, the availability of new film content was limited, especially in the Domestic and Rest of World markets, with only 6 new films released to the IMAX global network. By contrast, in the third quarter of 2021, 21 new films were released, resulting in a $71.7 million (102%) increase in GBO receipts and corresponding increases in IMAX Technology Network revenue and gross margin of $14.2 million and $10.3 million, respectively. Also impacting the comparison to the prior year are increases of $7.2 million and $5.7 million in IMAX Maintenance revenue and gross margin, respectively, due to the broader reopening of the IMAX theater network and the continued progress towards the resumption of normal operations as the theatrical exhibition industry continues to recover from the COVID-19 global pandemic. See the captioned sections below for a more detailed discussion of the Company’s segment results.

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

For the three months ended September 30, 2021, IMAX Technology Network revenues and gross margin increased by $14.2 million and $10.3 million, respectively, when compared to the same period in 2020 primarily due to the reopening of the IMAX theater network, particularly in the United States, and the strong performance of Hollywood film releases. See below for separate discussions of IMAX DMR and JRSA contingent rent segment results for the period.

IMAX DMR

For the three months ended September 30, 2021, IMAX DMR revenues and gross margin increased by $8.8 million and $4.2 million, respectively, when compared to the same period in 2020. These increases are primarily due to a $71.7 million (102%) increase in GBO receipts generated by IMAX DMR films in the third quarter of 2021, from $70.2 million to $141.9 million. In the third quarter of 2021, GBO was generated by the exhibition of 24 films (21 new films and 3 carryovers). In the third quarter of 2020, GBO was generated by the exhibition of 6 new films and the re-release of classic titles.

In addition to the level of revenues, IMAX DMR gross margin is also influenced by the costs associated with the films exhibited in the period, and can vary from period-to-period, particularly with respect to marketing expenses. For the three months ended September 30, 2021, marketing expenses were $3.2 million, as compared to $0.4 million during the same period in 2020.

Joint Revenue Sharing Arrangements – Contingent Rent

For the three months ended September 30, 2021, JRSA contingent rent revenue and gross margin increased by $5.4 million and $6.1 million, respectively, when compared to the same period in 2020. These increases are largely due to a $34.8 million increase in GBO generated by theaters under joint revenue sharing arrangements in the third quarter of 2021 when compared to the same period in the prior year, from $36.4 million to $71.2 million.

In addition to the level of revenues, JRSA contingent rent margin is also influenced by the level of costs associated with such arrangements, such as depreciation expense related to the underlying theater systems and costs incurred to upgrade theater systems from digital xenon to IMAX with Laser, as well as advertising, marketing, and commission costs primarily for the launch of new theaters. The level of depreciation expense in a period relative to the prior year is a function of the growth of the theater network and the mix of theater system configurations in the network. For the three months ended September 30, 2021, JRSA gross margin included depreciation expense of $5.5 million, which represents a $0.6 million decrease as compared to $6.1 million recorded in the same period of the prior year. The lower level of depreciation expense in the current period is due, in part, to the effect of lease term extensions entered into with exhibitor customers as a result of the COVID-19 global pandemic, partially offset by incremental depreciation expense associated with a 3% increase in the number of theaters operating under joint revenue sharing arrangements. For the three months ended September 30, 2021, JRSA gross margin includes advertising, marketing, and commission costs of $0.8 million, as compared to $0.7 million in the same period of the prior year.

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

The following table provides detailed information about the mix of IMAX Theater System installed and recognized during the three months ended September 30, 2021 and 2020:

	For the Three Months Ended September 30,
	2021		2020
(In thousands of U.S. Dollars, except number of systems)	Number of Systems	Revenue	Number of Systems	Revenue
New IMAX Theater Systems:
Sales and sales-type lease arrangements(1)	6	$7,239	9	$9,721
Joint revenue sharing arrangements — hybrid	2	1,031	1	57
Total new IMAX Theater Systems	8	8,270	10	9,778

IMAX Theater System upgrades:
Sales and sales-type lease arrangements	1	1,316	3	4,811
Total	9	$9,586	13	$14,589

(1)

The arrangement for the sale of an IMAX Theater System includes fixed upfront and ongoing consideration, including indexed annual minimum payment increases over the term of the arrangement, as well as an estimate of the contingent fees that may become due if certain annual minimum box office receipt thresholds are exceeded.

The average revenue per IMAX Theater System under sales and sales-type lease arrangements varies depending upon the number of IMAX Theater System commitments with a single respective exhibitor, an exhibitor’s location and various other factors. The average revenue per full (i.e., not hybrid), new IMAX Theater System under sales and sales-type lease arrangements was $1.2 million for the three months ended September 30, 2021, as compared to $1.1 million during the same period of the prior year.

For the three months ended September 30, 2021, IMAX Technology Sales and Maintenance revenue and gross margin increased by $4.0 million and $5.5 million, respectively, when compared to the same period in the prior year. See below for separate discussions of IMAX Systems and IMAX Maintenance results for the period.

IMAX Systems

For the three months ended September 30, 2021, IMAX Systems revenue and gross margin decreased by $4.2 million and $0.6 million, respectively, when compared to the same period in the prior year. The lower level of revenue and gross margin is the result of five fewer IMAX Theater System installations in the current period under sales and sales-type lease arrangements, partially offset by a higher level of revenue generated by theater system renewals in the current period.

IMAX Maintenance

For the three months ended September 30, 2021, IMAX Maintenance segment revenues and gross margin increased by $7.2 million and $5.7 million, respectively, when compared to the same period in the prior year, due to the broader reopening of the IMAX theater network and the continued progress towards the resumption of normal operations as the theatrical exhibition industry continues to recover from the COVID-19 global pandemic.

Maintenance margins vary depending on the mix of theater system configurations in the theater network, volume-pricing related to larger relationships and the timing and the date(s) of installation and/or service.

Film Distribution and Post-Production

For the three months ended September 30, 2021, Film Distribution and Post-Production revenues decreased by $0.3 million while gross margin increased by $6.5 million, when compared to the same period in the prior year. The comparison of gross margin to the prior year period is significantly influenced by $5.4 million of impairment losses recorded in the third quarter of 2020 principally to write-down the carrying value of certain documentary and alternative content film assets due to a decrease in projected box office totals and related revenues. There were no such losses recorded in the third quarter of 2021.

Selling, General and Administrative Expenses

For the three months ended September 30, 2021, total Selling, General and Administrative Expenses increased by $3.6 million (14%), when compared to the same period in 2020. For the three months ended September 30, 2021, Selling, General and Administrative Expenses, excluding the impact of share-based compensation of $5.7 million, were $22.7 million, as compared to $19.7 million in the same period in the prior year, excluding share-based compensation expense of $5.2 million, representing an increase of $3.0 million (15%). A portion of share-based compensation expense is recognized within Cost and Expenses Applicable to Revenue and Research and Development. (See Note 12 of Notes to Condensed Consolidated Financial Statements.)

For the three months ended September 30, 2021, the Company recognized $2.0 million in benefits from the Canada Emergency Wage Subsidy (“CEWS”) program as reductions to Selling, General and Administrative Expenses ($1.5 million) and Costs and Expenses Applicable to Revenues ($0.5 million) in the Condensed Consolidated Statements of Operations. For three months ended September 30, 2020, the Company recognized $2.0 million from the CEWS program as reductions to Selling, General and Administrative Expenses ($1.6 million), Costs and Expenses Applicable to Revenues ($0.3 million) and Research and Development ($0.1 million) in the Condensed Consolidated Statements of Operations. The CEWS program has been extended to October 23, 2021. The Company will continue to review for the availability of additional subsidies and credits for the remaining terms of this program, where applicable, although there are no guarantees that the Company will ultimately apply for or receive any such additional benefits.

The increase in third quarter Selling, General and Administrative Expenses versus the prior year is primarily the result of a higher level of staff and other costs due to a higher level of business activity during the current period as the effects of the COVID-19 pandemic subside. This factor is partially offset by a $1.7 million (21%) increase in labor and other costs capitalized to inventory, film assets, and joint venture theater equipment or allocated to costs applicable to revenues, due to the higher level of business activity during current quarter as the effects of the COVID-19 global pandemic subside.

Research and Development

A significant portion of the Company’s recent research and development efforts have been focused on laser-based projection systems, which the Company believes deliver increased resolution, sharper and brighter images, deeper contrast as well as the widest range of colors available to filmmakers today.

In addition, in the third quarter of 2021, the Company used time and resources to work on leveraging and developing technologies and systems to help bring additional interactivity to its theater network, better manage certain of the Company’s internal workflows and better organize and codify certain of the Company’s data.

For the three months ended September 30, 2021, Research and Development expenses increased by $0.9 million (79%), when compared to the prior year.

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

Credit Loss (Reversal) Expense, Net

For the three months ended September 30, 2021, the Company recorded a net reversal of current expected credit losses of $3.3 million, principally due to the reversal of previously recorded credit loss expense as a result of an improving outlook for theater operators following the reopening of theaters and the resumption of normal film release schedules as the theatrical exhibition industry continues to recover from the COVID-19 global pandemic, as well as better than anticipated collection experience with respect to foreign studio receivable balances.

For the three months ended September 30, 2020, the Company recorded a provision for current expected credit losses of $3.9 million which reflected judgments made by management regarding the potential effects of the COVID-19 global pandemic on the credit quality of Company’s theater and studio related receivable balances.

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

(See Notes 1 and 4 of Notes to Condensed Consolidated Financial Statements.)

Realized and Unrealized Investment Gains

In the first quarter of 2019, IMAX China (Hong Kong), Limited, a wholly-owned subsidiary of IMAX China, entered into a cornerstone investment agreement with Maoyan Entertainment (“Maoyan”) and purchased equity securities for $15.2 million. In February 2021, IMAX China (Hong Kong), Limited sold all of its shares of Maoyan. Prior to this sale, the Company accounted for its investment in Maoyan at fair value with any changes in fair value recorded to the Condensed Consolidated Statements of Operations. For the three months ended September 30, 2020, the fair value of the Company’s investment in Maoyan experienced an unrealized gain of $1.6 million.

Interest Expense

For the three months ended September 30, 2021, interest expense was $1.5 million, as compared to $2.4 million during the same period of the prior year. The decrease in interest expense versus the same period of the prior year is due to a lower level of indebtedness partially offset by the amortization of deferred financing costs associated with amendments to the Company’s Credit Agreement. (See Note 7 of Notes to Condensed Consolidated Financial Statements.)

Income Taxes

For the three months ended September 30, 2021, the Company recorded income tax expense of $4.4 million (2020 — income tax expense of $19.3 million). The Company’s effective tax rate for the three months ended September 30, 2021 of (226.6)% differs from the Canadian statutory tax rate of 26.2% primarily due to the fact that the company recorded an additional $4.3 million valuation allowance against deferred tax assets in jurisdictions where management could not reliably forecast that future tax liabilities would arise, principally due to the uncertainties around the long-term impact of the COVID-19 global pandemic. Accordingly, the tax benefit associated with the current period losses in these jurisdictions is not ultimately reflected in the Company’s Condensed Consolidated Statements of Operations. Also impacting the Company’s effective tax rate for the three months ended September 30, 2021 are jurisdictional tax rate differences. In the third quarter of 2021, $20.4 million of historical earnings from a subsidiary in China were repatriated and, as a result $2.0 million of foreign withholding taxes were paid in the period.

(See Note 11 of Notes to Condensed Consolidated Financial Statements.)

Non-Controlling Interests

The Company’s Condensed Consolidated Financial Statements primarily include the non-controlling interest in the net income (loss) of IMAX China, as well as the impact of non-controlling interests in the activity of its Original Film Fund subsidiary. For the three months ended September 30, 2021, the net income attributable to non-controlling interests of the Company’s subsidiaries was $2.0 million (2020 — net loss of $(1.3) million).

Results of Operations for the Nine Months Ended September 30, 2021 and 2020

For the nine months ended September 30, 2021, the Company reported a net loss attributable to common shareholders of $(32.4) million, or $(0.55) per diluted share, as compared to a net loss attributable to common shareholders of $(122.5) million, or $(2.06) per diluted share, for the same period in 2020.

For the nine months ended September 30, 2021, the Company reported an adjusted net loss attributable to common shareholders* of $(26.8) million, or $(0.45) per diluted share*, as compared to an adjusted net loss attributable to common shareholders* of $(99.4) million, or $(1.67) per diluted share*, for the same period in 2020.

Revenues and Gross Margin

The following table presents the Company’s revenue and gross margin (margin loss) by category and reportable segment for the nine months ended September 30, 2021 and 2020:

	Revenue		Gross Margin (Margin Loss)
(In thousands of U.S. dollars)	2021	2020	2021	2020
IMAX Technology Network
IMAX DMR	$39,438	$18,061	$22,405	$7,492
Joint Revenue Sharing Arrangements, contingent rent	26,108	10,307	7,299	(10,610)
	65,546	28,368	29,704	(3,118)
IMAX Technology Sales and Maintenance
IMAX Systems(1)	35,117	27,674	21,646	14,497
Joint Revenue Sharing Arrangements, fixed fees	3,776	1,196	783	110
IMAX Maintenance	33,196	13,225	15,360	(355)
Other Theater Business(2)	1,283	1,261	269	77
	73,372	43,356	38,058	14,329
New Business Initiatives	2,554	1,488	2,281	1,245
Film Distribution and Post-Production	4,001	7,541	997	(9,392)
Sub-total	145,473	80,753	71,040	3,064
Other	838	260	(669)	(1,837)
Total	$146,311	$81,013	$70,371	$1,227

(1)

The revenue from this segment includes the initial upfront payments and the present value of fixed minimum payments from sale and sales-type lease arrangements of IMAX Theater Systems, as well as the present value of estimated variable consideration from sales of IMAX Theater Systems. To a lesser extent, the revenue from this segment also includes finance income associated with these revenue streams.

(2)	The revenue from this segment principally includes after-market sales of IMAX projection system parts and 3D glasses.

*	See "Non-GAAP Financial Measures" below for a description of this non-GAAP financial measure and a reconciliation to the most comparable GAAP amount.

Due to the COVID-19 global pandemic, substantially all of the theaters in the IMAX network were closed for a significant portion of the first half of 2020, with the theaters in Greater China closed beginning in late-January and substantially all of the Company’s remaining theaters closed beginning in mid-to-late March. Beginning in the third quarter of 2020, movie theaters throughout the IMAX network gradually reopened; however, the availability of new film content was limited. Since that time, stay-at-home orders and capacity restrictions have been lifted in almost all key markets and movie theaters throughout the IMAX network have gradually reopened. As of September 30, 2021, 93% of the theaters in the global IMAX commercial multiplex network were open at various capacities, spanning 70 countries. This included 100% of Domestic theaters (i.e., in the United States and Canada), 93% of the theaters in Greater China and 87% of the theaters in Rest of World markets. In addition, 47 new films were released to the IMAX global network during the nine months ended September 30, 2021, as compared to 16 in the same period of 2020, resulting in a $192.6 million (115%) increase in GBO receipts and corresponding increases in IMAX Technology Network revenue and gross margin of $37.2 million and $32.8 million, respectively. Also impacting the comparison to the prior year are increases of $20.0 million and $15.7 million in IMAX Maintenance revenue and gross margin, respectively, due to the broader reopening of the IMAX theater network and the continued progress towards the resumption of normal operations as the theatrical exhibition industry continues to recover from the COVID-19 global pandemic. See the captioned sections below for a discussion of the Company’s segment results.

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

For the nine months ended September 30, 2021, IMAX Technology Network revenues and gross margin increased $37.2 million and $32.8 million, respectively, when compared to the same period in 2020. See below for separate discussions of IMAX DMR and JRSA contingent rent segment results for the period.

IMAX DMR

For the nine months ended September 30, 2021, IMAX DMR revenues and gross margin increased by $21.4 million and $14.9 million, respectively, when compared to the same period in 2020. These increases are primarily due to a $192.6 million (115%) increase in GBO receipts generated by IMAX DMR films during the nine months ended September 30, 2021, from $168.1 million to $360.7 million. During the nine months ended September 30, 2021, GBO was generated by the exhibition of 53 films (47 new and 6 carryovers) and the re-release of classic titles. During the nine months ended September 30, 2020, GBO was generated by the exhibition of 20 films (16 new and 4 carryovers) and the re-release of classic titles.

In addition to the level of revenues, IMAX DMR gross margin is also influenced by the costs associated with the films exhibited in the period, and can vary from period-to-period, particularly with respect to marketing expenses. For the nine months ended September 30, 2021, marketing expenses were $5.8 million, as compared to $2.8 million during the same period of 2020.

Joint Revenue Sharing Arrangements – Contingent Rent

For the nine months ended September 30, 2021, JRSA contingent rent revenue and gross margin increased by $15.8 million and $17.9 million, respectively, when compared to the same period in 2020. These increases are largely due to a $114.7 million (140%) increase in GBO generated by theaters under joint revenue sharing arrangements during the nine months ended September 30, 2021, from $82.1 million to $196.8 million.

In addition to the level of revenues, JRSA contingent rent margin is also influenced by the level of costs associated with such arrangements, such as depreciation expense related to the underlying theater systems and costs incurred to upgrade theater systems from digital xenon to IMAX with Laser, as well as advertising, marketing, and commission costs primarily for the launch of new theaters. The level of depreciation expense in a period relative to the prior year is a function of the growth of the theater network and the mix of theater system configurations in the network. For the nine months ended September 30, 2021, JRSA gross margin included depreciation expense of $16.8 million, which represents a $2.5 million decrease when compared to the same period of the prior year. The lower level of depreciation expense in the current period is due, in part, to the effect of lease term extensions entered into with exhibitor customers as a result of the COVID-19 global pandemic, partially offset by incremental depreciation expense associated with a 3% increase in the number of theaters operating under joint revenue sharing arrangements. For the nine months ended September 30, 2021, JRSA gross margin includes advertising, marketing, and commission costs of $1.9 million, as compared to $1.3 million in the same period of the prior year.

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

The following table provides detailed information about the mix of IMAX Theater System installed and recognized during the nine months ended September 30, 2021 and 2020:

	For the Nine Months Ended September 30,
	2021		2020
(In thousands of U.S. Dollars, except number of systems)	Number of Systems	Revenue	Number of Systems	Revenue
New IMAX Theater Systems:
Sales and sales-type lease arrangements(1)	17	$22,264	13	$13,452
Joint revenue sharing arrangements — hybrid	6	3,561	3	1,183
Total new IMAX Theater Systems	23	25,825	16	14,635

IMAX Theater System upgrades:
Joint revenue sharing arrangements — hybrid	1	775	—	—
Sales and sales-type lease arrangements	2	2,753	3	4,811
Total upgraded IMAX Theater Systems	3	3,528	3	4,811

Total	26	$29,353	19	$19,446

(1)

The arrangement for the sale of an IMAX Theater System includes fixed upfront and ongoing consideration, including indexed annual minimum payment increases over the term of the arrangement, as well as an estimate of the contingent fees that may become due if certain annual minimum box office receipt thresholds are exceeded.

The average revenue per IMAX Theater System under sales and sales-type lease arrangements varies depending upon the number of IMAX Theater System commitments with a single respective exhibitor, an exhibitor’s location and various other factors. The average revenue per full (i.e., not hybrid), new IMAX Theater System under sales and sales-type lease arrangements was $1.3 million for the nine months ended September 30, 2021, as compared to $1.0 million during the same period of the prior year.

For the nine months ended September 30, 2021, IMAX Technology Sales and Maintenance revenue and gross margin increased by $30.0 million and $23.7 million, respectively, when compared to the same period of the prior year. See below for separate discussions of IMAX Systems and IMAX Maintenance segment results for the period.

IMAX Systems

For the nine months ended September 30, 2021, IMAX Systems revenue and gross margin increased $7.4 million and $7.1 million, respectively, when compared to the same period of the prior year. The higher level of revenue and gross margin is the result of three additional IMAX Theater System installations under sales and sales-type lease arrangements in the current period due to an increased pace of theater system installations as the effects of the COVID-19 pandemic subside, as well as by a higher level of revenue generated by theater system renewals in the current period.

IMAX Maintenance

For the nine months ended September 30, 2021, IMAX Maintenance segment revenues and gross margin increased by $20.0 million and $15.7 million, respectively, when compared to the same period of the prior year, due to the broader reopening of the IMAX theater network and the continued progress towards the resumption of normal operations as the theatrical exhibition industry continues to recover from the COVID-19 global pandemic.

Maintenance margins vary depending on the mix of theater system configurations in the theater network, volume-pricing related to larger relationships and the timing and the date(s) of installation and/or service.

Film Distribution and Post-Production

For the nine months ended September 30, 2021, Film Distribution and Post-Production revenues decreased by $3.5 million and gross margin increased by $10.4 million, when compared to the same period of the prior year. The comparison of gross margin to the prior year period is significantly influenced by $9.9 million of impairment losses recorded during the nine months ended September 30, 2020 principally to write-down the carrying value of certain documentary and alternative content film assets due to a decrease in projected box office totals and related revenues. There were no such losses recorded during the nine months ended September 30, 2021.

Selling, General and Administrative Expenses

For the nine months ended September 30, 2021, total Selling, General and Administrative Expenses decreased by $0.9 million (1%), when compared to the same period in 2020. For the nine months ended September 30, 2021, Selling, General and Administrative Expenses, excluding the impact of share-based compensation of $17.1 million, were $65.3 million, as compared to $67.9 million in the same period of the prior year, excluding share-based compensation expense of $15.3 million, representing a decrease of $2.6 million (4%). A portion of share-based compensation expense is recognized within Cost and Expenses Applicable to Revenue and Research and Development. (See Note 12 of Notes to Condensed Consolidated Financial Statements.)

For the nine months ended September 30, 2021, the Company recognized $5.5 million in benefits from CEWS program as reductions to Selling, General and Administrative Expenses ($4.1 million) and Costs and Expenses Applicable to Revenues ($1.4 million) in the Condensed Consolidated Statements of Operations. For the nine months ended September 30, 2020, the Company recognized $5.2 million from the CEWS program and the U.S. CARES Act as reductions to Selling, General and Administrative Expenses ($4.5 million), Costs and Expenses Applicable to Revenues ($0.6 million) and Research and Development Expense ($0.1 million) in the Condensed Consolidated Statements of Operations. The CEWS program has been extended to October 2021. The Company will continue to review for the availability of additional subsidies and credits for the remaining terms of these programs, where applicable, although there are no guarantees that the Company will ultimately apply for or receive any such additional benefits.

The decrease in September year-to-date Selling, General and Administrative Expenses versus the prior year is due, in part, to management’s cost control efforts and a lower level of business activity in the first half of 2021 amidst the COVID-19 global pandemic, resulting in lower staff costs, travel, and facilities related expenses, among others. Also contributing to the lower level of current period Selling, General and Administrative Expenses is a $2.0 million (8%) increase in labor and other costs capitalized to inventory, film assets, and joint venture theater equipment or allocated to costs applicable to revenues, due to the higher level of business activity during the current period as the effects of the COVID-19 global pandemic subside.

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

In addition, during the nine months ended September 30, 2021, the Company used time and resources to work on leveraging and developing technologies and systems to help bring additional interactivity to its theater network, better manage certain of the Company’s internal workflows and better organize and codify certain of the Company’s data.

For the nine months ended September 30, 2021, Research and Development expenses increased by $1.1 million (25%), when compared to the prior year.

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

Credit Loss (Reversal) Expense, Net

For the nine months ended September 30, 2021, the Company recorded a net reversal of current expected credit losses of $4.9 million, principally due to the reversal of previously recorded credit loss expense as a result of an improving outlook for theater operators following the reopening of theaters and the resumption of normal film release schedules as the theatrical exhibition industry continues to recover from the COVID-19 global pandemic, as well as better than anticipated collection experience with respect to foreign studio receivable balances.

For the nine months ended September 30, 2020, the Company recorded a provision for current expected credit losses of $15.6 million which reflected judgments made by management regarding the potential effects of the COVID-19 global pandemic on the credit quality of Company’s theater and studio related receivable balances.

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

(See Notes 1 and 4 of Notes to Condensed Consolidated Financial Statements.)

Asset Impairments

For the nine months ended September 30, 2020, the Company recorded asset impairments of $1.2 million principally related to the write-down of content-related assets which became impaired in the period. There were no such impairments recorded during the nine months ended September 30, 2021.

Legal Judgment and Arbitration Awards

In the nine months ended September 30, 2021, the Company recorded a $1.8 million benefit within Legal Judgment and Arbitration Awards as a result of the settlement of the Giencourt matter, as discussed in Note 8(b)(ii) of Notes to Condensed Consolidated Financial Statements. There was no comparable amount recorded during the same period of the prior year.

Realized and Unrealized Investment Gains (Losses)

In the first quarter of 2019, IMAX China (Hong Kong), Limited, a wholly-owned subsidiary of IMAX China, entered into a cornerstone investment agreement with Maoyan Entertainment (“Maoyan”) and purchased equity securities for $15.2 million. In February 2021, IMAX China (Hong Kong), Limited sold all of its 7,949,000 shares of Maoyan for gross proceeds of $17.8 million, which represents a $2.6 million gain relative to the Company’s acquisition cost and a $5.2 million gain compared to the fair value of the investment as of December 31, 2020. Prior to this sale, the Company accounted for its investment in Maoyan at fair value with any changes in fair value recorded to the Condensed Consolidated Statements of Operations. For the nine months ended September 30, 2020, the fair value of the Company’s investment in Maoyan experienced an unrealized loss of $(0.9) million.

Interest Expense

For the nine months ended September 30, 2021, interest expense was $5.5 million, as compared to $4.6 million during the same period of the prior year. The increase in interest expense versus the same period of the prior year is due to the amortization of deferred financing costs associated with amendments to the Company’s Credit Agreement and the issuance of the Convertible Notes. (See Note 7 of Notes to Condensed Consolidated Financial Statements.)

Income Taxes

For the nine months ended September 30, 2021, the Company recorded income tax expense of $9.4 million (2020 — $24.6 million). The Company’s effective tax rate for the nine months ended September 30, 2021 of (69.5)% differs from the Canadian statutory tax rate of 26.2% primarily due to the fact that the Company recorded an additional $14.2 million valuation allowance against deferred tax assets in jurisdictions where management could not reliably forecast that future tax liabilities would arise, principally due to the uncertainties around the long-term impact of the COVID-19 global pandemic. Accordingly, the tax benefit associated with the current period losses in these jurisdictions is not ultimately reflected in the Company’s Condensed Consolidated Statements of Operations. Also impacting the Company’s effective tax rate for the nine months ended September 30, 2021 are jurisdictional tax rate differences, including a difference related to the gain on the sale of the Maoyan investment (see “Realized and Unrealized Investment Gains (Losses)” above) and a change in the estimated contingent liabilities related to the potential resolution of various tax examinations.

In the first quarter of 2020, management completed a reassessment of its strategy with respect to the most efficient means of deploying the Company’s capital resources globally. Based on the results of this reassessment, management concluded that the historical earnings of certain foreign subsidiaries in excess of amounts required to sustain business operations would no longer be indefinitely reinvested. As a result, the Company recognized a deferred tax liability of $19.7 million in the first quarter of 2020 for the estimated applicable foreign withholding taxes associated with these historical earnings, which will become payable upon the repatriation of any such earnings. The estimate of the applicable foreign withholding taxes was reduced by $1.0 million, principally in the second quarter of 2020, to $18.7 million due to a reduction in the amount of distributable historical earnings. In the first quarter of 2021, the applicable foreign withholding taxes was increased by $0.5 million due to an increase in the amount of distributable historical earnings. In the third quarter of 2021, $20.4 million of historical earnings from a subsidiary in China were repatriated and, as a result, $2.0 million of foreign withholding taxes were paid in the period.

(See Note 11 of Notes to Condensed Consolidated Financial Statements.)

Non-Controlling Interests

The Company’s Condensed Consolidated Financial Statements primarily include the non-controlling interest in the net income (loss) of IMAX China, as well as the impact of non-controlling interests in the activity of its Original Film Fund subsidiary. For the nine months ended September 30, 2021, the net income attributable to non-controlling interests of the Company’s subsidiaries was $9.5 million (2020 — net loss of $(15.4) million).

CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

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

For the nine months ended September 30, 2021, net cash used in the Company’s operating activities totaled $19.6 million, as compared to net cash used in operating activities of $30.8 million in the same period of the prior year. For the nine months ended September 30, 2021, the net cash used in the Company’s operating activities is principally due to an increase in Accounts Receivable of $24.3 million as a result of revenue growth attributable to the reopening of theaters amidst the early stages of recovery from the COVID-19 global pandemic. To a lesser extent, the net cash used in the Company’s operating activities is due to $10.0 million spent in connection with the development of Film Assets, as well as reductions in Accounts Payable and Accrued and Other Liabilities, including a $9.5 million payment made in the second quarter of 2021 in connection with the settlement of the Giencourt matter, as discussed in Note 8(b)(ii) of Notes to Condensed Consolidated Financial Statements.

For the nine months ended September 30, 2020, the net cash outflow from operating activities was principally due to the significant decrease in the Company’s revenue and earnings as a result of the COVID-19 global pandemic. In addition, the Company experienced a slowdown in manufacturing, shipments and installation of IMAX Theater Systems at customer sites, resulting in an increase in Inventories. These cash outflows were partially offset by a $30.4 million decrease in Accounts Receivable.

Investing Activities

For the nine months ended September 30, 2021, net cash provided by investing activities totaled $6.7 million, as compared to net cash used in investing activities of $7.6 million in the same period of the prior year. For the nine months ended September 30, 2021, the net cash provided by investing activities is primarily driven by $17.8 million in cash proceeds received from the sale of the Company’s investment in Maoyan in the first quarter of 2021 (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Realized and Unrealized Investment Gains (Losses)”). This cash inflow is partially offset by $5.4 million invested in equipment to be used in the Company’s joint revenue sharing arrangements with exhibitors (2020 — $5.3 million), $3.4 million of intangible assets acquired, principally related to the purchase or development of software (2020 — $1.7 million), and $2.4 million for the purchase of property, plant and equipment (2020 — $0.7 million). Based on management’s current operating plan for 2021, the Company expects to continue to use cash to deploy additional IMAX Theater Systems under joint revenue sharing arrangements.

Capital expenditures, including the Company’s investment in joint revenue sharing equipment, purchase of property, plant and equipment, other intangible assets and investments in film assets were $21.1 million for the nine months ended September 30, 2021, as compared to $13.8 million for the nine months ended September 30, 2020.

Financing Activities

For the nine months ended September 30, 2021, net cash used in financing activities totaled $110.5 million, as compared to $233.5 million provided by financing activities in the same period of the prior year. For the nine months ended September 30, 2021, the net cash used in financing activities is principally due to $296.6 million in net repayments of revolving credit facility borrowings, which were funded in part with a portion of the $223.7 million in net proceeds received from the issuance of the Convertible Notes (as defined in “Liquidity and Capital Resources”). The net cash used in financing activities for the current period is also the result of the $19.1 million purchase of capped calls related to the Convertible Notes, as well as $9.6 million used to repurchase common shares of the Company ($4.6 million) and IMAX China Holding, Inc. ($5.0 million). (See Note 7 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 for additional information on the issuance of the Convertible Notes and the related capped call transactions.)

For the nine months ended September 30, 2020, net cash provided by financing activities totaled $233.5 million and was principally due to $280.2 million in Credit Facility borrowings drawn in the period, partially offset by $36.6 million paid to repurchase common shares under the Company’s share repurchase program.

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

In the first quarter of 2020, in response to uncertainties associated with the outbreak of the COVID-19 global pandemic and its impact on the Company’s business, the Company drew down $280.0 million in available borrowing capacity under the Credit Facility, resulting in total outstanding borrowings of $300.0 million, which remained outstanding as of December 31, 2020. During the first half of 2021, the Company completely repaid the $300.0 million of Credit Facility borrowings, using cash on hand following the issuance of the Convertible Notes (as discussed below). Accordingly, as of September 30, 2021, there were no outstanding borrowings under the Credit Facility. As of September 30, 2021 and December 31, 2020, the Company did not have any letters of credit or advance payment guarantees outstanding under the Credit Facility.

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

On March 15, 2021, the Company entered into the Second Amendment to the Credit Agreement (as previously amended by the First Amendment to the Credit Agreement, dated as of June 10, 2020) (collectively, the “First and Second Amendments”). On July 28, 2021, the Company entered into the Third Amendment to the Credit Agreement (as previously amended by the First and Second Amendments) (collectively, the “Amendments”). The Amendments, among other things, (i) suspend the Senior Secured Net Leverage Ratio covenant through the first quarter of 2022, (ii) re-establish the Senior Secured Net Leverage Ratio covenant thereafter, provided that for subsequent quarters that such covenant is tested, as applicable, the Company will be permitted to use its quarterly EBITDA (as defined in the Credit Agreement) from the third and fourth quarters of 2019 in lieu of EBITDA for the corresponding quarters of 2021, (iii) add a $75.0 million minimum liquidity covenant measured at the end of each calendar month, (iv) restrict the Company’s ability to make certain restricted payments, dispositions and investments, create or assume liens and incur debt that would otherwise have been permitted by the Credit Agreement, (v) permit the issuance of the Convertible Notes (as discussed below) and related transactions, including the capped call transactions, or other unsecured debt, in an amount not to exceed $290.0 million, (vi) allow $30.0 million in permitted repurchases of the Company’s common shares, subject to a $300.0 million pro forma minimum liquidity covenant and (vii) increase permitted repurchases of the common shares of IMAX China Holding, Inc. from $5.0 million to $20.0 million, subject to pro forma compliance with the existing financial covenants set forth in the Credit Agreement. The modifications to the negative covenants, the minimum liquidity covenant, permitted share repurchases and modifications to certain other provisions in the Credit Agreement pursuant to the Amendments are effective until the earlier of the delivery of the compliance certificate for the fourth quarter of 2022 or the date on which the Company, in its sole discretion, elects to calculate its compliance with the Senior Secured Net Leverage Ratio by using either its actual EBITDA or annualized EBITDA (the “Designated Period”). As of September 30, 2021, the Company was in compliance with all of its requirements under the Credit Agreement, as amended.

Borrowings under the Credit Facility bear interest, at the Company’s option, at (i) LIBOR plus a margin ranging from 1.00% to 1.75% per annum; or (ii) the U.S. base rate plus a margin ranging from 0.25% to 1.00% per annum, in each case depending on the Company’s Total Leverage Ratio (as defined in the Credit Agreement); provided, however, that from the effective date of the First Amendment to the Credit Agreement until the Company delivers a compliance certificate under the Credit Facility following the end of the Designated Period, the applicable margin for LIBOR borrowings will be 2.50% per annum and the applicable margin for U.S. base rate borrowings will be 1.75% per annum. The effective interest rate for the three and nine months ended September 30, 2021 was nil and 2.64%, respectively (2020 ― 2.70% and 2.24%, respectively).

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

The Company incurred fees of approximately $1.6 million in connection with the Amendments, which are being amortized on a straight-line basis to Interest Expense over the relevant amendment periods.

Working Capital Facility

On July 1, 2021, IMAX (Shanghai) Multimedia Technology Co., Ltd. (“IMAX Shanghai”), one of the Company’s majority-owned subsidiaries in China, renewed its unsecured revolving facility for up to 200.0 million Chinese Renminbi (“RMB”) (approximately $30.8 million) to fund ongoing working capital requirements (the “Working Capital Facility”). The Working Capital Facility expires in July 2022.

As of September 30, 2021, outstanding Working Capital Facility borrowings were RMB 71.2 million ($11.0 million) and outstanding letters of guarantee were RMB 0.3 million (less than $0.1 million). As of December 31, 2020, outstanding Working Capital Facility borrowings were RMB 49.9 million ($7.6 million) and no letters of guarantee were issued. As of September 30, 2021, the amount available for future borrowings under the Working Capital Facility was RMB 118.8 million ($18.3 million) and the amount available for letters of guarantee was RMB 9.7 million ($1.5 million). The amount available for future borrowings under the Working Capital Facility is not subject to a standby fee. The effective interest rate for borrowings under the Working Capital Facility for the three and nine months ended September 30, 2021 was 4.29% and 4.32%, respectively (2020 ― 4.35%, respectively).

Wells Fargo Foreign Exchange Facility

Within the Credit Facility, the Company is able to enter into foreign currency forward contracts and/or other swap arrangements. As of September 30, 2021, the net unrealized loss on the Company’s outstanding foreign currency forward contracts was $(0.3) million, representing the amount by which the notional value of these forward contracts exceeded their fair value (December 31, 2020 ― $2.0 million). As of September 30, 2021, the notional value of the Company’s outstanding foreign currency forward contracts was $25.8 million (December 31, 2020 ― $31.9 million).

NBC Facility

On October 28, 2019, the Company entered into a $5.0 million facility with the National Bank of Canada (the “NBC Facility”) fully insured by Export Development Canada for use solely in conjunction with the issuance of performance guarantees and letters of credit. The NBC Facility is renewed on an annual basis. It was renewed on October 15, 2021 for a one-year term on the same terms and conditions. The Company did not have any letters of credit or advance payment guarantees outstanding as of September 30, 2021 and December 31, 2020 under the NBC Facility.

Convertible Notes

On March 19, 2021, the Company issued $230.0 million of 0.500% Convertible Senior Notes due 2026 (the “Convertible Notes”) in a private placement conducted pursuant to Rule 144A under the Securities Act of 1933, as amended. The net proceeds from the issuance of the Convertible Notes were $223.7 million, after deducting the initial purchasers’ discounts and commissions. In addition, the Company paid $1.2 million of debt issuance costs associated with the Convertible Notes. The Company used a portion of the net proceeds from the issuance of the Convertible Notes to make a partial repayment of outstanding Credit Facility borrowings (as discussed above), and is using the remainder for working capital or other general corporate purposes.

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

In addition, upon the occurrence of a “fundamental change” (as defined below), holders may require the Company to repurchase their Convertible Notes at a cash repurchase price equal to the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest, if any. Subject to the terms and conditions of the indenture governing the Convertible Notes, a “fundamental change” means, among other things, an event resulting in (i) a change of control, (ii) a transfer of all or substantially all of the assets of the Company, (iii) a merger, (iv) liquidation or dissolution of the Company, or (v) delisting of the Company’s common shares from a national securities exchange.

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

Assessment of Liquidity and Capital Requirements

As of September 30, 2021, the Company’s principal sources of liquidity included: (i) its balances of cash and cash equivalents ($193.0 million); (ii) the anticipated collection of trade accounts receivable, which includes amounts owed under joint revenue sharing arrangements and DMR agreements with movie studios; (iii) the anticipated collection of financing receivables due in the next 12 months; and (iv) installment payments expected in the next 12 months on its existing sales and sales and sales-type lease arrangements in backlog. In addition, as of September 30, 2021, the Company had $300.0 million in available borrowing capacity under the Credit Facility and $18.3 million in available borrowing capacity under the Working Capital Facility, as described above.

The Company’s $193.0 million balance of cash and cash equivalents as of September 30, 2021 includes $101.0 million in cash held outside of Canada (December 31, 2020 — $89.9 million), of which $70.3 million was held in the People’s Republic of China (the “PRC”) (December 31, 2020 — $77.2 million). In the first quarter of 2020, management completed a reassessment of its strategy with respect to the most efficient means of deploying the Company’s capital resources globally. Based on the results of this reassessment, management concluded that the historical earnings of certain foreign subsidiaries in excess of amounts required to sustain business operations would no longer be indefinitely reinvested. As of September 30, 2021, the Company’s Condensed Consolidated Balance Sheets include a deferred tax liability of $17.6 million for the applicable foreign withholding taxes associated with these historical earnings, which will become payable upon the repatriation of any such earnings. In the third quarter of 2021, $20.4 million of historical earnings from a subsidiary in China were repatriated and, as a result, $2.0 million of foreign withholding taxes were paid in the period.

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

The impact of the COVID-19 global pandemic has resulted in significantly lower levels of revenues, earnings and operating cash flows for the Company during 2020 and, to a lesser extent, during the nine months ended September 30, 2021, when compared to periods prior to the onset of the pandemic, as GBO results from the Company’s theater customers declined, the installation of certain theater systems was delayed, and maintenance services were generally suspended for theaters that were closed. In addition, as a result of the financial difficulties faced by certain of the Company’s exhibition customers arising out of pandemic-related closures, although improving, the Company has experienced and may continue to experience delays in collecting payments due under existing theater sale or lease arrangements. The Company has provided temporary relief to certain exhibitor customers by waiving or reducing maintenance fees during periods when theaters are closed or operating with reduced capacities and, in certain situations, by providing extended payment terms on annual minimum payment obligations in exchange for a corresponding or longer extension of the term of the underlying sale or lease arrangement. However, with approximately 93% of the Company’s global theater network open at various capacities as of September 30, 2021, GBO receipts generated by IMAX DMR films and joint revenue sharing arrangements increased in the current quarter and year-to-date periods, leading to improvement in the Company’s results, when compared to the prior year periods covered by this report.

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

CONTRACTUAL OBLIGATIONS

Payments to be made by the Company under contractual obligations as of September 30, 2021 are as follows:

	Payments Due by Period
(In thousands of U.S. Dollars)	Total Obligation	Less Than One Year	1 to 3 years	3 to 5 years	Thereafter
Purchase obligations(1)	$32,879	$31,176	$1,676	$—	$27
Pension obligations(2)	20,298	—	20,298	—	—
Operating lease obligations(3)	19,331	3,376	4,983	4,177	6,795
Working Capital Facility(4)	10,974	10,974	—	—	—
Convertible Notes(5)	235,750	1,150	2,300	232,300	—
Postretirement benefits obligations	3,203	125	265	273	2,540
	$322,435	$46,801	$29,522	$236,750	$9,362

(1)	Represents total payments to be made under binding commitments with suppliers and outstanding payments to be made for supplies ordered, but yet to be invoiced.
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

Pension and Postretirement Obligations

The Company has an unfunded defined benefit pension plan, the SERP, covering the Company’s CEO, Mr. Gelfond. Under the terms of the SERP, if Mr. Gelfond’s employment is terminated other than for cause (as defined in his employment agreement), he is entitled to receive SERP benefits in the form of a lump sum payment. SERP benefit payments to Mr. Gelfond are subject to a deferral of six months after the termination of his employment, at which time Mr. Gelfond will be entitled to receive interest on the deferred amount credited at the applicable federate rate for short-term obligations. Pursuant to an amendment to his employment agreement dated November 1, 2019, the term of Mr. Gelfond’s employment was extended through December through December 31, 2022, although Mr. Gelfond has not informed the Company that he intends to retire at that time. Under the terms of this amendment to his employment agreement, the total benefit payable to Mr. Gelfond under the SERP has been fixed at $20.3 million. As of September 30, 2021, the Company’s Condensed Consolidated Balance Sheets include the present value of the related SERP benefit obligation of approximately $20.2 million recorded within Accrued and Other Liabilities (December 31, 2020 — $20.1 million).

The Company has a postretirement plan to provide health and welfare benefits to Canadian employees meeting certain eligibility requirements. As of September 30, 2021, the Company’s Condensed Consolidated Balance Sheets include an unfunded benefit obligation of $1.8 million within Accrued and Other Liabilities related to this plan (December 31, 2020 — $1.9 million).

In July 2000, the Company agreed to maintain health benefits for Messrs. Gelfond and Bradley J. Wechsler, the Company’s former Co-CEO and former Chairman of its Board of Directors, upon retirement. As of September 30, 2021, the Company’s Condensed Consolidated Balance Sheets include an unfunded benefit obligation of $0.7 million within Accrued and Other Liabilities (December 31, 2020 — $0.7 million). Mr. Wechsler retired from the Company’s Board of Directors on June 9, 2021. The Company will maintain Mr. Wechsler’s current health benefits through December 31, 2021, and thereafter will provide him with Medicare supplemental coverage.

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

As of September 30, 2021, the benefit obligation related to the Retirement Plan was $3.8 million (December 31, 2020 — $3.7 million) and is recorded on the Company’s Condensed Consolidated Balance Sheets within Accrued and Other Liabilities. As the Retirement Plan is fully vested, the benefit obligation is measured at the present value of the benefits expected to be paid in the future with the accretion of interest recognized in the Condensed Consolidated Statements of Operations within Retirement Benefits Non-Service Expenses.

The Retirement Plan is funded by an investment in company-owned life insurance (“COLI”), which is recorded at its fair value on the Company’s Condensed Consolidated Balance Sheets within Prepaid Expenses. As of September 30, 2021, fair value of the COLI asset was $3.2 million (December 31, 2020 — $3.2 million). Gains and losses resulting from changes in the cash surrender value of the COLI asset are recognized in the Condensed Consolidated Statements of Operations within Realized and Unrealized Investment Gains (Losses).

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

Adjusted net loss attributable to common shareholders and adjusted net loss attributable to common shareholders per basic and diluted share exclude, where applicable: (i) share-based compensation; (ii) COVID-19 government relief benefits; (iii) legal judgment and arbitration awards; (iv) realized and unrealized investment gains or losses, as well as the related tax impact of these adjustments, and (v) income taxes resulting from management’s decision to no longer indefinitely reinvest the historical earnings of certain foreign subsidiaries.

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

	Three Months Ended		Three Months Ended
	September 30, 2021		September 30, 2020
(In thousands of U.S. Dollars, except per share amounts)	Net Loss	Per Share	Net Loss	Per Share
Reported net loss attributable to common shareholders	$(8,378)	$(0.14)	$(47,209)	$(0.80)
Adjustments(1):
Share-based compensation	5,876	0.10	5,019	0.09
COVID-19 government relief benefits(2)	(2,048)	(0.03)	(2,084)	(0.03)
Unrealized investment gains	(30)	—	(1,091)	(0.02)
Tax impact on items listed above	(452)	(0.01)	611	0.01
Income taxes resulting from management's decision to no longer indefinitely reinvest the historical earnings of certain foreign subsidiaries	—	—	129	—
Adjusted net loss(1)	$(5,032)	$(0.08)	$(44,625)	$(0.75)

Weighted average basic shares outstanding		59,244		58,859
Weighted average diluted shares outstanding		59,244		58,859

	Nine Months Ended		Nine Months Ended
	September 30, 2021		September 30, 2020
(In thousands of U.S. dollars, except per share amounts)	Net Loss	Per Share	Net Loss	Per Share
Reported net loss attributable to common shareholders	$(32,429)	$(0.55)	$(122,530)	$(2.06)
Adjustments(1):
Share-based compensation	17,675	0.30	15,262	0.26
COVID-19 government relief benefits(3)	(5,513)	(0.09)	(5,235)	(0.08)
Legal judgment and arbitration awards	(1,770)	(0.03)	—	—
Realized and unrealized investment (gains) losses	(3,740)	(0.06)	661	0.01
Tax impact on items listed above	(1,417)	(0.02)	(584)	(0.01)
Income taxes resulting from management's decision to no longer indefinitely reinvest the historical earnings of certain foreign subsidiaries	381	0.01	13,014	0.21
Adjusted net loss(1)	$(26,813)	$(0.45)	$(99,412)	$(1.67)

Weighted average basic shares outstanding		59,207		59,360
Weighted average diluted shares outstanding		59,207		59,360

(1)	Reflects amounts attributable to common shareholders.
(2)

For the three months ended September 30, 2021, the Company recognized $2.0 million in COVID-19 government relief benefits (2020 — $2.0 million), as reductions to Selling, General and Administrative Expenses ($1.5 million) (2020 — $1.6 million), Costs and Expenses Applicable to Revenues ($0.5 million) (2020 — $0.3 million) and Research and Development Expenses ($nil) (2020 — $0.1 million) in the Condensed Consolidated Statements of Operations.

(3)

For the nine months ended September 30, 2021, the Company recognized $5.5 million in COVID-19 government relief benefits (2020 — $5.2 million), as reductions to Selling, General and Administrative Expenses ($4.1 million) (2020 — $4.5 million), Costs and Expenses Applicable to Revenues ($1.4 million) (2020 — $0.6 million) and Research and Development Expenses ($nil) (2020 — $0.1 million) in the Condensed Consolidated Statements of Operations.

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

EBITDA is defined as net income or loss excluding: (i) income tax expense or benefit; (ii) interest expense, net of interest income; (iii) depreciation and amortization, including film asset amortization; and (iv) amortization of deferred financing costs. Adjusted EBITDA per Credit Facility is defined as EBITDA excluding: (i) share-based and other non-cash compensation; (ii) realized and unrealized investment gains or losses; (iii) write-downs, net of recoveries, including asset impairments and credit loss expense; and (iv) legal judgment and arbitration awards.

Reconciliations of net loss attributable to common shareholders, which is the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA per Credit Facility are presented in the tables below.

	For the Three Months Ended September 30, 2021 (1)
	Attributable to
	Non-controlling
	Interests and	Less: Attributable to	Attributable to
(In thousands of U.S. Dollars)	Common Shareholders	Non-controlling Interests	Common Shareholders
Reported net loss	$(6,344)	$2,034	$(8,378)
Add (subtract):
Income tax expense	4,402	634	3,768
Interest expense, net of interest income	261	(90)	351
Depreciation and amortization, including film asset amortization	14,899	1,723	13,176
Amortization of deferred financing costs(2)	741	—	741
EBITDA	13,959	4,301	9,658
Share-based and other non-cash compensation	6,226	233	5,993
Unrealized investment gains	(30)	—	(30)
(Recoveries) write-downs, including asset impairments and credit loss expense	(2,901)	(381)	(2,520)
Adjusted EBITDA per Credit Facility	$17,254	$4,153	$13,101

	For the Twelve Months Ended September 30, 2021 (1)
	Attributable to
	Non-controlling
	Interests and	Less: Attributable to	Attributable to
(In thousands of U.S. Dollars)	Common Shareholders	Non-controlling Interests	Common Shareholders
Reported net loss	$(42,500)	$11,174	$(53,674)
Add (subtract):
Income tax expense	11,314	3,209	8,105
Interest expense, net of interest income	3,642	(355)	3,997
Depreciation and amortization, including film asset amortization	52,575	5,009	47,566
Amortization of deferred financing costs(2)	2,056	—	2,056
EBITDA	27,087	19,037	8,050
Share-based and other non-cash compensation	24,251	1,050	23,201
Realized and unrealized investment gains	(4,169)	(1,218)	(2,951)
Write-downs, including asset impairments and credit loss expense	3,410	(603)	4,013
Legal judgment and arbitration awards	2,335	—	2,335
Adjusted EBITDA per Credit Facility	$52,914	$18,266	$34,648

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

Certain of the Company’s subsidiaries held approximately RMB 454.4 million ($70.1 million) in cash and cash equivalents as of September 30, 2021 (December 31, 2020 — RMB 500.3 million or $76.7 million) and are required to transact locally in RMB. Foreign currency exchange transactions, including the remittance of any funds into and out of the PRC, are subject to controls and require the approval of the China State Administration of Foreign Exchange to complete. Any developments relating to the Chinese economy and any actions taken by the Chinese government are beyond the control of the Company; however, the Company monitors and manages its capital and liquidity requirements to ensure compliance with local regulatory and policy requirements.

For the three and nine months ended September 30, 2021, the Company recorded a foreign exchange net loss of $(0.6) million and net gain $1.1 million, respectively, as compared to a foreign exchange net gain of $0.2 million and a net loss of $(0.8) million for the three and nine months ended September 30, 2020, respectively, associated with the translation of foreign currency denominated monetary assets and liabilities.

The Company has entered into a series of foreign currency forward contracts to manage the Company’s risks associated with the volatility of foreign currencies. The forward contracts have settlement dates throughout 2022. Foreign currency derivatives are recognized and measured in the Condensed Consolidated Balance Sheets at fair value. Changes in the fair value (gains or losses) are recognized in the Condensed Consolidated Statements of Operations except for derivatives designated and qualifying as foreign currency cash flow hedging instruments. Certain of these foreign currency forward contracts held by the Company as of September 30, 2021, are designated and qualify as foreign currency cash flow hedging instruments. The Company currently has cash flow hedging instruments associated with Selling, General and Administrative Expenses, Inventories and capital expenditures. For foreign currency cash flow hedging instruments related to Selling, General and Administrative Expenses, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in Other Comprehensive (Loss) Income and reclassified to the Condensed Consolidated Statements of Operations when the forecasted transaction occurs. For foreign currency cash flow hedging instruments related to Inventories, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in Other Comprehensive (Loss) Income and reclassified to Inventories on the Condensed Consolidated Balance Sheets when the forecasted transaction occurs. Any ineffective portion is recognized immediately in the Condensed Consolidated Statements of Operations.

The notional value of foreign currency cash flow hedging instruments that qualify for hedge accounting at September 30, 2021 was $24.6 million (December 31, 2020 — $26.4 million). A loss of $(0.8) million and a loss of $(0.2) million was recorded to Other Comprehensive (Loss) Income with respect to the change in fair value of these contracts for the three and nine months ended September 30, 2021, respectively (2020 — gain of $0.6 million and a loss of $(0.9) million, respectively). A gain of $0.3 million and a gain of $1.4 million was reclassified from Accumulated Other Comprehensive (Loss) Income to Selling, General and Administrative Expenses and Inventories for the three and nine months ended September 30, 2021, respectively (2020 — loss of $(0.1) million and a loss of $(0.8) million, respectively). An unrealized gain of less than $0.1 million and $0.3 million resulting from a change in the classification of certain forward contracts no longer meeting the requirements for hedge accounting were reclassified from Accumulated Other Comprehensive (Loss) Income to Selling, General and Administrative Expenses for the three and nine months ended September 30, 2021 (2020 — $nil). The notional value of forward contracts that do not qualify for hedge accounting at September 30, 2021 was $1.1 million (December 31, 2020 — $5.6 million).

For all derivative instruments, the Company is subject to counterparty credit risk to the extent that the counterparty may not meet its obligations to the Company. To manage this risk, the Company enters into derivative transactions only with major financial institutions.

At September 30, 2021, the Company’s Financing Receivables and working capital items denominated in Canadian Dollars, RMB, Japanese Yen, Euros and other foreign currencies translated into U.S. Dollars was $144.2 million. Assuming a 10% appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at September 30, 2021, the potential change in the fair value of foreign currency-denominated financing receivables and working capital items would have been $14.4 million. A significant portion of the Company’s Selling, General, and Administrative Expenses is denominated in Canadian Dollars. Assuming a 1% change appreciation or depreciation in foreign currency exchange rates at September 30, 2021, the potential change in the amount of Selling, General, and Administrative Expenses would be $0.1 million.

Interest Rate Risk Management

The Company’s earnings are also affected by changes in interest rates due to the impact those changes have on its interest income from cash, and its interest expense from variable-rate borrowings. Specifically, the Company’s largest exposure with respect to variable interest rate debt on borrowings under the Credit Facility resulting from changes in LIBOR.

The Company had no variable rate debt instruments outstanding as of September 30, 2021.

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

The Company’s management, with the participation of its CEO and its CFO, has evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of September 30, 2021 and has concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. The Company will continue to periodically evaluate its disclosure controls and procedures and will make modifications from time to time as deemed necessary to ensure that information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting which occurred during the three months ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company has not experienced any material impact to its internal control over financial reporting despite the fact that most of its Finance employees are working remotely due to the COVID-19 pandemic. The Company will continue to monitor the evolving COVID-19 situation to minimize its impact on the design and operating effectiveness of the Company’s internal control over financial reporting.

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

The impact of the COVID-19 pandemic is complex and continuously evolving, resulting in significant disruption to the Company’s business and the global economy. At various points during the pandemic, authorities around the world imposed measures intended to control the spread of COVID-19, including stay-at-home orders and restrictions on large public gatherings, which caused movie theaters in countries around the world to temporarily close, including the IMAX theaters in those countries. As a result of the theater closures, movie studios postponed the theatrical release of most films originally scheduled for release in 2020 and early 2021, including many scheduled to be shown in IMAX theaters, while several other films were released directly or concurrently to streaming platforms. More recently, stay-at-home orders and capacity restrictions have been lifted in almost all key markets and, beginning in the third quarter of 2020, movie theaters throughout the IMAX network gradually reopened. However, there is no assurance that movie theaters will remain open or continue to reopen if there is a resurgence in COVID-19 cases in certain jurisdictions. As of September 30, 2021, 93% of the theaters in the global IMAX commercial multiplex network were open at various capacities, spanning 70 countries. This included 100% of Domestic theaters (i.e., in the United States and Canada), 93% of the theaters in Greater China and 87% of the theaters in Rest of World markets.

The impact of the COVID-19 global pandemic has resulted in significantly lower levels of revenues, earnings and operating cash flows for the Company during 2020 and, to a lesser extent, during the nine months ended September 30, 2021, when compared to periods prior to the onset of the pandemic, as GBO results from the Company’s theater customers declined significantly, the installation of certain theater systems was delayed, and maintenance services were generally suspended for theaters that were closed. As a result, for the three and nine months ended September 30, 2021, the Company continued to experience a significantly lower level of earnings and operating cash flows as it generated lower than normal levels of GBO-based revenue from its joint revenue sharing arrangements and digital remastering services, it was unable to provide normal maintenance services to any of the theaters that remained closed, and while some installation activity continued, certain theater system installations were, and may continue to be delayed. Moreover, given the uncertainty around when movie-going will return to historical levels, there is no guarantee that the effects of the COVID-19 global pandemic will end even after theaters are reopened. In addition, the global economic impact of COVID-19 has resulted in record levels of unemployment in certain countries, which has led to, and may continue to result in, lower consumer spending. The timing and extent of a recovery of consumer behavior and willingness to spend discretionary income on movie-going may delay the Company’s ability to generate significant GBO-based revenue until consumer behavior normalizes and consumer spending recovers.

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

In addition, as a result of the financial difficulties faced by certain of the Company’s exhibition customers arising out of the COVID-19 pandemic related closures, the Company has experienced and may continue to experience delays in collecting payments due under existing theater sale or lease arrangements. The Company has provided temporary relief to certain exhibitor customers by waiving or reducing maintenance fees during periods when theaters are closed or operating with reduced capacities and, in certain situations, by providing extended payment terms on annual minimum payment obligations in exchange for a corresponding or longer extension of the term of the underlying sale or lease arrangement. Certain of the Company’s exhibitor partners that had reopened theaters have temporarily suspended operations of their theater network in certain jurisdictions and other exhibitor partners have reduced their theaters’ operating hours, which may exacerbate existing financial difficulties. Our exhibitor partners may continue to experience operational and/or financial difficulties if the COVID-19 pandemic continues or consumers change their behavior and consumption patterns in response to the prolonged suspension of movie-going, or for other reasons, which would further increase the risks associated with payments under existing agreements with the Company. The ability of such partners to make payments cannot be guaranteed and is subject to changing economic circumstances. Further, the Company has had to delay movie theater installations from backlog and may be required to further delay or cancel such installations in the future. As a result, the Company’s future revenues and cash flows may be adversely affected.

Given the dynamic nature of the circumstances, while the Company has been negatively impacted as of the date of filing of this report, it is difficult to predict the full extent of such adverse impact of the COVID-19 global pandemic on the Company’s financial condition, liquidity, business and results of operations in future reporting periods. The extent and duration of such impact on the Company will depend on future developments, including, but not limited to, the duration and scope of the pandemic, the emergence of variants of the virus, the progress made on administering vaccines, the timing of reopening of movie theaters worldwide and their return to historical levels of attendance, the timing of when new films are released, consumer behavior, the solvency of the Company’s exhibitor partners, their ability to make timely payments, any potential construction or installation delays involving our exhibitor partners, the continuing impact of the pandemic on global economic conditions and ongoing government responses to the pandemic. Such events are highly uncertain and cannot be accurately forecast. Moreover, there can be no guarantees that the Company’s liquidity needs will not increase materially over the course of the COVID-19 pandemic. In addition, liquidity needs as well as other changes to the Company’s business and operations may impact the Company’s ability to maintain compliance with certain covenants under the amended Credit Agreement. The Company may also be subject to impairment losses based on long-term estimated projections. These estimates and the likelihood of future changes in these estimates depend on a number of underlying variables and a range of possible outcomes. Actual results may differ materially from management’s estimates, especially due to the uncertainties associated with the COVID-19 pandemic. If business conditions deteriorate further, or should they remain depressed for a more prolonged period of time, management’s estimates of operating results and future cash flows for reporting units may be insufficient to support the goodwill assigned to them, thus requiring impairment charges. Estimates related to future expected credit losses and deferred tax assets, as well as the recoverability of joint revenue sharing equipment and the realization of variable consideration assets, could also be materially impacted by changes in estimates in the future.

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

As of September 30, 2021, the Company had approximately $354.9 million of consolidated indebtedness. The Company may also incur additional indebtedness to meet future financing needs. The Company’s indebtedness could have significant negative consequences for its security holders and its business, results of operations and financial condition by, among other things:

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

The Company’s business may not generate sufficient funds, and the Company may otherwise be unable to maintain sufficient cash reserves, to pay amounts due under its indebtedness, and the Company’s cash needs may increase in the future. In addition, the Credit Agreement contains, and any future indebtedness that we may incur may contain, financial and other restrictive covenants that limit the Company’s ability to operate its business, raise capital or make payments under its other indebtedness. If the Company fails to comply with these covenants or to make payments under its indebtedness when due, then the Company would be in default under that indebtedness, which could, in turn, result in that and our other indebtedness becoming immediately payable in full. For a description of the Company outstanding indebtedness, see Note 7 of Notes to Condensed Consolidated Financial Statements.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

In April 2021, the Company’s Board of Directors approved a 12-month extension to its share repurchase program, through June 30, 2022. The extension authorized the Company to repurchase up to approximately $89.4 million worth of common shares, the remaining amount available of the original $200.0 million initially authorized under the share-repurchase program when it commenced on July 1, 2017. The repurchases may be made either in the open market or through private transactions, including repurchases made pursuant a plan intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, subject to market conditions, applicable legal requirements and other relevant factors. The Company has no obligation to repurchase shares and the share repurchase program may be suspended or discontinued by the Company at any time.

During the three months ended September 30, 2021, the Company repurchased 316,812 common shares at an average price of $14.53 per share. As of September 30, 2021, the Company has $84.8 million available under its approved repurchase program.

The Company’s common share repurchase program activity for the three months ended September 30, 2021 was as follows:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum value of shares that may yet be purchased under the program
July 1 through July 31, 2021	—	$—	—	$89,361,337
August 1 through August 31, 2021	—	—	—	89,361,337
September 1 through September 30, 2021	316,812	14.53	316,812	84,757,657
Total	316,812	$14.53	316,812

In 2021, IMAX China announced that its shareholders granted its Board of Directors a general mandate authorizing the Board, subject to applicable laws, to repurchase of shares of IMAX China not to exceed 10% of the total number of issued shares as of May 6, 2021 (34,835,824 shares). This program will be valid until the 2022 Annual General Meeting of IMAX China. The repurchases may be made in the open market or through other means permitted by applicable laws. IMAX China has no obligation to repurchase its shares and the share repurchase program may be suspended or discontinued by IMAX China at any time. During the three months ended September 30, 2021, IMAX China repurchased 3,569,000 common shares at an average price of HKD 10.90 per share (U.S. $1.40 per share).

The total number of shares purchased during the nine months ended September 30, 2021, under both the Company and IMAX China’s repurchase plans, does not include any shares purchased in the administration of employee share-based compensation plans.

Item 6.  Exhibits

Exhibit No.	Description
10.1

Third Amendment to the Fifth Amended and Restated Credit Agreement, dated as of July 28, 2021. Incorporated by reference to Exhibit 10.1 to IMAX Corporation’s Form 8-K dated as of July 28, 2021 (File No. 001-35066).

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated October 28, 2021, by Richard L. Gelfond.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated October 28, 2021, by Joseph Sparacio.

32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated October 28, 2021, by Richard L. Gelfond.

32.2*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated October 28, 2021, by Joseph Sparacio.

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAX CORPORATION

Date: October 28, 2021	By:	/s/ JOSEPH SPARACIO
Joseph Sparacio
Interim Chief Financial Officer
(Principal Financial Officer)

Date: October 28, 2021	By:	/s/ KEVIN M. DELANEY
Kevin M. Delaney
Senior Vice-President, Finance & Controller
(Principal Accounting Officer)