Form 10-K
period 2021-12-31
IMAX CORP
filed 2022-02-24
CIK 921582

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the common shares of the registrant held by non-affiliates of the registrant, computed by reference to the last sale price of such shares as of the close of trading on June 30, 2021 was $1,069.2 million.

As of January 31, 2022, there were 58,575,134 common shares of the registrant outstanding.

Document Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement to be filed within 120 days of the close of IMAX Corporation’s fiscal year ended December 31, 2021, with the Securities and Exchange Commission pursuant to Regulation 14A involving the election of directors and the annual meeting of the stockholders of the registrant (the “Proxy Statement”) are incorporated by reference in Part III of this Form 10-K to the extent described therein.

IMAX CORPORATION

December 31, 2021

IMAX CORPORATION

EXCHANGE RATE DATA

Unless otherwise indicated, all dollar amounts in this document are expressed in United States (“U.S.”) Dollars. The following table sets forth, for the periods indicated, certain exchange rates based on the noon buying rate in the City of New York for cable transfers in foreign currencies as certified for customs purposes by the Bank of Canada (the “Noon Buying Rate”). Such rates quoted are the number of U.S. Dollars per one Canadian Dollar and are the inverse of rates quoted by the Bank of Canada for Canadian Dollars per U.S. $1.00. The average exchange rate is based on the average of the exchange rates on the last day of each month during such periods. The Noon Buying Rate on December 31, 2021 was U.S. $0.7888.

	Years Ended December 31,
	2021	2020	2019	2018	2017
Exchange rate at end of period	0.7888	0.7854	0.7699	0.7330	0.7971
Average exchange rate during period	0.7977	0.7455	0.7536	0.7718	0.7712
High exchange rate during period	0.8306	0.7863	0.7699	0.8138	0.8245
Low exchange rate during period	0.7727	0.6898	0.7353	0.7330	0.7276

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

Certain statements included in this annual report may constitute "forward-looking statements" within the meaning of the United States Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, references to business and technology strategies and measures to implement strategies, competitive strengths, goals, expansion and growth of business, operations and technology, future capital expenditures (including the amount and nature thereof), industry prospects and consumer behavior, plans and references to the future success of the Company and expectations regarding its future operating, financial and technological results. These forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform with the expectations and predictions of the Company is subject to a number of risks and uncertainties, including, but not limited to, risks related to the adverse impact of the COVID-19 pandemic; risks associated with investments and operations in foreign jurisdictions and any future international expansion, including those related to economic, political and regulatory policies of local governments and laws and policies of the United States and Canada; risks related to the Company’s growth and operations in China; the performance of IMAX DMR® films; the signing of theater system agreements; conditions, changes and developments in the commercial exhibition industry; risks related to currency fluctuations; the potential impact of increased competition in the markets within which the Company operates, including competitive actions by other companies; the failure to respond to change and advancements in digital technology; risks relating to consolidation among commercial exhibitors and studios; risks related to brand extensions and new business initiatives; conditions in the in-home and out-of-home entertainment industries; the opportunities (or lack thereof) that may be presented to and pursued by the Company; risks related to cyber-security and data privacy; risks related to the Company’s inability to protect its intellectual property; risks related to climate change; risks related to weather conditions and natural disasters that may disrupt or harm the Company’s business; risks related to the Company’s indebtedness and compliance with its debt agreements; general economic, market or business conditions; the failure to convert theater system backlog into revenue; changes in laws or regulations; any statements of belief and any statements of assumptions underlying any of the foregoing; other factors and risks outlined in the Company’s periodic filings with the United States Securities and Exchange Commission (the “SEC”); and other factors, many of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this annual report are qualified by these cautionary statements, and actual results or anticipated developments by the Company may not be realized, and even if substantially realized, may not have the expected consequences to, or effects on, the Company. The forward-looking statements herein are made only as of the date hereof and the Company undertakes no obligation to update publicly or otherwise revise any forward-looking statements, whether as a result of new information, future events or otherwise.

IMAX®, IMAX® Dome, IMAX® 3D, IMAX® 3D Dome, Experience It In IMAX®, The IMAX Experience®, An IMAX Experience®, An IMAX 3D Experience®, IMAX DMR®, DMR®, IMAX EnhancedTM, IMAX nXos® and Films to the Fullest® are trademarks and trade names of the Company or its subsidiaries that are registered or otherwise protected under laws of various jurisdictions.

PART I

Item 1.  Business

The Company is a Canadian corporation that was formed in March 1994 as a result of an amalgamation between WGIM Acquisition Corp. and the former IMAX Corporation (“Predecessor IMAX”). Predecessor IMAX was incorporated in 1967.

As of December 31, 2021, the Company indirectly owns 71.11% of IMAX China Holding, Inc. (“IMAX China”), whose shares trade on the Hong Kong Stock Exchange. IMAX China is a consolidated subsidiary of the Company.

GENERAL

IMAX is a premier global technology platform for entertainment and events. Through its proprietary software, theater architecture, patented intellectual property, and specialized equipment, IMAX offers a unique end-to-end solution to create superior, immersive content experiences for which the IMAX® brand is globally renowned. Top filmmakers, movie studios, artists, and creators utilize the cutting-edge visual and sound technology of IMAX to connect with audiences in innovative ways. As a result, IMAX is among the most important and successful global distribution platforms for domestic and international tentpole films and, increasingly, exclusive experiences ranging from live performances to interactive events with leading artists and creators.

The Company leverages its proprietary technology and engineering in all aspects of its business, which principally consists of the digital remastering of films and other content into the IMAX format (“IMAX DMR”®) and the sale or lease of premium IMAX theater systems (“IMAX Theater Systems”).

IMAX Theater Systems are based on proprietary and patented image, audio and other technology developed over the course of the Company’s history since its founding in 1968. The customers for IMAX Theater Systems are principally theater exhibitors that operate commercial multiplex theaters, and, to a much lesser extent, museums, science centers and destination entertainment sites. The Company generally does not own the theaters in the IMAX network, and is not an exhibitor, but instead sells or leases the IMAX Theater System to the exhibitor along with a license to use its trademarks.

As of December 31, 2021, there were 1,683 IMAX Theater Systems operating in 87 countries and territories, including 1,599 commercial multiplexes, 12 commercial destinations, and 72 institutional locations. This compares to 1,650 IMAX Theater Systems operating in 84 countries and territories as of December 31, 2020 including 1,562 commercial multiplexes, 12 commercial destinations, and 76 institutional locations. (See the table below under “Marketing and Customers” for additional information on the composition of the IMAX network.)

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

In addition, certain movies shown in IMAX theaters are filmed using proprietary IMAX film cameras or IMAX certified digital cameras, which offer filmmakers customized guidance and a workflow process to provide further enhanced and differentiated image quality and an IMAX-exclusive film aspect ratio that delivers up to 26% more image onto a standard IMAX movie screen. In select IMAX theaters worldwide, movies filmed with IMAX cameras have an IMAX-exclusive 1.43 film aspect ratio, with up to 67% more image.

Together, these components cause audiences in IMAX theaters to feel as if they are a part of the on-screen action, creating a more intense, immersive, and exciting experience than a traditional theater.

As a result of the engineering and scientific achievements that are a hallmark of The IMAX Experience®, the Company’s exhibitor customers typically charge a premium for IMAX films over films exhibited in their other auditoriums. The premium pricing, combined with the higher attendance levels associated with IMAX films, generates incremental box office for the Company’s exhibitor customers and for the movie studios releasing their films to the IMAX network. The incremental box office generated by IMAX films has helped establish IMAX as a key premium distribution and marketing platform for Hollywood blockbuster films and foreign local language movie studios.

As a premier global technology platform for entertainment and events, the Company strives to remain at the forefront of advancements in cinema technology. The Company offers a suite of IMAX Laser Theater Systems, which deliver increased resolution, sharper and brighter images, deeper contrast and the widest range of colors available to filmmakers today. The Company further believes that its suite of IMAX Laser Theater Systems are helping facilitate the next major renewal and upgrade cycle for the global IMAX network.

In addition, the Company continues to evolve its platform to bring new, innovative events and experiences to audiences worldwide. The Company has a connected IMAX theater footprint capable of delivering live, interactive content with low latency and superior sight and sound. As of December 31, 2021, 68 theaters in the IMAX network were configured to enable the streaming of live events with additional theaters expected to go-live throughout 2022.

IMPACT OF COVID-19 PANDEMIC

The impact of the COVID-19 pandemic is complex and continuously evolving, resulting in significant disruption to the Company’s business and the global economy. At various points during the pandemic, authorities around the world imposed measures intended to control the spread of COVID-19, including stay-at-home orders and restrictions on large public gatherings, which caused movie theaters in countries around the world to temporarily close, including the IMAX theaters in those countries. As a result of these theater closures, movie studios postponed the theatrical release of most films originally scheduled for release in 2020 and early 2021, including many of the films scheduled to be shown in IMAX theaters, while several other films were released directly or concurrently to streaming platforms. Beginning in the third quarter of 2020, stay-at-home orders and capacity restrictions were lifted in many key markets and movie theaters throughout the IMAX network gradually reopened. However, following the emergence of the Omicron variant and the rise of COVID-19 cases in late 2021 and early 2022, some governments reinstituted capacity restrictions and safety protocols on large public gatherings, leading to the temporary closure of theaters or the imposition of capacity restrictions in certain markets. As of December 31, 2021, 95% of the theaters in the global IMAX commercial multiplex network were open at various capacities. For additional information regarding the impact of the COVID-19 pandemic on the Company’s business, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Impact of COVID-19 Pandemic” and Note 2 of Notes to Consolidated Financial Statements in Part II, Item 8.

(See “Risk Factors – The Company has experienced a significant decrease in its revenues, earnings and cash flows due to the COVID-19 pandemic and its business, financial condition and results of operations may continue to be significantly harmed in future reporting periods” in Part I, Item 1A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Impact of COVID-19 Pandemic” and Note 2 of Notes to Consolidated Financial Statements in Part II, Item 8.)

IMAX NETWORK

The Company believes the IMAX network is one of the most extensive premium networks in the world with 1,683 IMAX Theater Systems operating in 87 countries and territories, including 1,599 commercial multiplexes, 12 commercial destinations and 72 institutional locations as of December 31, 2021. (See the table below under “IMAX Network and Backlog” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, for additional information on the composition of the IMAX network.)

The Company currently believes that over time its commercial multiplex network could grow to approximately 3,318 IMAX theaters worldwide from the 1,599 operating as of December 31, 2021. The Company believes that the majority of its future growth will come from international markets. As of December 31, 2021, 74% of IMAX Theater Systems in operation were located within international markets (defined as all countries other than the United States and Canada), compared to 73% as of December 31, 2020. Accordingly, the box office results and revenues derived from international markets continue to exceed those derived from the United States and Canada. Risks associated with the Company’s international business are outlined in “Risk Factors – The Company conducts business internationally, which exposes it to uncertainties and risks that could negatively affect its operations, sales and future growth prospects” in Part I, Item 1A.

Greater China is the Company’s largest market, measured by revenues, with approximately 44% and 38% of consolidated revenues generated from its Greater China operations in the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, the Company had 783 theaters operating in Greater China and an additional 215 theaters in backlog. The Company’s backlog in Greater China represents 44% of its total current backlog, including upgrades in system type. The Company’s largest single international partnership is in China with Wanda Film (“Wanda”). As of December 31, 2021, through the Company’s partnership with Wanda, there are 369 IMAX Theater Systems operational in Greater China, of which 355 are under the parties’ joint revenue sharing arrangement.

(See “Risk Factors – The Company faces risks in connection with its significant presence in China and the continued expansion of its business there”, “Risk Factors – General political, social and economic conditions can affect the Company’s business by reducing both revenues generated from existing IMAX Theater Systems and the demand for new IMAX Theater Systems”, and “Risk Factors – The Company may not convert all of its backlog into revenue and cash flows” in Part I, Item 1A.)

(See “Risk Factors – The Company has experienced a significant decrease in its revenues, earnings and cash flows due to the COVID-19 pandemic and its business, financial condition and results of operations may continue to be significantly harmed in future reporting periods” in Part I, Item 1A.)

PRINCIPAL PRODUCTS AND SERVICES

The Company believes it is the world’s largest designer and manufacturer of specialty premium projection and sound system components for large-format theaters around the world, and it is also a significant distributor of large-format films. IMAX Theater Systems include specialized IMAX projectors, advanced sound systems and specialty screens.

The Company’s principal products and services are as follows:

•	IMAX DMR – The digital remastering of films and other content into IMAX formats for distribution to the IMAX network.

•	IMAX Theater Systems – The sale or lease of premium IMAX Theater Systems to exhibitor customers.

•	IMAX Maintenance – The provision of preventative and emergency maintenance services to the IMAX network.

•

Film Distribution and Post-Production – The distribution of large-format documentary films, primarily to institutional theaters, and, increasingly, the distribution of exclusive experiences ranging from live performances to interactive events with leading artists and creators, as well as the provision of film post-production services.

•

New Business Initiatives and Other – Activities principally related to the expansion of the IMAX brand across new lines of business and new initiatives that are in the development and/or start-up phases. Other activities include after-market sales of IMAX Theater System parts and 3D glasses.

These product lines do not fully reflect the nature and sources of revenue, or the manner in which management reviews financial information. The Company’s segment information is provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 21 of Notes to Consolidated Financial Statements in Part II, Item 8.

IMAX DMR

IMAX DMR is a proprietary technology that digitally remasters films into IMAX formats. IMAX DMR digitally enhances the image resolution of films for projection on IMAX screens while maintaining or enhancing the visual clarity and sound quality to levels for which The IMAX Experience is known. In addition, the original soundtrack of a film to be exhibited in IMAX theaters is remastered for IMAX digital sound systems. Unlike the soundtracks played in conventional theaters, IMAX remastered soundtracks are uncompressed and full fidelity. IMAX sound systems use proprietary loudspeaker systems and proprietary surround sound configurations that ensure every theater seat is in an optimal listening position.

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

IMAX films also benefit from enhancements made by individual filmmakers exclusively for the IMAX release of the film. Collectively, the Company refers to these enhancements as “IMAX DNA”. Filmmakers and movie studios have sought IMAX-specific enhancements in recent years to generate interest in and excitement for their films. Such enhancements include shooting films with IMAX cameras to increase the audience’s immersion in the film and to take advantage of the unique dimensions of the IMAX screen by projecting the film in a larger aspect ratio that delivers up to 26% more image onto a standard IMAX movie screen. In select IMAX theaters worldwide, movies filmed with IMAX cameras have an IMAX-exclusive 1.43 film aspect ratio, with up to 67% more image.

In 2021, 63 IMAX films were released to the Company’s global theater network, including films such as Spider-Man: No Way Home, No Time to Die, Dune, F9, The Battle at Lake Changjin, Detective Chinatown 3, Godzilla vs. Kong, Shang-Chi and the Legend of the Ten Rings, The Eternals, and Black Widow. The films released in 2021 include 10 with IMAX DNA and 32 local language films released in China (21), Japan (9), Russia (1) and South Korea (1). In 2020, 31 IMAX films were released to the Company’s global theater network, including five with IMAX DNA, and 17 local language films released in China (10), Russia (3), Japan (3), and South Korea (1). In 2019, 60 IMAX films were released to the Company’s global theater network, including six with IMAX DNA, and 18 local language films released in China (14), Japan (1), South Korea (1), India (1) and Russia (1).

Management believes that growth in international box office remains an important driver of growth for the Company. To support continued growth in international markets, the Company has sought to bolster its international film strategy, supplementing its slate of Hollywood films with appealing local language IMAX films released in select markets, particularly in China. The Company expects to announce additional local language IMAX films to be released to its global theater network in 2022.

To date, in 2022, eight titles have been released to the global IMAX theater network, including one released in connection with a live performance/interactive event, and the Company has announced the following 18 titles to be released later in 2022:

Scheduled
Title	Studio	Release Date(1)	IMAX DNA
The Batman	Warner Bros. Pictures	March 2022	None
Notre-Dame Brûle	Pathe	March 2022	Filmed in IMAX
Morbius	Sony Pictures	April 2022	None
Ambulance	Universal Pictures	April 2022	None
Fantastic Beasts: The Secrets of Dumbledore	Warner Bros. Pictures	April 2022	TBD
Doctor Strange In The Multiverse of Madness	Walt Disney Studios	May 2022	Filmed in IMAX
Top Gun: Maverick	Paramount Pictures	May 2022	Filmed in IMAX
Jurassic World: Dominion	Universal Pictures	June 2022	None
Lightyear	Walt Disney Studios	June 2022	Expanded Aspect Ratio
Minions: The Rise Of Gru	Universal Pictures	July 2022	None
Thor: Love & Thunder	Walt Disney Studios	July 2022	Filmed in IMAX
Nope	Universal Pictures	July 2022	Filmed in IMAX
Black Adam	Warner Bros. Pictures	July 2022	TBD
Spider-Man: Into the Spiderverse Sequel	Sony Pictures	October 2022	TBD
The Flash	Warner Bros. Pictures	November 2022	TBD
Black Panther 2: Wakanda Forever	Walt Disney Studios	November 2022	TBD
Creed 3	MGM	November 2022	Filmed in IMAX
Avatar 2	Walt Disney Studios	December 2022	TBD

(1)

The scheduled release dates in the table above are subject to change, including as a result of the impact of the COVID-19 pandemic, may vary by territory, and may not reflect the date(s) of limited premiere events. See “Risk Factors – The Company has experienced a significant decrease in its revenues, earnings and cash flows due to the COVID-19 pandemic and its business, financial condition and results of operations may continue to be significantly harmed in future reporting periods” in Part I, Item 1A.

The Company remains in active negotiations with all major Hollywood studios for additional films to fill out its short and long-term film slate for the IMAX network.

IMAX Theater Systems

The Company’s primary products are its various digital projection systems, which are either sold or leased to exhibitor customers along with a license for the use of the globally recognized IMAX brand. The Company’s digital projection systems include a projector that offers superior image quality and stability and a digital theater control system; a digital audio system delivering up to 12,000 watts of sound; a screen with a proprietary coating technology, and, in certain situations, 3D glasses cleaning equipment. IMAX’s digital projection systems also operate without the need for analog film prints. The Company’s digital projection systems provide a premium and differentiated experience to moviegoers that is consistent with what they have come to expect from the IMAX brand, while providing exhibitor customers with the compelling economics and flexibility that digital technology affords.

As part of the arrangement to sell or lease an IMAX Theater System, the Company provides extensive advice on theater planning and design, and supervision of installation services. The terms of each sale or lease arrangement vary according to the configuration of the IMAX Theater System, as well as the cinema and film distribution markets relevant to the geographic location of the customer.

Revenue from the sale or lease of an IMAX Theater System may be recognized at a different time from when cash is collected from the exhibitor customer. (See “Critical Accounting Policies and Estimates” in Part II, Item 7 and Note 20 of Notes to Consolidated Financial Statements in Part II, Item 8 for further discussion on the Company’s revenue recognition policies.)

The following table presents the number of IMAX Theater Systems that are open and in backlog, by configuration, as of December 31, 2021 and 2020:

	December 31, 2021			December 31, 2020
	Theater			Theater
	Network	New	Upgrade	Network	New	Upgrade
	Base	Backlog	Backlog	Base	Backlog	Backlog
IMAX Laser Theater Systems	271	158	92	226	157	97
IMAX Xenon Theater Systems	1,372	239	—	1,377	273	—
IMAX Film Theater Systems	40	—	—	47	—	—
Total	1,683	397	92	1,650	430	97

IMAX Laser Theater Systems

In 2014, the Company introduced its first laser-based digital projection system. Since then, the Company has continued research and development aimed at creating more affordable laser-based solutions with various screen sizes for its commercial multiplex customers. Beginning in late-2021, the Company began offering an additional laser-based theater system product to provide a broader array of customers with an opportunity to replace and upgrade IMAX Xenon Theater Systems. The Company believes that IMAX Laser Theater Systems present greater brightness and clarity, higher contrast, a wider color gamut and deeper blacks, consume less power and last longer than other digital projection technologies, and are capable of illuminating the largest screens in the IMAX network.

IMAX Xenon Theater Systems

In 2008, the Company introduced its digital IMAX Xenon Theater System. Prior to 2008, all of the IMAX Theater Systems offered by the Company were film-based and required analog film prints. The Company believes that IMAX Xenon Theater Systems deliver higher quality imagery when compared with IMAX Film Theater Systems.

IMAX Film Theater Systems

IMAX Film Theater Systems include various configurations, including 2D and 3D systems, and screen sizes. Following the introduction of the digital IMAX Xenon Theater System in 2008, the number of IMAX Film Theater Systems in the IMAX network has decreased significantly.

The following table provides information about the Company’s theater system backlog as of December 31, 2021 and 2020:

	December 31, 2021								December 31, 2020
	Number of				Dollar Value				Number of				Dollar Value
	Systems				(in thousands)				Systems				(in thousands)
	New		Upgrade		New		Upgrade		New		Upgrade		New		Upgrade
Sales and sales-type lease arrangements	163		10		$190,280		$11,532		175		10		$200,296		$13,135
Hybrid joint revenue sharing arrangements	126		6		91,704		4,785		140		7		99,911		5,560
Traditional joint revenue sharing arrangements	108	(1)	76	(1)	200	(2)	5,500	(2)	115	(1)	80	(1)	200	(2)	5,500	(2)
	397		92		$282,184		$21,817		430		97		$300,407		$24,195

(1)	Includes 44 IMAX Theater Systems (2020 ― 46) where the customer has the option to convert from a joint revenue sharing arrangement to a sales arrangement.
(2)

The consideration owed under joint revenue sharing arrangements, which are accounted for as leases, is typically contingent on the box office receipts earned by the exhibitor. Accordingly, such arrangements do not usually have a dollar value in backlog; however, certain joint revenue sharing arrangements provide for contracted upfront payments and therefore carry a backlog value based on those payments.

The number of IMAX Theater Systems in backlog reflects the minimum number of commitments under signed contracts. The dollar value fluctuates depending on the number of new arrangements signed from year-to-year, which adds to backlog, and the installation and acceptance of IMAX Theater Systems and the settlement of contracts, both of which reduce backlog. The dollar value of backlog typically represents the fixed contracted revenue under signed IMAX Theater System sale and lease agreements that the Company expects to recognize as revenue upon installation and acceptance of the associated system, as well as an estimate of variable consideration in sales arrangements. The value of backlog does not include amounts allocated to maintenance and extended warranty revenues or revenue from theaters in which the Company has an equity interest, operating leases, and long-term conditional theater commitments. The Company believes that the contractual obligations for IMAX Theater System installations that are listed in backlog are valid and binding commitments.

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

Certain of the Company’s contracts contain options for the customer to elect to upgrade system type during the term or to alter the contract structure (for example, from a joint revenue sharing arrangement to a sale) after signing, but before installation. Current backlog information reflects all known elections.

IMAX Maintenance

IMAX Theater System arrangements also include a requirement for the Company to provide maintenance services over the life of the arrangement in exchange for an extended warranty and annual maintenance fee paid by the theater owner or operator. Under these arrangements, the Company provides preventative and emergency maintenance services to ensure that each presentation is up to the highest IMAX quality standard. Annual maintenance fees are paid throughout the duration of the term of the theater agreements. (See “Maintenance and Extended Warranty Services” below.)

Film Distribution and Post-Production

Through its Film Distribution segment, the Company distributes large-format documentary films, primarily to institutional theaters. The Company receives as its distribution fee either a fixed amount or a fixed percentage of the theater box office receipts and following the recoupment of its costs, is typically entitled to receive an additional percentage of gross revenues as participation revenues.

The ownership rights to the films distributed by the Company may be held by the film’s sponsors, third-party film investors and/or the Company. As of December 31, 2021, the Company has distribution rights with respect to 53 films, which cover subjects such as space, wildlife, music, sports, history, and natural wonders.

In addition, the Company continues to evolve its platform to bring new, innovative events and experiences to audiences worldwide. The Company has a connected IMAX theater footprint capable of delivering live, interactive content with low latency and superior sight and sound. As of December 31, 2021, 68 theaters in the IMAX network were configured to enable the streaming of live events with additional theaters expected to go-live throughout 2022.

In the fourth quarter of 2021, the Company distributed a Kanye West and Drake concert to 35 IMAX theaters across the United States and Canada through a partnership with Amazon Music. In the fourth quarter of 2021, the Company also held special screenings of Joel Coen’s The Tragedy of Macbeth, including a live Q&A with Mr. Coen and actress Frances McDormand streamed from the IMAX theater in Lincoln Square, New York, and West Side Story, featuring a live Q&A with director Steven Spielberg and his cast, which was streamed from the IMAX theater of Century City, California. Also, in the first quarter of 2022, the Company partnered with Disney to hold a special screening of The Beatles: Get Back – The Rooftop Concert, featuring a live Q&A with director and producer Peter Jackson streaming to 68 IMAX theaters worldwide.

The Company continues to believe that the IMAX network serves as a valuable platform to launch and distribute original content.

Through its Film Post-Production segment, the Company provides film post-production and quality control services for large-format films, whether produced by IMAX or third parties, and digital post-production services.

New Business Initiatives

The New Business Initiatives segment includes activities related to the expansion of the IMAX brand across new lines of business and initiatives, which seek to leverage the Company’s proprietary, innovative technologies, its leadership position in the entertainment technology space, its unique relationship with content creators, and its brand.

In September 2018, the Company launched IMAX EnhancedTM, a new initiative to bring The IMAX Experience into the home, in partnership with audio leader DTS (an Xperi subsidiary). IMAX Enhanced provides end-to-end premium technology across streaming content and best-in-class entertainment devices, offering consumers high-fidelity playback of image and sound in the home and beyond, including the following features:

•	IMAX’s expanded aspect ratio, which is available on select titles and streaming platforms, including Disney+ and features the full scale and scope of The IMAX Experience as the filmmakers intended;
•	IMAX’s proprietary remastering technology, which produces a more vivid, higher-fidelity 4K HDR images on today’s best televisions; and
•	IMAX signature sound, which is specially recreated and calibrated for the home by DTS to unlock more immersive audio.

To be certified as IMAX Enhanced, leading consumer electronics manufacturers spanning 4K/8K televisions, projectors, A/V receivers, loudspeakers, soundbars and smartphones must meet a carefully prescribed set of audiovisual performance standards, set by a certification committee of IMAX and DTS engineers, along with some of Hollywood’s leading technical specialists.

At present, certified global device partners include Sony Electronics, Hisense, TCL, Phillips, Xiaomi, Sound United and Honor, among others. More than 150 IMAX Enhanced titles are now available across six of the biggest streaming platforms worldwide, including Disney+, Sony Bravia CORE, Tencent Video, iQiyi, Tsutaya TV and Rakuten TV.

The Company’s collaboration with Disney, which was announced in November 2021, allows fans to stream 14 Marvel titles in IMAX’s Expanded Aspect Ratio at home on Disney+. The 14 titles available on Disney+ include Shang-Chi and The Legend of The Ten Rings and Eternals, as well as Iron Man, Guardians of the Galaxy, Guardians of the Galaxy Vol. 2, Captain America: Civil War, Doctor Strange, Thor: Ragnarok, Black Panther, Avengers: Infinity War, Ant-Man and The Wasp, Captain Marvel, Avengers: Endgame, and Black Widow (content availability varies by region). The launch of IMAX Enhanced on Disney+ served as a focal point of Disney’s “Disney+ Day” two-year anniversary event, earning significant positive media coverage and providing strong brand exposure for IMAX by expanding the Company’s in-home entertainment footprint to more than 80 million subscribers.

IMAX Enhanced and the collaboration with Disney is part of the Company’s next evolutionary step to grow beyond Hollywood blockbusters and extend the IMAX brand and technology further into the streaming environment.

Other

The Company derives a small portion of its revenues from other sources including one owned and operated IMAX theater in Sacramento, California; a commercial arrangement with one theater resulting in the sharing of profits and losses; the provision of management services to three other theaters; renting its proprietary 2D and 3D large-format film and digital cameras to third-party production companies; and also offering production advice and technical assistance to both documentary and Hollywood filmmakers.

MARKETING AND CUSTOMERS

The Company markets IMAX Theater Systems through a direct sales force and marketing staff located in offices in Canada, the United States, Greater China, Europe, and Asia. In addition, the Company has agreements with consultants, business brokers and real estate professionals to locate potential customers and theater sites for the Company on a commission basis.

Commercial multiplex theaters are the largest part of the IMAX network, comprising 1,599 IMAX theaters, or 95%, of the 1,683 IMAX theaters in the IMAX network as of December 31, 2021. The Company’s institutional customers include science and natural history museums, zoos, aquaria, and other educational and cultural centers. The Company also sells or leases IMAX Theater Systems to commercial destinations such as theme parks, private home theaters, tourist destination sites, fairs and expositions. As of December 31, 2021, approximately 74% of all open IMAX theaters were in locations outside of the United States and Canada.

The following table provides detailed information about the IMAX network by theater type and geographic location as of December 31, 2021 and 2020:

	December 31, 2021				December 31, 2020
	Commercial Multiplex	Commercial Destination	Institutional	Total	Commercial Multiplex	Commercial Destination	Institutional	Total
United States	363	4	27	394	367	4	30	401
Canada	39	1	7	47	39	1	7	47
Greater China(1)	768	—	15	783	729	—	16	745
Western Europe	116	4	8	128	115	4	8	127
Asia (excluding Greater China)	122	2	2	126	123	2	2	127
Russia & the CIS	70	—	—	70	68	—	—	68
Latin America(2)	51	1	11	63	51	1	11	63
Rest of the World	70	—	2	72	70	—	2	72
Total(3)	1,599	12	72	1,683	1,562	12	76	1,650

(1)	Greater China includes China, Hong Kong, Taiwan, and Macau.
(2)	Latin America includes South America, Central America, and Mexico.
(3)	Period-to-period changes in the table above are reported net of the effect of permanently closed theaters.

(For information on revenue breakdown by geographic area, see Note 21 of Notes to Consolidated Financial Statements in Part II, Item 8. See “Risk Factors – The Company conducts business internationally, which exposes it to uncertainties and risks that could negatively affect its operations, sales and future growth prospects” and “Risk Factors – The Company faces risks in connection with its significant presence in China and the continued expansion of its business there” in Item 1A. As of December 31, 2021, the Company’s largest customer, Wanda, is based in China and represents 22% of the Company’s network of theaters, 4% of the Company’s theater system backlog and 10% of its revenues. As of December 31, 2020, Wanda and AMC, which was then controlled by Wanda, represented 35% of the Company’s network of theaters, 19% of the Company’s theater backlog and 16% of its revenue. Wanda sold its controlling interest in AMC in 2021.)

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

The Company may continue to face competition in the future from companies in the entertainment industry with new technologies and/or substantially greater capital resources to develop and support them. The Company also faces in-home competition from a number of alternative motion picture distribution channels such as subscription streaming services, transactional video-on-demand (both rentals and sales), advertiser-supported video-on-demand, pay-per-view, internet, and broadcast and cable television. During the COVID-19 pandemic, when theaters were closed in many global markets, certain movie studios released several high-profile films directly or concurrently to streaming platforms rather than exclusively to theaters within the traditional theatrical release window. While there can be no assurances whether or when this practice will end once the effects of the COVID-19 pandemic fully recede, several Hollywood studios have recently reiterated their commitment to maintaining exclusive theatrical release windows. The Company further competes for the public’s leisure time and disposable income with other forms of entertainment, including gaming, sporting events, concerts, live theater, social media and restaurants.

The Company believes that its competitive strengths include the value of the IMAX brand name, the premium IMAX consumer experience, the design, quality and historic reliability rate of IMAX Theater Systems (including the quality of the sound system components included with an IMAX Theater System), the return on investment of an IMAX Theater System for exhibitors, the number and quality of IMAX films that it distributes, the relationships the Company maintains with prominent Hollywood and international filmmakers and other content creators (a number of whom desire to film their movies and events with IMAX cameras), the availability of Hollywood and international event films to IMAX theaters through IMAX DMR technology, the availability of unique and innovative events and experiences such as distributed concerts, special theatrical screenings, and live Q&A sessions with top content creators, consumer loyalty and the level of the Company’s service and maintenance and extended warranty efforts. The Company believes that its laser-based projection systems further increase the technological superiority of the consumer experience it delivers. As a result, the Company believes that virtually all of the best performing premium theaters in the world are IMAX theaters.

Exhibitor Consolidation

The Company’s primary customers are commercial multiplex exhibitors. The commercial exhibition industry has undergone significant consolidation, including AMC Entertainment Holdings Inc.’s (“AMC”) acquisition of Carmike Cinemas and Odeon & UCI Cinemas Group (“Odeon”), which includes Nordic Cinema Group (“Nordic”), in 2016. In recent years, the commercial exhibition industry has continued to consolidate, as evidenced by Cineworld Group’s acquisition of Regal Entertainment Group (“Regal”) in 2018.

The Company believes that the consolidation of the commercial exhibition industry has helped facilitate the growth of the IMAX network. The Company has historically enjoyed strong relationships with large commercial exhibitor chains, which have greater capital to purchase, lease or otherwise acquire IMAX Theater Systems. As larger commercial chains such as AMC have purchased smaller chains, those smaller chains have in turn become part of the IMAX network. For instance, following AMC’s acquisition of Odeon and Nordic, the Company and AMC entered into an agreement for 25 new IMAX Theater Systems across the Odeon and Nordic network. The Company believes that continued consolidation could facilitate further signings and other strategic benefits going forward.

However, exhibitor consolidation has also resulted in individual exhibitor chains constituting a material portion of the Company’s revenue and network. Continued industry consolidation, as well as consolidation in the movie studio industry, may present risks to the Company. (See “Risk Factors – Consolidation among commercial exhibitors and studios reduces the breadth of the Company’s customer base, and could result in a narrower market for the Company’s products and reduced negotiating leverage. A deterioration in the Company’s relationship with key partners could materially and adversely affect the Company’s business, financial condition or results of operation. In addition, an adverse economic impact on a significant customer’s business operations could have a corresponding material adverse effect on the Company.” in Part I, Item 1A.)

THE IMAX BRAND

IMAX is a premier global technology platform for entertainment and events. The Company relies on its brand to communicate its leadership and singular goal of creating entertainment experiences that exceed all expectations. Top filmmakers, studios, and other content creators use the IMAX brand to message that a film will connect with audiences in unique and extraordinary ways. In 2020, IMAX launched the “Filmed in IMAX” program, a partnership with the world's leading camera manufacturers to meet filmmaker demand for The IMAX Experience. Through the program, IMAX will certify high-end, best-in-class digital cameras with leading brands including ARRI, Panavision, RED Digital Cinema and Sony to work in the IMAX format when paired with its proprietary post-production process.

The IMAX brand is a promise to deliver what today’s movie audiences crave — a memorable, more emotionally engaging, more thrilling and shareable experience. From 2015 to 2019, the Company commissioned leading third-party research firms to conduct multiple consumer research studies in eleven countries. The studies show that the IMAX brand has near universal awareness, creates a special experience for the audience, and is one of the most differentiated movie-going brands. On a standardized measure of brand equity, the IMAX brand ranged from two to 10 times more powerful than other entertainment technology brands. The Company believes that its strong brand equity supports consumers’ predisposition to choose IMAX over competing brands and to pay a premium for The IMAX Experience now and into the future.

RESEARCH AND DEVELOPMENT

The Company believes that it is a premier global technology platform for entertainment and events with significant proprietary expertise in digital and film-based projection and sound system component design, engineering, and imaging technology, particularly in laser-based technology. The Company rolled out its flagship laser-based projection system at the end of 2014, which is capable of illuminating the largest screens in the Company’s network. This laser-based projection system provides greater brightness and clarity, higher contrast, a wider color gamut and deeper blacks, while consuming less power and lasting longer than existing digital technology, to ensure that the Company continues to provide the highest quality, premier movie going experience available to consumers. Since then, the Company has continued research and development aimed at creating more affordable laser-based solutions with various screen sizes for its commercial multiplex customers. Beginning in late 2021, the Company began offering an additional laser-based theater system product to provide a broader array of customers with an opportunity to replace and upgrade IMAX Xenon Theater Systems.

The Company intends to continue research and development to further evolve its end-to-end technology. This includes bringing connectivity to the Company’s global theater network and experimenting with live and interactive events worldwide; developing new IMAX film cameras and certifying additional digital cameras; further improving its proprietary DMR process for the delivery of content for both theatrical and home entertainment; and further improving the reliability of its projectors, as well as enhancing the Company’s image and sound quality.

As of December 31, 2021, 34 of the Company’s employees were connected with research and development projects, as compared to 45 employees as of December 31, 2020.

MANUFACTURING AND SERVICE

Projector Component Manufacturing

The Company assembles IMAX Theater System projectors at its facility in Mississauga, Ontario, Canada (near Toronto). With few exceptions, the Company develops and designs all of the key elements of the proprietary technology involved in this component. Fabrication of a majority of parts and sub-assemblies is subcontracted to a group of carefully pre-qualified third-party suppliers. Manufacture and supply contracts are signed for the delivery of the component on an order-by-order basis. The Company believes its significant suppliers will continue to supply quality products in quantities sufficient to satisfy its needs. The Company inspects all parts and sub-assemblies, completes the final assembly, and then subjects the projector to comprehensive testing individually and as a system prior to shipment. Historically, these projectors, including both IMAX Laser Theater Systems and IMAX Xenon Theater Systems, have had reliability rates based on scheduled shows of approximately 99%.

Sound System Component Manufacturing

The Company develops, designs, and assembles the key elements of the theater sound system component. The standard IMAX theater sound system component consists of parts from a variety of sources, with approximately 50% of the materials of each sound system attributable to proprietary parts provided under original equipment manufacturers agreements with outside vendors. These proprietary parts include custom loudspeaker enclosures and horns, specialized amplifiers, and signal processing and control equipment. The Company inspects all parts and sub-assemblies, completes the final assembly and then subjects the sound system to comprehensive testing as a system.

Screen and Other Components

The Company purchases its screen component and glasses cleaning equipment from third parties. The standard screen system component consists of a projection screen manufactured to IMAX specifications and a frame to hang the projection screen. The proprietary glasses cleaning machine is a stand-alone unit that is connected to the theater’s water and electrical supply to automate the cleaning of 3D glasses.

Maintenance and Extended Warranty Services

The Company provides ongoing maintenance and extended warranty services to IMAX Theater Systems. These arrangements are usually for a separate fee, although the Company sometimes includes free service in the initial year of an arrangement. The maintenance and extended warranty arrangements include service, maintenance and replacement parts for IMAX Theater Systems.

To support the IMAX network, the Company has personnel stationed in major markets throughout the world who provide periodic and emergency maintenance and extended warranty services on existing IMAX Theater Systems. The Company provides various levels of maintenance and warranty services, which are priced accordingly. Under full-service programs, Company personnel typically visit each theater every six months to provide preventative maintenance, cleaning and inspection services and emergency visits to resolve problems and issues with the theater system. Under some arrangements, customers can elect to participate in a service partnership program whereby the Company trains a customer’s technician to carry out certain aspects of maintenance. Under such shared maintenance arrangements, the Company participates in certain of the customer’s maintenance checks each year, provides a specified number of emergency visits and provides spare parts, as necessary. For both IMAX Laser Theater Systems and IMAX Xenon Theater Systems, the Company provides pre-emptive maintenance, remote system monitoring and a network operations center that provides continuous access to product experts.

PATENTS AND TRADEMARKS

The Company’s inventions cover various aspects of its proprietary technology and many of these inventions are protected by Letters of Patent or applications filed throughout the world, most significantly in the United States, Canada, China, Belgium, Japan, France, Germany, and the United Kingdom. The subject matter covered by these patents and applications includes theater design and geometry, audio and display technology, mechanisms employed in projectors and projection equipment (including 3D projection equipment), stereoscopic (3D) imaging, digitally re-mastering 35mm films into large-format, dynamic range and contrast of projectors, seaming or superimposing images from multiple projectors, and other inventions relating to imaging technology, digital projectors and laser projection. Included in the Company’s patent portfolio are more than 40 patent and patent families acquired from The Eastman Kodak Company covering laser projection technology. The Company has been and will continue to be diligent in the protection of its proprietary interests.

As of December 31, 2021, the Company holds 107 patents, has 9 patents pending in the United States and has corresponding patents or filed applications in many countries throughout the world. While the Company considers its patents to be important to the overall conduct of its business, it does not consider any particular patent essential to its operations. Certain of the Company’s patents for improvements to the IMAX projection system components expire between 2022 and 2038.

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

HUMAN CAPITAL

The Company is a globally diverse brand with the mission to connect the world through extraordinary experiences that inspire us to reimagine what’s possible, together. The Company has the power to inspire, ignite and involve its teams, customers and partners across the 1,683 IMAX Theater Systems in its network to transcend the ordinary. However, the Company understands that these experiences are only made possible through its employees’ diverse range of unique abilities and perspectives and its ability to attract, retain, and engage a talented, inclusive and respected workforce.

The Company is committed to acquiring talent and developing internal talent to create a high-performing, diverse workforce. In order to achieve this objective, the Company offers competitive pay programs and benefits to its people globally. Please see “—Total Rewards” below for additional information regarding the Company’s compensation practices. The Company supports and develops its employees through a variety of training and development programs that build and strengthen leadership and professional skills, including an education reimbursement program, career development planning, and in-house learning opportunities that support its people as they grow in their careers. In addition, to promote a safe and inclusive environment for its employees, the Company provides specific annual compliance and trainings on cultivating respect in the workplace and harassment prevention.

The Company obtains and reviews employee feedback to monitor employee satisfaction and engagement on an annual basis. The most recent employee survey resulted in the participation of over 81% of the global workforce, and an engagement score 5 points higher than the cross-industry and cross-country benchmark provided by a third-party employee engagement platform, showcasing a highly engaged and dedicated workforce. The survey also provides management with insightful feedback to help build, drive, and measure the success of people initiatives in the future. Following this year’s survey, focus groups were conducted to engage employees further to help the Company plan and execute programs with respect to people initiatives by highlighting potential opportunities, such as increasing communication throughout the business, building supportive resources for the managers, and building programs to highlight career development opportunities.

As of December 31, 2021, the Company had 665 full-time employees, of whom 147 employees were based outside of North America.

Total Rewards

The Company continues to have a total rewards mindset that encompasses all that is provided to its employees in the form of financial and nonfinancial compensation, benefits, well-being, and growth opportunities. The goal of these total rewards programs is to provide employees with market competitive offerings, opportunities and experiences that evolve over time.

As the Company continues to evolve as an organization, it continues to modernize its total rewards programs to improve the employee experience and adequately reflect a diverse, multigenerational, and talented workforce.

The structure of the Company’s total rewards programs balances base compensation, incentive compensation for both short-term and long-term performance and a focus on total well-being. In addition:

•

The Company’s comprehensive benefit program is a valuable piece of the Company’s total rewards package. All active, full-time employees are eligible to participate in the Company’s benefit program, which includes medical, dental and vision coverage for employees and their families; provides income protection should employees become disabled and/or unable to work; and offers life and accidental death and dismemberment insurance. The Company provides parental leaves to all new parents for birth, adoption, or foster placement. The Company also maintains additional benefit programs to support the financial, mental, and physical well-being of its employees.

•

The Company’s employee salaries and wages are competitive and consistent with employee positions, performance, skill levels, experience, knowledge and geographic location. Many employees are also eligible to receive long-term equity-based incentive compensation, which aligns the interests of the Company’s employees with that of its shareholders.

•

The Company partners with multiple external industry experts to support and independently evaluate its total rewards programs. Job function relative to salaries and wages are evaluated and benchmarked annually. The Company receives advice from such experts relating to global benefits offerings and employee compensation to ensure alignment with its peers within the industry.

Diversity, Equity, and Inclusion

The Company believes that a culture of diversity and inclusion is a competitive advantage that fuels innovation and strengthens a company’s reputation. The Company is committed to Diversity, Equity, and Inclusion (“DE&I”), and its culture is defined by its core values of Inspire, Ignite, and Involve. The Company’s focus with respect to DE&I is to attract, retain, and engage a talented, inclusive and respected workforce. As a part of its ongoing commitment to expanding its diverse and inclusive workforce, the Company has assembled a DE&I council of employees across levels, tenures and demographic backgrounds to assist the Company in executing the four key pillars of its global DE&I strategy, which includes the following objectives:

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

In 2021, the DE&I council hosted multiple Company-wide events and launched educational awareness campaigns that represent, support and spark dialogue among the diverse communities that make up IMAX’s workforce. As of December 31, 2021, women represented approximately 36% of the Company’s global workforce. The Company currently has one female director on the Board of Directors (13%) and five female members on the Company’s management team of 17 (29%). Moreover, four members of the Company’s management team identify as ethnically diverse (24%).

Employee Health and Safety

Recognizing the various employee health and safety risks associated with the delivery of the world’s most immersive movie-going experience, the Company has implemented a global program for workplace safety that ensures it has the necessary controls in place to keep its employees and visitors safe.

Employee health and safety is one of the Company’s top priorities. Risks to the health and safety of the Company’s employees are present in day-to-day office work, building renovation, manufacturing, logistics, training, testing, research and development, and during the designing, installation and service of the Company’s theaters around the world. Every employee at each IMAX location, workplace, business unit and department is responsible for participating in workplace safety planning activities and managers are responsible for employee health and safety program implementation for their business function. This effort is supported by a cross-functional Health and Safety team dedicated to employee health and safety and business continuity.

This continuous focus on and commitment to the health and safety of the Company’s employees has remained central to the Company’s continued response to COVID-19. Specifically, the Company:

•	instituted a cross-functional Pandemic Response team to support decision making and implementation of COVID-19 response programs;
•	adopted mandatory vaccination policies in its facilities in the United States and Canada;
•	supported a virtual workplace and scheduling flexibility to provide a safe working environment;
•	developed an illness reporting process to encourage those who were ill to stay home and focus on their health;
•

increased communication with the introduction of a dedicated resource page on its intranet for information related to the understanding of COVID-19, local resources, and access to mental well-being support; and

•	as work locations reopened, the Company took the following actions in accordance with health guidance of applicable jurisdictions:
o	increased cleaning protocol;
o	upgraded air filtration and ventilation systems;
o	provided access to personal protective equipment;
o	mandated daily health screenings;
o	required social distancing and implemented flow of traffic requirements in the building; and
o	modified workspaces to allow for social distancing and plexiglass protections where necessary.

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

RISKS RELATED TO THE COMPANY’S BUSINESS AND OPERATIONS

The Company has experienced a significant decrease in its revenues, earnings, and cash flows due to the COVID-19 pandemic and its business, financial condition and results of operations may continue to be significantly harmed in future reporting periods.

The impact of the COVID-19 pandemic is complex and continuously evolving, resulting in significant disruption to the Company’s business and the global economy. At various points during the pandemic, authorities around the world imposed measures intended to control the spread of COVID-19, including stay-at-home orders and restrictions on large public gatherings, which caused movie theaters in countries around the world to temporarily close, including the IMAX theaters in those countries. As a result of these theater closures, movie studios postponed the theatrical release of most films originally scheduled for release in 2020 and early 2021, including many scheduled to be shown in IMAX theaters, while several other films were released directly or concurrently to streaming platforms. Beginning in the third quarter of 2020, stay-at-home orders and capacity restrictions were lifted in many key markets and movie theaters throughout the IMAX network gradually reopened. However, following the emergence of the Omicron variant and the rise of COVID-19 cases in late 2021 and early 2022, some governments reinstituted capacity restrictions and safety protocols on large public gatherings, leading to the temporary closure of theaters or the imposition of capacity restrictions in certain markets. As such, there is no assurance that movie theaters will remain open if there is a continued rise of or resurgence in COVID-19 cases in certain jurisdictions. As of December 31, 2021, 95% of the theaters in the global IMAX commercial multiplex network were open at various capacities, spanning 75 countries. This included 99% of Domestic theaters (i.e., in the United States and Canada), 95% of the theaters in Greater China and 91% of the theaters in Rest of World markets.

The COVID-19 pandemic resulted in significantly lower levels of revenues, earnings, and operating cash flows for the Company during 2020 and, to a lesser extent, during 2021, when compared to periods prior to the onset of the pandemic, as gross box office (“GBO”) results from theaters in the IMAX network declined, the installation of certain theater systems was delayed, and maintenance fees were generally not recognized for theaters that were closed or operating with reduced capacities. Given the uncertainty around when movie-going will return to historical levels, there is no guarantee that the effects of the COVID-19 pandemic will end even after theaters are reopened. The timing and extent of a recovery of consumer behavior and willingness to spend discretionary income on movie-going may delay the Company’s ability to generate significant revenue from GBO generated by its exhibitor customers until consumer behavior normalizes and consumer spending recovers.

In 2020 and 2021, the Company applied for and received wage subsidies, tax credits and other financial support under COVID-19 relief legislation that has been enacted in the countries in which it operates. There are no guarantees that the Company will apply for or receive such benefits in the future or that the Company will receive any additional material financial support through these or other programs that may be created, expanded, or implemented by governments in the countries in which the Company operates.

As a result of the financial difficulties faced by certain of the Company’s exhibition customers arising out of pandemic-related theater closures, the Company has experienced and may continue to experience delays in collecting payments due under existing theater sale or lease arrangements. In response, beginning in the second quarter of 2020 through the fourth quarter of 2021, the Company provided temporary relief to certain exhibitor customers by waiving or reducing maintenance fees during periods when theaters were closed or operating with reduced capacities and, in certain situations, by providing extended payment terms on annual minimum payment obligations in exchange for a corresponding or longer extension of the term of the underlying sale or lease arrangement. However, certain of the Company’s exhibitor partners that had reopened theaters have temporarily suspended operations of their theater network in certain jurisdictions and other exhibitor partners have reduced their theaters’ operating hours, which may exacerbate existing financial difficulties. The Company’s exhibitor partners may continue to experience operational and/or financial difficulties if the COVID-19 pandemic continues or consumers change their behavior and consumption patterns in response to the prolonged suspension of movie-going, or for other reasons, which would further increase the risks associated with payments due under existing agreements with the Company. The ability of such partners to make payments cannot be guaranteed and is subject to changing economic circumstances. Further, the Company has had to delay certain theater system installations from backlog and may be required to further delay or cancel such installations in the future. As a result, the Company’s future revenues and cash flows may be adversely affected.

Given the dynamic nature of the circumstances, while the Company has been negatively impacted as of the date of filing of this report, it is difficult to predict the full extent of the adverse impact of the COVID-19 pandemic on the Company’s financial condition, liquidity, business and results of operations in future reporting periods. The extent and duration of such impact on the Company will depend on future developments, including, but not limited to, the duration and scope of the pandemic, the emergence, spread and severity of variants of the virus, the progress made on administering vaccines and developing treatment and the effectiveness of such vaccines and treatments, the progress towards the resumption of normal operations of movie theaters worldwide and their return to historical levels of attendance, the timing of when new films are released, consumer behavior, the solvency of the Company’s exhibitor partners, their ability to make timely payments, any potential construction or installation delays involving our exhibitor partners, the continuing impact of the pandemic on global economic conditions and ongoing government responses to the pandemic. Such events are highly uncertain and cannot be accurately forecast. Moreover, there can be no guarantees that the Company’s liquidity needs will not increase materially as the COVID-19 pandemic continues. In addition, liquidity needs as well as other changes to the Company’s business and operations may impact the Company’s ability to maintain compliance with certain covenants under the Company’s credit agreement with Wells Fargo Bank (see Note 14 of Notes to Consolidated Financial Statements in Part II, Item 8). The Company may also be subject to impairment losses based on long-term estimated projections. These estimates and the likelihood of future changes in these estimates depend on a number of underlying variables and a range of possible outcomes. Actual results may differ materially from management’s estimates, especially due to the uncertainties associated with the COVID-19 pandemic. If business conditions deteriorate further, or should they remain depressed for a more prolonged period of time, management’s estimates of operating results and future cash flows for reporting units may be insufficient to support the goodwill assigned to them, thus requiring impairment charges. Estimates related to future expected credit losses and deferred tax assets, as well as the recoverability of equipment supporting joint revenue sharing arrangements and the realization of variable consideration assets, could also be materially impacted by changes in estimates in the future.

The COVID-19 pandemic and public health measures implemented to contain it may also have the effect of heightening many of the other risks described in this Form 10-K, including, but not limited to, risks relating to harm to the Company’s key personnel, diverting management’s resources and time to addressing the impacts of COVID-19, which may negatively affect the Company’s ability to implement its business plan and pursue certain opportunities, potential impairments, the effectiveness of the Company’s internal control of financial reporting, cybersecurity and data privacy risks due to employees working from home, and risks of increased indebtedness under the Company’s revolving credit facility with Wells Fargo Bank, including the Company’s ability to seek waivers of covenants or to refinance any of the Company’s borrowings, among others (see Note 14 of Notes to Consolidated Financial Statements in Part II, Item 8). The longer the COVID-19 pandemic and associated protective measures persist, the more severe the extent of the adverse impact of the pandemic on the Company is likely to be.

General political, social and economic conditions can affect the Company’s business by reducing both revenues generated from existing IMAX Theater Systems and the demand for new IMAX Theater Systems.

The Company’s success depends in part on general political, social and economic conditions and the willingness of consumers to purchase tickets to IMAX movies. If movie-going becomes less popular globally, the Company’s business could be adversely affected, especially if such a decline occurs in Greater China. In addition, the Company’s operations could be adversely affected if consumers' discretionary income globally or in a particular geography falls as a result of an economic downturn resulting from the COVID-19 pandemic or otherwise, as a result of increased inflation, or for any other reason. Such adverse impact on consumer’s discretionary income could result in a shift in consumer demand away from movie-going. In recent years, the majority of the Company’s revenue has been directly derived from the box office results of its exhibitor partners. Accordingly, a decline in attendance at commercial IMAX theaters could materially and adversely affect several sources of key revenue streams for the Company.

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

The success of the IMAX network is directly related to the availability and success of IMAX DMR films, and other films released to the IMAX network, as well as the continued purchase or lease of IMAX Theater Systems and other support by movie exhibitors, for which there can be no guarantee.

An important factor affecting the growth and success of the IMAX network is the availability and strategic selection of films for IMAX theaters and the box office performance of such films. The Company itself produces only a small number of such films and, as a result, the Company relies principally on films produced by third-party filmmakers and studios, including both Hollywood and local language features converted into the Company’s format. In 2021, 63 IMAX films were released to the Company’s global theater network. There is no guarantee that filmmakers and studios will continue to release films to the IMAX network, or that the films selected for release to the IMAX network will be commercially successful. The Company is directly impacted by the commercial success and box office results of the films released to the IMAX network through its joint revenue sharing arrangements, as well as through the percentage of the box office receipts the Company receives from the studios releasing IMAX films, and the Company’s continued ability to secure films, find suitable partners for joint revenue sharing arrangements and to sell IMAX Theater Systems. The commercial success of films released to IMAX theaters depends on a number of factors outside of the Company’s control, including whether the film receives critical and consumer acclaim, the timing of its release, the success of the marketing efforts of the studio releasing the film, consumer preferences and trends in cinema attendance. Moreover, films can be subject to delays in production or changes in release schedule, which can negatively impact the number, timing and quality of IMAX films released to the Company’s global theater network.

In addition, as the Company’s international network has expanded, the Company has signed deals with studios in other countries to convert their films to the Company’s format and release them to IMAX theaters. The Company may be unable to select films which will be successful in international markets or may be unsuccessful in selecting the right mix of Hollywood and local language films for a particular country or region, notably Greater China, the Company’s largest market. Also, conflicts in international release schedules may make it difficult to release every IMAX film in certain markets.

The Company depends principally on commercial movie exhibitors to purchase or lease IMAX Theater Systems, to supply box office revenue under joint revenue sharing arrangements and under its sales and sales-type lease agreements and to supply venues in which to exhibit IMAX films. The Company can make no assurances that exhibitors will continue to do any of these things.

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

The Company is undertaking brand extensions and new business initiatives, and the Company’s investments and efforts in such business evolution may not be successful.

The Company is undertaking brand extensions and new business initiatives. These initiatives represent new areas of growth for the Company and could include the offering of new products and services that may not be accepted by the market. The Company has recently explored initiatives in the fields of original content and in-home entertainment technology, both of which are intensely competitive businesses and which are dependent on consumer demand, over which the Company has no control. The Company is also exploring new technologies to connect the IMAX network to facilitate bringing more unique content, including broadcasts of live events, to IMAX theater audiences. If any new brand extensions and business initiatives in which the Company invests or attempts to develop does not progress as planned, the Company may be adversely affected by investment expenses that have not led to the anticipated results, by write-downs of its assets, by the distraction of management from its core business or by damage to its brand or reputation.

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

The nature of the Company’s business involves access to and storage of confidential and proprietary content and other information, including its own intellectual property and the intellectual property of certain movie studios or partners it may work with, as well as certain information regarding the Company’s customers, employees, licensees, and suppliers. Although the Company maintains robust procedures, internal policies and technological security measures to safeguard such content and information, as well as a cyber-security insurance policy, the Company’s information technology systems, and the information technology systems of our current or future third-party vendors, collaborators, consultants and service providers, could be penetrated by internal or external parties intent on extracting information, corrupting information, stealing intellectual property or trade secrets, or disrupting business processes. Information security risks have increased in recent years because of the proliferation of new technologies and the increased sophistication and activities of perpetrators of cyber-attacks. The Company’s information technology infrastructure may be vulnerable to such attacks, including through the use of malware, software bugs, computer viruses, ransomware, social engineering, and denial of service. It is possible that such attacks could compromise the Company’s security measures or the security measures of parties with whom the Company does business. Because the techniques that may be used to circumvent the Company’s safeguards change frequently and may be difficult to detect, the Company may be unable to anticipate any new techniques or implement sufficient preventive security measures. The Company seeks to monitor such attempts and incidents and to prevent their recurrence through modifications to the Company’s internal procedures and information technology infrastructure and provides information security training and compliance program to its employees on an annual basis, but in some cases preventive action might not be successful. Moreover, the development and maintenance of these security measures may be costly and will require ongoing updates as technologies evolve and techniques to overcome the Company’s security measures become more sophisticated. Any such attack or unauthorized access could result in a disruption of the Company’s operations, the theft, unauthorized use or publication of confidential or proprietary information of the Company or its customers, employees, licensees or suppliers, a reduction of the revenues the Company is able to generate from its operations, damage to the Company’s brand and reputation, a loss of confidence in the security of the Company’s business and products, and significant legal and financial exposure, each of which could potentially have an adverse effect on the Company’s business.

In addition, a variety of laws and regulations at the international, national, and state level govern the Company’s collection, use, protection and processing of personal data. These laws, including the General Data Protection Regulation and the California Consumer Privacy Act, are constantly evolving and may result in increasing regulatory oversight and public scrutiny in the future. The Company’s actual or perceived failure to comply with such laws and regulations could result in fines, investigations, enforcement actions, penalties, sanctions, claims for damages by affected individuals, and damage to the Company’s reputation, among other negative consequences, any of which could have a material adverse effect on its financial performance.

RISKS RELATED TO THE COMPANY’S INTERNATIONAL OPERATIONS

The Company conducts business internationally, which exposes it to uncertainties and risks that could negatively affect its operations, sales, and future growth prospects.

A significant portion of the GBO generated by the Company’s exhibitor customers and its revenues are generated by customers located outside the United States and Canada. Approximately 70%, 77%, and 66% of the Company’s revenues were derived outside of the United States and Canada in 2021, 2020 and 2019, respectively. As of December 31, 2021, approximately 74% of IMAX Theater Systems in backlog are scheduled to be installed in international markets. The Company’s network spanned 87 different countries as of December 31, 2021, and the Company expects its international operations to continue to account for an increasingly significant portion of its future revenues. There are a number of risks associated with operating in international markets that could negatively affect the Company’s operations, sales and future growth prospects. These risks include:

•	new restrictions on access to markets, both for IMAX Theater Systems and films;
•

unusual or burdensome foreign laws or regulatory requirements or unexpected changes to those laws or requirements, including censorship of content that may restrict what films the Company’s theaters can present;

•	fluctuations in the value of various foreign currencies versus the U.S. Dollar and potential currency devaluations;
•	new tariffs, trade protection measures, import or export licensing requirements, trade embargoes, sanctions, and other trade barriers;
•	difficulties in obtaining competitively priced key commodities, raw materials, and component parts from various international sources that are needed to manufacture quality products on a timely basis;
•	imposition of foreign exchange controls in foreign jurisdictions;
•	dependence on foreign distributors and their sales channels;
•	reliance on local partners, including in connection with joint revenue sharing arrangements;
•	difficulties in staffing and managing foreign operations;
•	inability to complete installations of IMAX Theater Systems, including as a result of material disruptions or delays in the Company’s supply chains, or collect full payment on installations thereof;
•	local business practices that can present challenges to compliance with applicable anti-corruption and bribery laws;
•	difficulties in establishing market-appropriate pricing;
•	less accurate and/or less reliable box office reporting;
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
•

political, economic and social instability, which could result in adverse consequences for the Company’s interests in different regions of the world (including with respect to Russia, in connection with its conflict with Ukraine).

In addition, changes in United States or Canadian foreign policy can present additional risks or uncertainties as the Company continues to expand its international operations. Opening and operating theaters in markets that have experienced geopolitical or sociopolitical unrest or controversy, including through partnerships with local entities, exposes the Company to the risks listed above, as well as additional risks of operating in a volatile region. Such risks may negatively impact the Company’s business operations in such regions and may also harm the Company’s brand. Moreover, a deterioration of the diplomatic relations between the United States or Canada and a given country may impede the Company’s ability to operate theaters in such countries and have a negative impact on the Company’s financial condition and future growth prospects.

The Company faces risks in connection with its significant presence in China and the continued expansion of its business there.

Greater China is the Company’s largest market by revenue, with approximately 44% of overall revenues generated from its Greater China operations in 2021. As of December 31, 2021, the Company had 783 theaters operating in Greater China with an additional 215 theaters in backlog, which represent 44% of the Company’s current backlog. Of the IMAX Theater Systems currently scheduled to be installed in Greater China, 67% are under joint revenue sharing arrangements, which further increases the Company’s ongoing exposure to box office performance in this market.

The China market faces a number of risks, including changes in laws and regulations, currency fluctuations, increased competition, and changes in economic conditions, including the risk of an economic downturn or recession, trade embargoes, restrictions or other barriers, as well as other conditions that may impact the Company’s exhibitor and studio partners, and consumer spending. The worsening of U.S.–China political tensions could exacerbate any or all of these risks, and adverse developments in any of these areas could impact the Company’s future revenues and cash flows and could cause the Company to fail to achieve anticipated growth.

The Company does not believe that it is currently required to obtain any permission or approval from the China Securities Regulatory Commission, the Cyberspace Administration of China or any other regulatory authority in the People’s Republic of China (“PRC”) for its operations, but there can be no assurance that such permissions or approvals would not be required in the future and, if required, that they would be granted in a timely manner, on acceptable terms, or at all. Furthermore, PRC regulators, including the Cyberspace Administration of China, the Ministry of Industry and Information Technology, and the Ministry of Public Security, have been increasingly focused on regulation in data security and data protection. Regulatory requirements concerning data protection and cybersecurity in the PRC, as well as other requirements concerning operations of foreign businesses in the PRC, are evolving, and their enactment timetable, interpretation and implementation involve significant uncertainties. To the extent any PRC laws and regulations become applicable to the Company, it may be subject to the risks and uncertainties associated with the legal system in the PRC, including with respect to the enforcement of laws and the possibility of changes of rules and regulations with little or no advance notice.

Certain risks and uncertainties of doing business in China are solely within the control of the Chinese government, and Chinese law regulates both the scope of the Company’s continued expansion in China and the business conducted by it within China. For instance, the Chinese government regulates the number, timing, and terms of Hollywood films released to the China market. A number of prominent Hollywood films were denied release dates in China in 2020 and 2021, including several films released in IMAX format in other markets. The Company cannot provide assurance that the Chinese government will continue to permit the release of Hollywood IMAX films in China or that the timing or number of IMAX releases will be favorable to the Company. There are also uncertainties regarding the interpretation and application of laws and regulations and the enforceability of intellectual property and contract rights in China. If the Company were unable to navigate China’s regulatory environment, or if the Company were unable to enforce its intellectual property or contract rights in China, the Company’s business could be adversely impacted.

The Company may experience adverse effects due to exchange rate fluctuations.

A substantial portion of the Company’s revenues are denominated in U.S. Dollars, while a substantial portion of its expenses are denominated in Canadian Dollars. The Company also generates revenues in Chinese Yuan Renminbi, Euros and Japanese Yen. While the Company periodically enters into forward contracts to hedge its exposure to exchange rate fluctuations between the U.S. and the Canadian Dollar, the Company may not be successful in reducing its exposure to these fluctuations. The use of derivative contracts is intended to mitigate or reduce transactional level volatility in the results of foreign operations, but does not completely eliminate volatility. Even in jurisdictions in which the Company does not accept local currency or requires minimum payments in U.S. Dollars, significant local currency issues may impact the profitability of the Company’s arrangements with its customers, which ultimately affect the ability to negotiate cost-effective arrangements and, therefore, the Company’s results of operations. In addition, because IMAX films generate box office revenue in 87 different countries, unfavorable exchange rates between applicable local currencies and the U.S. Dollar could affect the GBO generated by exhibitors and the Company’s reported revenues, further impacting the Company’s results of operations.

RISK RELATED TO THE COMPANY’S INDUSTRY AND COMPETITIVE ENVIRONMENT

Consolidation among commercial exhibitors and studios reduces the breadth of the Company’s customer base, and could result in a narrower market for the Company’s products and reduced negotiating leverage. A deterioration in the Company’s relationship with key partners could materially and adversely affect the Company’s business, financial condition or results of operation. In addition, an adverse economic impact on a significant customer’s business operations could have a corresponding material adverse effect on the Company.

The Company’s primary customers are commercial multiplex exhibitors. The commercial exhibition industry has undergone significant consolidation, including AMC’s acquisition of Carmike Cinemas and Odeon & UCI Cinemas Group, which includes Nordic Cinema Group, in 2016. In recent years, the industry has continued to consolidate, as evidenced by Cineworld Group’s acquisition of Regal Entertainment Group in 2018. Exhibitor concentration has resulted in certain exhibitor chains constituting a material portion of the Company’s network and revenue. For instance, although Wanda sold its controlling interest in AMC in 2021, it continues to be the Company’s largest exhibitor customer, representing approximately 10% of the Company’s total revenues in 2021. As of December 31, 2021, through the Company’s partnership with Wanda, there are 369 IMAX Theater Systems operational in Greater China and Wanda represented approximately 22% of the commercial network and 4% of the Company’s backlog. The share of the Company’s revenue that is generated by Wanda is expected to continue to grow as the number of Wanda theater systems currently in backlog are opened. No assurance can be given that significant customers such as Wanda will continue to purchase IMAX Theater Systems and/or enter into joint revenue sharing arrangements with the Company and if so, whether contractual terms will be affected. If the Company does business with Wanda or other large exhibitor chains less frequently or on less favorable terms than currently, the Company’s business, financial condition or results of operations may be adversely affected. In addition, an adverse economic impact on a significant customer’s business operations could have a corresponding material adverse effect on the Company.

The Company also receives revenues from studios releasing IMAX films. Hollywood studios have also experienced consolidation, as evidenced by the Walt Disney Company’s acquisition of certain studio assets from Twenty First Century Fox in 2019. Studio consolidation could result in individual studios comprising a greater percentage of the Company’s film slate and overall IMAX DMR revenue, and could expose the Company to the same risks described above in connection with exhibitor consolidation.

Failure to respond adequately or in a timely fashion to changes and advancements in digital technology could negatively affect the Company’s business.

There have been a number of advancements in the digital cinema field in recent years. In order to keep pace with these changes and in order to continue to provide an experience that is premium to and differentiated from conventional cinema experiences, the Company has made, and expects to continue to make, significant investments in digital technology in the form of research and development and the acquisition of third-party intellectual property and/or proprietary technology. A significant portion of the Company’s recent research and development efforts have been focused on its laser-based projection systems, which began rolling out to the largest theaters in the IMAX network at the end of 2014. Since then, the Company has continued research and development aimed at creating more affordable laser-based solutions with various screen sizes for its commercial multiplex customers. The process of developing new technologies is inherently uncertain and subject to certain factors that are outside of the Company’s control, including reliance on third-party partners and suppliers, and the Company can provide no assurance its investments will result in commercially viable advancements to the Company’s existing products or in commercially successful new products, or that any such advancements or products will improve upon existing technology or will be developed within the timeframe expected.

The introduction of new, competing products and technologies could harm the Company’s business.

The out-of-home entertainment industry is very competitive, and the Company faces a number of competitive challenges. The Company faces competition both in the form of technological advances in in-home entertainment, as well as those within the theater-going experience. For example, according to the National Association of Theater Owners and the Movie Theater Association of Canada, as of December 31, 2020, there were approximately 43,800 conventional-sized screens in North American commercial multiplexes. In addition, exhibitors and entertainment technology companies have introduced their own branded, large-screen 3D auditoriums or other proprietary theater systems, and in many cases have marketed those auditoriums or theater systems as having similar quality or attributes as an IMAX Theater System. The Company may continue to face competition in the future from companies in the entertainment industry with new technologies and/or substantially greater capital resources to develop and support them. If the Company is unable to continue to deliver a premium movie-going experience, or if other technologies surpass those of the Company, the Company may be unable to continue to produce theater systems which are premium to, or differentiated from, other theater systems.

As noted above, the Company faces in-home competition from a number of alternative motion picture distribution channels such as home video, pay-per-view, streaming services, video-on-demand, internet, and broadcast and cable television. The average exclusive theatrical release window for Hollywood titles has decreased over the years and there can be no assurance that this release window, which is determined by the movie studios, will not shrink further, which could have an adverse impact on the Company’s business and results of operations. In addition, as a result of the COVID-19 pandemic and related movie theater closures, in 2020 and 2021, a number of films were released directly or concurrently to streaming services the same day as to theaters. In the third quarter of 2021, many major film studios recommitted to exclusive theatrical releases for blockbuster movies. However, there can be no assurance that direct or concurrent release to streaming services will not resume or increase in the future, intensifying in-home competition. The Company further competes for the public’s leisure time and disposable income with other forms of entertainment, including gaming, sporting events, concerts, live theater, social media, and restaurants.

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

The Company owns patents issued and patent applications pending, including those covering its digital projector, digital conversion technology and laser illumination technology. The Company’s patents are filed in the United States, often with corresponding patents or filed applications in other jurisdictions, such as Canada, China, Belgium, Japan, France, Germany, and the United Kingdom. The patent applications pending may not be issued or the patents may not provide the Company with any competitive advantage. The patent applications may also be challenged by third parties. Several of the Company’s issued patents for improvements to IMAX projection system components expire between 2022 and 2038. If the Company’s patent claims are rendered invalid or unenforceable, or narrowed in scope, the patent coverage afforded the Company’s products and services could be impaired, which could negatively affect its competitive position. In addition, competitors and other third parties may be able to circumvent or design around the Company’s patents and may develop and obtain patent protection for more effective technologies. If these developments were to occur, it could have an adverse effect on the Company’s sales or market position.

Any claims or litigation initiated by the Company to protect its proprietary technology could be time consuming, costly, and divert the attention of its technical and management resources. If the Company chooses to go to court to stop a third party from infringing its intellectual property, that third party may ask the court to rule that the Company’s intellectual property rights are invalid and/or should not be enforced against that third party.

The Company relies upon trade secrets and other confidential and proprietary know how to develop and maintain the Company’s competitive position. While it is the Company’s policy to enter into agreements imposing nondisclosure and confidentiality obligations upon its employees and third parties to protect the Company’s intellectual property, these obligations may be breached, may not provide meaningful protection for the Company’s trade secrets or proprietary know how, or adequate remedies may not be available in the event of an unauthorized access, use or disclosure of the Company’s trade secrets and know how. Furthermore, despite the existence of such nondisclosure and confidentiality agreements, or other contractual restrictions, the Company may not be able to prevent the unauthorized disclosure or use of its confidential proprietary information or trade secrets by consultants, vendors and employees. In addition, others could obtain knowledge of the Company’s trade secrets through independent development or other legal means.

The IMAX brand stands for the highest quality and most immersive entertainment experiences. Protecting the IMAX brand is a critical element in maintaining the Company’s relationships with studios and its exhibitor clients and building and maintaining brand loyalty and recognition. Though the Company relies on a combination of trademark and copyright law as well as its contractual provisions to protect the IMAX brand, those protections may not be adequate to prevent erosion of the brand over time, particularly in foreign jurisdictions. Erosion of the brand could threaten the demand for the Company’s products and services and impair its ability to grow future revenue streams. In addition, if any of the Company’s registered or unregistered trademarks, trade names or service marks is challenged, infringed, circumvented or declared generic or determined to be infringing on other marks, it could have an adverse effect on the Company’s sales or market position.

The Company may be subject to claims of infringement of third-party intellectual property rights that are costly to defend, result in the diversion of management’s time and efforts, require the payment of damages, limit the Company’s ability to use particular technologies in the future or prevent the Company from marketing its existing or future products and services.

The Company’s commercial success will depend in part on not infringing, misappropriating, or violating the intellectual property rights of others. A third party could assert a claim against the Company for alleged infringement of its patent, copyright, trademark, or other intellectual property rights, including in relation to technologies that are important to the Company’s business. The Company may not be aware of whether its products or services do or will infringe existing or future patents or the intellectual property rights of others. In addition, there can be no assurance that one or more of The Company’s competitors who have developed competing technologies or the Company’s other competitors will not be granted patents for their technology and allege that the Company has infringed.

Any claims that the Company’s business infringes the intellectual property rights of others, regardless of the merit or resolution of such claims, could entail significant costs in responding to, defending, and resolving such claims. An adverse determination in any intellectual property claim could require the Company to pay damages and/or stop using its technologies, trademarks, copyrighted works, and other material found to be in violation of another party’s rights and could prevent the Company from licensing its technologies to others unless we enter into royalty or licensing arrangements with the prevailing party or are able to redesign our products and services to avoid infringement. Any such license may not be available on reasonable terms, if at all, and there can be no assurance that the Company would be able to redesign its services in a way that would not infringe the intellectual property rights of others. Any payments the Company is required to make and any injunction the Company is required to comply with as a result of any infringement could harm its reputation and financial results.

RISKS RELATED TO THE COMPANY’S REVENUES, EARNINGS, AND FINANCIAL POSITION

The Company’s operating results and cash flow can vary substantially from period to period and could increase the volatility of its share price.

The Company’s operating results and cash flow can fluctuate substantially from period to period. In particular, fluctuations in IMAX Theater System installations and GBO performance of IMAX films can materially affect operating results. Factors that have affected the Company’s operating results and cash flow in the past, and are likely to affect its operating results and cash flow in the future, include, among other things:

•	the timing of signing and installation of new IMAX Theater Systems (particularly for installations in newly-built multiplexes, which can result in delays that are beyond the Company’s control);
•	the timing and commercial success of films distributed to the Company’s theater network;
•	the demand for, and acceptance of, the Company’s products and services;

•	the recognition of revenue of sales and sales-type leases;
•	the classification of leases as sales-type versus operating;
•	the volume of orders received and that can be filled in the quarter;
•	the level of its sales backlog;
•	the signing of film distribution agreements;
•	the financial performance of IMAX theaters operated by the Company’s customers;
•	financial difficulties faced by customers, particularly customers in the commercial exhibition industry;
•	the magnitude and timing of spending in relation to the Company’s research and development efforts and related investments, as well as new business initiatives; and
•	the number and timing of joint revenue sharing arrangement installations, related capital expenditures, and timing of related cash receipts.

Most of the Company’s operating expenses are fixed in the short term. The Company may be unable to rapidly adjust its spending to compensate for any unexpected shortfall in sales, joint revenue sharing arrangements revenue or IMAX DMR revenue, which would harm operating results for a particular period.

The Company’s theater system revenue can vary significantly from its cash flows under IMAX Theater System sales or lease agreements.

The Company’s theater system revenue can vary significantly from the associated cash flows. The Company often provides financing to customers for IMAX Theater Systems on a long-term basis through long-term sale or lease arrangements. The terms of leases or financing receivables are typically 10 to 12 years. The sale and sales-type lease agreements for IMAX Theater Systems typically provide for three major sources of cash flow:

•	initial fees, which are paid in installments generally commencing upon the signing of the agreement until installation of the IMAX Theater System;
•

ongoing fees, which are paid monthly after the IMAX Theater System has been installed and are generally equal to the greater of a fixed minimum amount per annum and a percentage of box office receipts; and

•	ongoing annual maintenance and extended warranty fees, which are generally payable commencing in the second year of theater operations.

Initial fees generally make up the vast majority of cash received under IMAX Theater System sales or sales-type lease agreements for a theater arrangement.

For sales and sales-type leases, the revenue recorded is generally equal to the sum of initial fees and the present value of any future initial payments, and fixed minimum ongoing payments. Sales arrangements also include an estimate of future variable consideration due under the agreement. Cash received from initial fees in advance of meeting the revenue recognition criteria for the IMAX Theater Systems is recorded as deferred revenue.

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

As of December 31, 2021, the Company’s backlog included 489 IMAX Theater Systems, consisting of 173 IMAX Theater Systems under sales or lease arrangements and 316 IMAX Theater Systems under joint revenue sharing arrangements. The Company lists signed contracts for IMAX Theater Systems for which revenue has not been recognized as backlog prior to the time of revenue recognition. The total value of the backlog represents all signed IMAX Theater System sale or lease agreements that are expected to be recognized as revenue in the future and includes initial fees along with the estimated present value of contractual ongoing fees due over the term, and a variable consideration estimate for the IMAX Theater Systems under sales arrangements, but it excludes amounts allocated to maintenance and extended warranty revenues. Notwithstanding the legal obligation to do so, some of the Company’s customers with which it has signed contracts may not accept delivery of IMAX Theater Systems that are included in the Company’s backlog. An economic downturn may exacerbate the risk of customers not accepting delivery of IMAX Theater Systems. Any reduction in backlog could adversely affect the Company’s future revenues and cash flows. In addition, customers with theater system obligations in backlog sometimes request that the Company agree to modify or reduce such obligations, which the Company has agreed to do in the past under certain circumstances. Customer-requested delays in the installation of IMAX Theater Systems in backlog remain a recurring and unpredictable part of the Company’s business.

The Company’s inability to enter into renewals of new sales and lease agreements on favorable terms or at all would adversely affect its cash flows and operating results.

Approximately 9% of the Company’s sales and lease agreements are due to expire in the next 12 months. If these agreements are not renewed, or if the Company is unable to enter into new leases agreements comparable to those currently in effect in a timely manner, then the Company’s theater revenue could be adversely affected. Although the Company has not been informed by any client of its intention not to renew an expiring sales or lease agreement, there can be no assurance that the expiring sales and lease agreements will be renewed or new agreements will be entered into on favorable terms, in a timely manner or at all.

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

The Company is dependent in part on the viability of its exhibitors for collections under long-term leases, sales financing agreements, and joint revenue sharing arrangements. Exhibitors or other operators may experience financial difficulties that could cause them to be unable to fulfill their contractual payment obligations to the Company. As a result, the Company’s future revenues and cash flows could be adversely affected.

The Company may be subject to impairment losses on its film assets if such assets do not meet management’s estimates of total revenues.

The Company amortizes its film assets, including IMAX DMR costs capitalized using the individual film forecast method, whereby the costs of film assets are amortized and participation costs are accrued for each film in the ratio of revenues earned in the current period to management’s estimate of total revenues ultimately expected to be received for that title. Management regularly reviews, and revises when necessary, its estimates of ultimate revenues on a title-by-title basis, which may result in a change in the rate of amortization of the film assets and write-downs or impairments of film assets. Results of operations in future years will include the amortization of the Company’s film assets and may be significantly affected by periodic adjustments in amortization rates.

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

RISKS RELATED TO THE COMPANY’S COMMON SHARES

The market price for the Company’s common shares has historically been volatile and declines in market price, including as a result of a market downturn resulting from the COVID-19 pandemic or otherwise, may negatively affect its ability to raise capital, issue debt, secure customer business, and retain employees.

The Company is listed on the New York Stock Exchange (“NYSE”) and its publicly traded shares have in the past experienced, and may continue to experience, significant price and volume fluctuations. This market volatility could reduce the market price of its common shares, regardless of the Company’s operating performance. A decline in the capital markets generally, or an adjustment in the market price or trading volumes of the Company’s publicly traded securities, may negatively affect its ability to raise capital, issue debt, secure customer business or retain employees. These factors, as well as general economic and geopolitical conditions, may have a material adverse effect on the market price of the Company’s publicly traded securities.

Because the Company is incorporated in Canada, it may be difficult for plaintiffs to enforce against the Company liabilities based solely upon United States federal securities laws.

The Company is incorporated under the federal laws of Canada, some of its directors and officers are residents of Canada and a substantial portion of its assets and the assets of such directors and officers are located outside the United States. As a result, it may be difficult for United States plaintiffs to effect service within the United States upon those directors or officers who are not residents of the United States, or to obtain or enforce against them or the Company judgments of United States courts predicated solely upon civil liability under the United States federal securities laws. In addition, it may be difficult for plaintiffs to bring an original action outside of the United States against the Company to enforce liabilities based solely on United States federal securities laws.

RISKS RELATED TO THE COMPANY’S INDEBTEDNESS

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

These restrictive covenants impose operating and financial restrictions on the Company that limit its ability to engage in acts that may be in the Company’s long-term best interests.

The Company’s indebtedness and liabilities could limit the cash flow available for its operations, expose the Company to risks that could adversely affect its business, financial condition, and results of operations.

As of December 31, 2021, the Company had approximately $361.5 million of consolidated indebtedness. The Company may also incur additional indebtedness to meet future financing needs. The Company’s indebtedness could have significant negative consequences for its security holders and its business, results of operations and financial condition by, among other things:

•	increasing its vulnerability to adverse economic and industry conditions;
•	limiting its ability to obtain additional financing;
•	requiring the dedication of a substantial portion of its cash flow from operations to service its indebtedness, which will reduce the amount of cash available for other purposes;
•	limiting its flexibility to plan for, or react to, changes in its business;
•	diluting the interests of its shareholders as a result of issuing common shares upon conversion of the 0.500% Convertible Senior Notes due 2026 (the “Convertible Notes”); and
•	placing the Company at a possible competitive disadvantage with competitors that are less leveraged than the Company or have better access to capital.

The Company’s business may not generate sufficient funds, and the Company may otherwise be unable to maintain sufficient cash reserves, to pay amounts due under its indebtedness, and the Company’s cash needs may increase in the future. In addition, the Credit Agreement contains, and any future indebtedness that the Company incurs may contain, financial and other restrictive covenants that limit its ability to operate, raise capital or make payments under its other indebtedness. If the Company fails to comply with these covenants or to make payments under its indebtedness when due, then the Company would be in default under that indebtedness, which could, in turn, result in that and the Company’s other indebtedness becoming immediately payable in full. For a description of the Company outstanding indebtedness, see Note 14 of Notes to Consolidated Financial Statements in Part II, Item 8.

The Company may be unable to raise the funds necessary to repurchase the Convertible Notes for cash following a fundamental change, or to pay the cash amounts due upon conversion, and the Company’s other indebtedness may limit its ability to repurchase the Convertible Notes or pay cash upon their conversion.

Noteholders may, subject to a limited exception described in the indenture governing the Convertible Notes, require the Company to repurchase their Convertible Notes following a fundamental change at a cash repurchase price generally equal to the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, all conversions of Convertible Notes will be settled partially or entirely in cash. The Company may not have enough available cash or be able to obtain financing at the time it is required to repurchase the Convertible Notes or pay the cash amounts due upon conversion. In addition, applicable law, regulatory authorities and the agreements governing the Company’s other indebtedness may restrict the Company’s ability to repurchase the Convertible Notes or pay the cash amounts due upon conversion. The Company’s failure to repurchase Convertible Notes or pay the cash amounts due upon conversion when required will constitute a default under the indenture governing the Convertible Notes. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing the Company’s other indebtedness, which may result in that other indebtedness becoming immediately payable in full. The Company may not have sufficient funds to satisfy all amounts due under its other indebtedness and the Convertible Notes.

Provisions in the indenture could delay or prevent an otherwise beneficial takeover of the Company.

Certain provisions in the Convertible Notes and the related indenture could make a third-party attempt to acquire the Company more difficult or expensive. For example, if a takeover constitutes a fundamental change, then noteholders will have the right to require the Company to repurchase their Convertible Notes for cash. In addition, if a takeover constitutes a make-whole fundamental change, then the Company may be required to temporarily increase the conversion rate of the Convertible Notes. In either case, and in other cases, the Company’s obligations under the Convertible Notes and the indenture could increase the cost of acquiring the Company otherwise discourage a third party from acquiring the Company or removing incumbent management, including in a transaction that noteholders or holders of the Company’s common shares may view as favorable.

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

GENERAL RISK FACTORS

The loss of one or more of the Company’s key personnel, or its failure to attract and retain its employee population, could adversely affect its business.

The Company’s operations and prospects depend in large part on the performance and continued service of its senior management team. The competition for experienced senior management in the Company’s industry is intense, and the Company may not find qualified replacements for any of these individuals if their services are no longer available, on the same terms or at all. The loss of the services of one or more members of the Company’s senior management team could adversely affect its ability to effectively pursue its business strategy.

In addition, the Company may experience challenges with respect to employee retention given the current competitive labor market. A number of external factors beyond the Company’s control, including its industry’s highly competitive market for skilled workers and leaders, cost inflation, the ongoing COVID-19 pandemic, and workforce participation rates, may negatively affect the Company’s ability to retain and attract qualified employees. If the Company experiences high attrition rates in its employee population, the results of our operations may be adversely affected.

Changes in accounting and changes in management’s estimates may affect the Company’s reported earnings and operating income.

U.S. GAAP and accompanying accounting pronouncements are highly complex and involve many subjective judgments. Changes in these rules, their interpretation, management’s estimates, or changes in the Company’s products or business could significantly change its reported future earnings and operating income and could add significant volatility to those measures, without a comparable underlying change in cash flow from operations. (See “Critical Accounting Estimates” in Item 7.)

Regulatory and market responses to climate change concerns may negatively impact our business and increase our operating costs.

Growing public concern about climate change has resulted in the increased focus of local, state, regional, national and international regulatory bodies on climate change issues. As a result, climate change regulation and market reactions to climate change could adversely impact the Company’s business, including the potential for an increase in climate risk assessment. Such enhanced governmental and societal attention to climate matters, including expanding mandatory and voluntary reporting, diligence, and disclosure on topics such as climate change, carbon emissions, water usage, waste management, and risk oversight, could expand the nature, scope, and complexity of matters that the Company is required to control, assess, and report. Furthermore, legislative or regulatory efforts to combat climate change could result in increases in the cost of raw materials, taxes, transportation and utilities for the Company’s suppliers and vendors which would result in higher operating costs for the Company and potentially impact the availability of components used in the Company’s systems. These and other rapidly changing laws, regulations, policies, interpretations, and expectations may increase the cost of the Company’s compliance and alter the environment in which it does business, which could have a material adverse effect on the Company’s business, results of operations, and financial condition. In addition, the shift toward a lower-carbon economy, driven by policy regulations, low-carbon technology advancement, consumer sentiment, and/or liability risks, may negatively impact the Company’s business and operating costs. However, the Company is unable to predict at this time, the potential effects, if any, that any climate change initiatives may have on its business.

The Company’s business and financial results could be adversely affected by weather conditions and natural disasters.

Physical risks, including weather conditions and natural disasters, such as earthquakes, droughts, floods, hailstorms, heavy or prolonged precipitation, wildfires and others, could harm the Company’s business. Additionally, the physical impacts of climate change may cause these occurrences to increase in frequency, severity and duration. The climates and geology of some of the regions in which the Company’s principal offices are located, including California, present increased risks of adverse weather or natural disasters. Any such events in the future could disrupt the Company’s operations and impact the Company’s ability to serve its customers.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The Company’s principal executive offices are located in Mississauga, Ontario, Canada, New York, New York, and Playa Vista, California. As of December 31, 2021, the Company’s principal facilities are as follows:

	Operation	Own/Lease	Expiration
Mississauga, Ontario(1)	Headquarters, Administrative, Assembly, Research and Development,
	and Maintenance Services	Own	N/A
Playa Vista, California	Sales, Marketing, Film Production and Post-Production	Own	N/A
New York, New York	Executive	Lease	2029
Tokyo, Japan	Sales, Marketing, and Maintenance Services	Lease	2023
Shanghai, China	Sales, Marketing, Maintenance Services, and Administrative	Lease	2022
Dublin, Ireland	Sales, Marketing, Administrative, and Research and Development	Lease	2026
Moscow, Russia	Sales	Lease	2022
London, United Kingdom	Sales	Lease	2022

(1)

This facility is subject to a charge in favor of Wells Fargo Bank in connection with a secured revolving credit facility. (See Note 14 of Notes to Consolidated Financial Statements in Part II, Item 8.)

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

As of January 31, 2022, the Company had approximately 224 registered holders of record of its common shares.

Over the last few years, the Company has not paid, nor does the Company have any current plans to pay, cash dividends on its common shares. The payment of dividends by the Company is subject to certain restrictions under the terms of the Company’s indebtedness (see Note 14 of Notes to Consolidated Financial Statements in Part II, Item 8). The payment of any future dividends will be determined by the Board of Directors in light of conditions then existing, including the Company’s financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board of Directors.

In 2020, the Company expanded its share-based compensation program to include the issuance of performance stock units (“PSUs”). The Company grants two types of PSU awards, one which vests based on a combination of employee service and the achievement of certain EBITDA-based targets, and one which vests based on a combination of employee service and the achievement of total shareholder return (“TSR”) targets. The achievement of the EBITDA and TSR targets in these PSUs is determined over a three-year performance period. At the conclusion of the three-year performance period, the number of PSUs that ultimately vest can range from 0% to a maximum vesting opportunity of 175% of the initial award, depending upon actual performance versus the established EBITDA and stock-price targets.

Equity Compensation Plans

The following table sets forth information regarding the Company’s Equity Compensation Plan as of December 31, 2021:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	5,807,445	$17.12	5,866,199
Equity compensation plans not approved by security holders	nil	nil	nil
Total(1)	5,807,445	$17.12	5,866,199

(1)

The number of securities to be issued upon exercise of outstanding options, warrants, and rights excludes 460,053 common shares that may be issued with respect to PSUs outstanding, assuming full achievement of the EBITDA and TSR targets.

Performance Graph

The following graph compares the total cumulative shareholder return for $100 invested on December 31, 2013 (assuming that all dividends were reinvested) in common shares of the Company against the cumulative total return of the NYSE Composite Index, the S&P/TSX Composite Index and the IMAX Peer Group to the end of the most recently completed fiscal year. The IMAX Peer Group consists of Ambarella, Inc., Avid Technologies, Inc., Cinemark Holdings, Inc., Cineplex Inc., Dolby Laboratories, Inc., Harmonic Inc., Lions Gate Entertainment Corp., The Marcus Corporation, World Wrestling Entertainment, Inc., and Zynga Inc.

CUMULATIVE VALUE OF $100 INVESTMENT

500.00
450.00
400.00
350.00
300.00
250.00
200.00
150.00
100.00
50.00
0.00
2013
2014
2015
2016
2017
2018
2019
2020
2021
S&P/TSX Composite
NYSE Composite
IMAX
PEERS INDEX

Issuer Purchases of Equity Securities

In April 2021, the Company’s Board of Directors approved a 12-month extension to its share repurchase program through June 30, 2022. The extension authorized the Company to repurchase up to approximately $89.4 million worth of common shares, the remaining amount available of the original $200.0 million initially authorized under the share repurchase program when it commenced on July 1, 2017. The repurchases may be made either in the open market or through private transactions, including repurchases made pursuant to a plan intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, subject to market conditions, applicable legal requirements, and other relevant factors. The Company has no obligation to repurchase shares and the share repurchase program may be suspended or discontinued by the Company at any time. During the three months ended December 31, 2021, the Company repurchased 524,519 common shares at an average price of $17.70 per share for a total of $9.3 million, excluding commissions. As of December 31, 2021, the Company has $75.5 million available under its approved repurchase program.

The Company’s common share repurchase program activity for the three months ended December 31, 2021 was as follows:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum value of shares that may yet be purchased under the program
October 1 through October 31, 2021	—	$—	—	$84,757,657
November 1 through November 30, 2021	354,519	18.41	354,519	78,232,431
December 1 through December 31, 2021	170,000	16.23	170,000	75,473,501
Total	524,519	$17.70	524,519

In 2021, IMAX China’s shareholders granted its Board of Directors a general mandate authorizing the Board, subject to applicable laws, to repurchase shares of IMAX China not to exceed 10% of the total number of issued shares as of May 6, 2021 (34,835,824 shares). This program will be valid until the 2022 Annual General Meeting of IMAX China. The repurchases may be made in the open market or through other means permitted by applicable laws. IMAX China has no obligation to repurchase its shares and the share repurchase program may be suspended or discontinued by IMAX China at any time. During the three months ended December 31, 2021, IMAX China repurchased 3,095,700 common shares at an average price of HKD 12.58 per share (U.S. $1.61 per share) for a total of HKD 38.9 million or U.S. $5.0 million.

The total number of shares purchased during the year ended December 31, 2021, under both the Company and IMAX China’s repurchase plans, does not include any shares purchased in the administration of employee share-based compensation plans.

(See Note 14 of Notes to Consolidated Financial Statements for a summary of the material terms and conditions of the Company’s revolving credit facility, which include a limitation of the amount of permitted share repurchases.)

Issuer Sales of Unregistered Securities

Please see Note 14(b) of Notes to Consolidated Financial Statements in Part II, Item 8.

Item 6.  Selected Financial Data

Reserved.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

IMAX is a premier global technology platform for entertainment and events. Through its proprietary software, theater architecture, patented intellectual property, and specialized equipment, IMAX offers a unique end-to-end solution to create superior, immersive content experiences for which the IMAX® brand is globally renowned. Top filmmakers, movie studios, artists, and creators utilize the cutting-edge visual and sound technology of IMAX to connect with audiences in innovative ways. As a result, IMAX is among the most important and successful global distribution platforms for domestic and international tentpole films and, increasingly, exclusive experiences ranging from live performances to interactive events with leading artists and creators.

The Company leverages its proprietary technology and engineering in all aspects of its business, which principally consists of the digital remastering of films and other content into the IMAX format (“IMAX DMR”®) and the sale or lease of premium IMAX theater systems (“IMAX Theater Systems”).

IMAX Theater Systems are based on proprietary and patented image, audio, and other technology developed over the course of the Company’s history since its founding in 1968. The customers for IMAX Theater Systems are principally theater exhibitors that operate commercial multiplex theaters, and, to a much lesser extent, museums, science centers and destination entertainment sites. The Company generally does not own the theaters in the IMAX network and is not an exhibitor, but instead sells or leases the IMAX Theater System to the exhibitor along with a license to use its trademarks.

As of December 31, 2021, there were 1,683 IMAX Theater Systems operating in 87 countries and territories, including 1,599 commercial multiplexes, 12 commercial destinations, and 72 institutional locations. This compares to 1,650 IMAX Theater Systems operating in 84 countries and territories as of December 31, 2020, including 1,562 commercial multiplexes, 12 commercial destinations, and 76 institutional locations. (See the table below under “IMAX Network and Backlog” for additional information on the composition of the IMAX network.)

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

In addition, certain movies shown in IMAX theaters are filmed using proprietary IMAX film cameras or IMAX certified digital cameras, which offer filmmakers customized guidance and a workflow process to provide further enhanced and differentiated image quality and an IMAX-exclusive film aspect ratio that delivers up to 26% more image onto a standard IMAX movie screen. In select IMAX theaters worldwide, movies filmed with IMAX cameras have an IMAX-exclusive 1.43 film aspect ratio, with up to 67% more image.

Together, these components cause audiences in IMAX theaters to feel as if they are a part of the on-screen action, creating a more intense, immersive, and exciting experience than a traditional theater.

As a result of the engineering and scientific achievements that are a hallmark of The IMAX Experience®, the Company’s exhibitor customers typically charge a premium for IMAX films over films exhibited in their other auditoriums. The premium pricing, combined with the higher attendance levels associated with IMAX films, generates incremental box office for the Company’s exhibitor customers and for the movie studios releasing their films to the IMAX network. The incremental box office generated by IMAX films has helped establish IMAX as a key premium distribution and marketing platform for Hollywood blockbuster films and foreign local language movie studios.

As a premier global technology platform for entertainment and events, the Company strives to remain at the forefront of advancements in cinema technology. The Company offers a suite of IMAX Laser Theater Systems, which deliver increased resolution, sharper and brighter images, deeper contrast, and the widest range of colors available to filmmakers today. The Company further believes that its suite of IMAX Laser Theater Systems are helping facilitate the next major renewal and upgrade cycle for the global IMAX network.

In addition, the Company continues to evolve its platform to bring new, innovative events and experiences to audiences worldwide. The Company has a connected IMAX theater footprint capable of delivering live, interactive content with low latency and superior sight and sound. As of December 31, 2021, 68 theaters in the IMAX network were configured to enable the streaming of live events with additional theaters expected to go-live throughout 2022.

IMPACT OF COVID-19 PANDEMIC

The impact of the COVID-19 pandemic is complex and continuously evolving, resulting in significant disruption to the Company’s business and the global economy. At various points during the pandemic, authorities around the world imposed measures intended to control the spread of COVID-19, including stay-at-home orders and restrictions on large public gatherings, which caused movie theaters in countries around the world to temporarily close, including the IMAX theaters in those countries. As a result of these theater closures, movie studios postponed the theatrical release of most films originally scheduled for release in 2020 and early 2021, including many of the films scheduled to be shown in IMAX theaters, while several other films were released directly or concurrently to streaming platforms. Beginning in the third quarter of 2020, stay-at-home orders and capacity restrictions were lifted in many key markets and movie theaters throughout the IMAX network gradually reopened. However, following the emergence of the Omicron variant and the rise of COVID-19 cases in late 2021 and early 2022, some governments reinstituted capacity restrictions and safety protocols on large public gatherings, leading to the temporary closure of theaters or the imposition of capacity restrictions in certain markets. As of December 31, 2021, 95% of the theaters in the global IMAX commercial multiplex network were open at various capacities, spanning 75 countries. This included 99% of Domestic theaters (i.e., in the United States and Canada), 95% of the theaters in Greater China and 91% of the theaters in Rest of World markets.

The COVID-19 pandemic resulted in significantly lower levels of revenues, earnings, and operating cash flows for the Company during 2020 and, to a lesser extent, during 2021, when compared to periods prior to the onset of the pandemic, as GBO results from the theaters in the IMAX network declined, the installation of certain theater systems was delayed, and maintenance fees were generally not recognized for theaters that were closed or operating with reduced capacities. In addition, as a result of the financial difficulties faced by certain of the Company’s exhibition customers arising out of pandemic-related theater closures, although improving, the Company has experienced and may continue to experience delays in collecting payments due under existing theater sale or lease arrangements. In response, beginning in the second quarter of 2020 through the fourth quarter of 2021, the Company provided temporary relief to certain exhibitor customers by waiving or reducing maintenance fees during periods when theaters were closed or operating with reduced capacities and, in certain situations, by providing extended payment terms on annual minimum payment obligations in exchange for a corresponding or longer extension of the term of the underlying sale or lease arrangement.

As a result of the uncertainties associated with the pandemic, the Company took significant steps in 2020 and 2021 to preserve cash by eliminating non-essential costs, temporarily furloughing certain employees, reducing the working hours of other employees, and reducing all non-essential capital expenditures to minimum levels. The Company also implemented an active cash management process, which, among other things, required senior management approval of all outgoing payments.

Also, in the first quarter of 2021, the Company issued $230.0 million of Convertible Notes. The net proceeds from the issuance of the Convertible Notes were approximately $223.7 million, after deducting the initial purchasers’ discounts and commissions, which were used in part to repay a portion of outstanding borrowings under the Credit Facility provided by the Company’s Credit Agreement with Wells Fargo. In addition, during 2021, the Company entered into amendments to its Credit Agreement which, among other things, suspend the Senior Secured Net Leverage Ratio financial covenant in the Credit Agreement through the first quarter of 2022 and once re-established, permits the Company to use EBITDA from the third and fourth quarters of 2019 in lieu of EBITDA for the corresponding quarters of 2021. As of December 31, 2021, the Company was in compliance with all of its requirements under the Credit Agreement, as amended. (Each defined term used, but not defined in this paragraph is defined in Note 14 of Notes to Consolidated Financial Statements. See Note 14 of Notes to Consolidated Financial Statements for a summary of the amendments to the Credit Agreement that the Company entered into in 2021.)

In 2020 and 2021, the Company recognized a total of $10.9 million in wage subsidies, tax credits, and other financial support under COVID-19 relief legislation that has been enacted in the countries in which it operates, primarily under the Canada Emergency Wage Subsidy (“CEWS”) program. For the years ended December 31, 2021 and 2020, these benefits were recognized in the Consolidated Statements of Operations as reductions to Selling, General and Administrative Expenses ($2.9 million and $6.0 million, respectively), Costs and Expenses Applicable to Revenues ($0.9 million and $1.0 million, respectively), and Research and Development ($nil and $0.1 million, respectively). The CEWS program expired in October 2021.

For the year ended December 31, 2021, GBO generated by IMAX films totaled $638.2 million, surpassing the total for 2020 by $379.0 million (146%), whereas conventional theaters saw an estimated 78% increase in box office. Moreover, during the fourth quarter of 2021, GBO generated by IMAX films totaled $277.5 million, surpassing the pre-pandemic total of $241.2 million for the fourth quarter of 2019, due to the performance of films such as Spider-Man: No Way Home, No Time to Die, and Dune. Included in this fourth quarter GBO performance is an all-time Company record for the month of October. Management is encouraged by these box office results and believes they indicate that moviegoers are returning to theaters, and in particular IMAX theaters, where and when theaters are open and they feel safe. Management is further encouraged by the return of the prevalence of exclusive theatrical windows and the strong pipeline of Hollywood movies scheduled to be released for theatrical exhibition in 2022. However, the impact of the COVID-19 pandemic on the Company’s business and financial results will continue to depend on numerous evolving factors that cannot be accurately predicted and that will vary by jurisdiction and market, including the duration and scope of the pandemic, the emergence of new and the spread of existing variants of the virus, the progress made on administering vaccines and developing treatments and the effectiveness of such vaccines and treatments, the continuing impact of the pandemic on global economic conditions and ongoing government responses to the pandemic, which could lead to further theater closures, theater capacity restrictions and/or delays in the release of films.

(See “Risk Factors – The Company has experienced a significant decrease in its revenues, earnings and cash flows due to the COVID-19 pandemic and its business, financial condition and results of operations may continue to be significantly harmed in future reporting periods” in Part I, Item 1A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Impact of COVID-19 Pandemic” and Note 2 of Notes to Consolidated Financial Statements in Part II, Item 8.)

SOURCES OF REVENUE

For the presentation of MD&A, the Company has organized its reportable segments into the following four categories: (i) IMAX Technology Network; (ii) IMAX Technology Sales and Maintenance; (iii) Film Distribution and Post-Production; and (iv) New Business Initiatives. Within these four categories are the Company’s following reportable segments: (i) IMAX DMR; (ii) Joint Revenue Sharing Arrangements; (iii) IMAX Systems; (iv) IMAX Maintenance; (v) Other Theater Business; (vi) Film Distribution; (vii) Film Post-Production; and (viii) New Business Initiatives.

IMAX Technology Network

The IMAX Technology Network category earns revenue based on contingent box office receipts. Included in the IMAX Technology Network category are the IMAX DMR segment and contingent rent from the Joint Revenue Sharing Arrangement (“JRSA”), which are each described in more detail below.

IMAX DMR

IMAX DMR is a proprietary technology that digitally remasters films into IMAX formats. In a typical IMAX DMR film arrangement, the Company receives a percentage of the box office receipts from a movie studio in exchange for converting a commercial film into IMAX DMR format and distributing it through the IMAX network. The fee earned by the Company in a typical IMAX DMR arrangement averages approximately 12.5% of box office receipts (i.e., GBO receipts less applicable sales taxes), except for within Greater China, where the Company receives a lower percentage of net box office receipts for certain Hollywood films.

IMAX DMR digitally enhances the image resolution of films for projection on IMAX screens while maintaining or enhancing the visual clarity and sound quality to levels for which The IMAX Experience is known. In addition, the original soundtrack of a film to be exhibited in IMAX theaters is remastered for IMAX digital sound systems. Unlike the soundtracks played in conventional theaters, IMAX remastered soundtracks are uncompressed and full fidelity. IMAX sound systems use proprietary loudspeaker systems and proprietary surround sound configurations that ensure every theater seat is in an optimal listening position.

IMAX films also benefit from enhancements made by individual filmmakers exclusively for the IMAX release of the film. Collectively, the Company refers to these enhancements as “IMAX DNA”. Filmmakers and movie studios have sought IMAX-specific enhancements in recent years to generate interest in and excitement for their films. Such enhancements include shooting films with IMAX cameras to increase the audience’s immersion in the film and to take advantage of the unique dimensions of the IMAX screen by projecting the film in a larger aspect ratio that delivers up to 26% more image onto a standard IMAX movie screen. In select IMAX theaters worldwide, movies filmed with IMAX cameras have an IMAX-exclusive 1.43 film aspect ratio, with up to 67% more image.

In 2021, 63 IMAX films were released to the Company’s global theater network, including films such as Spider-Man: No Way Home, No Time to Die, Dune, F9, The Battle at Lake Changjin, Detective Chinatown 3, Godzilla vs. Kong, Shang-Chi and the Legend of the Ten Rings, The Eternals, and Black Widow. The films released in 2021 include 10 with IMAX DNA and 32 local language films released in China (21), Japan (9), Russia (1) and South Korea (1). In 2020, 31 IMAX films were released to the Company’s global theater network, including five with IMAX DNA, and 17 local language films released in China (10), Russia (3), Japan (3), and South Korea (1). In 2019, 60 IMAX films were released to the Company’s global theater network, including six with IMAX DNA, and 18 local language films released in China (14), Japan (1), South Korea (1), India (1) and Russia (1).

Management believes that growth in international box office remains an important driver of growth for the Company. To support continued growth in international markets, the Company has sought to bolster its international film strategy, supplementing its slate of Hollywood films with appealing local language IMAX films released in select markets, particularly in China. The Company expects to announce additional local language IMAX films to be released to its global theater network in 2022.

To date, in 2022, eight titles have been released to the global IMAX theater network, including one released in connection with a live performance/interactive event, and the Company has announced the following 18 titles to be released later in 2022:

Scheduled
Title	Studio	Release Date(1)	IMAX DNA
The Batman	Warner Bros. Pictures	March 2022	None
Notre-Dame Brûle	Pathe	March 2022	Filmed in IMAX
Morbius	Sony Pictures	April 2022	None
Ambulance	Universal Pictures	April 2022	None
Fantastic Beasts: The Secrets of Dumbledore	Warner Bros. Pictures	April 2022	TBD
Doctor Strange In The Multiverse of Madness	Walt Disney Studios	May 2022	Filmed in IMAX
Top Gun: Maverick	Paramount Pictures	May 2022	Filmed in IMAX
Jurassic World: Dominion	Universal Pictures	June 2022	None
Lightyear	Walt Disney Studios	June 2022	Expanded Aspect Ratio
Minions: The Rise Of Gru	Universal Pictures	July 2022	None
Thor: Love & Thunder	Walt Disney Studios	July 2022	Filmed in IMAX
Nope	Universal Pictures	July 2022	Filmed in IMAX
Black Adam	Warner Bros. Pictures	July 2022	TBD
Spider-Man: Into the Spiderverse Sequel	Sony Pictures	October 2022	TBD
The Flash	Warner Bros. Pictures	November 2022	TBD
Black Panther 2: Wakanda Forever	Walt Disney Studios	November 2022	TBD
Creed 3	MGM	November 2022	Filmed in IMAX
Avatar 2	Walt Disney Studios	December 2022	TBD

(1)

The scheduled release dates in the table above are subject to change, including as a result of the impact of the COVID-19 pandemic, may vary by territory, and may not reflect the date(s) of limited premiere events. See “Risk Factors – The Company has experienced a significant decrease in its revenues, earnings and cash flows due to the COVID-19 pandemic and its business, financial condition and results of operations may continue to be significantly harmed in future reporting periods” in Part I, Item 1A.

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

Joint revenue sharing arrangements have been an important factor in the expansion of the Company’s commercial theater network. Joint revenue sharing arrangements allow commercial theater exhibitors to install IMAX Theater Systems without the significant initial capital investment required in a sale or sales-type lease arrangement. Joint revenue sharing arrangements drive recurring cash flows and earnings for the Company as customers under these arrangements pay the Company a portion of their ongoing box office receipts. The Company funds its investment in equipment for joint revenue sharing arrangements through cash flows from operations. As of December 31, 2021, the Company had 909 theaters in operation under joint revenue sharing arrangements, a 2% increase as compared to the 890 theaters in operation under joint revenue sharing arrangements as of December 31, 2020. The Company also had contracts in backlog for 316 theaters under joint revenue sharing arrangements as of December 31, 2021, including 82 upgrades to existing theater locations and 234 new theater locations.

IMAX Technology Sales and Maintenance

The IMAX Technology Sales and Maintenance category earns revenue principally from the sale or sales-type lease of IMAX Theater Systems, as well as from the maintenance of IMAX Theater Systems. To a lesser extent, the IMAX Technology Sales and Maintenance category also earns revenue from certain hybrid joint revenue sharing arrangements and certain ancillary theater business activities. These activities are described in more detail below under the captioned section for each respective segment.

IMAX Systems

The IMAX Systems segment provides IMAX Theater Systems to exhibitors through sale arrangements or long-term lease arrangements that for accounting purposes are classified as sales-type leases. Under these arrangements, in exchange for providing the IMAX Theater System, the Company earns initial fees and ongoing consideration, which can include fixed annual minimum payments and contingent fees in excess of the minimum payments, as well as maintenance and extended warranty fees (see “IMAX Maintenance” below). The initial fees vary depending on the system configuration and location of the theater. Initial fees are paid to the Company in installments between the time of signing the arrangement and the time of system installation, which is when the total of these fees, in addition to the present value of future annual minimum payments, are recognized as revenue. Finance income is recognized over the term of a financed sale or sales-type lease arrangement. In addition, in sale arrangements, an estimate of the contingent fees that may become due if certain annual minimum box office receipt thresholds are exceeded, is recorded as revenue in the period when the sale is recognized and is adjusted in future periods based on actual results and changes in estimates. Such variable consideration is only recognized on sales transactions to the extent the Company believes there is not a risk of significant revenue reversal.

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

IMAX Maintenance

IMAX Theater System arrangements also include a requirement for the Company to provide maintenance services over the life of the arrangement in exchange for an extended warranty and annual maintenance fee paid by the theater owner or operator. Under these arrangements, the Company provides preventative and emergency maintenance services to ensure that each presentation is up to the highest IMAX quality standard. Annual maintenance fees are paid throughout the duration of the term of the theater agreements.

Other Theater Business

The Other Theater Business segment principally includes after-market sales of IMAX Theater System parts and 3D glasses.

Film Distribution and Post-Production

Through its Film Distribution segment, the Company distributes large-format documentary films, primarily to institutional theaters. The Company receives as its distribution fee either a fixed amount or a fixed percentage of the theater box office receipts and following the recoupment of its costs, is typically entitled to receive an additional percentage of gross revenues as participation revenues.

The ownership rights to the films distributed by the Company may be held by the film’s sponsors, third-party film investors and/or the Company. As of December 31, 2021, the Company has distribution rights with respect to 53 films, which cover subjects such as space, wildlife, music, sports, history, and natural wonders.

In addition, the Company continues to evolve its platform to bring new, innovative events and experiences to audiences worldwide. The Company has a connected IMAX theater footprint capable of delivering live, interactive content with low latency and superior sight and sound. As of December 31, 2021, 68 theaters in the IMAX network were configured to enable the streaming of live events with additional theaters expected to go-live throughout 2022.

In the fourth quarter of 2021, the Company distributed a Kanye West and Drake concert to 35 IMAX theaters across the United States and Canada through a partnership with Amazon Music. In the fourth quarter of 2021, the Company also held special screenings of Joel Coen’s The Tragedy of Macbeth, including a live Q&A with Mr. Coen and actress Frances McDormand streamed from the IMAX theater in Lincoln Square, New York, and West Side Story, featuring a live Q&A with director Steven Spielberg and his cast, which was streamed from the IMAX theater of Century City, California. Also, in the first quarter of 2022, the Company partnered with Disney to hold a special screening of The Beatles: Get Back – The Rooftop Concert, featuring a live Q&A with director and producer Peter Jackson streaming to 68 IMAX theaters worldwide.

The Company continues to believe that the IMAX network serves as a valuable platform to launch and distribute original content.

Through its Film Post-Production segment, the Company provides film post-production and quality control services for large-format films, whether produced by IMAX or third parties, and digital post-production services.

New Business Initiatives

The New Business Initiatives segment includes activities related to the expansion of the IMAX brand across new lines of business and initiatives, which seek to leverage the Company’s proprietary, innovative technologies, its leadership position in the entertainment technology space, its unique relationship with content creators, and its brand.

In September 2018, the Company launched IMAX Enhanced, a new initiative to bring The IMAX Experience into the home, in partnership with audio leader DTS (an Xperi subsidiary). IMAX Enhanced provides end-to-end premium technology across streaming content and best-in-class entertainment devices, offering consumers high-fidelity playback of image and sound in the home and beyond, including the following features:

•	IMAX’s expanded aspect ratio, which is available on select titles and streaming platforms, including Disney+ and features the full scale and scope of The IMAX Experience as the filmmakers intended;
•	IMAX’s proprietary remastering technology, which produces a more vivid, higher-fidelity 4K HDR images on today’s best televisions; and
•	IMAX signature sound, which is specially recreated and calibrated for the home by DTS to unlock more immersive audio.

To be certified as IMAX Enhanced, leading consumer electronics manufacturers spanning 4K/8K televisions, projectors, A/V receivers, loudspeakers, soundbars and smartphones must meet a carefully prescribed set of audiovisual performance standards, set by a certification committee of IMAX and DTS engineers, along with some of Hollywood’s leading technical specialists.

At present, certified global device partners include Sony Electronics, Hisense, TCL, Phillips, Xiaomi, Sound United and Honor, among others. More than 150 IMAX Enhanced titles are now available across six of the biggest streaming platforms worldwide, including Disney+, Sony Bravia CORE, Tencent Video, iQiyi, Tsutaya TV and Rakuten TV.

The Company’s collaboration with Disney, which was announced in November 2021, allows fans to stream 14 Marvel titles in IMAX’s Expanded Aspect Ratio at home on Disney+. The 14 titles available on Disney+ include Shang-Chi and The Legend of The Ten Rings and Eternals, as well as Iron Man, Guardians of the Galaxy, Guardians of the Galaxy Vol. 2, Captain America: Civil War, Doctor Strange, Thor: Ragnarok, Black Panther, Avengers: Infinity War, Ant-Man and The Wasp, Captain Marvel, Avengers: Endgame, and Black Widow (content availability varies by region). The launch of IMAX Enhanced on Disney+ served as a focal point of Disney’s “Disney+ Day” two-year anniversary event, earning significant positive media coverage and providing strong brand exposure for IMAX by expanding the Company’s in-home entertainment footprint to more than 80 million subscribers.

IMAX Enhanced and the collaboration with Disney is part of the Company’s next evolutionary step to grow beyond Hollywood blockbusters and extend the IMAX brand and technology further into the streaming environment.

Other

The Company derives a small portion of its revenues from other sources including one owned and operated IMAX theater in Sacramento, California; a commercial arrangement with one theater resulting in the sharing of profits and losses; the provision of management services to three other theaters; renting its proprietary 2D and 3D large-format film and digital cameras to third-party production companies; and also offering production advice and technical assistance to both documentary and Hollywood filmmakers.

IMAX NETWORK AND BACKLOG

IMAX Network

The following table provides detailed information about the IMAX network by theater type and geographic location as of December 31, 2021 and 2020:

	December 31, 2021				December 31, 2020
	Commercial Multiplex	Commercial Destination	Institutional	Total	Commercial Multiplex	Commercial Destination	Institutional	Total
United States	363	4	27	394	367	4	30	401
Canada	39	1	7	47	39	1	7	47
Greater China(1)	768	—	15	783	729	—	16	745
Western Europe	116	4	8	128	115	4	8	127
Asia (excluding Greater China)	122	2	2	126	123	2	2	127
Russia & the CIS	70	—	—	70	68	—	—	68
Latin America(2)	51	1	11	63	51	1	11	63
Rest of the World	70	—	2	72	70	—	2	72
Total(3)	1,599	12	72	1,683	1,562	12	76	1,650

(1)	Greater China includes China, Hong Kong, Taiwan, and Macau.

(2)	Latin America includes South America, Central America, and Mexico.
(3)	Period-to-period changes in the table above are reported net of the effect of permanently closed theaters.

The Company currently believes that over time its commercial multiplex network could grow to approximately 3,318 IMAX theaters worldwide from the 1,599 operating as of December 31, 2021. The Company believes that the majority of its future growth will come from international markets. As of December 31, 2021, 74% of IMAX Theater Systems in operation were located within international markets (defined as all countries other than the United States and Canada), compared to 73% as of December 31, 2020. Accordingly, the GBO and revenues derived from international markets continue to exceed the GBO and revenues derived from the United States and Canada. Risks associated with the Company’s international business are outlined in “Risk Factors – The Company conducts business internationally, which exposes it to uncertainties and risks that could negatively affect its operations, sales and future growth prospects” in Part I, Item 1A.

Greater China is the Company’s largest market, measured by revenues, with approximately 44% and 38% of consolidated revenues generated from its Greater China operations in the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, the Company had 783 theaters operating in Greater China with an additional 215 theaters in backlog. The Company’s backlog in Greater China represents 44% of its total current backlog, including upgrades in system type. The Company’s largest single international partnership is in China with Wanda. As of December 31, 2021, through the Company’s partnership with Wanda, there are 369 IMAX Theater Systems operational in Greater China, of which 355 are under the parties’ joint revenue sharing arrangement.

(See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Impact of COVID-19 Pandemic”)

(See “Risk Factors – The Company faces risks in connection with its significant presence in China and the continued expansion of its business there”, “Risk Factors – General political, social and economic conditions can affect the Company’s business by reducing both revenues generated from existing IMAX Theater Systems and the demand for new IMAX Theater Systems”, and “Risk Factors – The Company may not convert all of its backlog into revenue and cash flows” in Part I, Item 1A.)

(See “Risk Factors – The Company has experienced a significant decrease in its revenues, earnings and cash flows due to the COVID-19 pandemic and its business, financial condition and results of operations may continue to be significantly harmed in future reporting periods” in Part I, Item 1A.)

The following tables provide detailed information about the commercial multiplex theaters in operation within the IMAX network by arrangement type and geographic location as of December 31, 2021 and 2020:

	December 31, 2021
	Commercial Multiplex Theaters in IMAX Network
	Traditional JRSA	Hybrid JRSA	Sale / Sales- type Lease	Total
Domestic Total (United States & Canada)	274	5	123	402
International:
Greater China	392	111	265	768
Asia (excluding Greater China)	33	2	87	122
Western Europe	47	28	41	116
Russia & the CIS	—	—	70	70
Latin America	1	—	50	51
Rest of the World	16	—	54	70
International Total	489	141	567	1,197
Worldwide Total(1)	763	146	690	1,599

	December 31, 2020
	Commercial Multiplex Theaters in IMAX Network
	Traditional JRSA	Hybrid JRSA	Sale / Sales- type Lease	Total
Domestic Total (United States & Canada)	276	5	125	406
International:
Greater China	376	106	247	729
Asia (excluding Greater China)	33	2	88	123
Western Europe	48	27	40	115
Russia & the CIS	—	—	68	68
Latin America	1	—	50	51
Rest of the World	16	—	54	70
International Total	474	135	547	1,156
Worldwide Total(1)	750	140	672	1,562

(1)	Period-to-period changes in the tables above are reported net of the effect of permanently closed theaters.

Backlog

The following table provides detailed information about the Company’s backlog as of December 31, 2021 and 2020:

	December 31, 2021								December 31, 2020
	Number of				Dollar Value				Number of				Dollar Value
	Systems				(in thousands)				Systems				(in thousands)
	New		Upgrade		New		Upgrade		New		Upgrade		New		Upgrade
Sales and sales-type lease arrangements	163		10		$190,280		$11,532		175		10		$200,296		$13,135
Hybrid joint revenue sharing arrangements	126		6		91,704		4,785		140		7		99,911		5,560
Traditional joint revenue sharing arrangements	108	(1)	76	(1)	200	(2)	5,500	(2)	115	(1)	80	(1)	200	(2)	5,500	(2)
	397		92		$282,184		$21,817		430		97		$300,407		$24,195

(1)	Includes 44 IMAX Theater Systems (2020 ― 46) where the customer has the option to convert from a joint revenue sharing arrangement to a sales arrangement.
(2)

The consideration owed under joint revenue sharing arrangements, which are accounted for as leases, is typically contingent on the box office receipts earned by the exhibitor. Accordingly, such arrangements do not usually have a dollar value in backlog; however, certain joint revenue sharing arrangements provide for contracted upfront payments and therefore carry a backlog value based on those payments.

The number of IMAX Theater Systems in backlog reflects the minimum number of commitments under signed contracts. The dollar value fluctuates depending on the number of new arrangements signed from year-to-year, which adds to backlog and the installation and acceptance of IMAX Theater Systems and the settlement of contracts, both of which reduce backlog. The dollar value of backlog typically represents the fixed contracted revenue under signed IMAX Theater System sale and lease agreements that the Company expects to recognize as revenue upon installation and acceptance of the associated system, as well as an estimate of variable consideration in sales arrangements. The value of backlog does not include amounts allocated to maintenance and extended warranty revenues or revenue from theaters in which the Company has an equity interest, operating leases, and long-term conditional theater commitments. The Company believes that the contractual obligations for IMAX Theater System installations that are listed in backlog are valid and binding commitments.

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

Certain of the Company’s contracts contain options for the customer to elect to upgrade system type during the term or to alter the contract structure (for example, from a joint revenue sharing arrangement to a sale) after signing, but before installation. Current backlog information reflects all known elections.

The following tables provide detailed information about the Company’s backlog by arrangement type and geographic location as of December 31, 2021 and 2020:

	December 31, 2021
	IMAX Theater System Backlog
	Traditional JRSA	Hybrid JRSA	Sale / Sales-type Lease	Total
Domestic Total (United States & Canada)	120	3	6	129
International:
Greater China	44	100	71	215
Asia (excluding Greater China)	3	15	31	49
Western Europe	11	12	6	29
Russia & the CIS	—	1	16	17
Latin America	3	—	10	13
Rest of the World	3	1	33	37
International Total	64	129	167	360
Worldwide Total	184	132	173	489	(1)

	December 31, 2020
	IMAX Theater System Backlog
	Traditional JRSA	Hybrid JRSA	Sale / Sales-type Lease	Total
Domestic Total (United States & Canada)	122	3	8	133
International:
Greater China	50	114	87	251
Asia (excluding Greater China)	5	15	30	50
Western Europe	12	13	5	30
Russia & the CIS	—	1	15	16
Latin America	3	—	7	10
Rest of the World	3	1	33	37
International Total	73	144	177	394
Worldwide Total	195	147	185	527	(2)

(1)	Includes 158 new IMAX Laser Theater Systems and 92 upgrades of existing locations to IMAX Laser Theater Systems.
(2)	Includes 157 new IMAX Laser Theater Systems and 97 upgrades of existing locations to IMAX Laser Theater Systems.

Approximately 74% of IMAX Theater System arrangements in backlog as of December 31, 2021 are scheduled to be installed in international markets (2020 ― 75%).

(See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Impact of COVID-19 Pandemic” and “Risk Factors – The Company has experienced a significant decrease in its revenues, earnings and cash flows due to the COVID-19 pandemic and its business, financial condition and results of operations may continue to be significantly harmed in future reporting periods” in Part I, Item 1A.)

Signings and Installations

The following tables provide detailed information about IMAX Theater System signings and installations for the years ended December 31, 2021 and 2020:

	Years Ended December 31,
	December 31, 2021	December 31, 2020
Theater System Signings:
New IMAX Theater Systems
Sales and sales-type lease arrangements	20	28
Hybrid joint revenue sharing lease arrangements	—	18
Traditional joint revenue sharing arrangements	9	2
Total new IMAX Theater Systems	29	48
Upgrades of IMAX Theater Systems	7	17
Total IMAX Theater System signings	36	65

	Years Ended December 31,
	December 31, 2021	December 31, 2020
Theater System Installations:
New IMAX Theater Systems(1)
Sales and sales-type lease arrangements	35	27
Hybrid joint revenue sharing lease arrangements	9	5
Traditional joint revenue sharing arrangements	18	23
Total new IMAX Theater Systems	62	55
Upgrades of IMAX Theater Systems	13	16
Total IMAX Theater System installations	75	71

(1)

Includes nine IMAX Xenon Theater Systems that were relocated from their original location (2020 ― three). When a theater system under a sales or sales-type lease arrangement is relocated, the amount of revenue earned by the Company may vary from transaction-to-transaction and is usually less than the amount earned for a new sale. In certain situations when a theater system is relocated, the original location is upgraded to an IMAX Laser Theater System.

(See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Impact of COVID-19 Pandemic” and “Risk Factors – The Company has experienced a significant decrease in its revenues, earnings and cash flows due to the COVID-19 pandemic and its business, financial condition and results of operations may continue to be significantly harmed in future reporting periods” in Part I, Item 1A.)

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements and related disclosures in accordance with U.S. GAAP requires management to make judgments, assumptions, and estimates that affect the amounts reported in the Company’s Consolidated Financial Statements and accompanying notes. Management’s judgments, assumptions, and estimates are based on historical experience, future expectations, and other factors that are believed to be reasonable as of the date of the Company’s Consolidated Financial Statements. Actual results may ultimately differ from the Company’s original estimates, as future events and circumstances sometimes do not develop as expected, and the differences may be material. Management believes that the following are the Company’s most critical accounting estimates, which are not ranked in any particular order, that may affect the Company’s reported results of operations and/or financial condition. The Company’s significant accounting policies are described in Note 3 of Notes to Consolidated Financial Statements in Part II, Item 8.

Revenue Recognition

The application of U.S. GAAP related to the measurement and recognition of revenue requires management to make judgments and estimates. In addition, revenue contracts with nonstandard terms and conditions may require significant interpretation to determine the appropriate accounting.

IMAX Theater Systems

The Company evaluates each of the performance obligations in an IMAX Theater System arrangement to determine which are considered distinct, either individually or in a group, for accounting purposes and which of the deliverables represent separate performance obligations. The transaction price in an IMAX Theater System arrangement is allocated to each good or service that is identified as a separate performance obligation based on estimated standalone selling prices. This allocation is based on observable prices when the Company sells the good or service separately.

The Company’s “System Obligation” consists of the following: (i) an IMAX Theater System, which includes the projector, sound system, screen system and, if applicable, a 3D glasses cleaning machine; (ii) services associated with the IMAX Theater System, including theater design support, the supervision of installation services, and projectionist training; and (iii) a license to use the IMAX brand to market the theater. The System Obligation, as a group, is a distinct performance obligation. The Company is not responsible for the physical installation of the equipment in the customer’s facility; however, it supervises the installation by the customer. The customer has the right to use the IMAX brand from the date the Company and the customer enter into an arrangement.

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

Constraints on the Recognition of Variable Consideration

The transaction price for the System Obligation, other than for IMAX Theater Systems delivered pursuant to joint revenue sharing arrangements, consists of upfront or initial payments made before and after the final installation of the system and ongoing payments throughout the term of the arrangement. The Company estimates the transaction price, including an estimate of future variable consideration, received in exchange for the goods delivered or services rendered. The arrangement for the sale of an IMAX Theater System includes indexed minimum payment increases over the term of the arrangement, as well as the potential for additional payments owed by the customer if certain minimum box office receipt thresholds are exceeded. In addition, hybrid sales arrangements include amounts owed by the customer based on a percentage of their box office receipts over the term of the arrangement. These contract provisions are considered to be variable consideration. An estimate of the present value of such variable consideration is recognized as revenue upon the transfer of control of the System Obligation to the customer, subject to constraints to ensure that there is not a risk of significant revenue reversal.

Variable consideration related to indexed minimum payment increases is outside of the Company’s control, but the movement in the rates is historically well documented and economic trends in inflation are easily accessible. Accordingly, for each contract subject to an indexed minimum payment increase, the Company estimates the most likely amount using published indices. The amount of the estimated minimum payment increase is then recorded at its present value as of the date of recognition using the customer’s implied borrowing rate.

Variable consideration related to the level of the customer’s box office receipts is outside of the Company’s control as it is dependent upon the future commercial success of the films released to the IMAX network. The estimated variable consideration initially recognized by the Company is based on management’s box office projections for the theater, which are developed using historical box office data for that theater and, if necessary, comparable theaters and territories. Using this data, management applies its understanding of these theater markets to estimate the most likely amount of variable consideration to be earned over the term of the arrangement. Management then applies a constraint to this estimate by reducing the projection by a percentage factor for theaters or markets with no or limited historical box office experience. In cases where direct historical experience can be observed, average historical box office results, eliminating significant outliers, is used. The resulting amount of variable consideration is then recorded at its present value as of the date of recognition using a risk-weighted discount rate. The Company reviews its variable consideration assets on at least a quarterly basis considering recent box office performance and, when applicable, updated box office projections for future periods.

Current Expected Credit Losses

The ability of the Company to collect its accounts receivable, financing receivables, and variable consideration receivables is dependent on the viability and solvency of individual theater operators which is significantly influenced by consumer behavior and general economic conditions. Theater operators and, in certain situations, movie studios, may experience financial difficulties that could cause them to be unable to fulfill their payment obligations to the Company.

The Company develops its estimate of credit losses by class of receivable and customer type through a calculation that utilizes historical loss rates which are then adjusted for specific receivables that are judged to have a higher-than-normal risk profile after taking into account management’s internal credit quality classifications, as well as macro-economic and industry risk factors.

Judgments regarding the collectability of accounts receivable, financing receivables, and variable consideration receivables, and the amount of any required allowance for credit losses, are based on management’s initial credit evaluation of the customer and the regular ongoing monitoring of the credit quality of each customer. This monitoring process includes an analysis of collections history and aging for each customer, as well as meetings on at least a monthly basis to identify credit concerns and potential changes in credit quality classification. A customer may improve their credit quality classification once a substantial payment is made on an overdue balance or when the customer has agreed to a payment plan and payments have commenced in accordance with that plan. Changes in credit quality classification are dependent upon management approval.

Management’s judgments regarding expected credit losses are based on the facts available to management at the time that the Consolidated Financial Statements are prepared and involve estimates about the future. Due to the unprecedented nature of the COVID-19 pandemic and its effect on the theatrical exhibition industry, the ability of the Company’s customers to meet their financial obligations is difficult to predict. As a result, the Company’s judgments and associated estimates of credit losses may ultimately prove, with the benefit of hindsight, to be incorrect.

(See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Impact of COVID-19 Pandemic”. See Note 5 of Notes to Consolidated Financial Statements in Part II, Item 8.)

Inventories

The Company records write-downs for excess and obsolete inventory based upon management’s judgments regarding future events and business conditions, including the anticipated installation dates for the current backlog of theater system contracts, contracts in negotiation, technological developments, growth prospects within the customers’ ultimate marketplace, and anticipated market acceptance of the Company’s current and pending theater systems.

(See Note 8 of Notes to Consolidated Financial Statements in Part II, Item 8.)

Asset Impairments

Goodwill

Goodwill represents the excess of the purchase price paid over the fair value of net assets acquired in a business combination. Goodwill is not amortized, but is tested annually for impairment at the reporting unit level in the fourth quarter of the year and between annual tests if indicators of potential impairment exist. These indicators could include a decline in the Company’s stock price and market capitalization, a significant change in the outlook for the reporting unit's business, including projections of future box office results and IMAX Theater System installations, lower than expected operating results, increased competition, legal factors, or the sale or disposition of a significant portion of a reporting unit. For reporting units with goodwill, an impairment loss is recognized for the amount by which the reporting unit's carrying value, including goodwill, exceeds its fair value. The carrying value of each reporting unit is based on a systematic and rational allocation of certain assets and liabilities. The fair value of each reporting unit is assessed using a discounted cash flow model based on management’s current short-term forecast and estimated long-term projections, against which various sensitivity analyses are performed. The discount rates used in the cash flow model are derived based on the Company’s estimated weighted average cost of capital. These estimates and the likelihood of future changes in these estimates depend on a number of underlying variables and a range of possible outcomes.

In the fourth quarter of 2021, the Company performed its annual goodwill impairment test considering the latest available information and determined that its goodwill was not impaired. As of December 31, 2021, the Company’s total Goodwill was $39.0 million, of which $19.1 million relates to the IMAX Systems reporting unit, $13.5 million relates to the Joint Revenue Sharing Arrangement reporting unit, and $6.4 million relates to the IMAX Maintenance reporting unit.

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

Share-Based Compensation

The Company issues share-based compensation to eligible employees, directors, and consultants under the IMAX Corporate Second Amended and Restated Long-Term Incentive Plan (as may be amended, the “IMAX LTIP”) and the China Long-Term Incentive Plan (the “China LTIP”) as summarized below. The IMAX LTIP is the Company’s governing document and awards to employees, directors, and consultants under this plan may consist of stock options, restricted share units (“RSUs”), performance stock units (“PSUs”) and other awards. A separate stock option plan, the China LTIP, was adopted by a subsidiary of the Company in October 2012.

The Company measures share-based compensation expense using the grant date fair value of the award (as defined below), which is recognized as an expense in the Consolidated Statements of Operations on a straight-line basis over the requisite service period. Share-based compensation expense is not adjusted for estimated forfeitures, but is instead adjusted when and if actual forfeitures occur.

The Company grants two types of PSU awards, one which vests based on a combination of employee service and the achievement of certain EBITDA-based targets, and one which vests based on a combination of employee service and the achievement of total shareholder return (“TSR”) targets. The achievement of the EBITDA and TSR targets in these PSUs is determined over a three-year performance period. At the conclusion of the three-year performance period, the number of PSUs that ultimately vest can range from 0% to a maximum vesting opportunity of 175% of the initial award, depending upon actual performance versus the established EBITDA and share-price targets.

The grant date fair value of PSUs with EBITDA-based targets is equal to the closing price of the Company’s common shares on the date of grant or the average closing price of the Company’s common shares for five days prior to the date of grant. The grant date fair value of PSUs with TSR targets is determined on the grant date using a Monte Carlo simulation, which is a valuation model that considers the likelihood of achieving the TSR targets embedded in the award (“Monte Carlo Model”). The compensation expense attributable to each type of PSU is recognized on a straight-line basis over the requisite service period.

The fair value determined by the Monte Carlo Model is affected by the Company’s share price, as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, market conditions as of the grant date, the Company’s expected share price volatility over the term of the award, and other relevant data. The compensation expense is fixed on the date of grant based on the dollar value of the PSUs granted.

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

(See Note 17(b) of Notes to Consolidated Financial Statements in Part II, Item 8.)

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

The Company assesses the realization of deferred income tax assets and based on all available evidence, concludes whether it is more likely than not that the net deferred income tax assets will be realized. A valuation allowance is provided for the amount of deferred income tax assets not considered to be realizable. In assessing the need for a valuation allowance, management considers, among other things, projections of future taxable income and ongoing prudent and feasible tax planning strategies. If management determines that sufficient negative evidence exists (for example, if the Company experiences cumulative three-year losses in a certain jurisdiction), then management will consider recording a valuation allowance against all or a portion of the deferred tax assets in that jurisdiction. If, after recording a valuation allowance, management’s projections of future taxable income and other positive evidence considered in evaluating the need for a valuation allowance prove, with the benefit of hindsight, to be inaccurate, it could prove more difficult to support the realization of these deferred tax assets. As a result, an additional valuation allowance could be required, which would have an adverse impact on the Company’s effective income tax rate and results. Conversely, if, after recording a valuation allowance, management determines that sufficient positive evidence exists in the jurisdiction in which a valuation allowance is recorded (for example, if the Company is no longer in a three-year cumulative loss position in the jurisdiction, and management expects to have future taxable income in that jurisdiction based upon management’s forecasts and the expected timing of deferred tax asset reversals), the Company may reverse all or a portion of the valuation allowance in that jurisdiction. In such situations, the adjustment made to the deferred tax asset would have a favorable impact on the Company’s effective income tax rate and results in the period such determination was made.

As of December 31, 2021, the Company’s Consolidated Balance Sheets include net deferred income tax assets of $13.9 million, net of a valuation allowance of $46.0 million (December 31, 2020 — $18.0 million, net of a valuation allowance of $28.8 million). For the years ended December 31, 2021 and 2020, the Company recorded a valuation allowance of $17.2 million and $28.6 million, respectively, where management cannot reliably forecast that sufficient future tax liabilities will arise in specific jurisdictions, which includes the long-term impact of the COVID-19 pandemic. The valuation allowance is expected to reverse at the point in time when management determines it is more likely than not that the Company will incur sufficient tax liabilities to allow it to utilize the deferred tax assets against which the valuation allowance is recorded. Despite the valuation allowance recorded against its deferred tax assets, the Company remains entitled to benefit from tax attributes which currently have a valuation allowance applied to them.

(See Notes 12(d) and 12(g) of Notes to Consolidated Financial Statements in Part II, Item 8.)

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

(See Note 12(h) of Notes to Consolidated Financial Statements in Part II, Item 8.)

RECENTLY ISSUED ACCOUNTING STANDARDS

Please see Note 4 of Notes to Consolidated Financial Statements in Part II, Item 8 for a discussion of recently issued accounting standards and their impact on the Company’s financial statements.

RESULTS OF OPERATIONS

The Company’s business and future prospects are evaluated by Richard L. Gelfond, its Chief Executive Officer (“CEO”), using a variety of factors and financial and operational metrics including: (i) IMAX box office performance and the securing of new IMAX DMR films and other events to be exhibited in IMAX theaters; (ii) the signing, installation, and financial performance of theater system arrangements, particularly those involving laser-based projection systems; (iii) the success of the Company’s investments in business evolution and brand extensions, including the distribution of live events to the IMAX network and IMAX Enhanced, (iv) revenues and gross margins earned by the Company’s segments, as discussed below; (v) consolidated earnings from operations, as adjusted for unusual items; (vi) the continuing ability to invest in and improve the Company’s technology to enhance the differentiation of The IMAX Experience versus other out-of-home experiences; (vii) the overall execution, reliability, and consumer acceptance of The IMAX Experience; and (viii) short- and long-term cash flow projections.

The CEO is the Company’s Chief Operating Decision Maker (“CODM”), as such term is defined under U.S. GAAP. The CODM, along with other members of management, assess segment performance based on segment revenues and gross margins. Selling, general and administrative expenses, research and development costs, the amortization of intangible assets, provisions for (recoveries of) current expected credit losses, certain write-downs, interest income, interest expense, and income tax (expense) benefit are not allocated to the Company’s segments.

The Company’s reportable segments are organized into the following four categories: (i) IMAX Technology Network; (ii) IMAX Technology Sales and Maintenance; (iii) Film Distribution and Post-Production; and (iv) New Business Initiatives. Within these categories are the Company’s following reportable segments: (i) IMAX DMR; (ii) Joint Revenue Sharing Arrangements; (iii) IMAX Systems, (iv) IMAX Maintenance; (v) Other Theater Business; (vi) Film Distribution; (vii) Film Post-Production; and (viii) New Business Initiatives, each of which are described above under “Sources of Revenue.” This categorization is consistent with how the CODM reviews the financial performance of the Company and makes strategic decisions regarding resource allocation and investments to meet long-term business goals. Management believes that a discussion and analysis based on the four categories listed above is significantly more relevant and useful to readers, as the Company’s Consolidated Statements of Operations captions combine results from several segments.

The discussion of the Company’s results of operations below compares results for the years ended December 31, 2021 and 2020. A discussion of the Company’s results of operations comparing results for the years ended December 31, 2020 and 2019 is included under the section entitled “Results of Operations” in Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, and is incorporated by reference into this Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Results of Operations for the Years Ended December 31, 2021 and 2020

For the year ended December 31, 2021, the Company reported a net loss attributable to common shareholders of $(22.3) million, or $(0.38) per diluted share, as compared to a net loss attributable to common shareholders of $(143.8) million, or $(2.43) per diluted share, for the year ended December 31, 2020.

For the year ended December 31, 2021, the Company reported an adjusted net loss attributable to common shareholders* of $(8.4) million, or $(0.14) per diluted share*, as compared to an adjusted net loss attributable to common shareholders* of $(112.1) million, or $(1.89) per diluted share*, for the year ended December 31, 2020.

Revenues and Gross Margin

The following table presents the Company’s revenue and gross margin (margin loss) by category and reportable segment for the years ended December 31, 2021 and 2020:

	Revenue		Gross Margin (Margin Loss)
(In thousands of U.S. Dollars)	2021	2020	2021	2020
IMAX Technology Network
IMAX DMR	$70,659	$28,265	$44,782	$13,731
Joint Revenue Sharing Arrangements, contingent rent	46,184	17,841	21,761	(9,500)
	116,843	46,106	66,543	4,231
IMAX Technology Sales and Maintenance
IMAX Systems (1)	65,660	54,055	34,981	24,816
Joint Revenue Sharing Arrangements, fixed fees	5,406	2,056	1,343	529
IMAX Maintenance	53,339	21,999	27,572	3,068
Other Theater Business (2)	2,363	1,666	398	(438)
	126,768	79,776	64,294	27,975
Film Distribution and Post-Production	5,724	8,719	848	(10,198)
New Business Initiatives	3,704	2,226	3,399	1,878
Sub-total for reportable segments	253,039	136,827	135,084	23,886
Other	1,844	176	(678)	(2,346)
Total	$254,883	$137,003	$134,406	$21,540

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

Due to the COVID-19 pandemic, substantially all of the theaters in the IMAX network were closed for a significant portion of the first half of 2020, with the theaters in Greater China closed beginning in late-January and substantially all of the Company’s remaining theaters closed beginning in mid-to-late March. Beginning in the third quarter of 2020, stay-at-home orders and capacity restrictions were lifted in many key markets and movie theaters throughout the IMAX network gradually reopened. As a result, Hollywood and local language studios returned to a more normal cadence of film releases. In 2021, 63 new films were released to the IMAX global network, as compared to 31 in 2020, which led to a $379.0 million (146%) increase in GBO generated by IMAX films, whereas conventional theaters saw an estimated 78% increase in box office. The box office results for IMAX films in 2021 were particularly strong in the fourth quarter when GBO totaled $277.5 million, surpassing the pre-pandemic total of $241.2 million in the fourth quarter of 2019, due to the performance of films such as Spider-Man: No Way Home, No Time to Die, and Dune.

As a result of the factors discussed above, the Company’s consolidated results of operations and segment results improved significantly in 2021, when compared to the prior year, with total revenues and gross margin increasing by $117.9 million (86%) and $112.9 million, respectively. See the captioned sections below for a more detailed discussion of the Company’s segment results.

IMAX Technology Network

IMAX Technology Network results are influenced by the level of commercial success and box office performance of the films released to the network, as well as other factors including the timing of the films released, the length of the theatrical distribution window, the take rates under the Company’s DMR and joint revenue sharing arrangements, and the level of marketing spend associated with the films released in the year. Other factors impacting IMAX Technology Network results include fluctuations in the value of foreign currencies versus the U.S. Dollar.

For the year ended December 31, 2021, IMAX Technology Network revenues and gross margin increased by $70.7 million (153%) and $62.3 million, respectively, when compared to the prior year primarily due to the broader reopening of the IMAX theater network and the continued progress towards the resumption of normal operations as the theatrical exhibition industry continues to recover from the COVID-19 pandemic. See below for separate discussions of IMAX DMR and JRSA contingent rent results for the year.

IMAX DMR

For the year ended December 31, 2021, IMAX DMR revenues and gross margin increased by $42.4 million (150%) and $31.1 million, respectively, when compared to the prior year. These increases are primarily due to a $379.0 million (146%) increase in GBO generated by IMAX films, from $259.2 million in 2020 to $638.2 million in 2021. The box office results for IMAX films in 2021 were particularly strong in the fourth quarter when GBO totaled $277.5 million, surpassing the pre-pandemic total of $241.2 million in the fourth quarter of 2019, due to the performance of films such as Spider-Man: No Way Home, No Time to Die, and Dune.

For the year ended December 31, 2021, GBO was generated by the exhibition of 69 films (63 new and 6 carryovers) and the re-release of classic titles. During the year ended December 31, 2020, GBO was generated by the exhibition of 35 films (31 new and 4 carryovers) and the re-release of classic titles.

In addition to the level of revenues, IMAX DMR gross margin is also influenced by the costs associated with the films exhibited in the period, and can vary from period-to-period, particularly with respect to marketing expenses. For the year ended December 31, 2021, marketing expenses were $8.2 million, as compared to $3.4 million in the prior year.

Joint Revenue Sharing Arrangements – Contingent Rent

For the year ended December 31, 2021, JRSA contingent rent revenue and gross margin increased by $28.3 million (159%) and $31.3 million, respectively, when compared to the prior year. These increases are primarily due to a $208.1 million (159%) increase in GBO generated by theaters under joint revenue sharing arrangements, from $131.0 million in 2020 to $339.1 million in 2021.

In addition to the level of revenues, JRSA contingent rent margin is also influenced by the level of costs associated with such arrangements, such as depreciation expense related to the underlying theater systems and costs incurred to upgrade the network from IMAX Xenon Theater Systems to IMAX Laser Theater Systems, as well as advertising, marketing, and commission costs primarily for the launch of new theaters. The level of depreciation expense in a period relative to the prior year is generally a function of the growth of the theater network and the mix of theater system configurations in the network. For the year ended December 31, 2021, JRSA gross margin included depreciation expense of $22.3 million, which represents a $2.6 million (10%) decrease when compared to the prior year. The lower level of depreciation expense in the current year is due, in part, to the effect of lease term extensions entered into with exhibitor customers during the COVID-19 pandemic, partially offset by incremental depreciation expense associated with a 2% increase in the number of theaters operating under joint revenue sharing arrangements. For the year ended December 31, 2021, JRSA gross margin includes advertising, marketing, and commission costs of $1.5 million, as compared to $1.4 million in the prior year.

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

For the year ended December 31, 2021, IMAX Technology Sales and Maintenance revenue and gross margin increased by $47.0 million (59%) and $36.3 million (130%), respectively, when compared to the prior year. See below for separate discussions of IMAX Systems and IMAX Maintenance segment results for the year.

The following table provides detailed information about the mix of IMAX Theater System installed and recognized during the years ended December 31, 2021 and 2020:

	2021		2020
(In thousands of U.S. Dollars, except number of systems)	Number of Systems	Revenue	Number of Systems	Revenue
New IMAX Theater Systems:
Sales and sales-type lease arrangements(1)	35	$43,097	27	$32,420
Joint revenue sharing arrangements — hybrid	9	5,192	5	2,000
Total new IMAX Theater Systems(2)	44	48,289	32	34,420

IMAX Theater System upgrades:
Sales and sales-type lease arrangements	7	10,596	6	10,087
Joint revenue sharing arrangements — hybrid	1	775	—	—
Total upgraded IMAX Theater Systems	8	11,371	6	10,087
Total	52	$59,660	38	$44,507

(1)

The arrangement for the sale of an IMAX Theater System includes fixed upfront and ongoing consideration, including indexed annual minimum payment increases over the term of the arrangement, as well as an estimate of the contingent fees that may become due if certain annual minimum box office receipt thresholds are exceeded.

(2)

Includes seven IMAX Xenon Theater Systems that were relocated from their original location, which are subject to sales and sales-type lease arrangements (2020 — one subject to joint revenue sharing arrangements - hybrid). When a theater system under a sales or sales-type lease arrangement is relocated, the amount of revenue earned by the Company may vary from transaction-to-transaction and is usually less than the amount earned for a new sale. In certain situations when a theater system is relocated, the original location is upgraded to an IMAX Laser Theater System.

The average revenue per IMAX Theater System under sales and sales-type lease arrangements varies depending upon the number of IMAX Theater System commitments with a single respective exhibitor, an exhibitor’s location and various other factors. The average revenue per full (i.e., not hybrid), new IMAX Theater System under sales and sales-type lease arrangements was $1.5 million for the year ended December 31, 2021, as compared to $1.2 million in the prior year.

IMAX Systems

For the year ended December 31, 2021, IMAX Systems revenue and gross margin increased by $11.6 million (21%) and $10.2 million (41%) respectively, when compared to the prior year. The higher level of revenue and gross margin is the result of nine additional IMAX Theater System installations (including upgrades) under sales and sales-type lease arrangements in the current year due to an increased pace of theater system installations as the effects of the COVID-19 pandemic subside.

IMAX Maintenance

As a result of the financial difficulties faced by the theatrical exhibition industry arising out of the COVID-19 pandemic, beginning in the second quarter of 2020 and through the fourth quarter of 2021, the Company provided temporary relief to certain exhibitor customers by waiving or reducing maintenance fees during periods when theaters were closed or operating with reduced capacities. During this period, maintenance revenue was not recognized in situations when there was a reasonable likelihood that a theater would receive such relief. Due to the global reopening of the IMAX theater network and the substantial resumption of normal operations throughout the theatrical exhibition industry, as evidenced by GBO for the fourth quarter of 2021 exceeding pre-pandemic levels, the Company ended the temporary relief program for its exhibitor customers and, as a result, recognized maintenance revenue of $6.3 million that had been deferred due to the potential for the waiver or reduction of maintenance fees during the COVID-19 pandemic, including $2.5 million that had been deferred from 2020 with the remainder from the first nine months of 2021. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Impact of COVID-19 Pandemic.”)

For the year ended December 31, 2021, IMAX Maintenance segment revenue and gross margin increased by $31.3 million (142%) and $24.5 million, respectively, when compared to the prior year, due to the broader reopening of IMAX theater network in 2021 and the continued progress towards the resumption of normal operations as the theatrical exhibition industry continues to recover from the COVID-19 pandemic.

Maintenance margins vary depending on the mix of theater system configurations in the theater network, volume-pricing related to larger relationships and the timing and the date(s) of installation and/or service.

Film Distribution and Post-Production

For the year ended December 31, 2021, Film Distribution and Post-Production revenues decreased by $3.0 million (34%) and gross margin increased by $11.0 million, when compared to the prior year. The comparison of gross margin to the prior year is significantly influenced by $10.0 million of impairment losses recorded in 2020 principally to write-down the carrying value of certain documentary and alternative content film assets due to a decrease in projected box office totals and related revenues based on management’s regular quarterly recoverability assessments. There were no such losses recorded during the current year.

Selling, General and Administrative Expenses

For the year ended December 31, 2021, Selling, General and Administrative Expenses increased by $8.8 million (8%), when compared to the prior year. For the year ended December 31, 2021, Selling, General, and Administrative Expenses, excluding the impact of share-based compensation expense of $23.8 million, were $93.5 million, as compared to $87.8 million in the prior year, excluding share-based compensation expense of $20.7 million, representing an increase of $5.7 million (7%). A portion of share-based compensation expense is recognized within Cost and Expenses Applicable to Revenue and Research and Development. (See Note 17 of Notes to Consolidated Financial Statements in Part II, Item 8.)

The increase in Selling, General and Administrative Expenses versus the prior year is due to the higher level of business activity in the second half of 2021 as the effects of the COVID-19 pandemic subsided, resulting in higher staff costs, marketing expenses, and facilities related expenses. These factors are partially offset by management’s cost control efforts in the first half of 2021 during an earlier stage of the COVID-19 pandemic. Also impacting the comparison to the prior year is a $5.7 million (18%) increase in labor and other costs allocated out of Selling, General and Administrative Expenses and into costs applicable to revenues or capitalized to certain assets due to a return to a more normal level of production as the effects of the pandemic recede. By comparison, in the prior year, a large portion of the Company’s productive capacity was idle during an earlier stage of the pandemic.

For the years ended December 31, 2021 and 2020, the Company recognized $3.8 million and $7.1 million, respectively, in benefits from various COVID-19 government relief programs principally as reductions to Selling, General and Administrative Expenses ($2.9 million and $6.0 million, respectively), Costs and Expenses Applicable to Revenues ($0.9 million and $1.0 million, respectively), and Research and Development ($nil and $0.1 million, respectively). These benefits are predominantly related to the CEWS program, which ended in October 2021.

Research and Development

A significant portion of the Company’s recent research and development efforts have been focused on its laser-based projection systems, which the Company believes present greater brightness and clarity, higher contrast, a wider color gamut and deeper blacks, consume less power and last longer than other digital projection technologies, and are capable of illuminating the largest screens in the IMAX network. To a lesser extent, the Company’s recent research and development efforts have also focused on image enhancement technology, developing technologies and systems to help bring additional interactivity to its IMAX theater network.

For the year ended December 31, 2021, Research and Development expenses increased by $1.3 million (24%), when compared to the prior year.

The Company intends to continue research and development to further evolve its end-to-end technology. This includes bringing connectivity to the Company’s global theater network and experimenting with live and interactive events worldwide; developing new IMAX film cameras and certifying additional digital cameras; further improving its proprietary DMR process for the delivery of content for both theatrical and home entertainment; and further improving the reliability of its projectors, as well as enhancing the Company’s image and sound quality.

Credit Loss (Reversal) Expense, Net

For the year ended December 31, 2021, the Company recorded a net reversal of current expected credit losses of $4.0 million principally due to the reversal of previously recorded credit loss expense as a result of an improving outlook for theater operators as the theatrical exhibition industry continues to recover from the COVID-19 pandemic, as well as improved collection experience with respect to foreign studio receivable balances, partially offset by new provisions recorded in the period.

For the year ended December 31, 2020, the Company recorded a provision for current expected credit loss of $18.6 million which reflected judgments made by management regarding the potential effects of the COVID-19 pandemic on the credit quality of Company’s theater and studio related receivable balances.

Management’s judgments regarding expected credit losses are based on the facts available to management at the time that the Consolidated Financial Statements are prepared and involve estimates about the future. Due to the unprecedented nature of the COVID-19 pandemic, its effect on the Company’s customers and their ability to meet their financial obligations to the Company is difficult to predict. As a result, the Company’s judgments and associated estimates of credit losses may ultimately prove, with the benefit of hindsight, to be incorrect. (See Notes 2 and 5 of Notes to Consolidated Financial Statements in Part II, Item 8.)

Asset Impairments

For the year ended December 31, 2020, the Company recorded asset impairments of $1.2 million principally related to the write-down of content-related assets which became impaired in the year. There were no such impairments recorded during the year ended December 31, 2021. (See Note 2 of Notes to Consolidated Financial Statements in Part II, Item 8.)

Legal Judgment and Arbitration Awards

For the year ended December 31, 2021, the Company recorded a $1.8 million benefit within Legal Judgment and Arbitration Awards as a result of the settlement of the Giencourt matter, compared to an expense of $4.1 million recorded in the prior year related to this matter. (See Note 16(b) of Notes to Consolidated Financial Statements in Part II, Item 8.)

Realized and Unrealized Investment Gains (Losses)

In the first quarter of 2019, IMAX China (Hong Kong), Limited, a wholly-owned subsidiary of IMAX China, entered into a cornerstone investment agreement with Maoyan Entertainment (“Maoyan”) and purchased equity securities for $15.2 million. In February 2021, IMAX China (Hong Kong), Limited sold all of its 7,949,000 shares of Maoyan for gross proceeds of $17.8 million, which represents a $2.6 million gain relative to the Company’s acquisition cost and a $5.2 million gain compared to the fair value of the investment as of December 31, 2020. Prior to this sale, the Company accounted for its investment in Maoyan at fair value with any changes in fair value recorded to the Consolidated Statements of Operations. For the year ended December 31, 2020, the fair value of the Company’s investment in Maoyan experienced an unrealized loss of $2.1 million.

Income Taxes

For the year ended December 31, 2021, the Company recorded income tax expense of $20.6 million (2020 — $26.5 million). The Company’s effective tax rate for year ended December 31, 2021 of 187.2% differs from the Canadian statutory tax rate of 26.5%, primarily due to the fact that the Company recorded an additional $17.2 million valuation allowance against deferred tax assets where management cannot reliably forecast that sufficient future tax liabilities will arise in specific jurisdictions, which includes the long-term impact of the COVID-19 pandemic. The $17.2 million increase in the valuation allowance recorded in 2021 is reflected within Income Tax Expense in the Company’s Consolidated Statements of Operations ($14.7 million) and Shareholders’ Equity on the Company’s Consolidated Balance Sheets ($2.5 million). Accordingly, the tax benefit associated with the current year losses in these jurisdictions is not ultimately reflected in the Company’s Consolidated Statements of Operations. Also impacting the Company’s effective tax rate for the year ended December 31, 2021 are jurisdictional tax rate differences, including a difference related to the gain on the sale of the Maoyan investment (see “Realized and Unrealized Investment Gains (Losses)” above) and a change in the estimated contingent liabilities related to the potential resolution of various tax examinations.

In 2020, management completed a reassessment of its strategy with respect to the most efficient means of deploying the Company’s capital resources globally. Based on the results of this reassessment, management concluded that the historical earnings of certain foreign subsidiaries in excess of amounts required to sustain business operations would no longer be indefinitely reinvested. As a result, the Company recognized a deferred tax liability of $19.1 million in 2020 for the estimated applicable foreign withholding taxes associated with these historical earnings, which will become payable upon the repatriation of any such earnings. In 2021, the deferred tax liability for the applicable foreign withholding taxes was increased by $0.5 million due to an increase in the amount of distributable historical earnings. During the year ended December 31, 2021, $20.4 million of historical earnings from a subsidiary in China were distributed and, as a result, $2.0 million of foreign withholding taxes were paid to the relevant tax authorities. The remaining deferred tax liability on the Company’s Consolidated Balance Sheets as of December 31, 2021 is $17.6 million.

(See Note 12 of Notes to Consolidated Financial Statements in Part II, Item 8.)

Equity Method Investments

For the year ended December 31, 2020, the Company reported a loss of $1.9 million due to the write-off of deferred tax assets related to an equity method investment. No such loss was recorded in the year ended December 31, 2021.

Non-Controlling Interests

The Company’s Consolidated Financial Statements include the non-controlling interest in the net income (loss) of IMAX China as well as the impact of non-controlling interests in the activity of its Original Film Fund subsidiary. For the year ended December 31, 2021, the net income attributable to non-controlling interests of the Company’s subsidiaries was $12.8 million (2020 — net loss of $(13.7) million).

CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

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

For the year ended December 31, 2021, the net cash provided by the Company’s operating activities totaled $6.1 million, as compared to net cash used in operating activities of $23.0 million in the prior year. In 2021, the net cash provided by the Company’s operating activities is principally a function of the Company’s cash earnings, partially offset by the increase in Accounts Receivable of $52.5 million resulting from revenue growth attributable to the broader reopening of theaters as the theatrical exhibition industry recovers from the COVID-19 pandemic. To a lesser extent, the cash provided by the Company’s operating activities is also partially offset by $14.8 million spent in connection with the development of Film Assets.

For the year ended December 31, 2020, the net cash outflow from operating activities of $23.0 million was principally due to the significant decrease in the Company’s revenue and earnings as a result of the COVID-19 pandemic. In addition, the Company experienced a slowdown in manufacturing, shipments and installation of IMAX Theater Systems at customer sites, resulting in an increase in Inventories. These cash outflows were partially offset by a $33.6 million decrease in Accounts Receivable.

Investing Activities

For the year ended December 31, 2021, the net cash used in the Company’s investing activities totaled less than $0.1 million, as compared to net cash used in investing activities of $9.3 million in 2020. In 2021, the net cash used in investing activities is primarily driven by $10.1 million invested in equipment to be used in the Company’s joint revenue sharing arrangements with exhibitors (2020 — $6.7 million), $4.1 million of intangible assets capitalized, principally related to the development of internal use software (2020 — $1.9 million), and $3.6 million related to the purchase of property, plant and equipment (2020 — $0.7 million). Based on management’s current operating plan for 2022, the Company expects to continue to use cash to deploy additional IMAX Theater Systems under joint revenue sharing arrangements. This cash outflow is offset by $17.8 million in cash proceeds received from the sale of the Company’s investment in Maoyan (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Realized and Unrealized Investment Gains (Losses)”).

Capital expenditures, including the Company’s investment in joint revenue sharing equipment, purchase of property, plant and equipment, other intangible assets and investments in film assets were $32.6 million in 2021 as compared to $16.9 million in 2020.

Financing Activities

For the year ended December 31, 2021, the net cash used in the Company’s financing activities totaled $132.7 million, as compared to $240.6 million provided by financing activities in the prior year. In 2021, the net cash used in financing activities is principally due to $304.0 million in net repayments of revolving credit facility borrowings, which were funded in part with a portion of the $223.7 million in net proceeds received from the issuance of the Convertible Notes. The net cash used in financing activities for the current year is also the result of the $19.1 million purchase of capped calls related to the Convertible Notes, as well as $24.0 million used to repurchase common shares of the Company ($13.9 million) and IMAX China Holding, Inc. ($10.1 million). (See Note 14 of Notes to Consolidated Financial Statements in Part II, Item 8 for additional information on the issuance of the Convertible Notes and the related capped call transactions.)

In 2020, the net cash provided by financing activities totaled $240.6 million and was principally due to $287.6 million in revolving credit facility borrowings, partially offset by $36.6 million paid to repurchase common shares under the Company’s share repurchase program.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2021, the Company’s principal sources of liquidity included: (i) its balances of cash and cash equivalents ($189.7 million); (ii) the anticipated collection of trade accounts receivable, which includes amounts owed under joint revenue sharing arrangements and DMR agreements with movie studios; (iii) the anticipated collection of financing receivables due in the next 12 months under sales and sales-type lease arrangements for theaters currently in operation; and (iv) installment payments expected in the next 12 months under sales and sales-type lease arrangements in backlog. Under the terms of the Company’s typical sale and sales-type lease agreements, the Company receives substantial cash payments before it completes the performance of its contractual obligations.

In addition, as of December 31, 2021, the Company also had $300.0 million in available borrowing capacity under its Fifth Amended and Restated Credit Agreement, with Wells Fargo Bank, National Association (the “Credit Agreement”) and $26.2 million in available borrowing capacity under IMAX (Shanghai) Multimedia Technology Co., Ltd.’s revolving facility (the “Working Capital Facility”). (See Note 14 of Notes to Consolidated Financial Statements in Part II Item 8 for a description of the material terms of the Credit Agreement, as well as its related amendments, and the Working Capital Facility.)

The Company’s $189.7 million balance of cash and cash equivalents as of December 31, 2021 includes $102.1 million in cash held outside of Canada (December 31, 2020 — $89.9 million), of which $76.3 million was held in the PRC (December 31, 2020 — $77.2 million). In 2020, management completed a reassessment of its strategy with respect to the most efficient means of deploying the Company’s capital resources globally. Based on the results of this reassessment, management concluded that the historical earnings of certain foreign subsidiaries in excess of amounts required to sustain business operations would no longer be indefinitely reinvested. In 2021, $20.4 million of historical earnings from a subsidiary in China were distributed and, as a result, $2.0 million of foreign withholding taxes were paid to the relevant tax authorities. As of December 31, 2021, the Company’s Consolidated Balance Sheets include a deferred tax liability of $17.6 million for the applicable foreign withholding taxes associated with the remaining balance of unrepatriated historical earnings that will not be indefinitely reinvested outside of Canada. These taxes will become payable upon the repatriation of any such earnings.

The Company forecasts its future cash flows and short-term liquidity requirements on an ongoing basis. These forecasts are based on estimates and may be materially impacted by factors that are outside of the Company’s control (including the factors described in “Risk Factors” in Part I, Item 1A). As a result, there is no guarantee that these forecasts will come to fruition and that the Company will be able to fund its operations through cash flows from operations. In particular, the Company’s operating cash flows and cash balances will be adversely impacted if management’s projections of future signings and installations of IMAX Theater Systems and box office performance of IMAX DMR content are not realized.

The impact of the COVID-19 global pandemic resulted in significantly lower levels of revenues, earnings, and operating cash flows for the Company during 2020 and, to a lesser extent, 2021, when compared to periods prior to the onset of the pandemic, as GBO results from the Company’s theater customers declined, the installation of certain theater systems was delayed, and maintenance fees were generally not recognized for theaters that were closed or operating with reduced capacities. In addition, as a result of the financial difficulties faced by certain of the Company’s exhibition customers arising out of pandemic-related closures, although improving, the Company has experienced and may continue to experience delays in collecting payments due under existing theater sale or lease arrangements. In response, in 2020 and 2021, the Company provided temporary relief to certain exhibitor customers by suspending or reducing maintenance fees during periods when theaters were closed or operating with reduced capacities and, in certain situations, provided extended payment terms on annual minimum payment obligations in exchange for a corresponding or longer extension of the term of the underlying sale or lease arrangement.

Beginning in the third quarter of 2020, stay-at-home orders and capacity restrictions were lifted in many key markets and movie theaters throughout the IMAX network gradually reopened. As of December 31, 2021, 95% of the theaters in the IMAX commercial multiplex network open at various capacities. For the year ended December 31, 2021, GBO generated by IMAX films totaled $638.2 million, surpassing the total for 2020 by $379.0 million (146%), whereas conventional theaters saw an estimated 78% increase in box office. Moreover, during the fourth quarter of 2021, GBO generated by IMAX films totaled $277.5 million, surpassing the pre-pandemic total of $241.2 million for the fourth quarter of 2019, due to the performance of films such as Spider-Man: No Way Home, No Time to Die, and Dune. Included in this fourth quarter GBO performance is an all-time Company record for the month of October. Management is encouraged by these box office results and believes they indicate that moviegoers are returning to theaters, and in particular IMAX theaters, where and when theaters are open and they feel safe.

Based on the Company’s current cash balances and operating cash flows, management expects to have sufficient capital and liquidity to fund its anticipated operating needs and capital requirements during the next twelve-month period following the date of this report.

(See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Impact of COVID-19 Pandemic” and “Risk Factors – The Company has experienced a significant decrease in its revenues, earnings and cash flows due to the COVID-19 pandemic and its business, financial condition and results of operations may continue to be significantly harmed in future reporting periods” in Part I, Item 1A.)

CONTRACTUAL OBLIGATIONS

Payments to be made by the Company under contractual obligations as of December 31, 2021 are as follows:

	Payments Due by Period
(In thousands of U.S. Dollars)	Total Obligation	Less Than One Year	1 to 3 years	3 to 5 years	Thereafter
Purchase obligations(1)	$34,084	$33,907	$42	$—	$135
Pension obligations(2)	20,298	—	20,298	—	—
Operating lease obligations(3)	18,833	3,760	4,669	4,127	6,277
Working Capital Facility(4)	3,612	3,612	—	—	—
Convertible Notes(5)	235,175	1,150	2,300	231,725	—
Postretirement benefits obligations	3,066	117	266	262	2,421
	$315,068	$42,546	$27,575	$236,114	$8,833

(1)	Represents total payments to be made under binding commitments with suppliers and outstanding payments to be made for supplies ordered, but yet to be invoiced.
(2)

The Company has an unfunded defined benefit pension plan, the Supplemental Executive Retirement Plan (the “SERP”), covering its CEO, Mr. Richard L. Gelfond. The SERP has a fixed benefit payable of $20.3 million. The table above assumes that Mr. Gelfond will receive a lump sum payment of $20.3 million six months after retirement at the end of the term of his current employment agreement, which expires on December 31, 2022, in accordance with the terms of the SERP, although Mr. Gelfond has not informed the Company that he intends to retire at that time. (See Note 23 of Notes to Consolidated Financial Statements in Part II, Item 8.)

(3)	Represents total minimum annual rental payments due under the Company’s operating leases, which almost entirely relates to leased office space in New York.
(4)	The Working Capital Facility expires in July 2022. (See Note 14(a) of Notes to Consolidated Financial Statements in Part II, Item 8.)
(5)

The Convertible Notes bear interest at a rate of 0.500% per annum on the principal of $230.0 million, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2021. The Convertible Notes will mature on April 1, 2026, unless earlier repurchased, redeemed or converted. (See Note 14(b) of Notes to Consolidated Financial Statements in Part II, Item 8.)

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

Adjusted net loss attributable to common shareholders and adjusted net loss attributable to common shareholders per basic and diluted share exclude, where applicable: (i) share-based compensation; (ii) COVID-19 government relief benefits, net; (iii) legal judgment and arbitration awards; (iv) realized and unrealized investment gains or losses, as well as the related tax impact of these adjustments, and (v) income taxes resulting from management’s decision to no longer indefinitely reinvest the historical earnings of certain foreign subsidiaries.

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

A reconciliation of net loss attributable to common shareholders and the associated per share amounts to adjusted net loss attributable to common shareholders and adjusted net loss attributable to common shareholders per diluted share are presented in the table below.

	Years Ended December 31,
	2021		2020
(In thousands of U.S. Dollars, except per share amounts)	Net Loss	Per Share	Net Loss	Per Share
Net loss attributable to common shareholders	$(22,329)	$(0.38)	$(143,775)	$(2.43)
Adjustments(1):
Share-based compensation	24,815	0.42	20,558	0.35
COVID-19 government relief benefits, net	(3,839)	(0.06)	(7,115)	(0.12)
Legal judgment and arbitration awards	(1,770)	(0.03)	4,105	0.07
Realized and unrealized investment (gains) losses	(3,769)	(0.06)	1,450	0.02
Tax impact on items listed above	(1,909)	(0.03)	(630)	(0.01)
Income taxes resulting from management's decision to no longer indefinitely reinvest the historical earnings of certain foreign subsidiaries	381	0.01	13,344	0.23
Adjusted net loss(1)	$(8,420)	$(0.14)	$(112,063)	$(1.89)

Weighted average shares outstanding - basic and diluted		59,126		59,237

(1)	Reflects amounts attributable to common shareholders.

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

A reconciliation of net loss attributable to common shareholders, which is the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA per Credit Facility are presented in the table below.

	For the Twelve Months Ended December 31, 2021 (1)
	Attributable to
	Non-controlling	Less: Attributable to
	Interests and	Non-controlling	Attributable to
	Common Shareholders	Interests	Common Shareholders
(In thousands of U.S. Dollars)
Reported net loss	$(9,577)	$12,752	$(22,329)
Add (subtract):
Income tax expense	20,564	4,049	16,515
Interest expense, net of interest income	2,362	(356)	2,718
Depreciation and amortization, including film asset amortization	56,082	5,255	50,827
Amortization of deferred financing costs(2)	2,513	—	2,513
EBITDA	$71,944	$21,700	$50,244
Share-based and other non-cash compensation	26,079	1,114	24,965
Realized and unrealized investment gains	(5,340)	(1,571)	(3,769)
(Recoveries) write-downs, including asset impairments and credit loss expense	(2,187)	(1,159)	(1,028)
Legal judgment and arbitration awards	(1,770)	—	(1,770)
Adjusted EBITDA per Credit Facility	$88,726	$20,084	$68,642

(1)

The Senior Secured Net Leverage Ratio in the Company’s Credit Agreement is calculated using Adjusted EBITDA per Credit Facility determined on a trailing twelve-month basis. During the first quarter of 2021, the Company entered into the Second Amendment to the Credit Facility Agreement which, among other things, suspends the Senior Secured Net Leverage Ratio financial covenant in the Credit Agreement through the first quarter of 2022 and, once re-established, permits the Company to use EBITDA from the third and fourth quarters of 2019 in lieu of EBITDA for the corresponding quarters of 2021. For more information see Note 14 of Notes to Consolidated Financial Statements in Part II, Item 8.

(2)	The amortization of deferred financing costs is recorded within Interest Expense in the Consolidated Statements of Operations.

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

Item 7A.  Quantitative and Qualitative Factors about Market Risk

The Company is exposed to market risk from foreign currency exchange rates and interest rates, which could affect operating results, financial position and cash flows. Market risk is the potential change in an instrument’s value caused by, for example, fluctuations in interest and currency exchange rates. The Company’s primary market risk exposure is the risk of unfavorable movements in exchange rates between the U.S. Dollar, the Canadian Dollar and Chinese Renminbi (“RMB”). The Company does not use financial instruments for trading or other speculative purposes.

Foreign Exchange Rate Risk

A majority of the Company’s revenue is denominated in U.S. Dollars while a significant portion of its costs and expenses is denominated in Canadian Dollars. A portion of the Company’s net U.S. Dollar cash flows is converted to Canadian Dollars to fund Canadian Dollar expenses through the spot market. In addition, IMAX films generate box office in 87 different countries, and therefore unfavorable exchange rates between applicable local currencies and the U.S. Dollar could have an impact on the GBO generated by the Company’s exhibitor customers and its revenues. The Company has incoming cash flows from its revenue generating theaters and ongoing operating expenses in China through its majority-owned subsidiary IMAX Shanghai. In Japan, the Company has ongoing Yen-denominated operating expenses related to its Japanese operations. Net RMB and Japanese Yen cash flows are converted to U.S. Dollars through the spot market. The Company also has cash receipts under leases denominated in RMB, Japanese Yen, Euros and Canadian Dollars.

The Company manages its exposure to foreign exchange rate risks through its regular operating and financing activities and, when appropriate, through the use of derivative financial instruments. These derivative financial instruments are utilized to hedge economic exposures as well as reduce earnings and cash flow volatility resulting from shifts in market rates.

Certain of the Company’s PRC subsidiaries held approximately RMB 484.7 million ($76.0 million) in cash and cash equivalents as of December 31, 2021 (December 31, 2020 — RMB 500.3 million or $76.7 million) and are required to transact locally in RMB. Foreign currency exchange transactions, including the remittance of any funds into and out of the PRC, are subject to controls and require the approval of the China State Administration of Foreign Exchange to complete. Any developments relating to the Chinese economy and any actions taken by the Chinese government are beyond the control of the Company; however, the Company monitors and manages its capital and liquidity requirements to ensure compliance with local regulatory and policy requirements. (See “Risk Factors – The Company faces risks in connection with its significant presence in China and the continued expansion of its business there” in Part I, Item 1A.)

For the year ended December 31, 2021, the Company recorded a foreign exchange net gain of $1.3 million as compared to a foreign exchange net gain of $0.8 million in 2020, associated with the translation of foreign currency denominated monetary assets and liabilities.

The Company has entered into a series of foreign currency forward contracts to manage the risks associated with the volatility of foreign currencies. Certain of these foreign currency forward contracts met the criteria required for hedge accounting under the Derivatives and Hedging Topic of the FASB ASC at inception, and continue to meet hedge effectiveness tests as of December 31, 2021, with settlement dates throughout 2022. Foreign currency derivatives are recognized and measured in the Consolidated Balance Sheets at fair value. Changes in the fair value (i.e., gains or losses) are recognized in the Consolidated Statements of Operations except for derivatives designated and qualifying as foreign currency cash flow hedging instruments. The Company currently has cash flow hedging instruments associated with Selling, General and Administrative Expenses. For foreign currency cash flow hedging instruments related to Selling, General and Administrative Expenses, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported within Accumulated Other Comprehensive Income and reclassified to the Consolidated Statements of Operations when the forecasted transaction occurs. For foreign currency cash flow hedging instruments related to Inventories, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported within Accumulated Other Comprehensive Income and reclassified to Inventories on the Consolidated Balance Sheets when the forecasted transaction occurs. For foreign currency cash flow hedging instruments related to capital expenditures, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported within Accumulated Other Comprehensive Income and reclassified to Property, Plant and Equipment on the Consolidated Balance Sheets when the forecasted transaction occurs. Any ineffective portion is recognized immediately in the Consolidated Statements of Operations.

The notional value of foreign currency cash flow hedging instruments that qualify for hedge accounting as of December 31, 2021 was $26.7 million (December 31, 2020 — $26.4 million). A gain of $0.5 million was recorded to Other Comprehensive Income with respect to the change in fair value of these contracts in 2021 (2020 — gain of $0.6 million). A gain of $1.7 million was reclassified from Accumulated Other Comprehensive Income to Selling, General and Administrative Expenses in 2021 (2020 — loss of $0.6 million to Selling, General and Administrative Expenses and Inventories). A gain of $0.3 million resulting from a change in the classification of certain forward contracts no longer meeting the requirements for hedge accounting were reclassified from Accumulated Other Comprehensive Income to Selling, General and Administrative Expenses (2020 — $nil). The notional value of forward contracts that do not qualify for hedge accounting as of December 31, 2021 was $nil (December 31, 2020 — $5.6 million).

For all derivative instruments, the Company is subject to counterparty credit risk to the extent that the counterparty may not meet its obligations to the Company. To manage this risk, the Company enters into derivative transactions only with major financial institutions.

As of December 31, 2021, the Company’s Financing Receivables and working capital items denominated in Canadian Dollars, RMB, Japanese Yen, Euros and other foreign currencies translated into U.S. Dollars was $171.2 million, of which $170.0 million was denominated in RMB. Assuming a 10% appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates as of December 31, 2021, the potential change in the fair value of foreign currency-denominated financing receivables and working capital items would have been $17.1 million. A significant portion of the Company’s Selling, General, and Administrative Expenses is denominated in Canadian Dollars. Assuming a 1% change appreciation or depreciation in foreign currency exchange rates as of December 31, 2021, the potential change in the amount of Selling, General, and Administrative Expenses would be $0.1 million.

Interest Rate Risk Management

The Company’s earnings may also be affected by changes in interest rates due to the impact those changes have on its interest income from cash, and its interest expense from variable-rate borrowings that may be made under the Credit Facility. Specifically, the Company’s largest exposure with respect to variable rate debt comes from changes in LIBOR. The Company had no variable rate debt instruments outstanding as of December 31, 2021.

On July 27, 2017, the Chief Executive of the U.K. Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that the FCA will no longer compel banks to submit rates for the calculation of the LIBOR benchmark after 2021. On March 5, 2021, the FCA formally announced the dates that LIBOR will stop being published after June 30, 2023. While the most commonly used LIBORs will be available until June 2023 for legacy contracts, regulators are requiring banks in the United States to cease entering into new contracts that reference USD LIBOR as soon as practicable, but no later than December 31, 2021. As a result, on December 13, 2021, the Company entered into the Fourth Amendment to the Credit Agreement to facilitate a transition from a LIBOR-based interest rate to an interest rate based on the Euro Interbank Offered Rate for non-USD denominated loans. Loans under the Credit Facility bear interest, at the Company’s option, at (i) LIBOR plus a margin ranging from 1.00% to 1.75% per annum; or (ii) the U.S. base rate plus a margin ranging from 0.25% to 1.00% per annum, in each case depending on the Company’s Total Leverage Ratio (as defined in the Credit Agreement). The Credit Agreement matures on June 28, 2023, prior to the date that USD LIBOR rates will cease publication on June 30, 2023. The Company does not expect the discontinuation of LIBOR to have a material impact on future interest expense. (See Note 14 of Notes to Consolidated Financial Statements in Part II, Item 8.)

Item 8.  Financial Statements and Supplementary Data

************

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of IMAX Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of IMAX Corporation and its subsidiaries (together, the Company) as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive (loss) income, cash flows and shareholders’ equity for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for its allowance for current expected credit losses in 2020.

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

Revenue Recognition – Theater Systems Revenue

As described in notes 3(p) and 21 to the consolidated financial statements, the Company recognized revenue from IMAX Systems related to the IMAX Technology Sales and Maintenance category (theater systems) of $65.7 million for the year ended December 31, 2021. Management evaluates whether a theater system arrangement involves either a sale or a lease of a theater system, and for those arrangements that are accounted for as a sale of a theater system, determines the transaction price and the allocation thereof to each separate performance obligation based on estimated standalone selling prices. For arrangements accounted for as a sale of a theater system, the transaction price allocated to the performance obligation is recognized when the conditions signifying transfer of control have been met. For theater system arrangements, management applied significant judgment in (i) determining whether the theater system arrangement related to either a sale or a lease by considering the terms of the arrangement including title to the theater system equipment and payment consideration; (ii) estimating the transaction price which may include the discounted present value of fixed ongoing payments and variable consideration (such as indexed minimum payment increases and additional payments owed by the customer if certain minimum box office receipt thresholds are exceeded); (iii) allocating the transaction price to each separate performance obligation based on estimated standalone selling prices; and (iv) determining the timing of revenue recognition based on when performance obligations are met.

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

Uncertain Tax Positions

As described in notes 3(o) and 12 to the consolidated financial statements, the Company had total tax reserves of $13.9 million as of December 31, 2021 related to uncertain tax positions. The Company is subject to ongoing tax exposures, examinations and assessments in various jurisdictions. Tax benefits are recognized only when it is more likely than not, based on the technical merits, that the benefits will be sustained on examination. Tax benefits that meet the more-likely-than-not recognition threshold are measured using a probability weighting of the largest amount of tax benefit that has greater than 50% likelihood of being realized upon settlement. As disclosed by management, tax audits can result in subsequent assessments where the ultimate resolution may result in the Company owing additional taxes above what was originally recognized. Tax reserves for uncertain tax positions are adjusted by management to reflect their best estimate of the outcome of examinations and assessments and in light of changing facts and circumstances, such as the completion of a tax audit, expiration of a statute of limitations, the refinement of an estimate, and interest accruals associated with the uncertain tax positions until they are resolved. The estimate of the Company’s tax reserves relating to uncertain tax positions required management to assess uncertainties and to make significant judgments about the application of complex tax laws.

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

Allowance for Credit Losses on Accounts Receivable, Financing Receivables and Variable Consideration Receivables

As described in notes 3(e) and 5 to the consolidated financial statements, the Company’s allowance for credit losses related to accounts receivable was $11.9 million, the allowance for credit losses related to financing receivables was $6.2 million and the allowance for credit losses related to variable consideration receivables was $1.1 million as of December 31, 2021 (together allowance for credit losses on receivables). Accounts receivable, financing receivables and variable consideration receivables are measured on the amortized cost basis and presented at the net amount expected to be collected. Management reduced the allowance for credit losses by $4.8 million for the year ended December 31, 2021. Management develops its estimate of credit losses by class of receivable and customer type through a calculation that utilizes historical loss rates which are then adjusted for specific receivables that are judged to have a higher-than-normal risk profile after taking into account management’s internal credit quality classifications, as well as macro-economic and industry risk factors. Management applied judgment in estimating the allowance for credit losses on receivables, which included assessing credit quality classifications, macro-economic and industry risk factors.

The principal considerations for our determination that performing procedures relating to the allowance for credit losses on accounts receivable, financing receivables and variable consideration receivables is a critical audit matter are (i) the judgment by management in estimating the allowance for credit losses on receivables; and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s assessment of credit quality classifications, macro-economic and industry risk factors.

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

/s/PricewaterhouseCoopers LLP

Chartered Professional Accountants, Licensed Public Accountants

Toronto, Canada

February 23, 2022

We have served as the Company’s auditor since 1987, which includes periods before the entity became subject to SEC reporting requirements.

IMAX CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. Dollars except share amounts)

	As of December 31,
	2021	2020
Assets
Cash and cash equivalents	$189,711	$317,379
Accounts receivable, net of allowance for credit losses	110,050	56,300
Financing receivables, net of allowance for credit losses	141,049	131,810
Variable consideration receivable, net of allowance for credit losses	44,218	40,526
Inventories	26,924	39,580
Prepaid expenses	11,802	10,420
Film assets, net of accumulated amortization	4,241	5,777
Property, plant and equipment, net of accumulated depreciation	260,353	277,397
Investment in equity securities	1,087	13,633
Other assets	17,799	21,673
Deferred income tax assets, net of valuation allowance	13,906	17,983
Other intangible assets, net of accumulated amortization	23,080	26,245
Goodwill	39,027	39,027
Total assets	$883,247	$997,750
Liabilities
Accounts payable	$15,943	$20,837
Accrued and other liabilities	111,896	99,354
Revolving credit facility borrowings, net of unamortized debt issuance costs	2,472	305,676
Convertible notes, net of unamortized discounts and debt issuance costs (see Note 14)	223,641	—
Deferred revenue	81,281	87,982
Deferred income tax liabilities	17,642	19,134
Total liabilities	452,875	532,983
Commitments and contingencies (see Notes 15 and 16)
Non-controlling interests	758	759
Shareholders' equity
Capital stock common shares — no par value. Authorized — unlimited number.
58,653,642 issued and outstanding (December 31, 2020 — 58,921,731 issued and 58,921,008 outstanding)	409,979	407,031
Less: Treasury stock, nil shares at cost (December 31, 2020 — 723)	—	(11)
Other equity (see Note 3(a))	174,620	188,845
Statutory surplus reserve	3,932	—
Accumulated deficit	(234,975)	(202,849)
Accumulated other comprehensive income	2,527	988
Total shareholders' equity attributable to common shareholders	356,083	394,004
Non-controlling interests (see Note 3(a))	73,531	70,004
Total shareholders' equity	429,614	464,008
Total liabilities and shareholders' equity	$883,247	$997,750

(See the accompanying notes, which are an integral part of these Consolidated Financial Statements)

IMAX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. Dollars, except per share amounts)

	Years Ended December 31,
	2021	2020	2019
Revenues
Technology sales	$66,153	$49,728	$118,245
Image enhancement and maintenance services	131,148	59,318	188,547
Technology rentals	46,790	17,841	77,961
Finance income	10,792	10,116	10,911
	254,883	137,003	395,664
Costs and expenses applicable to revenues
Technology sales	37,039	33,170	63,627
Image enhancement and maintenance services	58,062	53,598	88,175
Technology rentals	25,376	28,695	29,690
	120,477	115,463	181,492
Gross margin	134,406	21,540	214,172
Selling, general and administrative expenses	117,322	108,485	123,456
Research and development	6,944	5,618	5,203
Amortization of intangibles	4,877	5,394	4,955
Credit loss (reversal) expense, net	(3,951)	18,608	2,430
Asset impairments	—	1,151	—
Legal judgment and arbitration awards (see Note 16)	(1,770)	4,105	—
Exit costs, restructuring charges and associated impairments	—	—	850
Income (loss) from operations	10,984	(121,821)	77,278
Realized and unrealized investment gains (losses)	5,340	(2,081)	(517)
Retirement benefits non-service expense	(463)	(600)	(737)
Interest income	2,218	2,388	2,105
Interest expense	(7,092)	(7,010)	(2,793)
Income (loss) before taxes	10,987	(129,124)	75,336
Income tax expense	(20,564)	(26,504)	(16,768)
Equity in (losses) income of investees, net of tax	—	(1,858)	3
Net (loss) income	(9,577)	(157,486)	58,571
Net (income) loss attributable to non-controlling interests	(12,752)	13,711	(11,705)
Net (loss) income attributable to common shareholders	$(22,329)	$(143,775)	$46,866

Net (loss) income per share attributable to common shareholders - basic and diluted:
Net (loss) income per share — basic and diluted	$(0.38)	$(2.43)	$0.76

(See the accompanying notes, which are an integral part of these Consolidated Financial Statements)

IMAX CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands of U.S. Dollars)

	Years Ended December 31,
	2021	2020	2019
Net (loss) income	$(9,577)	$(157,486)	$58,571
Other comprehensive income, before tax
Unrealized defined benefit plan actuarial gain (loss)	132	(897)	157
Unrealized postretirement benefit plans actuarial gain (loss)	140	(351)	(153)
Prior service cost arising during the period	—	—	(456)
Amortization of prior service cost	185	87	—
Unrealized net gain from cash flow hedging instruments	468	500	552
Realized net (gain) loss from cash flow hedging instruments	(1,707)	604	1,183
Reclassification of unrealized gain from ineffective cash flow hedging instruments	(318)	—	—
Foreign currency translation adjustments	3,364	5,992	(729)
Total other comprehensive income, before tax	2,264	5,935	554
Income tax benefit (expense) related to other comprehensive income	286	55	(378)
Other comprehensive income, net of tax	2,550	5,990	176
Comprehensive (loss) income	(7,027)	(151,496)	58,747
Comprehensive (income) loss attributable to non-controlling interests	(13,763)	11,899	(11,483)
Comprehensive (loss) income attributable to common shareholders	$(20,790)	$(139,597)	$47,264

(See the accompanying notes, which are an integral part of these Consolidated Financial Statements)

IMAX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. Dollars)

	Years Ended December 31,
	2021	2020	2019
Operating Activities
Net (loss) income	$(9,577)	$(157,486)	$58,571
Adjustments to reconcile net (loss) income to cash provided by (used in) operating activities:
Depreciation and amortization	56,082	52,704	62,978
Amortization of deferred financing costs	2,513	902	509
Credit loss (reversal) expense, net	(3,951)	18,608	2,430
Write-downs	1,764	17,729	4,376
Deferred income tax expense	2,996	23,618	6,762
Share-based and other non-cash compensation	26,079	22,038	23,570
Unrealized foreign currency exchange loss (gain)	256	(1,355)	32
Realized and unrealized investment (gains) losses	(5,340)	2,081	517
Equity in losses (income) of investees	—	1,858	(3)
Changes in assets and liabilities:
Accounts receivable	(52,453)	33,597	(8,621)
Inventories	11,451	1,637	1,942
Film assets	(14,810)	(7,665)	(23,437)
Deferred revenue	(6,591)	(6,637)	(12,242)
Changes in other operating assets and liabilities	(2,354)	(24,640)	(27,008)
Net cash provided by (used in) operating activities	6,065	(23,011)	90,376
Investing Activities
Purchase of property, plant and equipment	(3,590)	(697)	(7,421)
Investment in equipment for joint revenue sharing arrangements	(10,094)	(6,654)	(40,489)
Acquisition of other intangible assets	(4,092)	(1,904)	(2,931)
Proceeds from sale of (investment in) equity securities	17,769	—	(15,153)
Net cash used in investing activities	(7)	(9,255)	(65,994)
Financing Activities
Proceeds from issuance of convertible notes, net	223,675	—	—
Debt issuance costs related to convertible notes	(1,161)	—	—
Purchase of capped calls related to convertible notes	(19,067)	—	—
Revolving credit facility borrowings	3,600	287,610	35,000
Repayments of revolving credit facility borrowings	(307,609)	—	(55,000)
Credit facility amendment fees paid	(527)	(1,073)	—
Repurchase of common shares, IMAX Corporation	(13,905)	(36,624)	(2,659)
Repurchase of common shares, IMAX China	(10,060)	(1,534)	(19,162)
Treasury stock purchased for future settlement of restricted share units	—	(3,086)	(13,833)
Taxes withheld and paid on employee stock awards vested	(3,660)	(512)	(590)
Common shares issued - stock options exercised	883	—	2,404
Issuance of subsidiary shares to non-controlling interests (net of return on capital)	—	—	1,106
Dividends paid to IMAX China non-controlling interests	(4,889)	(4,214)	(4,384)
Net cash (used in) provided by financing activities	(132,720)	240,567	(57,118)
Effects of exchange rate changes on cash	(1,006)	(406)	630
(Decrease) increase in cash and cash equivalents during year	(127,668)	207,895	(32,106)
Cash and cash equivalents, beginning of year	317,379	109,484	141,590
Cash and cash equivalents, end of year	$189,711	$317,379	$109,484

(See the accompanying notes, which are an integral part of these Consolidated Financial Statements)

IMAX CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In thousands of U.S. Dollars except share amounts)

	Years Ended December 31,
	2021	2020	2019
Adjustments to capital stock:
Balance, beginning of year	$407,020	$419,348	$421,539
Change in shares held in treasury	11	4,027	(3,122)
Restricted share units vested	9,833	1,448	—
Employee stock options exercised, net of shares withheld for employee tax obligations	883	—	1,752
Grant date fair value of stock options exercised	271	—	104
Average carrying value of repurchased and retired common shares	(8,039)	(17,803)	(925)
Balance, end of year	409,979	407,020	419,348
Adjustments to other equity:
Balance, beginning of year	188,845	180,225	179,079
Amortization of share-based payment expense - stock options	1,267	2,426	8,813
Amortization of share-based payment expense - restricted share units	17,116	13,532	13,481
Amortization of share-based payment expense - performance stock units	5,733	2,708	—
Restricted share units vested	(14,740)	(9,370)	(10,295)
Grant date fair value of stock options exercised	(271)	—	(104)
Change in ownership interest related to IMAX China common share repurchases	(4,263)	(676)	(9,642)
Purchase of capped calls related to convertible notes	(19,067)	—	—
Cash received from the issuance of common shares in excess of par value	—	—	454
Stock options exercised from treasury shares purchased on open market	—	—	(1,561)
Balance, end of year	174,620	188,845	180,225
Adjustments to statutory surplus reserve:
Balance, beginning of period	—	—	—
Establishment of statutory surplus reserve, IMAX China	3,932	—	—
Balance, end of period	3,932	—	—
Adjustments to accumulated deficit:
Balance, beginning of year	(202,849)	(40,253)	(85,385)
Net (loss) income attributable to common shareholders	(22,329)	(143,775)	46,866
Statutory surplus reserve deducted from retained earnings, IMAX China	(3,932)	—	—
Common shares repurchased and retired	(5,865)	(18,821)	(1,734)
Balance, end of year	(234,975)	(202,849)	(40,253)
Adjustments to accumulated other comprehensive income (loss):
Balance, beginning of year	988	(3,190)	(3,588)
Other comprehensive income, net of tax	1,539	4,178	398
Balance, end of year	2,527	988	(3,190)
Adjustments to non-controlling interests:
Balance, beginning of year	70,004	81,057	81,273
Net income (loss) attributable to non-controlling interests	12,753	(8,572)	13,343
Other comprehensive income (loss), net of tax	1,011	1,812	(223)
Share-based compensation attributable to non-controlling interests	449	779	568
Establishment of statutory surplus reserve, IMAX China	1,699	—	—
Statutory surplus reserve deducted from IMAX China retained earnings	(1,699)	—	—
Dividends paid to non-controlling shareholders of IMAX China	(4,889)	(4,214)	(4,384)
Change in ownership interest related to IMAX China common share repurchases	(5,797)	(858)	(9,520)
Balance, end of year	73,531	70,004	81,057
Total Shareholders' Equity (see Note 3 (a))	$429,614	$464,008	$637,187
Common shares issued and outstanding:
Balance, beginning of year	58,921,008	61,175,852	61,433,589
Employee stock options exercised	41,613	—	19,088
Restricted share units and stock option exercises settled from treasury shares purchased on open market	723	187,020	44,579
Restricted share units settled with new treasury shares	531,629	42,982	—
Repurchase of common shares	(841,331)	(2,484,123)	(134,384)
Shares held in treasury	—	(723)	(187,020)
Balance, end of year	58,653,642	58,921,008	61,175,852

(See the accompanying notes, which are an integral part of these Consolidated Financial Statements)

IMAX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands of U.S. Dollars, unless otherwise stated)

1.  Description of the Business

IMAX Corporation is a Canadian corporation that was formed in March 1994 as a result of an amalgamation between WGIM Acquisition Corp. and the former IMAX Corporation (“Predecessor IMAX”). Predecessor IMAX was incorporated in 1967. As of December 31, 2021, IMAX Corporation indirectly owns 71.11% of IMAX China Holding, Inc. (“IMAX China”), whose shares trade on the Hong Kong Stock Exchange. IMAX China is a consolidated subsidiary of the Company.

IMAX Corporation, together with its consolidated subsidiaries (the “Company”), is a premier global technology platform for entertainment and events. Through its proprietary software, theater architecture, patented intellectual property, and specialized equipment, IMAX offers a unique end-to-end solution to create superior, immersive content experiences for which the IMAX® brand is globally renown. Top filmmakers, movie studios, artists, and creators utilize the cutting-edge visual and sound technology of IMAX to connect with audiences in innovative ways. As a result, IMAX is among the most important and successful global distribution platforms for domestic and international tentpole films and, increasingly, exclusive experiences ranging from live performances to interactive events with leading artists and creators.

The Company leverages its proprietary technology and engineering in all aspects of its business, which principally consists of the digital remastering of films and other content into the IMAX format (“IMAX DMR®”) and the sale or lease of premium IMAX theater systems (“IMAX Theater Systems”). The Company refers to all theaters using the IMAX Theater System as “IMAX theaters.”

IMAX Theater System arrangements also include a requirement for the Company to provide maintenance services over the life of the arrangement in exchange for an extended warranty and annual maintenance fee paid by the theater owner or operator. Under these arrangements, the Company provides preventative and emergency maintenance services to ensure that each presentation is up to the highest IMAX quality standard. The Company’s theater business activities also include the after-market sale of IMAX projection system parts and 3D glasses.

As of December 31, 2021, there were 1,683 IMAX Theater Systems operating in 87 countries and territories, including 1,599 commercial multiplexes, 12 commercial destinations and 72 institutional locations. This compares to 1,650 IMAX Theater Systems operating in 84 countries and territories as of December 31, 2020 including 1,562 commercial multiplexes, 12 commercial destinations, and 76 institutional locations.

The Company also distributes large-format documentary films, primarily to institutional theaters, and distributes exclusive experiences ranging from live performances to interactive events with leading artists and creators. In addition, the Company provides film post-production and quality control services for large-format films, whether produced by IMAX or third parties, and digital post-production services.

The Company has the following reportable segments: (i) IMAX DMR; (ii) Joint Revenue Sharing Arrangements; (iii) IMAX Systems, (iv) IMAX Maintenance; (v) Other Theater Business; (vi) Film Distribution; (vii) Film Post-Production; and (viii) New Business Initiatives, which are described in Note 21.
2.  Impact of COVID-19 Pandemic

The impact of the COVID-19 pandemic is complex and continuously evolving, resulting in significant disruption to the Company’s business and the global economy. At various points during the pandemic, authorities around the world imposed measures intended to control the spread of COVID-19, including stay-at-home orders and restrictions on large public gatherings, which caused movie theaters in countries around the world to temporarily close, including the IMAX theaters in those countries. As a result of these theater closures, movie studios postponed the theatrical release of most films originally scheduled for release in 2020 and early 2021, including many of the films scheduled to be shown in IMAX theaters, while several other films were released directly or concurrently to streaming platforms. Beginning in the third quarter of 2020, stay-at-home orders and capacity restrictions were lifted in many key markets and movie theaters throughout the IMAX network gradually reopened. However, following the emergence of the Omicron variant and the rise of COVID-19 cases in late 2021 and early 2022, some governments reinstituted capacity restrictions and safety protocols on large public gatherings, leading to the temporary closure of theaters or the imposition of capacity restrictions in certain markets. As of December 31, 2021, 95% of the theaters in the global IMAX commercial multiplex network were open at various capacities, spanning 75 countries. This included 99% of Domestic theaters (i.e., in the United States and Canada), 95% of the theaters in Greater China and 91% of the theaters in Rest of World markets.

The COVID-19 pandemic resulted in significantly lower levels of revenues, earnings, and operating cash flows for the Company during 2020 and, to a lesser extent, during 2021, when compared to periods prior to the onset of the pandemic, as box office results from the theaters in the IMAX network declined, the installation of certain theater systems was delayed, and maintenance fees were generally not recognized for theaters that were closed or operating with reduced capacities. In addition, as a result of the financial difficulties faced by certain of the Company’s exhibition customers arising out of pandemic-related theater closures, although improving, the Company has experienced and may continue to experience delays in collecting payments due under existing theater sale or lease arrangements. In response, beginning in the second quarter of 2020 through the fourth quarter of 2021, the Company provided temporary relief to certain exhibitor customers by waiving or reducing maintenance fees during periods when theaters were closed or operating with reduced capacities and, in certain situations, by providing extended payment terms on annual minimum payment obligations in exchange for a corresponding or longer extension of the term of the underlying sale or lease arrangement.

As a result of the uncertainties associated with the pandemic, the Company took significant steps in 2020 and 2021 to preserve cash by eliminating non-essential costs, temporarily furloughing certain employees, reducing the working hours of other employees, and reducing all non-essential capital expenditures to minimum levels. The Company also implemented an active cash management process, which, among other things, required senior management approval of all outgoing payments.

Also, in the first quarter of 2021, the Company issued $230.0  million of Convertible Notes. The net proceeds from the issuance of the Convertible Notes were approximately $223.7 million, after deducting the initial purchasers’ discounts and commissions, which were used in part to repay a portion of outstanding borrowings under the Credit Facility provided by the Company’s Credit Agreement with Wells Fargo. In addition, during 2021, the Company entered into amendments to the Credit Agreement which, among other things, suspend the Senior Secured Net Leverage Ratio financial covenant in the Credit Agreement through the first quarter of 2022 and once re-established, permits the Company to use EBITDA from the third and fourth quarters of 2019 in lieu of EBITDA for the corresponding quarters of 2021. As of December 31, 2021, the Company was in compliance with all of its requirements under the Credit Agreement, as amended. (Each defined term used, but not defined in this paragraph is defined in Note 14.)

In 2020 and 2021, the Company recognized a total of $10.9 million in wage subsidies, tax credits, and other financial support under COVID-19 relief legislation that has been enacted in the countries in which it operates, primarily under the Canada Emergency Wage Subsidy (“CEWS”) program. For the years ended December 31, 2021 and 2020, these benefits were recognized in the Consolidated Statements of Operations as reductions to Selling, General and Administrative Expenses ($2.9 million and $6.0 million, respectively), Costs and Expenses Applicable to Revenues ($0.9 million and $1.0 million, respectively), and Research and Development ($nil and $0.1 million, respectively). The CEWS program expired in October 2021.

The impact of the COVID-19 pandemic on the Company’s business and financial results will continue to depend on numerous evolving factors that cannot be accurately predicted and that will vary by jurisdiction and market, including the duration and scope of the pandemic, the emergence of variants of the virus, the progress made on administering vaccines and developing treatments, the continuing impact of the pandemic on global economic conditions and ongoing government responses to the pandemic, which could lead to further theater closures, theater capacity restrictions and/or delays in the release of films.

3.  Summary of Significant Accounting Policies

The Company prepares its Consolidated Financial Statements in accordance with U.S. GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission. The significant accounting policies used by the Company are summarized below.

(a)	Revision of prior year amounts and other reclassifications

In the current year’s Consolidated Balance Sheets and Consolidated Statements of Shareholders’ Equity, the Company revised the December 31, 2020 and December 31, 2019 balances of Total Shareholders’ Equity Attributable to Common Shareholders and Non-Controlling Interests. The revisions were principally made to properly reflect changes in the Company’s ownership interest in IMAX China as a result of common share repurchases and the amortization of share-based compensation related to IMAX China. The revisions resulted in a $0.5 million reclassification between the January 1, 2019 balances of Other Equity and Non-Controlling Interests, as well as reclassifications of $8.5 million and $8.4 million, respectively, between the balances of Other Equity and Non-Controlling Interests as of December 31, 2020 and 2019. There is no change in Total Shareholders’ Equity as a result of the revisions.

(b)	Principles of Consolidation

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

The Company has interests in ten film production companies, which have been identified as VIEs. The Company is the primary beneficiary of and consolidates five of these entities as it has the power to direct the activities that most significantly impact the economic performance of the VIE, and it has the obligation to absorb losses or the right to receive benefits from the respective VIE that could potentially be significant. The majority of the assets relating to these production companies are held by the IMAX Original Film Fund (the “Original Film Fund”) as described in Note 24(b). The Company does not consolidate the other five film production companies because it does not have the power to direct their activities and it does not have the obligation to absorb the majority of the expected losses or the right to receive expected residual returns. The Company uses the equity method of accounting for these entities, which are not material to the Company’s Consolidated Financial Statements. A loss in value of an equity method investment that is other than temporary is recognized as a charge in the Consolidated Statements of Operations.

As of December 31, 2021 and 2020, total assets and liabilities of the Company's consolidated VIEs are as follows:

	December 31,	December 31,
(In thousands of U.S. Dollars)	2021	2020
Total assets	$1,576	$1,543
Total liabilities	$259	$230

(c)	Estimates and Assumptions

The preparation of financial statements and related disclosures in accordance with U.S. GAAP requires management to make judgments, assumptions, and estimates that affect the amounts reported in the Company’s Consolidated Financial Statements and accompanying notes. Management’s judgments, assumptions, and estimates are based on historical experience, future expectations and other factors that are believed to be reasonable as of the date of the Consolidated Financial Statements. Actual results may ultimately differ from management’s original estimates, as future events and circumstances sometimes do not develop as expected, and the differences may be material.

Significant estimates made by management include, but are not limited to: (i) the allocation of the transaction price in an IMAX Theater System arrangement to distinct performance obligations; (ii) the amount of variable consideration to be earned on sales of IMAX Theater Systems based on projections of future box office performance; (iii) expected credit losses on accounts receivable, financing receivables, and variable consideration receivables; (iv) provisions for the write-down of excess and obsolete inventory; (v) the fair values of the reporting units used in assessing the recoverability of goodwill; (vi) the cash flow projections used in testing the recoverability of long-lived assets such as the theater system equipment supporting joint revenue sharing arrangements; (vii) the economic lives of the theater system equipment supporting joint revenue sharing arrangements; (viii) the useful lives of intangible assets; (ix) the ultimate revenue forecasts used to test the recoverability of film assets; (x) the discount rates used to determine the present value of financing receivables and lease liabilities, as well as to determine the fair values of the Company’s reporting units for the purpose of assessing the recoverability of goodwill; (xi) pension plan assumptions; (xii) estimates related to the fair value and projected vesting of share-based payment awards; (xiii) the valuation of deferred income tax assets; and (xiv) reserves related to uncertain tax positions.

The COVID-19 pandemic resulted in significantly lower levels of revenues, earnings, and operating cash flows for the Company during 2020 and, to a lesser extent, during 2021, when compared to periods prior to the onset of the pandemic, as described in Note 2. Although management is encouraged by the broad reopening of the IMAX theater network, the continued progress towards the resumption of normal theater operations, and recent box office results, there continues to be a higher degree of risk and uncertainty relating to the judgments, assumptions, and estimates used by management in preparing the Company’s Consolidated Financial Statements.
(d)	Cash and Cash Equivalents

The Company considers all highly liquid investments convertible to a known amount of cash and with an original maturity of three months or less to be cash equivalents.

(e)	Receivables

In 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASC Topic 326”), which amends previously issued guidance regarding the impairment of financial instruments by creating an impairment model that is based on expected losses rather than incurred losses. The standard requires financial assets measured on the amortized cost basis to be presented at the net amount expected to be collected. The Company’s accounts receivable, financing receivables and variable consideration receivables are within the scope of ASU No. 2016-13. The Company adopted ASU No. 2016-13 and several associated ASUs on January 1, 2020 with no required cumulative-effect adjustment to accumulated deficit.

The Company develops an estimate of expected credit losses by class of receivable and customer type through a calculation that utilizes historical loss rates which are then adjusted for specific receivables that are judged to have a higher-than-normal risk profile after considering management’s internal credit quality classifications, as well as macro-economic and industry risk factors. The write-off of any billed receivable balance requires the approval of management.

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

Finished goods inventories includes IMAX Theater Systems for which title has passed to the Company’s customer in situations when the theater system has been delivered to the customer, but the criteria for revenue recognition were not met as of the balance sheet date.
(g)	Film Assets

Film Assets consist of: (i) capitalized costs associated with the digital remastering of films where the copyright is owned by a third party, including labor and allocated overhead, and (ii) capitalized costs associated with the production of films, including labor, allocated overhead, and the cost of acquiring film rights. Production financing provided by third parties that acquire substantive rights in the film is recorded as a reduction of the cost of the film.

Capitalized film costs are amortized and participation costs are accrued to Costs and Expenses Applicable to Revenues using the individual-film-forecast method, which amortizes such costs in the same ratio as the associated ultimate revenue. Estimates of ultimate revenues are prepared on a title-by-title basis and reviewed regularly by management and revised where necessary to reflect the most current information. Ultimate revenues reflect management’s estimates of future revenue over a period not to exceed ten years following the date of the film’s initial release.

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

Film exploitation costs, including advertising costs, are expensed as incurred to Costs and Expenses Applicable to Revenues.

(h)	Property, Plant and Equipment

Property, Plant and Equipment is recorded at cost and is depreciated on a straight-line basis over the estimated useful lives of the underlying assets as follows:

Theater system components(1)	—	Over the equipment’s expected useful life (7 to 20 years)
Camera equipment	—	Over a period between 5 to 10 years
Buildings	—	Over a period between 20 to 25 years
Office and product equipment	—	Over a period between 3 to 5 years
Leasehold improvements	—	Over the shorter of the initial term of the underlying lease plus any reasonably assured renewal periods, and the useful life of the asset

(1)	Includes equipment under joint revenue sharing arrangements.

The cost of theater system components and related equipment expected to be used in future joint revenue sharing arrangements, including related direct labor costs and an allocation of direct production costs, are recorded within assets under construction until the underlying IMAX Theater System is installed and in working condition. These assets are depreciated to Costs and Expenses Applicable to Revenues on a straight-line basis over the lesser of the term of the joint revenue sharing arrangement and the equipment’s expected useful life. The estimated useful lives of the theater system components and related equipment used in joint revenue sharing arrangements are reviewed periodically to determine if any adjustments are required.

Property, Plant and Equipment is grouped at the lowest level for which identifiable cash flows are largely independent and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset (or asset group) may not be recoverable. In such situations, the asset (or asset group) is considered impaired when estimated future cash flows (undiscounted and without interest charges) resulting from the use of the asset (or asset group) and its eventual disposition are less than the carrying value of the asset (or asset group). In such situations, the asset (or asset group) is written down to its fair value, which is the present value of the estimated future cash flows. Factors that are considered when evaluating such assets for impairment include a current expectation that it is more likely than not that the long-lived asset will be sold significantly before the end of its useful life, a significant decrease in the market price of the long-lived asset, and a significant change in the extent or manner in which the long-lived asset is being used.
(i)	Investment in Equity Securities

Equity securities with readily determinable fair values are reported at fair value with changes in fair value recorded within Gain (Loss) in Fair Value of Investments in the Consolidated Statements of Operations.
(j)	Other Assets

Other Assets principally includes lease incentives provided to certain theater customers under joint revenue sharing arrangements classified as an operating lease, as well as sales commissions and other deferred selling expenses that directly relate to the acquisition of the revenue generating contract and are incremental to the Company’s other expenses. To a much lesser extent Other Assets also includes various investments and foreign currency derivatives.

Capitalized lease incentives are amortized on a straight-line basis over the term of the lease as a reduction to rental revenue. Sales commissions and other selling expenses paid prior to the recognition of the related revenue are deferred and recognized within Costs and Expenses Applicable to Revenues upon the client acceptance of the IMAX Theater System or the abandonment of the sale arrangement. Foreign currency derivatives are accounted for at fair value using quoted prices in active markets.

In periods when there are no outstanding borrowings under the Company’s revolving credit facility arrangements, any related debt issuance costs are recorded within Other Assets and amortized on a straight-line basis over the term of the facility. In periods when there are outstanding borrowings under the Company’s revolving credit facility arrangements, any related debt issuance costs are reclassified to reduce the principal amount of outstanding borrowings and amortized on a straight-line basis over the term of the facility. (See Note 14 for information related to the Company’s revolving credit facilities.)

(k)	Goodwill

Goodwill represents the excess of the purchase price paid over the fair value of net assets acquired in a business combination. Goodwill is not amortized, but is tested annually for impairment at the reporting unit level in the fourth quarter of the year and between annual tests if indicators of potential impairment exist. These indicators could include a decline in the Company’s stock price and market capitalization, a significant change in the outlook for the reporting unit's business, including projections of future box office results and IMAX Theater System installations, lower than expected operating results, increased competition, legal factors, or the sale or disposition of a significant portion of a reporting unit. For reporting units with goodwill, an impairment loss is recognized for the amount by which the reporting unit's carrying value, including goodwill, exceeds its fair value. The carrying value of each reporting unit is based on a systematic and rational allocation of certain assets and liabilities. The fair value of each reporting unit is assessed using a discounted cash flow model based on management’s current short-term forecast and estimated long-term projections, against which various sensitivity analyses are performed. The discount rates used in the cash flow model are derived based on the Company’s estimated weighted average cost of capital. These estimates and the likelihood of future changes in these estimates depend on a number of underlying variables and a range of possible outcomes.

In the fourth quarter of 2021, the Company performed its annual goodwill impairment test considering the latest available information and determined that its goodwill was not impaired. As of December 31, 2021, the Company’s total Goodwill was $39.0 million, of which $19.1 million relates to the IMAX Systems reporting unit, $13.5 million relates to the Joint Revenue Sharing Arrangements reporting unit, and $6.4 million relates to the IMAX Maintenance reporting unit. The impairment test was performed on a reporting unit level by comparing each unit’s carrying value, including goodwill, to its fair value. The carrying value of each reporting unit is based on a systematic and rational allocation of certain assets and liabilities. The fair value of each reporting unit is assessed using a discounted cash flow model based on management’s current short-term forecast and estimated long-term projections, against which various sensitivity analyses are performed. The discount rates used in the cash flow model are derived based on the Company’s estimated weighted average cost of capital. These estimates and the likelihood of future changes in these estimates depend on a number of underlying variables and a range of possible outcomes. Actual results may materially differ from management’s estimates, especially due to the uncertainties associated with the COVID-19 pandemic.
(l)	Other Intangible Assets

Patents, trademarks, and other intangible assets are recorded at cost and generally amortized on a straight-line basis over estimated useful lives ranging from 4 to 10 years except for intangible assets that have an identifiable pattern of consumption of the economic benefit of the asset. Such intangible assets are amortized over the consumption pattern.

The Company capitalizes costs associated with internally developed and/or purchased software systems for internal use that have reached the application development stage. Capitalized costs include external direct costs of materials and services utilized in developing or obtaining internal-use software and payroll and payroll-related expenses for employees who are directly associated with and devote time to the internal-use software project. Capitalization of such costs begins when the preliminary project stage is complete and ceases no later than the point at which the project is substantially complete and ready for its intended purpose. Costs incurred during the preliminary project and post-implementation stages are charged to expense. These capitalized costs are amortized on a straight-line basis over the estimated useful life.

Intangible Assets are grouped at the lowest level for which identifiable cash flows are largely independent and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset (or asset group) may not be recoverable. In such situations, the asset (or asset group) is considered impaired when estimated future cash flows (undiscounted and without interest charges) resulting from the use of the asset (or asset group) and its eventual disposition are less than the carrying value of the asset (or asset group). In such situations, the asset (or asset group) is written down to its fair value, which is the present value of the estimated future cash flows. Factors that are considered when evaluating intangible assets for impairment include a current expectation that it is more likely than not that the intangible asset will be sold significantly before the end of its useful life, a significant decrease in the market price of the intangible asset, and a significant change in the extent or manner in which the intangible asset is being used.

(m)	Deferred Revenue

In instances where the Company receives consideration prior to satisfying its performance obligations, the recognition of revenue is deferred. The majority of the Deferred Revenue balance relates to payments received by the Company for IMAX Theater Systems where control of the system has not transferred to the customer. The Deferred Revenue balance related to an individual theater increases as progress payments are made and is then derecognized when control of the system is transferred to the customer. To a lesser extent, the Deferred Revenue balance also relates to situations when a theater customer pays the contractual maintenance fee prior to the recognition of revenue.

(n)	Statutory Surplus Reserve

Pursuant to the corporate law of the People’s Republic of China (the “PRC”), entities registered in the PRC are required to maintain certain statutory reserves, which are appropriated from after-tax profits, after offsetting accumulated losses from prior years, before dividends can be declared or paid to equity holders.

The Company’s PRC subsidiaries are required to appropriate 10% of statutory net profits to statutory surplus reserves, upon distribution of their after-tax profits. The Company’s PRC subsidiaries may discontinue the appropriation of statutory surplus reserves when the aggregate sum of the statutory surplus reserve is more than 50% of their registered capital. The statutory surplus reserve is non-distributable other than during liquidation and may only be used to fund losses from prior years, to expand production operations, or to increase the capital of the subsidiaries. In addition, the subsidiaries may make further contribution to a discretionary surplus reserve using post-tax profits in accordance with resolutions of the Board of Directors
(o)	Income Taxes

Income taxes are accounted for under the liability method whereby deferred income tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the accounting and tax bases of assets and liabilities. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates or laws is recognized in the Company’s Consolidated Financial Statements in the period in which the change is enacted. Investment tax credits are recognized as a reduction of income tax expense.

The Company assesses the realization of deferred income tax assets and based on all available evidence, concludes whether it is more likely than not that the net deferred income tax assets will be realized. A valuation allowance is provided for the amount of deferred income tax assets not considered to be realizable. In assessing the need for a valuation allowance, management considers, among other things, projections of future taxable income and ongoing prudent and feasible tax planning strategies. If management determines that sufficient negative evidence exists (for example, if the Company experiences cumulative three-year losses in a certain jurisdiction), then management will consider recording a valuation allowance against a portion or all of the deferred tax assets in that jurisdiction. If, after recording a valuation allowance, management’s projections of future taxable income and other positive evidence considered in evaluating the need for a valuation allowance prove, with the benefit of hindsight, to be inaccurate, it could prove more difficult to support the realization of these deferred tax assets. As a result, an additional valuation allowance could be required, which would have an adverse impact on the Company’s effective income tax rate and results. Conversely, if, after recording a valuation allowance, management determines that sufficient positive evidence exists in the jurisdiction in which a valuation allowance is recorded (for example, if the Company is no longer in a three-year cumulative loss position in the jurisdiction, and management expects to have future taxable income in that jurisdiction based upon management’s forecasts and the expected timing of deferred tax asset reversals), the Company may reverse all or a portion of the valuation allowance in that jurisdiction. In such situations, the adjustment made to the deferred tax asset would have a favorable impact on the Company’s effective income tax rate and results in the period such determination was made.

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

(p)	Revenue Recognition

IMAX Theater Systems

The Company evaluates each of the performance obligations in an IMAX Theater System arrangement to determine which are considered distinct, either individually or in a group, for accounting purposes and which of the deliverables represent separate performance obligations.

The Company’s “System Obligation” consists of the following: (i) an IMAX Theater System, which includes the projector, sound system, screen system and, if applicable, a 3D glasses cleaning machine; (ii) services associated with the IMAX Theater System, including theater design support, the supervision of installation services, and projectionist training; and (iii) a license to use the IMAX brand to market the theater. The System Obligation, as a group, is a distinct performance obligation. The Company is not responsible for the physical installation of the equipment in the customer’s facility; however, it supervises the installation by the customer. The customer has the right to use the IMAX brand from the date the Company and the customer enter into an arrangement.

IMAX Theater System arrangements also include a requirement for the Company to provide maintenance services and an extended warranty over the life of the arrangement in exchange for an annual maintenance fee, which is subject to a consumer price index increase on renewal each year. Consideration related to the provision of maintenance services is included in the allocation of the transaction price to the separate performance obligations in the arrangement at contract inception, as discussed in more detail below. The Company’s maintenance services are a stand ready obligation and, as a result, are recognized on a straight-line basis over the contract term.

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

IMAX Theater System arrangements involve either the lease or the sale of an IMAX Theater System. The transaction price for the System Obligation, other than for IMAX Theater Systems delivered pursuant to joint revenue sharing arrangements, consist of upfront or initial payments made before and after the final installation of the system and ongoing payments throughout the term of the arrangement. The Company estimates the transaction price, including an estimate of future variable consideration, received in exchange for the goods delivered or services rendered. The arrangement for the sale of an IMAX Theater System includes indexed minimum payment increases over the term of the arrangement, as well as the potential for additional payments owed by the customer if certain minimum box office receipt thresholds are exceeded. In addition, hybrid sales arrangements include amounts owed by the customer based on a percentage of their box office receipts over the term of the arrangement. These contract provisions are considered to be variable consideration. An estimate of the present value of such variable consideration is recognized as revenue upon the transfer of control of the System Obligation to the customer, subject to constraints to ensure that there is not a risk of significant revenue reversal. This estimate is based on management’s box office projections for the individual theater, which are developed using historical data for the theater and, if necessary, comparable theaters and territories (see “Constraints on the Recognition of Variable Consideration” below). Transfer of control of the System Obligation occurs at the earlier of client acceptance of the installation of the IMAX Theater System, including projectionist training, and the opening of the theater to the public, as discussed in more detail below.

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

Sales Arrangements

For IMAX Theater System arrangements that qualify as a sale, the transaction price allocated to the System Obligation is recognized in the Consolidated Statements of Operations upon the transfer of control of the system to the customer, which is when all of the following conditions have been met: (i) the projector, sound system, and screen system have been installed and are in full working condition, (ii) the 3D glasses cleaning machine, if applicable, has been delivered, (iii) projectionist training has been completed, and (iv) the earlier of (a) the receipt of written customer acceptance certifying the completion of installation and run-in testing of the equipment and the completion of projectionist training or (b) the public opening of the theater.

The initial revenue recognized in a sales arrangement consists of payments made before and in connection with the installation of the IMAX Theater System and the present value of any future payments, including ongoing fixed minimum payments, which are subject to indexed increases over the term of the arrangement, and potential additional payments owed by the customer if certain minimum box office receipt thresholds are exceeded. In addition, hybrid sales arrangements include amounts owed by the customer based on a percentage of their box office receipts over the term of the arrangement. Potential payments based on the future box office receipts of the customer are considered to be variable consideration. An estimate of the present value of such variable consideration is recognized as revenue upon the transfer of control of the System Obligation to the customer, subject to constraints to ensure that there is not a risk of significant revenue reversal (see “Constraints on the Recognition of Variable Consideration” below).

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

Constraints on the Recognition of Variable Consideration

The recognition of variable consideration involves a significant amount of judgment. Variable consideration is recognized subject to appropriate constraints to avoid a significant reversal of revenue in future periods. The Company reviews its variable consideration assets on at least a quarterly basis considering recent box office performance and, when applicable, updated box office projections for future periods. The relevant accounting guidance identifies the following examples of situations when constraining the amount of variable consideration is appropriate:

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

Variable consideration related to the level of the customer’s box office receipts is outside of the Company’s control as it is dependent upon the future commercial success of the films released to the IMAX network. The estimated variable consideration initially recognized by the Company is based on management’s box office projections for the theater, which are developed using historical box office data for that theater and, if necessary, comparable theaters and territories. Using this data, management applies its understanding of these theater markets to estimate the most likely amount of variable consideration to be earned over the term of the arrangement. Management then applies a constraint to this estimate by reducing the projection by a percentage factor for theaters or markets with no or limited historical box office experience. In cases where direct historical experience can be observed, average historical box office results, eliminating significant outliers, is used. The resulting amount of variable consideration is then recorded at its present value as of the date of recognition using a risk-weighted discount rate.

Lease Arrangements

As a lessor, the Company provides IMAX Theater Systems to customers through long-term lease arrangements. Under these arrangements, in exchange for providing the IMAX Theater System, the Company earns fixed upfront and ongoing consideration. A lease arrangement that transfers substantially all of the benefits and risks incident to ownership of the IMAX Theater System is classified as a sales-type lease; otherwise the lease is classified as an operating lease. Prior to commencement of the lease term, the Company may modify certain payment terms or make concessions. If these circumstances occur, the Company reassesses the classification of the lease based on the modified terms and conditions.

For sales-type leases, the revenue allocated to the System Obligation is recognized when the lease term commences, which the Company deems to be when all of the following conditions have been met: (i) the projector, sound system, and screen system have been installed and are in full working condition, (ii) the 3D glasses cleaning machine, if applicable, has been delivered, (iii) projectionist training has been completed, and (iv) the earlier of (a) the receipt of the written customer acceptance certifying the completion of installation and run-in testing of the equipment and the completion of projectionist training or (b) the public opening of the theater, provided collectability is reasonably assured.

The initial revenue recognized for sales-type leases consists of the initial payments received and the present value of future initial payments and fixed minimum ongoing payments computed at the interest rate implicit in the lease. Contingent payments in excess of the fixed minimum payments are recognized when reported by theater operators, provided collectability is reasonably assured.

For joint revenue sharing arrangements that are classified as operating leases, initial payments and fixed minimum ongoing payments are recognized as revenue on a straight-line basis over the lease term. For these leases, the lease term is considered to commence when all of the following conditions have been met: (i) the projector, sound system and screen system have been installed and are in full working condition; (ii) the 3D glasses cleaning machine, if applicable, has been delivered; (iii) projectionist training has been completed; and (iv) the earlier of (a) the receipt of written customer acceptance certifying the completion of installation and run-in testing of the equipment and the completion of projectionist training or (b) the public opening of the theater. Contingent payments in excess of fixed minimum ongoing payments are recognized as revenue when reported by theater operators, provided collectability is reasonably assured.

On April 10, 2020, the FASB staff issued a question-and-answer document to address stakeholder questions on the application of the lease accounting guidance for lease concessions related to the effects of the COVID-19 pandemic. The guidance allows concessions related to the timing of payments, where the total consideration has not changed, to not be accounted for as lease modifications. Instead, any such concessions can be accounted for as if no change was made to the contract or as variable lease payments. Entities do not have to adopt the FASB relief guidance for all lease concessions related to the effects of the COVID-19 pandemic and can choose to apply the FASB relief guidance consistently to leases with similar characteristics and in similar circumstances and should apply reasonable judgment in doing so. The Company elected to account for any such lease concessions as if no change was made to the underlying contracts except for the sales-type leases of which IMAX China is a lessor as they are in different economic environments. The lease concessions for these sales-type leases were accounted for in accordance with the lease modification guidance.

Finance Income

Finance Income is recognized over the term of the sales-type lease or financed sale receivable, provided collectability is reasonably assured. A theater operator that is classified within the “All Transactions Suspended” category under the Company’s internal credit quality guidelines is placed on nonaccrual status and Finance Revenue recognition related to the theater is stopped. While the recognition of Finance Income is suspended, payments received from a customer are applied against the outstanding balance owed. If payments are sufficient to cover any unreserved receivables, a recovery of provision taken on the billed amount, if applicable, is recorded to the extent of the residual cash received. Once the collectability issues are resolved and the customer has returned to being in good standing, the Company will resume recognition of Finance Income.

Improvements and Modifications

Improvements and modifications to an IMAX Theater System after installation are treated as a separate performance obligation, if and when the Company is requested to perform these services. Revenue is recognized for these services once they have been provided.

Cost and Expenses Applicable to Revenues – Technology Sales

Cost and Expenses Applicable to Revenues – Technology Sales relates to sales and sales-type leases of IMAX Theater Systems and other equipment, and includes the cost of the equipment and costs related to project management, design, delivery and installation supervision services, as applicable. The costs related to IMAX Theater Systems under sales and sales-type lease arrangements are transferred from Inventories to Costs and Expenses Applicable to Revenues in the period when the sale is recognized in the Consolidated Statements of Operations.

Sales commissions and other selling expenses that directly relate to the acquisition of the revenue generating contract and are incremental to the Company’s other expenses are deferred and recognized in the Consolidated Statements of Operations upon the client acceptance of the IMAX Theater System. The Company may have warranty obligations at or after the time revenue is recognized which require the replacement of certain parts that do not affect the functionality of the theater system or services. The costs for warranty obligations for known issues are accrued as charges to Costs and Expenses Applicable to Revenues – Technology Sales at the time revenue is recognized based on the Company’s past historical experience and cost estimates.

Cost and Expenses Applicable to Revenues – Technology Rentals

Cost and Expenses Applicable to Revenues – Technology Rentals relates to joint revenue sharing arrangements classified as operating leases, and primarily includes the depreciation of theater system components and related equipment used in the joint revenue sharing arrangement. Impairment losses, if any, are also included in Cost and Expenses Applicable to Revenues – Technology Rentals. Sales commissions related to these arrangements are deferred and recognized as Costs and Expenses Applicable to Revenues – Technology Rentals in the month they are earned by the salesperson, which is typically the month of installation. Direct advertising and marketing costs for each theater are charged to Costs and Expenses Applicable to Revenues – Technology Rentals as incurred.

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

In addition, the Company may agree with a customer to convert its obligations for one type of IMAX Theater System configuration that has not yet been installed to an arrangement to acquire or lease a different type of IMAX Theater System. The Company considers these situations to be the termination of the original arrangement and the origination of a new arrangement.

The Company may offer certain incentives to customers to complete IMAX Theater System transactions including payment concessions or free services and products such as film licenses or 3D glasses. Reductions in, and deferral of, payments are taken into account in determining the transaction price either by a direct reduction in the sales price or a reduction of payments to be discounted. Free products and services are accounted for as separate performance obligations.

Maintenance and Extended Warranty Services

Maintenance and extended warranty services may be provided under an arrangement with multiple performance obligations or as a separately priced contract. Revenues related to these services are deferred and recognized on a straight-line basis over the contract period and are recognized within Revenues – Image Enhancement and Maintenance Services in the Consolidated Statements of Operations. Maintenance and extended warranty services includes maintenance of the customer’s equipment and replacement parts. Under certain maintenance arrangements, maintenance services may include additional training services to the customer’s technicians. All costs associated with this maintenance and extended warranty program are expensed as incurred. A loss on maintenance and extended warranty services is recognized if the expected cost of providing the services under the contract exceeds the related deferred revenue. As the maintenance services are a stand ready obligation with the cost of providing the service expected to increase throughout the term, revenue is recognized over the term of the arrangement such that increased amounts are recognized in later periods.

IMAX DMR Services

In an IMAX DMR arrangement, the Company receives a percentage of the box office receipts from a third party who owns the copyright to a film in exchange for converting the film into IMAX DMR format and distributing it through the IMAX network. In these arrangements, although the Company does not hold rights to the intellectual property in the form of the film content, it is compensated for the application of its intellectual property in the form of its patented DMR processes to create new intellectual property in the form of an IMAX DMR version of film. Revenues associated with IMAX DMR arrangements qualify for the variable consideration exemption for sales- or usage-based royalties in the relevant accounting guidance and are recognized within Revenues – Image Enhancement and Maintenance Services in the period when the corresponding box office sales occur.

Losses on IMAX DMR services are recognized as Costs and Expenses Applicable to Revenues – Image Enhancement and Maintenance Services in the period when it is determined that the Company’s estimate of total revenues to be realized by the remastered film will not exceed the corresponding cost of IMAX DMR services.

Film Production Services

In certain film arrangements, the Company produces a film financed by third parties whereby the third party retains the copyright and the Company obtains exclusive distribution rights. Under these arrangements, the Company is entitled to receive a fixed fee or retain as a fee the excess of gross revenue over the cost of the production (the “production fee”). The third party receives a portion of the revenues received by the Company from distributing the film, which is charged to Costs and Expenses Applicable to Revenues – Image Enhancement and Maintenance Services. Production fees are deferred and recognized as a reduction in the cost of the film based on the ratio of the Company’s distribution revenues recognized in the current period to the ultimate distribution revenues expected from the film. Film exploitation costs, including advertising and marketing, are recorded in Costs and Expenses Applicable to Revenues – Image Enhancement and Maintenance Services as incurred.

Revenue from film production services where the Company does not hold the associated distribution rights are recognized in Revenues – Image Enhancement and Maintenance Services when performance obligations associated with the contractual service are satisfied.

Losses on film production services are recognized as Costs and Expenses Applicable to Revenues – Image Enhancement and Maintenance Services in the period when it is determined that the Company’s estimate of total revenues to be realized by the Company will not exceed estimated total production costs to be expended on the film production.

Film Distribution Services

In a Film Distribution arrangement, the Company distributes large-format documentary films, primarily to institutional theaters, and distributes exclusive entertainment experiences ranging from live performances to interactive events with leading artists and creators. Revenue from the licensing of films qualifies for the variable consideration exemption for sales- or usage-based royalties in the relevant accounting guidance and is recognized within Revenues – Image Enhancement and Maintenance Services when all performance obligations have been satisfied, which includes the completion and delivery of the film and the commencement of the license period. In situations when film license fees are based on a percentage of box-office receipts, revenue is recognized when box-office receipts are reported by the exhibitor. Film exploitation costs, including advertising and marketing, are expensed as incurred within Costs and Expenses Applicable to Revenues – Image Enhancement and Maintenance Services.

Film Post-Production Services

Revenues from post-production film services are recognized within Revenues – Image Enhancement and Maintenance Services when performance of the contracted services is completed.
(q)	Leases

As a lessee, the Company’s lease arrangements principally involve office and warehouse space, which are classified as operating leases. The corresponding operating lease right-of-use (“ROU”) assets and liabilities are recorded within Property, Plant and Equipment and Accrued and Other Liabilities in the Company’s Consolidated Balance Sheets. ROU assets represent the Company’s right to use an underlying asset for the lease term. Operating lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The incremental borrowing rate used in the calculation of the Company’s lease liabilities is based on the location of each leased property. None of the Company’s leases include options to purchase the leased property. Most of the Company’s leases include one or more options to renew, with renewal terms that can extend the lease term from one to five years or more. The Company has determined that it is reasonably certain that the renewal options on its warehouse leases will be exercised based on previous history, its current understanding of future business needs, and its level of investment in the leasehold improvements, among other factors. The depreciable lives of ROU assets and related leasehold improvements are limited by the expected lease term. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company rents or subleases certain office space to third parties, which have a remaining term of less than 12 months and are not expected to be renewed. When there are modifications to the lease agreements, the Company remeasures the lease liabilities to reflect changes to lease payments and recognizes the amount of the remeasurement of the lease liability as an adjustment to the ROU assets. Amortization of ROU assets and interest on lease liabilities are included within Selling, General and Administrative Expenses in the Company’s Consolidated Statements of Operations. (See Note 6 for additional information related to the Company’s operating leases.)
(r)	Research and Development

Research and development costs, which are expensed as incurred, primarily include projector and sound parts, labor, consulting fees, allocation of overheads, and other related materials which pertain to the Company’s development of new products and services. Research and development costs pertaining to fixed and intangible assets that have alternative future uses are capitalized and amortized under their related policies.
(s)	Foreign Currency Translation

Monetary assets and liabilities that are denominated in a currency other than the entity’s functional currency are translated into the relevant functional currency using the exchange rate prevailing at the end of the period. Foreign exchange translation gains and losses are included in the determination of earnings in the period in which they arise.

Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Revenues, expenses, gains, and losses recorded in foreign currencies are translated using the exchange rates prevailing during the period in which they are recognized. Translation adjustments resulting from this process are recorded to Other Comprehensive Income and reported on the Company’s Consolidated Balance Sheets within Accumulated Other Comprehensive Income until the subsidiary is sold or liquidated, at which point the adjustments are recognized in Consolidated Statements of Operations.

Foreign currency derivatives are recognized and measured in the Consolidated Balance Sheets at their fair value. Changes in the fair value (i.e., gains or losses) are recognized in the Consolidated Statements of Operations except for derivatives designated and qualifying as foreign currency hedging instruments. For foreign currency hedging instruments, the gain or loss related to the effective portion of the hedge of a forecasted transaction is reported within Other Comprehensive Income and reclassified to the Consolidated Statements of Operations when the forecasted transaction occurs. Any ineffective portion is recognized immediately in the Consolidated Statements of Operations.
(t)	Share-Based Compensation

The Company issues share-based compensation to eligible employees, directors, and consultants under the IMAX Corporation Second Amended and Restated Long-Term Incentive Plan (as may be amended, the “IMAX LTIP”) and the China Long-Term Incentive Plan (the “China LTIP”) as summarized in Note 17. The IMAX LTIP is the Company’s governing document and awards to employees, directors, and consultants under this plan may consist of stock options, restricted share units (“RSUs”), performance stock units (“PSUs”) and other awards. A separate stock option plan, the China LTIP, was adopted by a subsidiary of the Company in October 2012.

The Company measures share-based compensation expense using the grant date fair value of the award (see below), which is recognized as an expense in the Consolidated Statements of Operations on a straight-line basis over the requisite service period. Share-based compensation expense is not adjusted for estimated forfeitures, but is instead adjusted when and if actual forfeitures occur.

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

Restricted Share Units

The fair value of RSU awards is equal to the closing price of the Company’s common stock on the date of grant or the average closing price of the Company’s common shares for five days prior to the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as compensation expense over the requisite service period in the Company’s Consolidated Statements of Operations. The Company’s RSUs are classified as equity.

Performance Stock Units

The Company grants two types of PSU awards, one which vests based on a combination of employee service and the achievement of certain EBITDA-based targets and one which vests based on a combination of employee service and the achievement of total shareholder return (“TSR”) targets. The achievement of the EBITDA and TSR targets in these PSUs is determined over a three-year performance period. At the conclusion of the three-year performance period, the number of PSUs that ultimately vest can range from 0% to a maximum vesting opportunity of 175% of the initial award, depending upon actual performance versus the established EBITDA and share-price targets. The Company’s PSUs are classified as equity.

The grant date fair value of PSUs with EBITDA-based targets is equal to the closing price of the Company’s common shares on the date of grant or the average closing price of the Company’s common shares for five days prior to the date of grant. The grant date fair value of PSUs with TSR targets is determined on the grant date using a Monte Carlo simulation, which is a valuation model that considers the likelihood of achieving the TSR targets embedded in the award (“Monte Carlo Model”). The compensation expense attributable to each type of PSU is recognized on a straight-line basis over the requisite service period.

The fair value determined by the Monte Carlo Model is affected by the Company’s share price, as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, market conditions as of the grant date, the Company’s expected share price volatility over the term of the awards, and other relevant data. The compensation expense is fixed on the date of grant based on the dollar value of the PSUs granted.

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
(u)	Pension Plans and Postretirement Benefits

The Company has a defined benefit pension plan, the Supplemental Executive Retirement Plan (the “SERP”). As the Company’s SERP is unfunded, as of December 31, 2021, a liability is recognized for the benefit obligation.

Assumptions used in computing the defined benefit obligations are reviewed annually by management in consultation with its actuaries and adjusted for current conditions. Actuarial gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefits cost are recognized as a component of Other Comprehensive Income. Amounts recognized in Accumulated Other Comprehensive Income including unrecognized actuarial gains or losses and prior service costs are adjusted as they are subsequently recognized in the Consolidated Statements of Operations as components of net periodic benefit cost. Prior service costs resulting from the pension plan inception or amendments are amortized over the expected future service life of the employees, cumulative actuarial gains and losses in excess of 10% of the projected benefit obligation are amortized over the expected average remaining service life of the employees, and current service costs are expensed when earned. The remaining weighted average future service life of the employee used in computing the defined benefit obligation for the year ended December 31, 2021 was 1.0 year.

For defined contribution pension plans, required contributions by the Company are recorded as an expense within Selling, General and Administrative Expenses in the Company’s Consolidated Statements of Operations.

A liability is recognized for the unfunded accumulated benefit obligation of the postretirement benefits plan. Assumptions used in computing the accumulated benefit obligation are reviewed by management in consultation with its actuaries and adjusted for current conditions. Net benefit cost is split between operating income and non-operating income, where only the service cost is included in income from operations and the non-service components are included in Retirement Benefits Non-Service Expenses. Actuarial gains and losses are recognized as a component of Other Comprehensive Income. Amounts recognized in Accumulated Other Comprehensive Income including unrecognized actuarial gains or losses are adjusted as they are subsequently recognized within Retirement Benefits Non-Service Expense in the Consolidated Statements of Operations.
(v)	Guarantees

In situations when the Company acts as a guarantor, at the inception of a guarantee, it recognizes a liability for the fair value of the underlying guarantee. Disclosures as required under the relevant accounting guidance have been included in Note 16(d).

4.  Recently Issued Accounting Standards Not Yet Adopted

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). The purpose of ASU 2020-04 is to provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments are effective for all entities from the beginning of an interim period that includes the issuance date of ASU 2020-04. An entity may elect to apply the amendments prospectively through December 31, 2022. The only contract held by the Company that references the London Interbank Offered Rate (LIBOR) is the Credit Agreement (as defined in Note 14), which utilizes USD LIBOR to determine the interest rate applicable to borrowings. The Credit Agreement matures on June 28, 2023, prior to the date that USD LIBOR rates will cease publication on June 30, 2023. Accordingly, the Company does not expect ASU 2020-04 to have a material effect on its Consolidated Financial Statements.

In July 2021, the FASB issued ASU No. 2021-05, “Leases (Topic 842): Lessors - Certain Leases with Variable Lease Payments” (“ASU 2021-05”), which requires sales-type or direct financing leases that have variable payments (that do not depend on a rate or an index) and result in a day-one loss to be classified as operating leases. When a lease is classified as operating, the lessor does not recognize a net investment in the lease, does not derecognize the underlying asset, and, therefore, does not recognize a selling profit or loss. The amendments are effective for annual periods beginning after December 15, 2021 including interim periods within those periods. Early adoption is permitted. The Company has not yet adopted ASU 2021-05, but has determined that the impact of adopting this guidance will not have a material impact on its Consolidated Financial Statements.

In November 2021, the FASB issued ASU No. 2021-10, “2021-10: Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance” (“ASU 2021-10”). The amendments in ASU 2021-10 require annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. The amendments are effective for annual periods beginning after December 15, 2021. Early adoption is permitted. The Company will adopt ASU 2021-10 for the year ending December 31, 2022 and will provide the required disclosures, if material.

The Company considers the applicability and impact of all recently issued FASB accounting standard codification updates. Accounting standards updates that are not noted above were assessed and determined to be not applicable or not significant to the Company’s Consolidated Financial Statements for the year ended December 31, 2021.

5. Receivables

The ability of the Company to collect its receivables is dependent on the viability and solvency of individual theater operators which is significantly influenced by consumer behavior and general economic conditions. Theater operators, or other customers, may experience financial difficulties, such as those caused by the COVID-19 pandemic, that could result in their being unable to fulfill their payment obligations to the Company.

In order to mitigate the credit risk associated with its receivables, management performs an initial credit evaluation prior to entering into an arrangement with a customer and then regularly monitors the credit quality of each customer through an analysis of collections history and aging. This monitoring process includes meetings on at least a monthly basis to identify credit concerns and potential changes in credit quality classification. A customer may improve their credit quality classification once a substantial payment is made on an overdue balance or when the customer has agreed to a payment plan and payments have commenced in accordance with that plan. Changes in credit quality classification are dependent upon management approval. The Company’s internal credit quality classifications for theater operators are as follows:

•	Good Standing — The theater operator continues to be in good standing as payments and reporting are received on a regular basis.
•

Credit Watch — The theater operator has demonstrated a delay in payments, but continues to be in active communication with the Company. Theater operators placed on Credit Watch are subject to enhanced monitoring. In addition, depending on the size of the outstanding balance, length of time in arrears, and other factors, future transactions may need to be approved by management. These receivables are in better condition than those in the Pre-Approved Transactions Only category, but are not in as good condition as the receivables in the Good Standing category.

•

Pre-Approved Transactions Only — The theater operator has demonstrated a delay in payments with little or no communication with the Company. All services and shipments to the theater operator must be reviewed and approved by management. These receivables are in better condition than those in the All Transactions Suspended category, but are not in as good condition as the receivables in the Credit Watch category. In certain situations, a theater operator may be placed on nonaccrual status and all revenue recognition related to the theater may be suspended, including the accretion of finance income for Financing Receivables.

•

All Transactions Suspended — The theater operator is severely delinquent, non-responsive or not negotiating in good faith with the Company. Once a theater operator is classified within the All Transactions Suspended category, the theater is placed on nonaccrual status and all revenue recognitions related to the theater are suspended, including the accretion of finance income for Financing Receivables.

During the period when the accretion of Finance Income is suspended for Financing Receivables, any payments received from a customer are applied against the outstanding balance owed. If payments are sufficient to cover any unreserved receivables, a recovery of provision taken on the billed amount, if applicable, is recorded to the extent of the residual cash received. Once the collectability issues are resolved and the customer has returned to being in good standing, the Company will resume recognition of Finance Income.

When a customer’s aging exceeds 90 days, the Company’s policy is to perform an enhanced review to assess collectability of the theater’s past due accounts. The over 90 days past due category may be an indicator of potential impairment as up to 90 days outstanding is considered to be a reasonable time to resolve any issues.

The Company develops an estimate of expected credit losses by class of receivable and customer type through a calculation that utilizes historical loss rates which are then adjusted for specific receivables that are judged to have a higher-than-normal risk profile after considering management’s internal credit quality classifications, as well as macro-economic and industry risk factors. The write-off of any billed receivable balance requires the approval of management.

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

Accounts Receivable

Accounts receivable principally includes amounts currently due to the Company under theater sale and sales-type lease arrangements, contingent fees owed by theater operators as a result of box office performance, and fees for theater maintenance services. Accounts receivable also includes amounts due to the Company from movie studios and other content creators principally for digitally remastering films into IMAX formats, as well as for film distribution and post-production services.

The following tables summarize the activity in the Allowance for Credit Losses related to Accounts Receivable for the years ended December 31, 2021 and 2020:

	Year Ended December 31, 2021
(In thousands of U.S. Dollars)	Theater Operators	Studios	Other	Total
Beginning balance	$8,368	$4,481	$1,446	$14,295
Current period provision (reversal), net	793	(1,913)	(332)	(1,452)
Write-offs	(357)	(551)	(19)	(927)
Foreign exchange	63	(23)	(10)	30
Ending balance	$8,867	$1,994	$1,085	$11,946

	Year Ended December 31, 2020
(In thousands of U.S. Dollars)	Theater Operators	Studios	Other	Total
Beginning balance	$3,302	$893	$943	$5,138
Current period provision, net	5,793	3,393	522	9,708
Write-offs	(975)	—	—	(975)
Foreign exchange	248	195	(19)	424
Ending balance	$8,368	$4,481	$1,446	$14,295

For the year ended December 31, 2021, the Company’s allowance for current expected credit losses related to Accounts Receivable decreased by $2.3 million. This decrease is principally due to improved collection experience with respect to foreign studio receivable balances, partially offset by new provisions recorded in the period.

For the year ended December 31, 2020, the Company’s allowance for current expected credit losses related to Accounts Receivable increased by $9.2 million, principally reflecting a reduction in the credit quality of and heightened collection risk associated with theater and foreign movie studio accounts receivable primarily due to the COVID-19 pandemic.

Financing Receivables

Financing receivables are due from theater operators and consist of the Company’s net investment in sales-type leases and receivables associated with financed sales of IMAX Theater Systems. As of December 31, 2021 and 2020, financing receivables consist of the following:

	December 31,	December 31,
(In thousands of U.S. Dollars)	2021	2020
Net investment in leases
Gross minimum payments due under sales-type leases	$29,953	$20,830
Unearned finance income	(763)	(859)
Present value of minimum payments due under sales-type leases	29,190	19,971
Allowance for credit losses	(798)	(557)
Net investment in leases	28,392	19,414
Financed sales receivables
Gross minimum payments due under financed sales	152,315	150,917
Unearned finance income	(34,244)	(31,247)
Present value of minimum payments due under financed sales	118,071	119,670
Allowance for credit losses	(5,414)	(7,274)
Net financed sales receivables	112,657	112,396
Total financing receivables	$141,049	$131,810

Net financed sales receivables due within one year	$29,115	$34,937
Net financed sales receivables due after one year	83,542	77,459
Total financed sales receivables	$112,657	$112,396

As of December 31, 2021 and 2020, the weighted-average remaining lease term and weighted-average interest rate associated with the Company’s sales-type lease arrangements and financed sale receivables, as applicable, are as follows:

	December 31,	December 31,
	2021	2020
Weighted-average remaining lease term (in years)
Sales-type lease arrangements	9.6	8.3
Weighted-average interest rate
Sales-type lease arrangements	6.56%	6.56%
Financed sales receivables	8.79%	8.92%

The tables below provide information on the Company’s net investment in leases by credit quality indicator as of December 31, 2021 and 2020. The amounts disclosed for each credit quality classification are determined on a customer-by-customer basis and include both billed and unbilled amounts.

(In thousands of U.S. Dollars)	By Origination Year
As of December 31, 2021	2021	2020	2019	2018	2017	Prior	Total
Net investment in leases:
Credit quality classification:
In good standing	$11,030	$3,991	$7,973	$2,574	$823	$1,928	$28,319
Credit Watch	—	—	—	—	—	—	—
Pre-approved transactions	—	—	—	—	—	—	—
Transactions suspended	—	—	—	—	—	871	871
Total net investment in leases	$11,030	$3,991	$7,973	$2,574	$823	$2,799	$29,190

(In thousands of U.S. Dollars)	By Origination Year
As of December 31, 2020	2020	2019	2018	2017	2016	Prior	Total
Net investment in leases:
Credit quality classification:
In good standing	$2,143	$1,190	$2,730	$—	$—	$1,826	$7,889
Credit Watch	2,005	7,278	—	988	—	1,047	11,318
Pre-approved transactions	—	—	—	—	—	—	—
Transactions suspended	—	—	—	—	—	764	764
Total net investment in leases	$4,148	$8,468	$2,730	$988	$—	$3,637	$19,971

The tables below provide information on the Company’s financed sale receivables by credit quality indicator as of December 31, 2021 and 2020. The amounts disclosed for each credit quality classification are determined on a customer-by-customer basis and include both billed and unbilled amounts.

(In thousands of U.S. Dollars)	By Origination Year
As of December 31, 2021	2021	2020	2019	2018	2017	Prior	Total
Financed sales receivables:
Credit quality classification:
In good standing	$12,520	$8,251	$10,593	$13,278	$12,615	$47,950	$105,207
Credit Watch	—	—	—	—	321	1,292	1,613
Pre-approved transactions	—	—	743	418	2,098	3,650	6,909
Transactions suspended	—	—	335	—	680	3,327	4,342
Total financed sales receivables	$12,520	$8,251	$11,671	$13,696	$15,714	$56,219	$118,071

(In thousands of U.S. Dollars)	By Origination Year
As of December 31, 2020	2020	2019	2018	2017	2016	Prior	Total
Financed sales receivables:
Credit quality classification:
In good standing	$6,830	$5,480	$3,547	$3,740	$5,072	$12,660	$37,329
Credit Watch	1,986	6,501	11,356	12,520	11,446	34,351	78,160
Pre-approved transactions	—	—	—	—	613	755	1,368
Transactions suspended	—	—	—	987	728	1,098	2,813
Total financed sales receivables	$8,816	$11,981	$14,903	$17,247	$17,859	$48,864	$119,670

The following tables provide an aging analysis for the Company’s net investment in leases and financed sale receivables as of December 31, 2021 and 2020:

	As of December 31, 2021
(In thousands of U.S. Dollars)	Accrued and Current	30-89 Days	90+ Days	Billed	Unbilled	Recorded Receivable	Allowance for Credit Losses	Net
Net investment in leases	$225	$156	$1,267	$1,648	$27,542	$29,190	$(798)	$28,392
Financed sales receivables	1,750	989	8,378	11,117	106,954	118,071	(5,414)	112,657
Total	$1,975	$1,145	$9,645	$12,765	$134,496	$147,261	$(6,212)	$141,049

	As of December 31, 2020
(In thousands of U.S. Dollars)	Accrued and Current	30-89 Days	90+ Days	Billed	Unbilled	Recorded Receivable	Allowance for Credit Losses	Net
Net investment in leases	$298	$180	$689	$1,167	$18,804	$19,971	$(557)	$19,414
Financed sales receivables	3,307	1,943	10,699	15,949	103,721	119,670	(7,274)	112,396
Total	$3,605	$2,123	$11,388	$17,116	$122,525	$139,641	$(7,831)	$131,810

The following tables provide information about the Company’s net investment in leases and financed sale receivables with billed amounts past due for which it continues to accrue finance income as of December 31, 2021 and 2020. The amounts disclosed for each credit quality classification are determined on a customer-by-customer basis and include both billed and unbilled amounts.

	As of December 31, 2021
(In thousands of U.S. Dollars)	Accrued and Current	30-89 Days	90+ Days	Billed	Unbilled	Allowance for Credit Losses	Net
Net investment in leases	$143	$132	$825	$1,100	$12,619	$(176)	$13,543
Financed sales receivables	959	729	6,190	7,878	41,439	(1,413)	47,904
Total	$1,102	$861	$7,015	$8,978	$54,058	$(1,589)	$61,447

	As of December 31, 2020
(In thousands of U.S. Dollars)	Accrued and Current	30-89 Days	90+ Days	Billed	Unbilled	Allowance for Credit Losses	Net
Net investment in leases	$231	$162	$359	$752	$13,912	$(310)	$14,354
Financed sales receivables	2,026	1,551	10,249	13,826	62,602	(4,434)	71,994
Total	$2,257	$1,713	$10,608	$14,578	$76,514	$(4,744)	$86,348

The following table provides information about the Company’s net investment in leases and financed sale receivables that are on nonaccrual status as of December 31, 2021 and 2020:

	As of December 31, 2021			As of December 31, 2020
(In thousands of U.S. Dollars)	Recorded Receivable	Allowance for Credit Losses	Net	Recorded Receivable	Allowance for Credit Losses	Net
Net investment in leases	$871	$(309)	$562	$764	$(18)	$746
Net financed sales receivables	8,642	(2,357)	6,285	2,813	(1,482)	1,331
Total	$9,513	$(2,666)	$6,847	$3,577	$(1,500)	$2,077

For the year ended December 31, 2021, the Company recognized $0.1 million (2020 — $0.2 million) in Finance Income related to the net investment in leases with billed amounts past due. For the year ended December 31, 2021, the Company recognized $nil (2020 – less than $0.1 million) in Finance Income related to the net investment in leases in nonaccrual status. For the year ended December 31, 2021, the Company recognized $3.7 million (2020 — $5.7 million) in Finance Income related to the financed sale receivables with billed amounts past due. For the year ended December 31, 2021, the Company recognized $0.2 million (2020 – less than $0.1 million) in Finance Income related to the financed sales receivables in nonaccrual status.

The following tables summarize the activity in the allowance for credit losses related to the Company’s net investment in leases and financed sale receivables for years ended December 31, 2021 and 2020:

	Year Ended December 31, 2021
	Net Investment	Financed
(In thousands of U.S. Dollars)	in Leases	Sales Receivables
Beginning balance	$557	$7,274
Current period provision (reversal), net	235	(1,947)
Foreign exchange	6	87
Ending balance	$798	$5,414

	Year Ended December 31, 2020
	Net Investment	Net Financed
(In thousands of U.S. Dollars)	in Leases	Sales Receivables
Beginning balance	$155	$915
Current period provision, net	451	6,574
Write-offs	(69)	(330)
Foreign exchange	20	115
Ending balance	$557	$7,274

For the year ended December 31, 2021, the Company’s allowance for current expected credit losses related to its net investment in leases and financed sale receivables decreased $1.6 million. This decrease is principally due to the reversal of previously recorded credit loss expense as a result of an improving outlook for theater operators following the reopening of theaters and the resumption of normal film release schedules as the theatrical exhibition industry continues to recover from the COVID-19 pandemic, partially offset by new provisions recorded in the period.

For the year ended December 31, 2020, the Company’s allowance for current expected credit losses related to its net investment in leases and financed sale receivables increased by $6.8 million, principally reflecting a reduction in the credit quality of and heightened collection risk associated with these receivables primarily due to the COVID-19 pandemic.

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

The following table summarizes the activity in the Allowance for Credit Losses related to Variable Consideration Receivables for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
(In thousands of U.S. Dollars)	2021	2020
Beginning balance	$1,887	$—
Current period (reversal) provision, net	(787)	1,875
Foreign Exchange	(18)	12
Ending balance	$1,082	$1,887

For the year ended December 31, 2021, the Company’s allowance for current expected credit losses related to Variable Consideration Receivables decreased by $0.8 million. This decrease is principally due to the reversal of previously recorded credit loss expense as a result of an improving outlook for theater operators following the reopening of theaters and the resumption of normal film release schedules as the theatrical exhibition industry begins to recover from the COVID-19 pandemic, partially offset by new provisions recorded in the period.

For the year ended December 31, 2020, the Company’s allowance for current expected credit losses related to Variable Consideration Receivables increased by $1.9 million, principally reflecting a reduction in the credit quality of and heightened collection risk associated with Variable Consideration Receivables primarily due to the COVID-19 pandemic.

6.  Lease Arrangements

(a)	IMAX Corporation as a Lessee

The Company’s operating lease arrangements principally involve office and warehouse space. Office equipment is generally purchased outright. Leases with an initial term of less than 12 months are not recorded on the Consolidated Balance Sheets and the related lease expense is recognized on a straight-line basis over the lease term. Most of the Company’s leases include one or more options to renew, with renewal terms that can extend the lease term from one to five years or more. The Company has determined that it is reasonably certain that the renewal options on its warehouse leases will be exercised based on previous history, its current understanding of future business needs, and its level of investment in leasehold improvements, among other factors. The incremental borrowing rate used in the calculation of the Company’s lease liabilities is based on the location of each leased property. None of the Company’s leases include options to purchase the leased property. The depreciable lives of right-of-use assets and related leasehold improvements are limited by the expected lease term. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company rents or subleases certain office space to third parties, which have a remaining term of less than 12 months and are not expected to be renewed.

For the years ended December 31, 2021, 2020, and 2019 the components of lease expense recorded within Selling, General and Administrative expenses are as follows:

	Years Ended December 31,
(In thousands of U.S. Dollars)	2021	2020	2019
Operating lease cost (1)	$713	$540	$850
Amortization of lease assets	2,791	3,114	2,370
Interest on lease liabilities	937	1,052	1,102
Total lease cost	$4,441	$4,706	$4,322

(1)  Includes short-term leases and variable lease costs, which are not significant for the years ended December 31, 2021, 2020, and 2019.

For the years ended December 31, 2021, 2020, and 2019, supplemental cash and non-cash information related to leases is as follows:

	Years Ended December 31,
(In thousands of U.S. Dollars)	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities	$3,839	$3,743	$3,607
Right-of-use assets obtained in exchange for lease obligations(1)	$1,047	$563	$17,147

(1)  For the year ended December 31, 2019, the right-of-use assets obtained primarily includes right-of-use assets recognized upon the adoption of ASC Topic 842, “Leases.”

As of December 31, 2021 and 2020, supplemental balance sheet information related to leases is as follows:

		December 31,
(In thousands of U.S. Dollars)		2021	2020
Assets	Balance Sheet Classification
Right-of-Use-Assets	Property, plant and equipment	$12,132	$13,911
Liabilities	Balance Sheet Classification
Operating Leases	Accrued and other liabilities	$14,691	$16,634

As of December 31, 2021 and 2020, the weighted-average remaining lease term and weighted-average interest rate associated with the Company’s operating leases are as follows:

	December 31,
	2021	2019
Weighted-average remaining lease term (years)	7.0	7.6
Weighted-average discount rate	5.97%	5.91%

As of December 31, 2021, the maturities of the Company’s operating lease liabilities are as follows:

(In thousands of U.S. Dollars)
2022	$3,364
2023	2,449
2024	2,226
2025	2,075
2026	2,051
Thereafter	5,982
Total lease payments	$18,147
Less: interest expense	(3,456)
Present value of operating lease liabilities	$14,691

(b)	IMAX Corporation as a Lessor

The Company provides IMAX Theater Systems to customers through long-term lease arrangements that for accounting purposes are classified as sales-type leases. Under these arrangements, in exchange for providing the IMAX Theater System, the Company earns fixed upfront and ongoing consideration. Certain arrangements that are legal sales are also classified as sales-type leases as certain clauses within the arrangements limit transfer of title or provide the Company with conditional rights to the system. The customer’s rights under the Company’s sales-type lease arrangements are described in Note 3(p). Under the Company’s sales-type lease arrangements, the customer has the ability and the right to operate the hardware components or direct others to operate them in a manner determined by the customer. The Company’s lease portfolio terms are typically non-cancellable for 10 to 20 years with renewal provisions from inception. The Company’s sales-type lease arrangements do not contain a guarantee of residual value at the end of the lease term. The customer is required to pay for executory costs such as insurance and taxes and is required to pay the Company for maintenance and an extended warranty generally after the first year of the lease until the end of the lease term. The customer is responsible for obtaining insurance coverage for the IMAX Theater System commencing on the date specified in the arrangement’s shipping terms and ending on the date the IMAX Theater System is returned to the Company.

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

The following lease payments are expected to be received by the Company for its sales-type leases and joint revenue sharing arrangements in each of the next five years and thereafter following the December 31, 2021 balance sheet date:

(In thousands of U.S. Dollars)	Sales-Type Leases	Joint Revenue Sharing Arrangements
2022	$3,590	$190
2023	3,145	128
2024	3,086	—
2025	2,933	—
2026	2,694	—
Thereafter	14,505	—
Total	$29,953	$318

(See Note 5 for additional information related to the net investment in leases related to the Company’s sales-type lease arrangements.)

7. Variable Consideration from Contracts with Customers

The arrangement for the sale of an IMAX Theater System includes indexed minimum payment increases over the term of the arrangement, as well as the potential for additional payments owed by the customer if certain minimum box office receipt thresholds are exceeded. In addition, hybrid sales arrangements include amounts owed by the customer based on a percentage of their box office receipts over the term of the arrangement. These contract provisions are considered to be variable consideration. An estimate of the present value of such variable consideration is recognized as revenue upon the transfer of control of the System Obligation to the customer, subject to constraints to ensure that there is not a risk of significant revenue reversal. This estimate is based on management’s box office projections for the individual theater, which are developed using historical data for the theater and, if necessary, comparable theaters and territories. (See Note 3(p) for a more detailed discussion of the Company’s accounting policy related to variable consideration.)

The following table summarizes the activity related to variable consideration from contracts with customers for the years ended December 31, 2021, 2020, and 2019:

(In thousands of U.S. Dollars)
Balance as of January 1, 2019	$35,985
Variable consideration for newly recognized sales	9,948
Accretion to finance income	1,936
True-up of variable consideration receivable	979
Transferred to receivables from variable consideration assets	(8,808)
Balance as of December 31, 2019	40,040
Variable consideration for newly recognized sales	5,550
Accretion to finance income	2,133
Transferred to receivables from variable consideration assets	(5,310)
Movement in allowance for credit losses (see Note 5)	(1,887)
Balance as of December 31, 2020	40,526
Variable consideration for newly recognized sales	4,696
Accretion to finance income	1,985
Transferred to receivables from variable consideration assets	(3,794)
Movement in allowance for credit losses (see Note 5)	805
Balance as of December 31, 2021	$44,218

8.  Inventories

	As of December 31,
(In thousands of U.S. Dollars)	2021	2020
Raw materials	$20,551	$30,096
Work-in-process	1,406	3,014
Finished goods	4,967	6,470
	$26,924	$39,580

As of December 31, 2021, Inventories include finished goods of $2.6 million (December 31, 2020 — $2.1 million) for which title had passed to the customer, but the criteria for revenue recognition were not met as of the balance sheet date.

The following table summarizes the activity for the Company’s inventory valuation allowance account for the years ended December 31, 2021, 2020 and 2019:

	Balance at beginning of year	Additions charged to expenses(1)	Other deductions(2)	Balance at end of year
(In thousands of U.S. Dollars)
Year ended December 31, 2021	$5,752	$629	$(1,484)	$4,897
Year ended December 31, 2020	$3,216	$3,028	$(492)	$5,752
Year ended December 31, 2019	$3,885	$446	$(1,115)	$3,216

(1)  Excludes amounts charged directly to the Consolidated Statements of Operations of $0.3 million, $0.6 million, and $nil during the years ended December 31, 2021, 2020 and 2019, respectively.

(2)  Includes the write-off of amounts previously charged to valuation allowance.

9.  Film Assets

	As of December 31,
(In thousands of U.S. Dollars)	2021	2020
Completed and released films, net of accumulated amortization of	$2,292	$2,678
$218,148 (2020 ― $201,832)
Films in production	195	195
Films in development	1,754	2,904
	$4,241	$5,777

The Company expects to amortize $4.1 million of the Film Asset balance within three years from December 31, 2021, including $3.5 million expected to be amortized in 2022, $0.5 million in 2023, and $0.1 million in 2024. In certain film arrangements, the Company co-produces a film with a third party with the third party retaining certain rights to the film. The amount of participation payments owed to third parties related to co-produced films as of December 31, 2021 is $3.3 million (December 31, 2020 — $2.7 million) and is recorded on Consolidated Balance Sheets within Accrued and Other Liabilities.

In 2021, the Company recorded impairment losses of $0.2 million related to the write-down of DMR related film assets. In 2020, the Company recorded impairment losses of $10.8 million (2019 — $1.4 million) principally to write-down the carrying value of certain documentary, alternative content film assets and DMR related film assets due to a decrease in projected box office totals and related revenues based on management’s regular quarterly recoverability assessments.

10.  Property, Plant and Equipment

	As of December 31, 2021
		Accumulated	Net Book
(In thousands of U.S. Dollars)	Cost	Depreciation	Value
Equipment leased or held for use:
Theater system components(1)(2)(3)	$346,517	$181,936	$164,581
Camera equipment	4,855	3,214	1,641
	351,372	185,150	166,222
Assets under construction(4)	10,232	—	10,232
Right-of-use assets(5)	14,429	2,297	12,132
Other property, plant and equipment:
Land	8,203	—	8,203
Buildings	80,973	28,873	52,100
Office and production equipment(6)	39,017	31,169	7,848
Leasehold improvements	8,110	4,494	3,616
	136,303	64,536	71,767
	$512,336	$251,983	$260,353

	As of December 31, 2020
		Accumulated	Net Book
(In thousands of U.S. Dollars)	Cost	Depreciation	Value
Equipment leased or held for use:
Theater system components(1)(2)(3)	$337,271	$158,647	$178,624
Camera equipment	5,399	4,653	746
	342,670	163,300	179,370
Assets under construction(4)	5,660	—	5,660
Right-of-use assets(5)	15,553	1,642	13,911
Other property, plant and equipment:
Land	8,203	—	8,203
Buildings	80,875	25,921	54,954
Office and production equipment(6)	40,362	29,156	11,206
Leasehold improvements	8,061	3,968	4,093
	137,501	59,045	78,456
	$501,384	$223,987	$277,397

(1)

Included in theater system components are assets with costs of $7.6 million (2020 — $7.6 million) and accumulated depreciation of $7.0 million (2020 — $6.8 million) that are leased to customers under operating leases.

(2)

Included in theater system components are assets with costs of $324.3 million (2020 — $315.4 million) and accumulated depreciation of $166.5 million (2020 — $144.7 million) that are used in joint revenue sharing arrangements.

(3)

In 2021, the Company recorded charges of $0.4 million (2020 — $1.8 million; 2019 — $2.2 million) in Costs and Expenses Applicable to Technology Rentals mostly related to the write-down of leased IMAX Xenon Theater Systems which were taken out of service in connection with customer upgrades to IMAX Laser Theater Systems.

(4)	Included in assets under construction are components with costs of $9.2 million (2020 — $5.3 million) that will be utilized to construct assets to be used in joint revenue sharing arrangements.
(5)	The right-of-use assets primarily include operating leases for office and warehouse space.
(6)

Fully depreciated office and production equipment is still in use by the Company. In 2021, the Company identified and wrote off $0.5 million (2020 — $0.9 million) of office and production equipment that is fully depreciated and no longer in use.

In 2021, the Company recorded a charge of $0.2 million (2020 — $0.2 million; 2019 — $0.2 million) reflecting Property, Plant and Equipment that was no longer in use.

11.  Other Assets

	As of December 31,
(In thousands of U.S. Dollars)	2021	2020
Lease incentives provided to theater customers, net of accumulated amortization	$14,834	$15,651
Commissions and other deferred selling expenses	1,418	2,608
Other investments	1,000	1,000
Foreign currency derivatives	184	1,979
Other	363	435
	$17,799	$21,673

12.  Income Taxes

(a)	Income (Loss) Before Taxes by Jurisdiction

Income (loss) before taxes by tax jurisdiction for the years ended December 31, 2021, 2020, and 2019 consists of the following:

	Years Ended December 31,
(In thousands of U.S. Dollars)	2021	2020	2019
Canada	$(55,480)	$(104,166)	$884
United States	3,218	(6,437)	(234)
China	53,792	(8,253)	51,809
Ireland	829	(7,473)	17,630
Other	8,628	(2,795)	5,247
	$10,987	$(129,124)	$75,336

(b)	Income Tax (Expense) Benefit

Income tax (expense) benefit for the years ended December 31, 2021, 2020, and 2019 consists of the following:

	Years Ended December 31,
(In thousands of U.S. Dollars)	2021	2020	2019
Income tax (expense) benefit – current:
Canada	$(915)	$555	$2,369
United States	(1,038)	488	595
China	(11,045)	(1,980)	(11,789)
Ireland	(1,358)	(1,462)	(762)
Other	(3,212)	(487)	(419)
Sub-total	(17,568)	(2,886)	(10,006)
Income tax (expense) benefit – deferred:
Canada(1)	(231)	(10,801)	(3,913)
United States	(1,268)	867	(949)
China(2)	(381)	(15,756)	(18)
Ireland	(997)	2,161	(1,923)
Other	(119)	(89)	41
Sub-total	(2,996)	(23,618)	(6,762)
Total(3)	$(20,564)	$(26,504)	$(16,768)

(1)

A valuation allowance is recorded in jurisdictions where management has determined, based on the weight of all available evidence, both positive and negative, that a valuation allowance for deferred tax assets is needed. For the year ended December 31, 2021, the Company recorded a $17.2 million valuation allowance against its deferred tax assets in Canada primarily as a result of uncertainties related to the long-term impact of the COVID-19 pandemic (2020 — $28.6 million). The $17.2 million increase in the valuation allowance recorded in 2021 is reflected within Income Tax Expense in the Company’s Consolidated Statements of Operations ($14.7 million) and Shareholders’ Equity on the Company’s Consolidated Balance Sheets ($2.5 million).

(2)

In 2020, management completed a reassessment of its strategy with respect to the most efficient means of deploying the Company’s capital resources globally. Based on the results of this reassessment, management concluded that the historical earnings of certain foreign subsidiaries in excess of amounts required to sustain business operations would no longer be indefinitely reinvested. As a result, the Company recognized a deferred tax liability of $19.1 million in 2020 for the estimated applicable foreign withholding taxes associated with these historical earnings, which will become payable upon the repatriation of any such earnings. In 2021, the deferred tax liability for the applicable foreign withholding taxes was increased by $0.5 million due to an increase in the amount of distributable historical earnings. During the year ended December 31, 2021, $20.4 million of historical earnings from a subsidiary in China were distributed and, as a result, $ 2.0 million of foreign withholding taxes were paid to the relevant tax authorities. The remaining deferred tax liability on the Company’s Consolidated Balance Sheets as of December 31, 2021 is $17.6 million.

(3)

For the year ended December 31, 2021, Income Tax (Expense) Benefit excludes a tax benefit of $0.3 million included in Other Comprehensive Income (2020 — benefit of $0.1 million; 2019 — expense of $(0.4) million).

(c)	Reconciliation of Income Tax Expense to Statutory Rates

For the years ended December 31, 2021, 2020, and 2019, the Company’s effective tax rate and income tax expense differs from the combined Canadian federal and provincial statutory income tax rates due to the following factors:

	Years Ended December 31,
	2021		2020		2019
(In thousands of U.S. Dollars, except rates)	Amount	Rate	Amount	Rate	Amount	Rate
Income tax (expense) benefit at combined statutory rates	$(2,912)	26.5%	$34,218	26.5%	$(19,964)	26.5%
Adjustments resulting from:
NCI share of partnership losses	(1)	0.0%	(1,229)	(1.0%)	(397)	0.5%
Increase in valuation allowance	(14,722)	134.0%	(28,589)	(22.1%)	—	0.0%
Changes to tax reserves	3,508	(31.9%)	(2,699)	(2.1%)	1,418	(1.9%)
U.S. federal and state taxes	(80)	0.7%	(250)	(0.2%)	(300)	0.4%
Withholding taxes	(4,199)	38.2%	(20,943)	(16.2%)	(1,071)	1.4%
Income tax at different rates in foreign and other provincial jurisdictions	3,352	(30.5%)	(2,607)	(2.0%)	5,019	(6.7%)
Investment and other tax credits (non-refundable)	413	(3.8%)	643	0.5%	701	(0.9%)
Changes to deferred tax assets and liabilities resulting from audit and other tax return adjustments	(5,336)	48.6%	(1,219)	(0.9%)	(1,998)	2.7%
Other non-deductible/non-taxable items	(587)	5.4%	(3,829)	(3.0%)	(176)	0.3%
Income tax expense	$(20,564)	187.2%	$(26,504)	(20.5%)	$(16,768)	22.3%

(d)	Deferred Tax Assets and Deferred Tax Liability

As of December 31, 2021 and 2020, the Company’s deferred tax assets and deferred tax liability consists of the following:

	As of December 31,
(In thousands of U.S. Dollars)	2021	2020
Net operating loss carryforwards	$21,219	$17,120
Investment tax credit and other tax credit carryforwards	3,919	1,344
Write-downs of other assets	1,223	1,219
Excess of tax accounting basis in various assets	13,929	9,692
Accrued pension liability	6,901	6,942
Accrued share-based compensation	7,728	7,350
Income recognition on net investment in leases	(3,368)	(2,018)
Other accrued reserves	8,369	5,120
Total deferred income tax assets	59,920	46,769
Valuation allowance	(46,014)	(28,786)
Deferred income tax asset net of valuation allowance	13,906	17,983
Deferred tax liability	(17,642)	(19,134)
Net deferred tax liability	$(3,736)	$(1,151)

As of December 31, 2021, deferred tax assets include of $0.3 million (December 31, 2020 — $0.6 million) associated with amounts recognized within Accumulated Other Comprehensive Income, including unrealized actuarial gains and losses related to the Company’s pension and other postretirement benefit plans and unrealized net gains and losses on cash flow hedging instruments.

(e)	Net Operating Loss Carryforwards

Estimated United States and Canadian net operating loss carryforwards of $93.2 million can be used to reduce taxable income through 2041 and $21.9 million can be carried forward indefinitely. Investment tax credits and other tax credits can be carried forward to reduce income taxes payable through to 2041.

(f)	Change on Indefinitely Reinvested Assertion

Income taxes are accrued for the earnings of non-Canadian affiliates and associated companies unless management determines that such earnings will be indefinitely reinvested outside of Canada.

In 2020, management completed a reassessment of its strategy with respect to the most efficient means of deploying the Company’s capital resources globally. Based on the results of this reassessment, management concluded that the historical earnings of certain foreign subsidiaries in excess of amounts required to sustain business operations would no longer be indefinitely reinvested. As a result, the Company recognized a deferred tax liability of $19.1 million in 2020 for the estimated applicable foreign withholding taxes associated with these historical earnings, which will become payable upon the repatriation of any such earnings. In 2021, the deferred income tax liability for the applicable foreign withholding taxes was increased by $0.5 million due to an increase in the amount of distributable historical earnings. During the year ended December 31, 2021, $20.4 million of historical earnings from a subsidiary in China were distributed and, as a result, $2.0 million of foreign withholding taxes were paid to the relevant tax authorities (2020 — $nil). The remaining deferred tax liability on the Company’s Consolidated Balance Sheets as of December 31, 2021 is $17.6 million.

(g)	Valuation Allowance

As of December 31, 2021, the Company’s Consolidated Balance Sheets include net deferred income tax assets of $13.9 million, net of a valuation allowance of $46.0 million (December 31, 2020 — $18.0 million, net of a valuation allowance of $28.8 million). For the years ended December 31, 2021 and 2020, the Company recorded a valuation allowance of $17.2 million and $28.6 million, respectively, where management cannot reliably forecast that sufficient future tax liabilities will arise in specific jurisdictions, which includes the long-term impact of the COVID-19 pandemic. The $17.2 million increase in the valuation allowance recorded in 2021 is reflected within Income Tax Expense in the Company’s Consolidated Statements of Operations ($14.7 million) and Shareholders’ Equity on the Company’s Consolidated Balance Sheets ($2.5 million). The $28.6 million increase in the valuation allowance recorded in 2020 is reflected within Income Tax Expense in the Company’s Consolidated Statements of Operations. The valuation allowance is expected to reverse at the point in time when management determines it is more likely than not that the Company will incur sufficient tax liabilities to allow it to utilize the deferred tax assets against which the valuation allowance is recorded. Despite the valuation allowance recorded against its deferred tax assets, the Company remains entitled to benefit from tax attributes which currently have a valuation allowance applied to them.

(h)	Uncertain Tax Positions

As of December 31, 2021 and December 31, 2020, the Company had total tax reserves (including interest and penalties) of $13.9 million and $17.4 million, respectively, for various uncertain tax positions. While the Company believes it has adequately provided for all tax positions, amounts asserted by taxing authorities could differ from the Company's accrued liability. Accordingly, additional provisions on federal, provincial, state and foreign tax-related matters may be required in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.

For the year ended December 31, 2021, the Company recorded a net decrease of $2.1 million related to reserves (excluding interest and penalties) for income taxes (2020 — $0.6 million, 2019 — $1.4 million).

The Company has elected to classify interest and penalties related to income tax liabilities, when applicable, as part of the Income Tax Expense in its Consolidated Statements of Operations rather than Interest Expense. The Company reversed $1.4 million in potential interest and penalties associated with its provision for uncertain tax positions for the years ended December 31, 2021 (2020 — expensed $3.3 million; 2019 — expensed $0.2 million).

The following table presents a reconciliation of the beginning and ending amount of tax reserves (excluding interest and penalties) for the years ended December 31, 2021, 2020, and 2019:

	Years Ended December 31,
(In thousands of U.S. Dollars)	2021	2020	2019
Balance at beginning of the year	$14,076	$14,718	$16,136
Additions based on tax positions related to the current year	37	2,301	812
Reductions for tax positions of prior years	(991)	—	(2,230)
Reductions resulting from lapse of applicable statute of limitations and administrative practices	(1,183)	(2,943)	—
Balance at the end of the year	$11,939	$14,076	$14,718

 The number of years with open tax audits varies depending on the tax jurisdiction. The Company's taxing jurisdictions include Canada, the province of Ontario, the United States (including multiple states), Ireland, and China. In 2021, the Canadian tax authorities denied the Company’s deduction of certain foreign taxes accrued in 2015, but not yet paid as discussions with the local authorities are ongoing. This resulted in the payment of $8.9 million in income taxes and $1.6 million in associated interest to the Canadian tax authorities in the fourth quarter of 2021. The Company has filed a waiver with the Canadian tax authorities in respect of 2015 so that when the foreign taxes are paid, the Company would be entitled to receive a refund of the $8.9 million in tax, which is recorded on the Company’s Consolidated Balance Sheets within Accounts Receivable, and the $1.6 million in associated interest.

The Company's 2017 through 2021 tax years remain subject to examination by the IRS for United States federal tax purposes, and the 2016 through 2021 tax years remain subject to examination by the appropriate governmental agencies for Canadian federal tax purposes. There are other on-going audits in various other jurisdictions that are not material to the Consolidated Financial Statements.

(i)	Income Tax Effect on Other Comprehensive Income

For the years ended December 31, 2021, 2020, and 2019, Income Tax Benefit (Expense) related to the components of Other Comprehensive Income is as follows:

	Years Ended December 31,
(In thousands of U.S. Dollars)	2021	2020	2019
Unrealized defined benefit plan actuarial (gain) loss	$(37)	$276	$(42)
Unrealized postretirement benefit plans actuarial (gain) loss	(35)	92	—
Prior service cost arising during the period	—	—	145
Amortization of prior service cost	(48)	(23)	(26)
Unrealized change in cash flow hedging instruments	(123)	(132)	(145)
Realized change in cash flow hedging instruments	446	(158)	(310)
Reclassification of unrealized change in ineffective cash flow hedging instruments	83	—	—
	$286	$55	$(378)

13.  Other Intangible Assets

	As of December 31, 2021
		Accumulated	Net Book
(In thousands of U.S. Dollars)	Cost	Amortization	Value
Patents and trademarks	$12,834	$9,406	$3,428
Licenses and intellectual property	26,168	13,642	12,526
Internal use software	28,571	21,544	7,027
Other	598	499	99
	$68,171	$45,091	$23,080

	As of December 31, 2020
		Accumulated	Net Book
(In thousands of U.S. Dollars)	Cost	Amortization	Value
Patents and trademarks	$12,714	$8,878	$3,836
Licenses and intellectual property	26,168	12,182	13,986
Internal use software	25,009	17,568	7,441
Other	1,445	463	982
	$65,336	$39,091	$26,245

Fully amortized other intangible assets are still in use by the Company. In 2021, the Company identified and wrote off $0.1 million (2020 — $0.2 million) of patents and trademarks that are no longer in use.

During 2021, the Company capitalized $4.1 million in other intangible assets, mainly related to the development of internal use software, as well as additions in patents and trademark and other intangible assets (2020 — $2.8 million). The weighted average amortization period for these additions is 2.3 years (2020 — 6.6 years). The net book value of the other intangible assets capitalized in 2021 was $3.9 million as of December 31, 2021 (2020 — $2.6 million).

During 2021, the Company incurred costs of $0.1 million to renew or extend the term of acquired patents and trademarks which were recorded in Selling, General and Administrative expenses (2020 — $0.4 million).

The estimated amortization expense for each of the next five years following the December 31, 2021 balance sheet date is as follows:

(In thousands of U.S. Dollars)
2022	$6,225
2023	6,225
2024	4,899
2025	2,056
2026	1,704

14.  Debt

(a)	Revolving Credit Facility Borrowings, net

As of December 31, 2021 and 2020, Revolving Credit Facility Borrowings, net includes the following:

	December 31,	December 31,
(In thousands of U.S. Dollars)	2021	2020
Credit Facility borrowings	$—	$300,000
Working Capital Facility borrowings	3,612	7,643
Unamortized debt issuance costs	(1,140)	(1,967)
Revolving Credit Facility Borrowings, net	$2,472	$305,676

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

In the first quarter of 2020, in response to uncertainties associated with the outbreak of the COVID-19 pandemic and its impact on the Company’s business, the Company drew down $280.0 million in available revolving borrowing capacity under the Credit Facility, resulting in total outstanding borrowings of $300.0 million, which remained outstanding as of December 31, 2020. During the first half of 2021, the Company completely repaid the $300.0 million of Credit Facility borrowings, using cash on hand following the issuance of the Convertible Notes (as discussed below). Accordingly, as of December 31, 2021, there were no outstanding borrowings under the Credit Facility. As of December 31, 2021, and December 31, 2020, the Company did not have any letters of credit or advance payment guarantees outstanding under the Credit Facility.

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

On March 15, 2021, the Company entered into the Second Amendment to the Credit Agreement (as previously amended by the First Amendment to the Credit Agreement, dated as of June 10, 2020). On July 28, 2021, and December 13, 2021, the Company entered into the Third and Fourth Amendments to the Credit Agreement, respectively (collectively, the “Amendments”). The Amendments, among other things, (i) suspend the Senior Secured Net Leverage Ratio covenant through the first quarter of 2022, (ii) re-establish the Senior Secured Net Leverage Ratio covenant thereafter, provided that for subsequent quarters that such covenant is tested, as applicable, the Company will be permitted to use its quarterly EBITDA (as defined in the Credit Agreement) from the third and fourth quarters of 2019 in lieu of EBITDA for the corresponding quarters of 2021, (iii) add a $75.0 million minimum liquidity covenant measured at the end of each calendar month, (iv) restrict the Company’s ability to make certain restricted payments, dispositions and investments, create or assume liens and incur debt that would otherwise have been permitted by the Credit Agreement, (v) permit the issuance of the Convertible Notes (as discussed below) and related transactions, including the capped call transactions, or other unsecured debt, in an amount not to exceed $290.0 million, (vi) allow $30.0 million in permitted repurchases of the Company’s common shares, subject to a $300.0 million pro forma minimum liquidity covenant, (vii) increase permitted repurchases of the common shares of IMAX China from $5.0 million to $20.0 million, subject to pro forma compliance with the existing financial covenants set forth in the Credit Agreement, and (viii) facilitate a transition from a LIBOR-based interest rate to an interest rate based on the Euro Interbank Offered Rate for non-USD denominated loans. The modifications to the negative covenants, the minimum liquidity covenant, permitted share repurchases and modifications to certain other provisions in the Credit Agreement pursuant to the Amendments are effective until the earlier of the delivery of the compliance certificate for the fourth quarter of 2022 or the date on which the Company, in its sole discretion, elects to calculate its compliance with the Senior Secured Net Leverage Ratio by using either its actual EBITDA or annualized EBITDA (the “Designated Period”). As of December 31, 2021, the Company was in compliance with all of its requirements under the Credit Agreement, as amended.

Borrowings under the Credit Facility bear interest, at the Company’s option, at (i) LIBOR plus a margin ranging from 1.00% to 1.75% per annum; or (ii) the U.S. base rate plus a margin ranging from 0.25% to 1.00% per annum, in each case depending on the Company’s Total Leverage Ratio (as defined in the Credit Agreement); provided, however, that from the effective date of the First Amendment to the Credit Agreement until the Company delivers a compliance certificate following the end of the Designated Period, the applicable margin for LIBOR borrowings will be 2.50% per annum and the applicable margin for U.S. base rate borrowings will be 1.75% per annum. The effective interest rate for the year ended December 31, 2021 was 2.64% (2020 — 2.38%).

In addition, the Credit Facility has standby fees ranging from 0.25% to 0.38% per annum, based on the Company’s Total Leverage Ratio with respect to the unused portion of the Credit Facility; provided, however, that from the effective date of the First Amendment to the Credit Agreement until the Company delivers a compliance certificate following the end of the Designated Period, the standby fee will be 0.50% per annum.

The Company incurred fees of approximately $1.6 million in connection with the Amendments, which are being amortized on a straight-line basis.

Working Capital Facility

On July 1, 2021, IMAX (Shanghai) Multimedia Technology Co., Ltd. (“IMAX Shanghai”), one of the Company’s majority-owned subsidiaries in China, renewed its unsecured revolving facility for up to 200.0 million Chinese Renminbi (“RMB”) (approximately $31.4 million), including RMB 10.0 million (approximately $1.6 million) for letters of guarantee, to fund ongoing working capital requirements (the “Working Capital Facility”). The Working Capital Facility expires in July 2022.

As of December 31, 2021, outstanding Working Capital Facility borrowings were RMB 23.0 million ($3.6 million) and outstanding letters of guarantee were RMB 2.8 million ($0.5 million). As of December 31, 2020, outstanding Working Capital Facility borrowings were RMB 49.9 million ($7.6 million) and no letters of guarantee were issued.

As of December 31, 2021, the amount available for future borrowings under the Working Capital Facility was RMB 167.0 million ($26.2 million) and the amount available for letters of guarantee was RMB 7.2 million ($1.1 million). The amount available for future borrowings under the Working Capital Facility is not subject to a standby fee. The effective interest rate for the year ended December 31, 2021 was 4.31% (2020 — 4.31%).

Wells Fargo Foreign Exchange Facility

Within the Credit Facility, the Company is able to purchase foreign currency forward contracts and/or other swap arrangements. As of December 31, 2021, the net unrealized gain on the Company’s outstanding foreign currency forward contracts was $0.1 million, representing the amount by which the fair value of these forward contracts exceeded their notional value (December 31, 2020 — $2.0 million). As of December 31, 2021, the notional value of the Company’s outstanding foreign currency forward contracts was $26.7 million (December 31, 2020 — $26.4 million).

NBC Facility

On October 28, 2019, the Company entered into a $5.0 million facility with the National Bank of Canada (the “NBC Facility”) fully insured by Export Development Canada for use solely in conjunction with the issuance of performance guarantees and letters of credit. The NBC Facility is renewed on an annual basis. It was renewed on October 15, 2021 for a one-year term on the same terms and conditions. The Company did not have any letters of credit or advance payment guarantees outstanding as of December 31, 2021 and 2020 under the NBC Facility.

(b)	Convertible Notes

As of December 31, 2021 and December 31, 2020, Convertible Notes (as defined below) consist of the following:

	December 31,	December 31,
(In thousands of U.S. Dollars)	2021	2020
Convertible Notes	$230,000	$—
Unamortized discounts and debt issuance costs	(6,359)	—
Revolving Credit Facility Borrowings, net	$223,641	$—

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

On January 1, 2021, the Company elected to early adopt ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for convertible debt that may be settled in cash. As a result, the Company recorded the Convertible Notes entirely as a liability in the Consolidated Balance Sheets, net of initial purchasers’ discounts and commissions and other debt issuance costs, with interest expense reflecting the cash coupon plus the amortization of the discounts and capitalized costs. Additionally, ASU 2020-06 modifies the treatment of convertible debt securities that may be settled in cash or shares by requiring the use of the “if-converted” method. Under the “if-converted” method, because the principal amount of the Convertible Notes is settled in cash and the conversion spread is settleable in the Company’s common shares, diluted earnings per share is calculated by including the net number of incremental shares that would be issued upon conversion of the Convertible Notes, using the average market price during the period. Accordingly, the application of the “if-converted” method may reduce the Company’s reported diluted earnings per share.

In connection with the pricing of the Convertible Notes, the Company entered into privately negotiated capped call transactions (the “Capped Call Transactions”) with certain financial institutions. The Capped Call Transactions are expected to reduce potential dilution resulting from the common shares the Company is required to issue and/or to offset any potential cash payments the Company is required to make in excess of the principal amount of the Convertible Notes in the event that the market price per share of the Company’s common shares is greater than the strike price of the Capped Call Transactions with such reduction and/or offset subject to a cap. The Capped Call Transactions have an initial cap price of $37.2750 per share of the Company’s common shares, which represents a premium of 75% over the last reported sale price of the common shares when they were priced on March 16, 2021, and is subject to certain adjustments under the terms of the Capped Call Transactions. Collectively, the Capped Call Transactions cover, subject to anti-dilution adjustments substantially similar to those applicable to the Convertible Notes, the number of the Company’s common shares underlying the Convertible Notes. The cost of the Capped Call Transactions was approximately $19.1 million.

The Capped Call Transactions are separate transactions, and are not part of the terms of the Convertible Notes and will not affect any holder’s rights under the Convertible Notes. Holders of the Convertible Notes will not have any rights with respect to the Capped Call Transactions.

The Capped Call Transactions meet all of the applicable criteria for equity classification in accordance with ASC 815-10-15-74(a), “Derivatives and Hedging—Embedded Derivatives—Certain Contracts Involving an Entity’s Own Equity,” and, as a result, the related $19.1 million cost was recorded as a reduction to Other Equity within Shareholders’ Equity on the Company’s Consolidated Statements of Shareholders’ Equity and Consolidated Balance Sheets.

15.  Commitments

In the ordinary course of its business, the Company enters into contractual agreements with third parties that include non-cancelable payment obligations, for which it is liable in future periods. These arrangements can include terms binding the Company to minimum payments and/or penalties if it terminates the agreement for any reason other than an event of default as described by the agreement. The following table presents a summary of the Company’s contractual obligations and commitments as of December 31, 2021:

	Payments Due by Period
(In thousands of U.S. Dollars)	Total Obligation	Less Than One Year	1 to 3 years	3 to 5 years	Thereafter
Purchase obligations(1)	$34,084	$33,907	$42	$—	$135
Pension obligations(2)	20,298	—	20,298	—	—
Operating lease obligations(3)	18,833	3,760	4,669	4,127	6,277
Working Capital Facility(4)	3,612	3,612	—	—	—
Convertible Notes(5)	235,175	1,150	2,300	231,725	—
Postretirement benefits obligations	3,066	117	266	262	2,421
	$315,068	$42,546	$27,575	$236,114	$8,833

(1)	Represents total payments to be made under binding commitments with suppliers and outstanding payments to be made for supplies ordered, but yet to be invoiced.
(2)	The Company has an unfunded defined benefit pension plan covering its Chief Executive Officer. (See Note 23.)

(3)	Represents total minimum annual rental payments due under the Company’s operating leases, which almost entirely relates to leased office space in New York. (See Note 6.)
(4)	The Working Capital Facility expires in July 2022 (See Note 14(a).)

(5)

The Convertible Notes bear interest at a rate of 0.500% per annum on the principal of $230.0 million, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2021. The Convertible Notes will mature on April 1, 2026, unless earlier repurchased, redeemed or converted. (See Note 14.)

The Company compensates its sales force with both fixed and variable compensation. Commissions on the sale or lease of IMAX Theater Systems are payable in graduated amounts from the time of collection of the customer’s first payment to the Company up to the collection of the customer’s last initial payment. As of December 31, 2021, $1.1 million (December 31, 2020 — $1.6 million) of commissions have been accrued and will be payable in future periods.

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

(a)In January 2004, the Company and IMAX Theatre Services Ltd., a subsidiary of the Company, commenced an arbitration seeking damages before the International Court of Arbitration of the International Chamber of Commerce (the “ICC”) with respect to the breach by Electronic Media Limited (“EML”) of its December 2000 agreement with the Company. In June 2004, the Company commenced a related arbitration before the ICC against EML’s affiliate, E-City Entertainment (I) PVT Limited (“E-City”). On March 27, 2008, the arbitration panel issued a final award in favor of the Company in the amount of $11.3 million, consisting of past and future rents owed to the Company, plus interest and costs, as well as an additional $2,512 each day in interest from October 1, 2007 until the date the award is paid. In July 2008, E-City commenced a proceeding in Mumbai, India seeking an order that the ICC award may not be recognized in India and on June 10, 2013, the Bombay High Court ruled that it had jurisdiction over the proceeding filed by E-City. The Company appealed that ruling to the Supreme Court of India, and on March 10, 2017, the Supreme Court set aside the Bombay High Court’s judgment and dismissed E-City’s petition. On March 29, 2017, the Company filed an Execution Application in the Bombay High Court seeking to enforce the ICC award against E-City and several related parties, which award the Company calculates to be $24.4 million, inclusive of interest, as of December 31, 2021. That matter is currently pending. The Company has also taken steps to enforce the ICC final award outside of India. In December 2011, the Ontario Superior Court of Justice issued an order recognizing the final award and requiring E-City to pay the Company $30,000 to cover the costs of the application, and in May 2012, the New York Supreme Court recognized the Canadian judgment and entered it as a New York judgment. The Company intends to continue pursuing its rights and seeking to enforce the award, although no assurances can be given with respect to the ultimate outcome.

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

Product Warranties

The Company’s accrual for product warranties, which is recorded within Accrued and Other Liabilities in the Consolidated Balance Sheets is $nil and $0.1 million as of December 31, 2021 and 2020, respectively.

Director/Officer Indemnifications

The Company’s by-laws contain an indemnification of its directors/officers, former directors/officers, and persons who have acted at its request to be a director/officer of an entity in which the Company is a shareholder or creditor, to indemnify them, to the extent permitted by the Canada Business Corporations Act, against expenses (including legal fees), judgments, fines and any amounts actually and reasonably incurred by them in connection with any action, suit or proceeding in which the directors and/or officers are sued as a result of their service, if they acted honestly and in good faith with a view to the best interests of the Company. In addition, the Company has entered into indemnification agreements with each of its directors in order to effectuate the foregoing. The nature of the indemnification prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to counterparties. The Company has purchased directors’ and officers’ liability insurance. No amount has been accrued in the Consolidated Balance Sheets as of December 31, 2021 and December 31, 2020 with respect to this indemnity.

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

(a)Authorized Common Shares

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

(b)Settlements of Share-Based Compensation

During the years ended December 31, 2021, 2020, and 2019, the Company settled the exercise of stock options and the vesting of RSUs with its common shares. These settlements were either through newly issued common shares from treasury or through the purchase of common shares in the open market by the IMAX LTIP trustee. The following table summarizes the settlement of stock option and RSU transactions:

	Years Ended December 31,
(Cash proceeds in thousands of U.S. Dollars)	2021	2020	2019
Stock options
Issued from treasury	41,613	—	19,088
Plan trustee purchases	—	—	67,840
Total stock options exercised	41,613	—	86,928

Cash proceeds from stock option exercises	$—	$—	$1,752

RSUs
Issued from treasury	531,629	42,982	—
Plan trustee purchases	723	386,297	404,719
Shares withheld for tax withholdings	157,546	24,714	29,577
Total RSUs vested	689,898	453,993	434,296

(c)Share-Based Compensation

The Company issues share-based compensation to eligible employees, directors, and consultants under the IMAX LTIP and the China LTIP, as summarized below. On June 3, 2020, the Company’s shareholders approved the IMAX LTIP at its Annual and Special Meeting.

Awards under the IMAX LTIP may consist of stock options, RSUs, PSUs, and other awards. Stock options are no longer granted under the Company’s previously approved Stock Option Plan (“SOP”).

For the year ended December 31, 2021, share-based compensation expense totaled $25.6 million (2020 — $21.5 million; 2019 — $22.8 million) and is reflected in the following accounts in the Consolidated Statements of Operations:

	Years Ended December 31,
(In thousands of U.S. Dollars)	2021	2020	2019
Cost and expenses applicable to revenues	$1,490	$691	$1,709
Selling, general and administrative expenses	23,776	20,652	20,750
Research and development	348	150	371
	$25,614	$21,493	$22,830

As of December 31, 2021, the Company has reserved a total of 5,807,445 (December 31, 2020 — 15,486,807) common shares for future issuance under the IMAX LTIP. Of this amount, 3,736,157 common shares are reserved for the future exercise of stock options (December 31, 2020 — 4,892,962), 613,405 common shares are reserved for the future vesting of PSUs (December 31, 2020 — 361,844), and 1,457,883 common shares are reserved for the future vesting of RSUs (December 31, 2020 — 1,564,838). As of December 31, 2021, stock options in respect of 3,488,107 (December 31, 2020 — 4,311,761) common shares were vested and exercisable.

IMAX LTIP and SOP Stock Options

The Company’s policy is to issue new common shares from treasury or shares purchased in the open market to satisfy stock options which are exercised. The Company no longer intends to issue new stock option awards.

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

The Company recorded the following expenses related to stock options issued to employees and directors under the IMAX LTIP and SOP:

	Years Ended December 31,
(In thousands of U.S. Dollars)	2021	2020	2019
Stock option expense	$1,064	$1,847	$8,329

For the year ended December 31, 2021, the Company’s Consolidated Statements of Operations includes an income tax benefit of $0.1 million related to stock option expense (2020 — $0.1 million; 2019 — $1.9 million).

As of December 31, 2021, 2020, and 2019, unrecognized share-based compensation expense related to non-vested employee stock options is as follows:

	As of December 31,
(In thousands of U.S. Dollars)	2021	2020	2019
Expense related to non-vested employee stock options	$662	$2,029	$4,073

As of December 31, 2021, 2020, and 2019, unrecognized share-based compensation expense related to non-vested employee stock options is expected to be recognized over the following weighted-average periods:

	As of December 31,
	2021	2020	2019
Weighted average period (in years)	1.1	1.8	2.7

During the years ended December 31, 2021 and 2020, the Company did not grant any stock options. During the year ended 2019, the weighted average fair value of stock options granted to employees and directors at the measurement date and the assumptions used to estimate the average fair value of the stock options are as follows:

	Years Ended December 31,
	2021	2020	2019
Weighted average fair value per share	N/A	N/A	$6.65
Average risk-free interest rate	N/A	N/A	2.64%
Expected option life (in years)	N/A	N/A	6.73 - 10.00
Expected volatility	N/A	N/A	31%
Dividend yield	N/A	N/A	0%

The following table summarizes the stock option activity under the SOP and IMAX LTIP for the years ended December 31, 2021, 2020, and 2019:

				Weighted Average Exercise
	Number of Shares			Price Per Share
	2021	2020	2019	2021	2020	2019
Stock options outstanding, beginning of year	4,892,962	5,732,209	5,465,046	$26.81	$26.82	$27.63
Granted	—	—	1,016,882	—	—	20.66
Exercised	(41,613)	—	(86,928)	21.23	—	20.16
Forfeited	(88,934)	(34,678)	(336,493)	22.49	22.49	23.63
Expired	(903,038)	(786,086)	(299,134)	28.31	27.07	25.82
Cancelled	(123,220)	(18,483)	(27,164)	26.68	27.97	31.13
Stock options outstanding, end of year	3,736,157	4,892,962	5,732,209	26.61	26.81	26.82
Stock options exercisable, end of year	3,488,107	4,311,761	4,801,272	26.93	27.30	27.40

As of December 31, 2021, 3,736,157 options outstanding included both fully vested and unvested options with a weighted average exercise price of $26.61, an aggregate intrinsic value of $nil and a weighted average remaining contractual life of 4.1 years. The intrinsic value of the 41,613 options exercised in 2021 was $0.1 million (2020 — nil; 2019 — $0.2 million).

IMAX LTIP Restricted Share Units

RSUs have been granted to employees and directors under the IMAX LTIP. Each RSU represents a contingent right to receive a common share and is the economic equivalent of one common share. The grant date fair value of each RSU is equal to the share price of the Company’s stock at the grant date or the average closing price of the Company’s common stock for five days prior to the date of grant. For the years ended December 31, 2021, 2020, and 2019, the Company recorded the following expenses related to RSUs issued to employees and directors in the IMAX LTIP:

	Years Ended December 31,
(In thousands of U.S. Dollars)	2021	2020	2019
RSU expenses	$15,555	$13,761	$12,394

The Company’s actual tax benefits realized for the tax deductions related to the vesting of RSUs was $0.6 million for the year ended December 31, 2021 (2020 — $0.3 million; 2019 — $1.6 million).

The Company’s accrued liability for granted RSUs was $2.6 million as of December 31, 2021 (December 31, 2020 — $2.1 million).

Total share-based compensation expense related to non-vested RSUs not yet recognized and the weighted average period over which the awards are expected to be recognized are as follows:

	Years Ended December 31,
(In thousands of U.S. Dollars)	2021	2020	2019
Expense related to non-vested RSUs not yet recognized	$15,913	$17,343	$23,548

Weighted average period awards are expected to be recognized (in years)	1.6	1.9	2.7

The following table summarizes the activity in respect of RSUs issued under the IMAX LTIP for the years ended December 31, 2021, 2020, and 2019:

	Number of Awards			Weighted Average Grant Date Fair Value Per Share
	2021	2020	2019	2021	2020	2019
RSUs outstanding, beginning of year	1,564,838	1,065,347	1,033,871	$18.33	$23.17	$25.70
Granted	831,123	1,050,385	687,475	21.03	15.35	22.30
Vested and settled	(689,872)	(453,993)	(434,296)	19.46	22.71	27.54
Forfeited	(248,206)	(96,901)	(221,703)	19.38	18.81	23.68
RSUs outstanding, end of year	1,457,883	1,564,838	1,065,347	19.16	18.33	23.17

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

Approved under the June 3, 2020 amended and restated IMAX LTIP	885,000
Issued during previous years	(412,045)
Issued during 2021	(70,867)
Outstanding, December 31, 2021	402,088

Restricted Share Units to Non-Employees

There were no RSU awards granted to non-employees in 2021 (2020 ― nil; 2019 ― 12,580). The Company did not record any expenses for the year ended December 31, 2021 related to RSU grants issued to advisors and strategic partners of the Company (2020 ― $0.1 million; 2019 ― $0.1 million).

IMAX LTIP Performance Stock Units Summary

In 2020, the Company expanded its share-based compensation program to include PSUs. The Company grants two types of PSUs awards, one which vests based on a combination of employee service and the achievement of certain EBITDA-based targets and one which vests based on a combination of employee service and the achievement of total shareholder return (“TSR”) targets. The achievement of the EBITDA and TSR targets in these PSUs is determined over a three-year performance period. At the conclusion of the three-year performance period, the number of PSUs that ultimately vest can range from 0% to a maximum vesting opportunity of 175% of the initial award, depending upon actual performance versus the established EBITDA and stock-price targets.

The grant date fair value of PSUs with EBITDA-based targets is equal to the closing price of the Company’s common shares on the date of grant or the average closing price of the Company’s common shares for five days prior to the date of grant. The grant date fair value of PSUs with TSR targets is determined on the grant date using a Monte Carlo simulation, which is a valuation model that considers the likelihood of achieving the TSR targets embedded in the award (“Monte Carlo Model”). The compensation expense attributable to each type of PSU is recognized on a straight-line basis over the requisite service period.

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

For the years ended December 31, 2021, 2020, and 2019, the Company recorded the following expenses related to outstanding PSUs, which includes adjustments reflecting management’s estimate of the number of PSUs with EBITDA-based targets expected to vest:

	Years Ended December 31,
(In thousands of U.S. Dollars)	2021	2020	2019
PSU expenses	$5,322	$2,563	$—

The Company’s actual tax benefits realized for the tax deductions related to the vesting of PSUs was $nil for the year ended December 31, 2021 (2020 and 2019 ― $nil).

As of December 31, 2021, total unrecognized share-based compensation expense related to unvested PSUs and the weighted average period over which the expense is expected to be recognized is $9.3 million and 1.7 years, respectively.

The following table summarizes the activity in respect of PSUs issued under the IMAX LTIP:

	Number of Awards		Weighted Average Grant Date Fair Value Per Share
	2021	2020	2021	2020
PSUs outstanding, beginning of year	361,844	—	$15.68	$—
Granted	309,574	370,265	20.77	15.66
Forfeited	(58,013)	(8,421)	16.11	4.84
PSUs outstanding, end of year	613,405	361,844	18.21	15.68

As of December 31, 2021, the maximum number of shares of common stock that may be issued with respect to PSUs outstanding is 1,073,458, assuming full achievement of the EBITDA and stock-price targets.

China Long-Term Incentive Plan

Each stock option (“China Option”), RSU, or PSU issued under the China LTIP represents an opportunity to participate economically in the future growth and value creation of IMAX China.

In connection with the IMAX China IPO and in accordance with the China LTIP, IMAX China adopted a post-IPO share option plan and a post-IPO restricted stock unit plan. Pursuant to these plans, IMAX China has issued additional China Options, China LTIP Performance Stock Units (“China PSUs”), and China LTIP Restricted Share Units (“China RSUs”).

For the years ended December 31, 2021, 2020, and 2019, share-based compensation expense related to China Options, China RSUs and China PSUs was as follows:

	Years Ended December 31,
(In thousands of U.S. Dollars)	2021	2020	2019
Expense
China Options	$285	$875	$320
China RSUs	2,810	2,093	—
China PSUs	578	208	1,664
Total	$3,673	$3,176	$1,984

In 2021, IMAX China modified the terms of certain fully vested stock options to extend their contractual life by one year (2020 ― two years) and recorded an associated expense of $0.1 million (2020 ― $0.7 million).

Issuer Purchases of Equity Securities

In April 2021, the Company’s Board of Directors approved a 12-month extension to its share repurchase program through June 30, 2022. The extension authorized the Company to repurchase up to approximately $89.4 million worth of common shares, the remaining amount available of the original $200.0 million initially authorized under the share repurchase program when it commenced on July 1, 2017. The repurchases may be made either in the open market or through private transactions, including repurchases made pursuant a plan intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, subject to market conditions, applicable legal requirements, and other relevant factors. The Company has no obligation to repurchase shares and the share repurchase program may be suspended or discontinued by the Company at any time. In 2021, the Company repurchased 841,331 (2020 ― 2,484,123) common shares at an average price of $16.51 per share (2020 ― $14.72 per share), for a total of $13.9 million (2020 ― 36.6 million), excluding commissions. As of December 31, 2021, the Company has $75.5 million available under its approved repurchase program.

The total number of shares purchased during the year ended December 31, 2020 does not include 200,000 common shares, purchased in the administration of employee share-based compensation plans, at an average price of $15.43 per share. For the year ended December 31, 2021, there were no shares purchases in the administration of employee share based plans.

As of December 31, 2021, the IMAX LTIP trustee held nil shares. Any shares held with the trustee are recorded at cost and are reported as a reduction against Capital Stock on the Company’s Consolidated Balance Sheets.

In 2021, IMAX China’s shareholders granted its Board of Directors a general mandate authorizing the Board, subject to applicable laws, to repurchase shares of IMAX China not to exceed 10% of the total number of issued shares as of May 6, 2021 (34,835,824 shares). This program will be valid until the 2022 Annual General Meeting of IMAX China. The repurchases may be made in the open market or through other means permitted by applicable laws. IMAX China has no obligation to repurchase its shares and the share repurchase program may be suspended or discontinued by IMAX China at any time. In 2021, IMAX China repurchased 6,664,700 (2020 ― 906,400) common shares at an average price of HKD 11.68 per share (U.S. $1.50 per share) for a total of HKD 77.8 million or U.S. $10.0 million (2020 ― HKD 13.07 per share or U.S. $1.68 per share, for a total of HKD 11.9 million or U.S. $1.5 million). The change in non-controlling interest as a result of common shares repurchased by IMAX China is recorded within Non-Controlling Interest in the Consolidated Balance Sheets and the Consolidated Statements of Shareholders’ Equity. The difference between the consideration paid and the ownership interest obtained as a result of IMAX China share repurchases is recorded within Other Equity in the Consolidated Balance Sheets and the Consolidated Statements of Shareholders’ Equity. (See Note 3(a).)

(d)Basic and Diluted Weighted Average Shares Outstanding

The following table reconciles the denominator of the basic and diluted weighted average share computations:

	Years Ended December 31,
(In thousands)	2021	2020	2019
Issued and outstanding, beginning of period	58,921	61,176	61,434
Weighted average number of shares issued (repurchased), net	205	(1,939)	(124)
Weighted average number of shares outstanding - basic	59,126	59,237	61,310
Weighted average effect of potential common shares, if dilutive	—	—	179
Weighted average number of shares outstanding - diluted	59,126	59,237	61,489

For the year ended December 31, 2021, the calculation of diluted earnings per share excludes 6,131,792 (2020 and 2019 ― 6,999,667 and 5,809,468, respectively) shares that are issuable upon the vesting of 1,457,883 RSUs (2020 and 2019 ― 1,564,838 and 77,259, respectively), the vesting of 937,752 PSUs (2020 and 2019 ― 541,867), and the exercise of 3,736,157 stock options (2020 and 2019 ― 4,892,962 and 5,732,209, respectively), as the effect would be anti-dilutive.

The calculation of diluted weighted average shares outstanding for the year ended December 31, 2021 also excludes any shares potentially issuable upon the conversion of the Convertible Notes as the average market price of the Company’s common shares during the period of time they were outstanding was less than the conversion price of the Convertible Notes. (See Note 14(b).)

(e)Statutory Surplus Reserve

Pursuant to the corporate law of the People’s Republic of China (the “PRC”), entities registered in the PRC are required to maintain certain statutory reserves, which are appropriated from after-tax profits, after offsetting accumulated losses from prior years, before dividends can be declared or paid to equity holders.

The Company’s PRC subsidiaries are required to appropriate 10% of statutory net profits to statutory surplus reserves, upon distribution of their after-tax profits. The Company’s PRC subsidiaries may discontinue the appropriation of statutory surplus reserves when the aggregate sum of the statutory surplus reserve is more than 50% of their registered capital. The statutory surplus reserve is non-distributable other than during liquidation and may only be used to fund losses from prior years, to expand production operations, or to increase the capital of the subsidiaries. In addition, the subsidiaries may make further contribution to the discretional surplus reserve using post-tax profits in accordance with resolutions of the Board of Directors.

During the year ended December 31, 2021, one of the Company’s PRC subsidiaries declared and paid dividends of RMB 131.6 million ($20.4 million). In 2021, upon passage of the requisite resolution of the Board of Directors, a statutory surplus reserve of RMB 36.4 million ($5.6 million) was recorded within Shareholders’ Equity as an appropriation of the PRC subsidiaries’ retained earnings, of which $3.9 million is attributable to the Company’s common shareholders and $1.7 million is attributable to non-controlling shareholders. The statutory surplus reserve of RMB 36.4 million ($5.6 million) has reached 50% of its PRC subsidiaries’ registered capital.

18.  Consolidated Statements of Operations Supplemental Information

(a)	Selling Expenses

The following table summarizes the Company’s selling expenses, including sales commissions and other selling expenses such as direct advertising and marketing expenses, which are recognized within Costs and Expenses Applicable to Revenues in the Consolidated Statements of Operations, for the years ended December 31, 2021, 2020 and 2019:

	Years Ended December 31,
	2021		2020		2019
(In thousands of U.S. Dollars)	Sales Commissions	Other Selling Expenses	Sales Commissions	Other Selling Expenses	Sales Commissions	Other Selling Expenses
Technology sales(1)	$1,885	$989	$1,278	$1,077	$2,031	$1,072
Image enhancement and maintenance services(2)	—	8,923	—	4,306	—	22,869
Technology rentals(3)	399	1,109	908	510	383	2,952
Total	$2,284	$11,021	$2,186	$5,893	$2,414	$26,893

(1)

Sales commissions paid prior to the recognition of the related revenue are deferred and recognized upon the client acceptance of the IMAX Theater System. Direct advertising and marketing costs for each theater are expensed as incurred.

(2)	Film exploitation costs, including advertising and marketing costs are expensed as incurred.
(3)

Sales commissions related to joint revenue sharing arrangements accounted for operating leases are recognized in the month they are earned by the salesperson, which is typically the month in which the theater system is installed. Direct advertising and marketing costs for each theater are expensed as incurred.

(b)	Foreign Exchange

Included in Selling, General and Administrative Expenses for the year ended December 31, 2021 is a net gain of $1.3 million resulting from changes in exchange rates related to foreign currency denominated monetary assets and liabilities, as compared to a net gain of $0.8 million and a net loss of $0.9 million for the years ended December 31, 2020 and 2019, respectively. See Note 22(c) for additional information.

(c)	Collaborative Arrangements

Joint Revenue Sharing Arrangements

As of December 31, 2021, the Company has signed traditional and hybrid joint revenue sharing agreements with 43 exhibitors (2020 — 43) for a total of 1,225 IMAX Theater Systems (2020 — 1,232), of which 909 theaters (2020 — 890) were operational and included in the network as of that date. The terms of these arrangements are similar in nature, rights, and obligations. (See Note 6 for a description of the material terms of the Company’s collaborative joint revenue sharing arrangements.) The accounting policy for the Company’s joint revenue sharing arrangements is disclosed in Note 3(p).

Revenue attributable to transactions arising between the Company and its customers under joint revenue sharing arrangements are recorded within Revenues – Technology Sales and Revenues – Technology Rentals. For the year ended December 31, 2021, such revenues totaled $51.6 million (2020 — $19.9 million; 2019 — $92.0 million). (See Note 20(a) for a disaggregated presentation of the Company’s revenues.)

IMAX DMR

In an IMAX DMR arrangement, the Company receives a percentage of the box office receipts from a third party who owns the copyright to a film in exchange for converting the film into IMAX DMR format and distributing it through the IMAX network. The fee earned by the Company in a typical IMAX DMR arrangement averages approximately 12.5% of box office receipts (i.e. GBO receipts less applicable sales taxes), except for within Greater China, where the Company receives a lower percentage of net box office receipts for certain Hollywood films.

In 2021, the majority of IMAX DMR revenue was earned from the exhibition of 69 films (63 new and 6 carryovers) and the re-release of classic titles throughout the IMAX theater network, as compared to 35 films (31 new and 4 carryovers) and the re-release of classic titles in 2020, and 72 films (60 new and 12 carryovers) exhibited in 2019. The accounting policy for the Company’s IMAX DMR arrangements is disclosed in Note 3(p).

Revenue attributable to transactions arising between the Company and its customers under IMAX DMR arrangements are included in Revenues – Image Enhancement and Maintenance Services. For the year ended December 31, 2021, such revenues totaled $70.7 million (2020 — $28.3 million; 2019 — $120.8 million). (See Note 20(a) for a disaggregated presentation of the Company’s revenues.)

Co-Produced Film Arrangements

In certain film arrangements, the Company co-produces a film with a third party whereby the third party retains the copyright and certain other rights to the film. In some cases, the Company obtains exclusive theatrical distribution rights to the film. Under these arrangements, both parties contribute to the funding of the production, distribution and exploitation costs associated with the film.

As of December 31, 2021, the Company is party to one co-produced film arrangement, which represents the VIE total assets balance of $1.6 million and liabilities balance of $0.3 million and three other co-produced film arrangements, the terms of which are similar. The accounting policies relating to co-produced film arrangements are disclosed in Notes 3(a) and 3(p).

In 2021, an expense of $0.4 million (2020 — $2.0 million; 2019 — $0.6 million) attributable to transactions between the Company and other parties involved in the production of the films have been included in Costs and Expenses Applicable to Revenues – Image Enhancement and Maintenance Services.

In 2017, the Company participated in one significant co-produced television arrangement. This arrangement was not a VIE. For the year ended December 31, 2021, revenues of $0.2 million (2020 — $0.3 million; 2019 — $0.4 million) and Costs and Expenses Applicable to Revenues of $nil (2020 — $nil; 2019 — less than $0.1 million) attributable to this collaborative arrangement were recorded within Revenue – Image Enhancement and Maintenance Services and Costs and Expenses Applicable to Revenues – Image Enhancement and Maintenance Services.

19.  Consolidated Statements of Cash Flows Supplemental Information

(a)	Changes in other operating assets and liabilities

	Years Ended December 31,
(In thousands of U.S. Dollars)	2021	2020	2019
(Increase) decrease in:
Financing receivables	$(7,637)	$(10,568)	$(320)
Prepaid expenses	(3,230)	(979)	(290)
Variable consideration receivables	(2,905)	(2,361)	(4,056)
Other assets	1,003	(4,747)	(2,063)
(Decrease) increase in:
Accounts payable	(4,752)	414	(11,774)
Accrued and other liabilities	15,167	(6,399)	(8,505)
	$(2,354)	$(24,640)	$(27,008)

(b)	Cash payments made on account

	Years Ended December 31,
(In thousands of U.S. Dollars)	2021	2020	2019
Income taxes(1)	$18,475	$4,763	$17,298
Interest	$3,251	$5,773	$1,231

(1)

In 2021, the Canadian tax authorities denied the Company’s deduction of certain foreign taxes accrued in 2015, but not yet paid as discussions with the local authorities are ongoing. This resulted in the payment of $8.9 million in income taxes and $1.6 million in associated interest to the Canadian tax authorities in the fourth quarter of 2021. The Company has filed a waiver with the Canadian tax authorities in respect of 2015 so that when the foreign taxes are paid, the Company would be entitled to receive a refund of the $8.9 million in tax, which is recorded on the Company’s Consolidated Balance Sheets within Accounts Receivable, and the $1.6 million in associated interest.

(c)	Depreciation and amortization
	Years Ended December 31,
(In thousands of U.S. Dollars)	2021	2020	2019
Film assets	$16,316	$8,838	$19,176
Property, plant and equipment:
Equipment supporting joint revenue sharing arrangements	22,320	24,930	23,153
Other property, plant and equipment	9,479	11,225	12,477
Other intangible assets(1)	6,079	6,565	6,290
Other assets(2)	1,888	1,146	1,882
Total	$56,082	$52,704	$62,978

(1)

Includes the amortization of licenses and intellectual property recorded in Research and Development on the Consolidated Statement of Operations of $1.3 million in the year ended December 31, 2021 (2020 — $1.3 million).

(2)	Includes the amortization of lessee incentives provided by the Company to its customers under joint revenue sharing arrangements.
(d)	Write-downs, net of recoveries
	Years Ended December 31,
(In thousands of U.S. Dollars)	2021	2020	2019
Inventories(1)	$890	$3,632	$446
Property, plant and equipment:
Equipment supporting joint revenue sharing arrangements(2)	364	1,784	2,207
Other property, plant and equipment	217	174	249
Other intangible assets	142	184	95
Film assets(3)	151	10,804	1,379
Other assets(4)	—	1,151	—
	$1,764	$17,729	$4,376

(1)	In 2021, the Company recorded write-downs of $0.9 million (2020 — $3.6 million; 2019 — $0.4 million) in Costs and Expenses Applicable to Technology Sales related to excess and damaged inventory.
(2)

In 2021, the Company recorded charges of $0.4 million (2020 — $1.8 million; 2019 — $2.2 million) in Costs and Expenses Applicable to Technology Rentals mostly related to the write-down of leased IMAX Xenon Theater Systems which were taken out of service in connection with customer upgrades to IMAX Laser Theater Systems.

(3)

In 2021, the company recorded impairment losses of $0.2 million related to the write-down of DMR related film assets. In 2020, the Company recorded impairment losses of $10.8 million (2019 — $1.4 million) in Costs and Expenses Applicable to Image Enhancement and Maintenance Services principally to write-down the carrying value of certain documentary and alternative content film assets and DMR related film assets due to a decrease in projected box office totals and related revenues based on management’s regular quarterly recoverability assessments.

(4)	In 2020, the Company recorded a write-down of $1.2 million in Asset Impairments related to content-related assets which became impaired in the year. No such charge was recorded in 2021 and 2019.

(e)	Significant non-cash investing activities
	Years Ended December 31,
(In thousands of U.S. Dollars)	2021	2020	2019
Net (decrease) increase in accruals related to:
Investment in equipment supporting joint revenue sharing arrangements	$1,009	$(1,888)	$(2,013)
Acquisition of other intangible assets	(891)	792	(51)
Purchases of property, plant and equipment	(188)	158	496
	$(70)	$(938)	$(1,568)

20. Revenue from Contracts with Customers

(a)	Disaggregated Information About Revenue

The following tables summarize the Company’s revenues by type and reportable segment for the years ended December 31, 2021, 2020, and 2019:

	Year Ended December 31, 2021
	Revenue from
	Contracts with Customers
(In thousands of U.S. Dollars)	Fixed consideration	Variable consideration	Revenue from Lease Arrangements	Finance Income	Total
Technology sales
IMAX Systems(1)	$37,900	$5,576	$11,392	$—	$54,868
Joint Revenue Sharing Arrangements, fixed fees	—	—	5,406	—	5,406
Other Theater Business	2,363	—	—	—	2,363
Other sales(2)	3,475	41	—	—	3,516
Sub-total	43,738	5,617	16,798	—	66,153
Image enhancement and maintenance services
IMAX DMR	—	70,659	—	—	70,659
IMAX Maintenance	53,339	—	—	—	53,339
Film Post-Production	4,260	—	—	—	4,260
Film Distribution	205	1,259	—	—	1,464
Other	377	1,049	—	—	1,426
Sub-total	58,181	72,967	—	—	131,148
Technology rentals
Joint Revenue Sharing Arrangements, contingent rent	—	—	46,184	—	46,184
Other	—	—	606	—	606
Sub-total	—	—	46,790	—	46,790
Finance income
IMAX Systems	—	—	—	10,792	10,792
Total	$101,919	$78,584	$63,588	$10,792	$254,883

	Year Ended December 31, 2020
	Revenue from
	Contracts with Customers
(In thousands of U.S. Dollars)	Fixed consideration	Variable consideration	Revenue from Lease Arrangements	Finance Income	Total
Technology sales
IMAX Systems(1)(3)	$33,869	$5,799	$4,271	$—	$43,939
Joint Revenue Sharing Arrangements, fixed fees	—	—	2,056	—	2,056
Other Theater Business	1,666	—	—	—	1,666
Other sales(2)	1,957	110	—	—	2,067
Sub-total	37,492	5,909	6,327	—	49,728
Image enhancement and maintenance services
IMAX DMR	—	28,265	—	—	28,265
IMAX Maintenance	21,999	—	—	—	21,999
Film Post-Production	3,878	—	—	—	3,878
Film Distribution	3,000	1,841	—	—	4,841
Other	—	335	—	—	335
Sub-total	28,877	30,441	—	—	59,318
Technology rentals
Joint Revenue Sharing Arrangements, contingent rent	—	—	17,841	—	17,841
Sub-total	—	—	17,841	—	17,841
Finance income
IMAX Systems	—	—	—	10,116	10,116
Total	$66,369	$36,350	$24,168	$10,116	$137,003

	Year Ended December 31, 2019
	Revenue from
	Contracts with Customers
(In thousands of U.S. Dollars)	Fixed consideration	Variable consideration	Revenue from Lease Arrangements	Finance Income	Total
Technology sales
IMAX Systems(1)(3)	$77,058	$10,247	$9,105	$—	$96,410
Joint Revenue Sharing Arrangements, fixed fees	—	—	11,014	—	11,014
Other Theater Business	8,390	—	—	—	8,390
Other sales(2)	2,209	222	—	—	2,431
Sub-total	87,657	10,469	20,119	—	118,245
Image enhancement and maintenance services
IMAX DMR	—	120,765	—	—	120,765
IMAX Maintenance	53,151	—	—	—	53,151
Film Post-Production	7,392	—	—	—	7,392
Film Distribution	—	4,818	—	—	4,818
Other		2,421	—	—	2,421
Sub-total	60,543	128,004	—	—	188,547
Technology rentals
Joint Revenue Sharing Arrangements, contingent rent	—	—	76,673	—	76,673
Other	—	25	1,263	—	1,288
Sub-total	—	25	77,936	—	77,961
Finance income
IMAX Systems	—	—	—	10,911	10,911
Total	$148,200	$138,498	$98,055	$10,911	$395,664

(1)

Includes revenues earned from sales or sales-type lease arrangements involving new and upgraded IMAX Theater Systems, as well as the impact on revenue of renewals and amendments to existing theater system arrangements.

(2)	Other sales include revenues associated with New Business Initiatives.
(3)

Prior period comparatives have been revised to appropriately classify $4.3 million and $9.1 million, respectively, of fixed consideration under revenue from contracts with customers to revenue from lease arrangements for the years ended December 31, 2020 and 2019.

(b)	Deferred Revenue

IMAX Theater System sale and lease arrangements include a requirement for the Company to provide maintenance services over the life of the arrangement, subject to a consumer price index adjustment each year. In circumstances where customers prepay the entire term’s maintenance fee, additional payments are due to the Company for the years after its extended warranty and maintenance obligations expire. Payments upon renewal each year are either prepaid or made in arrears and can vary in frequency from monthly to annually. As of December 31, 2021, $20.2 million of consideration has been deferred in relation to outstanding maintenance services to be provided on existing maintenance contracts (December 31, 2020 — $21.6 million and 2019 — $17.7 million). Maintenance revenue is recognized evenly over the contract term which coincides with the period over which maintenance services are provided. In the event of customer default, any payments made by the customer may be retained by the Company.

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

21.  Segment Reporting

The Company’s Chief Executive Officer (“CEO”) is its Chief Operating Decision Maker (“CODM”), as such term is defined under U.S. GAAP. The CODM, along with other members of management, assess segment performance based on segment revenues and gross margins. Selling, general and administrative expenses, research and development costs, the amortization of intangible assets, provision for (reversal of) current expected credit losses, certain write-downs, interest income, interest expense, and income tax (expense) benefit are not allocated to the Company’s segments.

The Company has the following reportable segments: (i) IMAX DMR; (ii) Joint Revenue Sharing Arrangements; (iii) IMAX Systems, (iv) IMAX Maintenance; (v) Other Theater Business; (vi) Film Distribution; (vii) Film Post-Production; and (viii) New Business Initiatives. The Company organizes its reportable segments into the following four categories, identified by the nature of the product sold or service provided:

(i)	IMAX Technology Network, which earns revenue based on contingent box office receipts and includes the IMAX DMR segment and contingent rent from the Joint Revenue Sharing Arrangements (“JRSA”) segment;

(ii)	IMAX Technology Sales and Maintenance, which includes results from the IMAX Systems, IMAX Maintenance and Other Theater Business segments, as well as fixed revenues from the JRSA segment;

(iii)

Film Distribution and Post-Production, which includes activities related to the distribution of large-format documentary films, primarily to institutional theaters, and the distribution of exclusive experiences ranging from live performances to interactive events with leading artists and creators (through the Film Distribution segment) and the provision of film post-production and quality control services (through the Film Post-Production segment); and

(iv)	New Business Initiatives, which is a segment that includes activities related to the expansion of the IMAX brand across new lines of business and initiatives.

The Company presents its segment information at a disaggregated level to provide more relevant information to the users of its financial statements.

Transactions between the IMAX DMR segment and the Film Post-Production segment are valued at exchange value. Inter-segment profits are eliminated upon consolidation, as well as for the disclosures below.

(a)	Segment Financial Information

The following table presents the Company’s revenue and gross margin (margin loss) by category and reportable segment for the years ended December 31, 2021, 2020, and 2019:

	Years Ended December 31,
	Revenue(1)			Gross Margin (Margin Loss)
(In thousands of U.S. Dollars)	2021	2020	2019	2021	2020	2019
IMAX Technology Network
IMAX DMR	$70,659	$28,265	$120,765	$44,782	$13,731	$78,592
Joint Revenue Sharing Arrangements, contingent rent	46,184	17,841	76,673	21,761	(9,500)	48,446
	116,843	46,106	197,438	66,543	4,231	127,038
IMAX Technology Sales and Maintenance
IMAX Systems(2)	65,660	54,055	107,321	34,981	24,816	58,168
Joint Revenue Sharing Arrangements, fixed fees	5,406	2,056	11,014	1,343	529	2,613
IMAX Maintenance(3)	53,339	21,999	53,151	27,572	3,068	23,010
Other Theater Business(4)	2,363	1,666	8,390	398	(438)	2,624
	126,768	79,776	179,876	64,294	27,975	86,415
Film Distribution and Post-Production
Film Distribution(5)	1,464	4,841	4,818	(1,121)	(9,840)	(2,942)
Post-Production	4,260	3,878	7,392	1,969	(358)	1,680
	5,724	8,719	12,210	848	(10,198)	(1,262)
New Business Initiatives	3,704	2,226	2,754	3,399	1,878	2,106
Sub-total for reportable segments	253,039	136,827	392,278	135,084	23,886	214,297
Other	1,844	176	3,386	(678)	(2,346)	(125)
Total	$254,883	$137,003	$395,664	$134,406	$21,540	$214,172

The following table presents the Company’s assets by category and reportable segment, reconciled to consolidated assets, as of December 31, 2021 and 2020:

	As of December 31,
(In thousands of U.S. Dollars)	2021	2020
IMAX Technology Network
IMAX DMR	$48,299	$29,672
Joint Revenue Sharing Arrangements, contingent rent	196,789	195,822
IMAX Technology Sales and Maintenance
IMAX Systems	249,672	240,972
Joint Revenue Sharing Arrangements, fixed fees	27,930	27,778
IMAX Maintenance	38,530	36,949
Other Theater Business	82	106
Film Distribution and Post-Production
Film Distribution	7,185	5,984
Post-Production	31,575	35,526
New Business Initiatives	1,420	1,196
Sub-total for reportable segments	601,482	574,005
Corporate and other non-segment specific assets	281,765	423,745
Total	$883,247	$997,750

The following table presents the Company’s amortization by category and reportable segment, and on a consolidated basis, for the years ended December 31, 2021, 2020, and 2019:

	Years Ended December 31,
(In thousands of U.S. Dollars)	2021	2020	2019
IMAX Technology Network
IMAX DMR	$15,917	$10,269	$16,117
Joint Revenue Sharing Arrangements, contingent rent	24,208	26,076	25,036
IMAX Technology Sales and Maintenance
IMAX Systems	2,076	3,548	3,878
IMAX Maintenance	—	213	299
Film Distribution and Post-Production
Film Distribution	600	1,213	3,894
Post-Production	924	1,281	1,301
New Business Initiatives	—	11	58
Sub-total for reportable segments	43,725	42,611	50,583
Corporate and other non-segment specific assets(6)	12,357	10,093	12,395
Total	$56,082	$52,704	$62,978

The following table presents the Company’s write-downs, including asset impairments and credit loss (reversal) expense, by category and reportable segment, and on a consolidated basis, for the years ended December 31, 2021, 2020, and 2019:

	Years Ended December 31,
(In thousands of U.S. Dollars)	2021	2020	2019
IMAX Technology Network
IMAX DMR	$151	$1,057	$—
Joint Revenue Sharing Arrangements, contingent rent	364	1,784	2,207
IMAX Technology Sales and Maintenance
IMAX Systems	837	2,872	276
IMAX Maintenance	53	510	170
Film Distribution and Post-Production
Film Distribution	—	9,997	1,379
Post-Production	—	—	—
New Business Initiatives	—	52	96
Sub-total for reportable segments	1,405	16,272	4,128
Corporate and other non-segment specific assets(7)	(3,592)	20,065	2,678
Total	$(2,187)	$36,337	$6,806

The following table presents the Company’s purchases of Property, Plant and Equipment by category and reportable segment for the years ended December 31, 2021, 2020, and 2019:

	Years Ended December 31,
(In thousands of U.S. Dollars)	2021	2020	2019
IMAX Technology Network
IMAX DMR	$—	$—	$99
Joint Revenue Sharing Arrangements, contingent rent	10,094	6,654	40,489
IMAX Technology Sales and Maintenance
IMAX Systems	621	50	452
IMAX Maintenance	25	—	311
Film Distribution and Post-Production
Film Distribution	1,599	—	—
Post-Production	609	456	1,210
New Business Initiatives	—	—	—
Sub-total for reportable segments	12,948	7,160	42,561
Corporate and other non-segment specific assets	736	191	5,349
Total	$13,684	$7,351	$47,910

(1)

The Company’s largest customer represents 10% of total Revenues as of December 31, 2021 (2020 ― 16%; 2019 ― 17%). No single customer comprises more than 10% of the Company’s total Accounts Receivable as of December 31, 2021 and 2020.

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

(3)

Due to the global reopening of the IMAX theater network and the substantial resumption of normal operations throughout the theatrical exhibition industry, as evidenced by box office totals for the fourth quarter of 2021 exceeding pre-pandemic levels, the Company ended the temporary relief program for its exhibitor customers and, as a result, recognized maintenance revenue of $6.3 million that had been due to the potential for the waiver or reduction of maintenance fees during the COVID-19 pandemic, including $2.5 million that had been deferred from 2020 with the remainder from the first nine months of 2021.

(4)	The revenue from this segment principally includes after-market sales of IMAX projection system parts and 3D glasses.
(5)

During the year ended December 31, 2020, Film Distribution segment results were significantly influenced by impairment losses of $10.0 million, to write-down the carrying value of certain documentary and alternative content film assets due to a decrease in projected box office totals and related revenues based on management’s regular quarterly recoverability assessments (2019 ― $1.4 million). No such impairment losses were incurred in 2021.

(6)	Prior period comparatives have been revised to exclude the amortization of deferred financing costs of $0.9 million and $0.5 million, respectively, for the years ended December 31, 2020 and 2019.
(7)

During the year ended December 31, 2021, includes the net reversal of current expected credit losses of $4.0 million, which is excluded from the measurement of the Company’s segment performance (2020 ― provision of $18.6 million; 2019 ― provision of $2.4 million). (See Note 5.)

(b)Geographic Information

Revenue by geographic area is based on the location of the customer. Revenue related to IMAX DMR is presented based upon the geographic location of the theaters that exhibit the remastered films. IMAX DMR revenue is generated through contractual relationships with studios and other third parties and these may not be in the same geographical location as the theater.

The following table summarizes the Company’s revenues by geographic area for the years ended December 31, 2021, 2020, and 2019:

	Years Ended December 31,
(In thousands of U.S. Dollars)	2021	2020	2019
Greater China	$112,801	$52,331	$124,294
United States	73,499	30,157	121,264
Asia (excluding Greater China)	23,682	20,090	48,386
Western Europe	20,942	13,683	46,911
Russia & the CIS	7,308	2,927	16,124
Latin America	3,601	6,114	9,438
Canada	3,266	1,365	9,220
Rest of the World	9,784	10,336	20,027
Total	$254,883	$137,003	$395,664

No single country in the Rest of the World, Western Europe, Latin America, and Asia (excluding Greater China) classifications comprise more than 10% of total revenue.

The following table presents the breakdown of Property, Plant and Equipment by geography as of December 31, 2021 and 2020:

	As of December 31,
(In thousands of U.S. Dollars)	2021	2020
Greater China	$100,182	$104,731
United States	91,856	100,495
Canada	32,643	31,624
Western Europe	21,684	25,487
Asia (excluding Greater China)	9,463	9,930
Rest of the World	4,525	5,130
Total	$260,353	$277,397

22.  Financial Instruments

(a)	Financial Instruments

The Company maintains cash with various major financial institutions. The Company’s cash is invested with highly rated financial institutions. The Company’s $189.7 million balance of cash and cash equivalents as of December 31, 2021 includes $102.1 million in cash held outside of Canada (December 31, 2020 — $89.9 million), of which $76.3 million was held in the PRC (December 31, 2020 — $77.2 million).

(b)	Fair Value Measurements

The carrying values of the Company’s Cash and Cash Equivalents, Accounts Receivable, Accounts Payable, and Accrued Liabilities due within one year approximate their fair values due to the short-term maturity of these instruments. Including these instruments, the Company’s financial instruments consist of the following:

	As of December 31, 2021		As of December 31, 2020
(In thousands of U.S. Dollars)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Level 1
Cash and cash equivalents(1)	$189,711	$189,711	$317,379	$317,379
Equity securities(2)	1,087	1,087	13,633	13,633
Level 2
Net financed sales receivables(3)	$112,657	$112,662	$112,396	$112,603
Net investment in sales-type leases(3)	28,392	28,407	19,414	19,373
Equity securities(1)	1,000	1,000	1,000	1,000
COLI(4)	3,275	3,275	3,155	3,155
Foreign exchange contracts — designated forwards(2)	79	79	1,635	1,635
Foreign exchange contracts — non-designated forwards(2)	—	—	344	344
Working Capital Facility borrowings(1)	(3,612)	(3,612)	(7,643)	(7,643)
Credit Facility borrowings(1)	—	—	(300,000)	(300,000)
Convertible Notes(5)	(230,000)	(223,100)	—	—

(1)	Recorded at cost, which approximates fair value.
(2)	Fair value is determined using quoted prices in active markets.
(3)	Fair value is estimated based on discounting future cash flows at currently available interest rates with comparable terms.
(4)	Measured at cash surrender value, which approximates fair value.
(5)	Fair value is determined using quoted market prices that are observable in the market or that could be derived from observable market data.

The Company did not have any material amounts of Level 3 assets or liabilities as of December 31, 2021 and December 30, 2020.
(c)	Foreign Exchange Risk Management

The Company is exposed to market risk from changes in foreign currency rates.

A majority of the Company’s revenues is denominated in U.S. Dollars while a significant portion of its costs and expenses is denominated in Canadian Dollars. A portion of the Company’s net U.S. Dollar cash is converted to Canadian Dollars to fund Canadian Dollar expenses through the spot market. In China and Japan, the Company has ongoing operating expenses related to its operations in RMB and the Japanese Yen, respectively. Net cash flows are converted to and from U.S. Dollars through the spot market. The Company also has cash receipts under leases denominated in RMB, Japanese Yen, Canadian Dollars, and Euros which are converted to U.S. Dollars through the spot market. In addition, because IMAX films generate box office in 87 different countries, unfavourable exchange rates between applicable local currencies and the U.S. Dollar could have an impact on box office receipts and the Company’s revenues and results of operations. The Company’s policy is to not use any financial instruments for trading or other speculative purposes.

The Company has entered into a series of foreign currency forward contracts to manage the risks associated with the volatility of foreign currencies. Certain of these foreign currency forward contracts met the criteria required for hedge accounting under the Derivatives and Hedging Topic of the FASB ASC at inception, and continue to meet hedge effectiveness tests as of December 31, 2021 (the “Foreign Currency Hedges”), with settlement dates throughout 2022. Foreign currency derivatives are recognized and measured in the Consolidated Balance Sheets at fair value. Changes in the fair value (i.e., gains or losses) are recognized in the Consolidated Statements of Operations except for derivatives designated and qualifying as foreign currency cash flow hedging instruments. The Company currently has cash flow hedging instruments associated with Selling, General and Administrative Expenses. For foreign currency cash flow hedging instruments related to Selling, General and Administrative Expenses, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in Other Comprehensive Income and reclassified to the Consolidated Statements of Operations when the forecasted transaction occurs. For foreign currency cash flow hedging instruments related to Inventories, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in Other Comprehensive Income and reclassified to Inventories in the Consolidated Balance Sheets when the forecasted transaction occurs. For foreign currency cash flow hedging instruments related to capital expenditures, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in Other Comprehensive Income and reclassified to Property, Plant and Equipment on the Consolidated Balance Sheets when the forecasted transaction occurs. Any ineffective portion is recognized immediately in the Consolidated Statements of Operations.

The following tabular disclosures reflect the impact that derivative instruments and hedging activities have on the Company’s Consolidated Financial Statements:

Notional value of foreign exchange contracts:

	As of December 31,
(In thousands of U.S. Dollars)	2021	2020
Derivatives designated as hedging instruments:
Foreign exchange contracts — Forwards	$26,702	$26,358
Derivatives not designated as hedging instruments:
Foreign exchange contracts — Forwards	—	5,552
	$26,702	$31,910

Fair value of derivatives in foreign exchange contracts:

		As of December 31,
(In thousands of U.S. Dollars)	Balance Sheet Location	2021	2020
Derivatives designated as hedging instruments:
Foreign exchange contracts — Forwards	Other assets	$184	$1,635
	Accrued and other liabilities	(105)	—
Derivatives not designated as hedging instruments:
Foreign exchange contracts — Forwards	Other assets	—	344
		$79	$1,979

Derivatives in foreign currency hedging relationships are as follows:

		Years Ended December 31,
(In thousands of U.S. Dollars)		2021	2020	2019
Foreign exchange contracts	Derivative Gain
— Forwards	Recognized in OCI
	(Effective Portion)	$468	$550	$552

	Location of Derivative Gain (Loss)
	Reclassified from AOCI	Years Ended December 31,
(In thousands of U.S. Dollars)	(Effective Portion)	2021	2020	2019
Foreign exchange contracts	Selling, general and
— Forwards	administrative expenses	$1,707	$(578)	$(1,109)
	Inventories	—	(26)	(42)
	Property, plant and equipment	—	—	(32)
		$1,707	$(604)	$(1,183)

		Years Ended December 31,
(In thousands of U.S. Dollars)		2021	2020	2019
Foreign exchange contracts	Derivative Gain (Loss) Recognized
— Forwards	In and out of OCI
	(Effective Portion)	$—	$17	$(22)

Non-designated derivatives in foreign currency relationships are as follows:

		Years Ended December 31,
(In thousands of U.S. Dollars)		2021	2020	2019
Foreign exchange contracts	Derivative Gain Reclassified
— Forwards	From AOCI
	(Ineffective Portion)	$(318)	$—	$—

		Years Ended December 31,
(In thousands of U.S. Dollars)	Location of Derivative Gain	2021	2020	2019
Foreign exchange contracts	Selling, general and
— Forwards	administrative expenses	$398	$344	$—

The Company's estimated net amount of the existing gains as of December 31, 2021 is $0.1 million, which is expected to be reclassified to earnings within the next twelve months.

(d)	Investments in Equity Securities

As of December 31, 2021, the Consolidated Balance Sheets includes $1.1 million (December 31, 2020 — $13.6 million) of investments in equity securities.

On January 17, 2019, IMAX China (Hong Kong), Limited, a wholly-owned subsidiary of IMAX China, as an investor entered into a cornerstone investment agreement with Maoyan Entertainment (“Maoyan”) (as the issuer) and Morgan Stanley Asia Limited (as a sponsor, underwriter and the underwriters’ representative). Pursuant to this agreement, IMAX China (Hong Kong), Limited agreed to invest $15.2 million to subscribe for a certain number of shares of Maoyan at the final offer price pursuant to the global offering of the share capital of Maoyan, and this investment would be subject to a lock-up period of six months following the date of the global offering. On February 4, 2019, Maoyan completed its global offering, upon which, IMAX China (Hong Kong), Limited became a less than 1% shareholder in Maoyan. In February 2021, IMAX China (Hong Kong), Limited sold all of its 7,949,000 shares of Maoyan for gross proceeds of $17.8 million, which represents a $2.6 million gain relative to the Company’s acquisition cost and a $5.2 million gain compared to the fair value of the investment as of December 31, 2020. Prior to this sale, the Company accounted for its investment in Maoyan at fair value with any changes in fair value recorded to the Consolidated Statements of Operations. For the year ended December 31, 2020, the Company recorded a net unrealized loss of $2.1 million. As of December 31, 2020, the value of the Company’s investment in Maoyan was $12.6 million.

The Company has an investment of $1.1 million (December 31, 2020 — $1.1 million) in the shares of an exchange traded fund. This investment is classified as an equity investment.

As of December 31, 2021, the Company held investments in the preferred shares of enterprises which meet the criteria for classification as an equity security under FASB ASC 325, carried at historical cost, net of impairment charges. The carrying value of these equity security investments was $1.0 million as of December 31, 2021 (December 31, 2020 — $1.0 million) and is recorded in Other Assets.

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

As of December 31, 2021 and 2020, the projected benefit obligation for SERP are as follows:

	Years Ended December 31,
(In thousands of U.S. Dollars)	2021	2020
Projected benefit obligation:
Obligation, beginning of period	$20,116	$18,840
Interest cost	72	379
Actuarial (gain) loss	(132)	897
Obligation, end of period and unfunded status	$20,056	$20,116

As of December 31, 2021, 2020, and 2019, the following amounts related to the SERP were recorded on the Company’s Consolidated Balance Sheets within Accumulated Other Comprehensive Income and will be recognized as components of net periodic benefit cost in future periods:

	As of December 31,
(In thousands of U.S. Dollars)	2021	2020	2019
Unrealized actuarial gain	$(679)	$(547)	$(1,444)
Unamortized prior service cost	184	369	456
Net periodic benefit costs to be recognized in future periods	$(495)	$(178)	$(988)

For the years ended December 31, 2021, 2020, and 2019, the components of pension expense related to the SERP were as follows:

	Years ended December 31,
(In thousands of U.S. Dollars)	2021	2020	2019
Interest cost	$72	$379	$564
Amortization of prior service cost	185	87	—
Pension expense	$257	$466	$564

The following assumptions were used to determine the SERP obligation and any related costs as of and for the years ended December 31, 2021, 2020, and 2019:

	As of December 31,
	2021	2020	2019
Discount rate	0.80%	0.36%	2.00%
Lump sum interest rate:
First 25 years	N/A	N/A	2.12%
First 20 years	N/A	N/A	N/A
Thereafter	N/A	N/A	2.26%
Cost of living adjustment on benefits	N/A	N/A	1.20%

No contributions were made for the SERP during 2021. The Company expects interest costs of $0.2 million to be recognized as a component of pension cost for the year ended December 31, 2022.

(b)	Defined Contribution Pension Plan

The Company also maintains defined contribution pension plans for its employees, including its executive officers. The Company makes contributions to these plans on behalf of employees in an amount up to 5% of their base salary subject to certain prescribed maximums. During 2021, the Company contributed and recorded expense of $1.1 million (2020 — $1.1 million; 2019 — $1.2 million) to its Canadian plan and $0.5 million (2020 — $0.6 million; 2019 — $0.6 million) to its defined contribution employee pension plan under Section 401(k) of the U.S. Internal Revenue Code.

(c)	Postretirement Benefits - Executives

The Company has an unfunded postretirement plan for Mr. Gelfond and Bradley J. Wechsler, former Chairman of the Company’s Board of Directors (the “Executive Postretirement Benefit Plan”). The Executive Postretirement Benefit Plan provides that the Company will maintain health benefits for Mr. Gelfond and Wechsler until they become eligible for Medicare and, thereafter, the Company will provide Medicare supplemental coverage as selected by Mr. Gelfond and Wechsler. Mr. Wechsler retired from the Company’s Board of Directors on June 9, 2021. The Company maintained Mr. Wechsler’s health benefits through December 31, 2021, and thereafter will provide him with Medicare supplemental coverage or its equivalent value.

As of December 31, 2021 and 2020, the Company’s Consolidated Balance Sheets include the following amounts within Accrued and Other Liabilities related to the Executive Postretirement Benefit Plan:

	As of December 31,
(In thousands of U.S. Dollars)	2021	2020
Projected benefit obligation:
Obligation, beginning of year	$710	$665
Interest cost	16	20
Benefits paid	(16)	(29)
Actuarial (gain) loss	(48)	54
Obligation, end of year and unfunded status	$662	$710

For the years ended December 31, 2021, 2020, and 2019, the components of pension expense related to the Executive Postretirement Benefit Plan were as follows:

	Years Ended December 31,
(In thousands of U.S. Dollars)	2021	2020	2019
Interest cost	$16	$20	$26
Amortization of actuarial gain	—	(17)	—
Pension expense	$16	$3	$26

As of December 31, 2021, 2020, and 2019, the following amounts related to the Executive Postretirement Benefit Plan were recorded on the Company’s Consolidated Balance Sheets within Accumulated Other Comprehensive Income and will be recognized as components of net pension cost in future periods:

	As of December 31,
(In thousands of U.S. Dollars)	2021	2020	2019
Unrealized actuarial (gain) loss	$(27)	$21	$(50)

As of December 31, 2021, 2020, and 2019, the weighted average assumptions used to determine the benefit obligation related to the Executive Postretirement Benefit Plan are as follows:

	As of December 31,
	2021	2020	2019
Discount rate	2.71%	2.36%	3.13%

For the years ended December 31, 2021, 2020, and 2019, the weighted average assumptions used to determine the net postretirement benefit expense related to the Executive Postretirement Benefit Plan are as follows:

	Years Ended December 31,
	2021	2020	2019
Discount rate	2.36%	3.13%	4.15%

The following benefit payments are expected to be made as per the current plan assumptions for the Executive Postretirement Benefit Plan in each of the next five years and thereafter following the December 31, 2021 balance sheet date:

(In thousands of U.S. Dollars)
2022	$9
2023	19
2024	20
2025	21
2026	23
Thereafter	938
Total	$1,030

(d)	Postretirement Benefits – Canadian Employees

The Company has an unfunded postretirement plan for its Canadian employees meeting specific eligibility requirements (the “Canadian Postretirement Benefit Plan”). The Company will provide eligible participants, upon retirement, with health and welfare benefits.

As of December 31, 2021 and 2020, the Company’s Consolidated Balance Sheets include the following amounts within Accrued and Other Liabilities related to the Canadian Postretirement Benefit Plan:

	As of December 31,
(In thousands of U.S. Dollars)	2021	2020
Projected benefit obligations:
Obligation, beginning of year	$1,862	$1,581
Interest cost	42	47
Benefits paid	(118)	(110)
Actuarial (gain) loss	(92)	280
Unrealized foreign exchange loss	8	64
Obligation, end of year and unfunded status	$1,702	$1,862

For the years ended December 31, 2021, 2020, and 2019, the components of pension expense related to the Canadian Postretirement Benefit Plan were as follows:

	Years Ended December 31,
(In thousands of U.S. Dollars)	2021	2020	2019
Interest cost	$42	$47	$49
Pension expense	$42	$47	$49

The Company expects interest costs of less than $0.1 million to be recognized as a component of benefit cost for the year ended December 31, 2022.

As of December 31, 2021, 2020, and 2019, the following amounts related to the Canadian Postretirement Benefit Plan were recorded on the Company’s Consolidated Balance Sheets within Accumulated Other Comprehensive Income and will be recognized as components of net pension cost in future periods:

	As of December 31,
(In thousands of U.S. Dollars)	2021	2020	2019
Unrealized actuarial loss (gain)	$185	$277	$(3)

As December 31, 2021, 2020, and 2019, the weighted average assumptions used to determine the benefit obligation related to the Canadian Postretirement Benefit Plan are as follows:

	As of December 31,
	2021	2020	2019
Discount rate	2.80%	2.30%	3.05%

For the years ended December 31, 2021, 2020, and 2019, the weighted average assumptions used to determine the net postretirement benefit expense related to the Canadian Postretirement Benefit Plan are as follows:

	Years Ended December 31,
	2021	2020	2019
Discount rate	2.30%	3.05%	3.80%

The following benefit payments are expected to be made as per the current plan assumptions for the Canadian Postretirement Benefit Plan in each of the next five years and thereafter following the December 31, 2021 balance sheet date:

(In thousands of U.S. Dollars)
2022	$108
2023	115
2024	112
2025	113
2026	105
Thereafter	1,483
Total	$2,036
(e)	Deferred Compensation Benefit Plan

The Company maintained a nonqualified deferred compensation benefit plan (the “Retirement Plan”) covering the former CEO of IMAX Entertainment and Senior Executive Vice President of the Company. Under the terms of the Retirement Plan, the benefits were due to vest in full if the executive incurred a separation from service from the Company (as defined therein). In 2018, the executive incurred a separation from service from the Company, and as such, the Retirement Plan benefits became fully vested as of December 31, 2018.

As of December 31, 2021, the benefit obligation related to the Retirement Plan was $3.8 million (December 31, 2020 — $3.7 million) and is recorded on the Company’s Consolidated Balance Sheets within Accrued and Other Liabilities. As the Retirement Plan is fully vested, the benefit obligation is measured at the present value of the benefits expected to be paid in the future with the accretion of interest recognized in the Consolidated Statements of Operations within Retirement Benefits Non-Service Expenses.

The Retirement Plan is funded by an investment in company-owned life insurance (“COLI”), which is recorded at its fair value on the Company’s Consolidated Balance Sheets within Prepaid Expenses. As of December 31, 2021, fair value of the COLI asset was $3.3 million (December 31, 2020 — $3.2 million). Gains and losses resulting from changes in the cash surrender value of the COLI asset are recognized in the Consolidated Statements of Operations within Realized and Unrealized Investment Gains (Losses).

24.  Non-Controlling Interests

(a)	IMAX China Non-Controlling Interest

As of December 31, 2021, the Company indirectly owns 71.11% of IMAX China, whose shares trade on the Hong Kong Stock Exchange (December 31, 2020 — 69.89%). IMAX China remains a consolidated subsidiary of the Company. The balance of non-controlling interest in IMAX China as of December 31, 2021 is $73.5 million (December 31, 2020 — $70.0 million). The net income attributable to non-controlling interest of IMAX China for the year ended December 31, 2021 is $12.8 million (December 31, 2020 — loss of $(8.6) million; December 31, 2019 — income of $13.3 million).

(b)	Other Non-Controlling Interests

The Company’s Original Film Fund was established in 2014 to co-finance a portfolio of 10 original large-format films. The initial investment in the Original Film Fund was committed by a third party in the amount of $25.0 million, with the possibility of contributing additional funds. The Company has contributed $9.0 million to the Original Film Fund since 2014, and has reached its maximum contribution. Through December 31, 2021, the Original Film Fund has invested $22.3 million toward the development of original films. The related production, financing and distribution agreement includes put and call rights relating to change of control of the rights, title and interest in the co-financed pictures.

(c)	Non-Controlling Interest in Temporary Equity

The following summarizes the movement of the non-controlling interest in temporary equity, in the Original Film Fund for the years ended December 31, 2021, 2020 and 2019:

(In thousands of U.S. Dollars)
Balance as of January 1, 2019	$6,439
Return of capital to non-controlling interests	(243)
Share issuance costs from the issuance of subsidiary shares to a non-controlling interest	1,350
Net loss	(1,638)
Balance as of December 31, 2019	5,908
Return of capital to non-controlling interests	(10)
Net loss	(5,139)
Balance as of December 31, 2020	759
Return of capital to non-controlling interests	—
Net loss	(1)
Balance as of December 31, 2021	$758

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods and that such information is accumulated and communicated to management, including the CEO and Interim Chief Financial Officer (“CFO”), to allow timely discussions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

The Company’s management, with the participation of its CEO and its CFO, has evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of December 31, 2021 and has concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. The Company will continue to periodically evaluate its disclosure controls and procedures and will make modifications from time to time as deemed necessary to ensure that information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 and has concluded that such internal control over financial reporting were effective as of that date.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, as stated in their report, which appears in Part II, Item 8.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting which occurred during the three months ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company has not experienced any material impact to its internal control over financial reporting despite the fact that most of its Finance employees are working remotely due to the COVID-19 pandemic. The Company will continue to monitor the evolving COVID-19 situation to minimize its impact on the design and operating effectiveness of the Company’s internal control over financial reporting.

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a) Financial Statements and Schedules

The Consolidated Financial Statements filed as part of this Report are included under Item 8 in Part II. Financial Statement Schedules have been omitted since they either are not required, not applicable, or the information required is included in the financial statements or the accompanying notes thereto.

Report of Independent Registered Public Accounting Firm, which covers the financial statements, the accompanying notes to the financial statements and the Company’s internal control over financial reporting, is included under Part II, Item 8.

(b) Exhibits

Exhibit No.	Description	Form	File No	Exhibit	Filing Date

3.1	Restated Articles of Incorporation of IMAX Corporation, dated July 30, 2013.	10-Q	001-35066	3.1	10/24/13

3.2	Amended and Restated By-Law No. 1 of IMAX Corporation, enacted on March 4, 2021.	10-Q	001-35066	3.1	07/27/21

4.1	Registration Rights Agreement, dated as of February 9, 1999, by and among IMAX Corporation, Wasserstein Perella Partners, L.P., Wasserstein Perella Offshore Partners, L.P., WPPN Inc., the Michael J. Biondi Voting Trust, Bradley J. Wechsler and Richard L. Gelfond.	10-K	001-35066	4.3	2/21/13

4.2	Description of IMAX Corporation’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	001-35066	4.4	2/19/20

4.3	Indenture, dated as of March 19, 2021, between IMAX Corporation and U.S. Bank National Association.	10-Q	001-35066	4.1	4/29/21

4.4	Form of 0.500% Convertible Senior Notes due April 1, 2026 (included as Exhibit A to Exhibit 4.3)	10-Q	001-35066	4.2	4/29/21

+10.1	Stock Option Plan of IMAX Corporation, dated June 18, 2008.	10-K	001-35066	10.1	2/24/16

+10.2	IMAX Corporation Form of Restricted Stock Unit Award Agreement.	10-K	001-35066	10.4	2/19/20

+10.3	IMAX Corporation Second Amended and Restated Long-Term Incentive Plan, dated June 3, 2020.	8-K	001-35066	10.1	6/5/20

+10.4	Form of IMAX Corporation Second Amended and Restated Long-Term Incentive Plan Restricted Stock Unit Award Agreement.	10-Q	001-35066	10.11	4/29/21

+10.5	Form of IMAX Second Amended and Restated Long-Term Incentive Plan Performance Stock Unit Award Agreement.	10-Q	001-35066	10.12	4/29/21

+10.6	Form of IMAX Corporation Second Amended and Restated Long-Term Incentive Plan Restricted Stock Unit Award Agreement for Non-employee Directors.	10-Q	001-35066	10.2	7/27/21

+10.7	IMAX Corporation Supplemental Executive Retirement Plan, as amended and restated as of January 1, 2006.	10-K	001-35066	10.2	2/21/13

+10.8	Employment Agreement, dated July 1, 1998, between IMAX Corporation and Bradley J. Wechsler.	10-K	001-35066	10.3	2/21/13

+10.9	Amended Employment Agreement, dated July 12, 2000, between IMAX Corporation and Bradley J. Wechsler.	10-K	001-35066	10.4	2/21/13

+10.10	Amended Employment Agreement, dated March 8, 2006, between IMAX Corporation and Bradley J. Wechsler.	10-K	001-35066	10.5	2/24/12

Exhibit No.	Description	Form	File No	Exhibit	Filing Date

+10.11	Amended Employment Agreement, dated February 15, 2007, between IMAX Corporation and Bradley J. Wechsler.	10-K	001-35066	10.6	2/24/12

+10.12	Amended Employment Agreement, dated December 31, 2007, between IMAX Corporation and Bradley J. Wechsler.	10-K	001-35066	10.8	2/20/14

+10.13	Services Agreement, dated December 11, 2008, between IMAX Corporation and Bradley J. Wechsler.	10-K	001-35066	10.9	2/19/15

+10.14	Services Agreement Amendment, dated February 14, 2011, between IMAX Corporation and Bradley J. Wechsler.	10-K	001-35066	10.10	2/24/16

+10.15	Services Agreement Amendment, dated April 1, 2013, between IMAX Corporation and Bradley J. Wechsler.	10-K	001-35066	10.11	2/20/14

+10.16	Services Agreement Amendment, dated March 30, 2021, between IMAX Corporation and Bradley J. Wechsler.	10-K	001-35066	10.10	4/29/21

+10.17	Employment Agreement, dated July 1, 1998, between IMAX Corporation and Richard L. Gelfond.	10-K	001-35066	10.10	2/21/13

+10.18	Amended Employment Agreement, dated July 12, 2000, between IMAX Corporation and Richard L. Gelfond.	10-K	001-35066	10.11	2/21/13

+10.19	Amended Employment Agreement, dated March 8, 2006, between IMAX Corporation and Richard L. Gelfond.	10-K	001-35066	10.12	2/24/12

+10.20	Amended Employment Agreement, dated February 15, 2007, between IMAX Corporation and Richard L. Gelfond.	10-K	001-35066	10.13	2/24/12

+10.21	Amended Employment Agreement, dated December 31, 2007, between IMAX Corporation and Richard L. Gelfond.	10-K	001-35066	10.16	2/20/14

+10.22	Amended Employment Agreement, dated December 11, 2008, between IMAX Corporation and Richard L. Gelfond.	10-K	001-35066	10.17	2/19/15

+10.23	Amended Employment Agreement, dated December 20, 2010, between IMAX Corporation and Richard L. Gelfond.	10-K	001-35066	10.18	2/24/16

+10.24	Amended Employment Agreement, dated December 12, 2011, between IMAX Corporation and Richard L. Gelfond.	10-K	001-35066	10.17	2/24/12

+10.25	Employment Agreement, dated January 1, 2014, between IMAX Corporation and Richard L. Gelfond.	10-Q	001-35066	10.12	10/23/14

+10.26	First Amending Agreement, dated December 9, 2015, between IMAX Corporation and Richard L. Gelfond.	10-K	001-35066	10.21	2/24/16

+10.27	Employment Agreement, dated November 8, 2016, between IMAX Corporation and Richard L. Gelfond.	10-K	001-35066	10.24	2/23/17

+10.28	Amendment to Employment Agreement, dated November 1, 2019, between IMAX Corporation and Richard L. Gelfond.	10-K	001-35066	10.26	2/19/20

+10.29	Employment Agreement, dated December 18, 2017, between IMAX Corporation and Robert D. Lister.	10-K	001-35066	10.30	2/27/18

+10.30	First Amending Agreement, dated March 11, 2020, between IMAX Corporation and Robert D. Lister.	10-Q	001-35066	10.47	4/30/20

Exhibit No.	Description	Form	File No	Exhibit	Filing Date

+10.31	Employment Agreement, dated June 6, 2016 between IMAX Corporation and Patrick McClymont.	10-Q	001-35066	10.40	7/20/16

+10.32	Amendment to Employment Agreement, dated August 2, 2019, between IMAX Corporation and Patrick McClymont.	10-Q	001-35066	10.41	10/31/19

+10.33	Second Amendment to Employment Agreement, dated October 21, 2019, between IMAX Corporation and Patrick McClymont.	10-Q	001-35066	10.42	10/31/19

+10.34	Third Amendment to Employment Agreement, dated December 5, 2019, between IMAX Corporation and Patrick McClymont.	10-K	001-35066	10.37	2/19/20

+10.35	Employment Agreement, dated December 17, 2019, between IMAX Corporation and Patrick McClymont.	10-K	001-35066	10.38	2/19/20

+10.36	Employment Agreement, dated October 10, 2018, between IMAX Corporation and Megan Colligan.	10-Q	001-35066	10.48	7/28/20

+10.37	Employment Memorandum, dated September 18, 2020, between IMAX Corporation and Mark Welton.	10-Q	001-35066	10.52	10/29/20

*+10.38	Amendment to Employment Memorandum, dated October 13, 2021, between IMAX Corporation and Mark Welton.

+10.39	Offer Letter, effective May 14, 2021, between IMAX Corporation and Joseph Sparacio.	10-Q	001-35066	10.1	07/27/21

+10.40	Statement of Directors’ Compensation, dated January 12, 2021.	10-K	001-35066	10.43	03/04/21

10.41	Form of Director Indemnification Agreement.	10-Q	001-35066	10.39	7/25/18

10.42	Fifth Amended and Restated Credit Agreement, dated June 28, 2018, by and between IMAX Corporation, the Guarantors referred to therein, the Lenders referred to therein, and Wells Fargo Bank, National Association, as Administrative Agent.	10-Q	001-35066	10.38	7/25/18

10.43	First Amendment to Fifth Amendment and Restated Credit Agreement entered into on June 10, 2020.	8-K	001-35066	10.1	6/11/20

10.44	Second Amendment to the Fifth Amended and Restated Credit Agreement entered into on March 15, 2021.	10-Q	001-35066	10.9	4/29/21

10.45	Third Amendment to the Fifth Amended and Restated Credit Agreement, dated as of July 28, 2021.	10-Q	001-35066	10.1	10/28/21

*10.46	Fourth Amendment to the Fifth Amended and Restated Credit Agreement, dated as of December 13, 2021

10.47	Base Call Option Confirmation, dated as of March 16, 2021 between IMAX Corporation and Wells Fargo Bank, National Association.	10-Q	001-35066	10.1	4/29/21

10.48	Base Call Option Confirmation, dated as of March 16, 2021 between IMAX Corporation and Mizuho Markets Americas LLC.	10-Q	001-35066	10.2	4/29/21

10.49	Base Call Option Confirmation, dated as of March 16, 2021 between IMAX Corporation and JPMorgan Chase Bank, National Association.	10-Q	001-35066	10.3	4/29/21

10.50	Base Call Option Confirmation, dated as of March 16, 2021 between IMAX Corporation and HSBC Bank USA, National Association.	10-Q	001-35066	10.4	4/29/21

10.51	Additional Call Option Confirmation, dated as of March 18, 2021 between IMAX Corporation and Wells Fargo Bank, National Association.	10-Q	001-35066	10.5	4/29/21

Exhibit No.	Description	Form	File No	Exhibit	Filing Date

10.52	Additional Call Option Confirmation, dated as of March 18, 2021 between IMAX Corporation and Mizuho Markets Americas LLC.	10-Q	001-35066	10.6	4/29/21

10.53	Additional Call Option Confirmation, dated as of March 18, 2021 between IMAX Corporation and JPMorgan Chase Bank, National Association.	10-Q	001-35066	10.7	4/29/21

10.54	Additional Call Option Confirmation, dated as of March 18, 2021 between IMAX Corporation and HSBC Bank USA, National Association.	10-Q	001-35066	10.8	4/29/21

*21.1	Subsidiaries of IMAX Corporation.

*23.1	Consent of PricewaterhouseCoopers LLP.

*24.1	Power of Attorney of certain directors.

*31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 23, 2022, by Richard L. Gelfond.

*31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 23, 2022, by Joseph Sparacio.

*32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 23, 2022, by Richard L. Gelfond.

*32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 23 2022, by Joseph Sparacio.

*101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

*101.SCH	Inline XBRL Taxonomy Extension Schema Document
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*Filed herewith

+Management contract or compensatory plan, contract or arrangement

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAX CORPORATION

By	/s/ JOSEPH SPARACIO
Joseph Sparacio
Interim Chief Financial Officer

Date: February 23, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 23, 2022.

/s/ RICHARD L. GELFOND	/s/ JOSEPH SPARACIO	/s/ KEVIN M. DELANEY
Richard L. Gelfond Chief Executive Officer & Director (Principal Executive Officer)	Joseph Sparacio Interim Chief Financial Officer (Principal Financial Officer)	Kevin M. Delaney Senior Vice President, Finance & Controller (Principal Accounting Officer)

*	*	*
Darren D. Troop Chairman of the Board & Director	Eric A. Demirian Director	Kevin Douglas Director

*	*	*
David W. Leebron Director	Michael MacMillan Director	Dana Settle Director

*
Steve Pamon Director

By	* /s/ JOSEPH SPARACIO
Joseph Sparacio
(as attorney-in-fact)