Form 10-Q
period 2022-03-31
IMAX CORP
filed 2022-04-28
CIK 921582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of March 31, 2022
Common Shares, no par value	58,750,922

IMAX CORPORATION

IMAX CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

IMAX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. Dollars, except share amounts)

(Unaudited)

	March 31,	December 31,
	2022	2021
Assets
Cash and cash equivalents	$162,300	$189,711
Accounts receivable, net of allowance for credit losses	110,478	110,050
Financing receivables, net of allowance for credit losses	131,510	141,049
Variable consideration receivables, net of allowance for credit losses	44,032	44,218
Inventories	27,332	26,924
Prepaid expenses	13,628	11,802
Film assets, net of accumulated amortization	5,518	4,241
Property, plant and equipment, net of accumulated depreciation	258,971	260,353
Investment in equity securities	1,092	1,087
Other assets	22,115	17,799
Deferred income tax assets, net of valuation allowance	13,935	13,906
Goodwill	39,027	39,027
Other intangible assets, net of accumulated amortization	22,110	23,080
Total assets	$852,048	$883,247
Liabilities
Accounts payable	$18,220	$15,943
Accrued and other liabilities	96,551	111,896
Deferred revenue	80,463	81,281
Revolving credit facility borrowings, net of unamortized debt issuance costs	1,080	2,472
Convertible notes, net of unamortized discounts and debt issuance costs	224,010	223,641
Deferred income tax liabilities	17,642	17,642
Total liabilities	437,966	452,875
Commitments and contingencies (see Note 8)
Non-controlling interests	761	758
Shareholders' equity
Capital stock common shares — no par value. Authorized — unlimited number.
58,750,922 issued and outstanding (December 31, 2021 — 58,653,642 issued and outstanding)	415,362	409,979
Other equity	167,912	174,620
Statutory surplus reserve	3,932	3,932
Accumulated deficit	(251,194)	(234,975)
Accumulated other comprehensive income	3,228	2,527
Total shareholders' equity attributable to common shareholders	339,240	356,083
Non-controlling interests	74,081	73,531
Total shareholders' equity	413,321	429,614
Total liabilities and shareholders' equity	$852,048	$883,247

(See the accompanying notes, which are an integral part of these Condensed Consolidated Financial Statements.)

IMAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. Dollars, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Revenues
Technology sales	$8,976	$6,175
Image enhancement and maintenance services	36,094	21,615
Technology rentals	12,661	8,359
Finance income	2,305	2,605
	60,036	38,754
Costs and expenses applicable to revenues
Technology sales	5,985	5,053
Image enhancement and maintenance services	15,743	9,764
Technology rentals	6,537	6,656
	28,265	21,473
Gross margin	31,771	17,281
Selling, general and administrative expenses	30,181	25,209
Research and development	1,196	1,471
Amortization of intangible assets	1,197	1,141
Credit loss expense, net	7,229	305
Loss from operations	(8,032)	(10,845)
Realized and unrealized investment gains	34	5,248
Retirement benefits non-service expense	(139)	(114)
Interest income	502	583
Interest expense	(1,705)	(2,304)
Loss before taxes	(9,340)	(7,432)
Income tax expense	(2,610)	(3,068)
Net loss	(11,950)	(10,500)
Less: Net income attributable to non-controlling interests	(1,659)	(4,340)
Net loss attributable to common shareholders	$(13,609)	$(14,840)

Net loss per share attributable to common shareholders - basic and diluted:
Net loss per share — basic and diluted	$(0.23)	$(0.25)

(See the accompanying notes, which are an integral part of these Condensed Consolidated Financial Statements.)

IMAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands of U.S. Dollars)

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Net loss	$(11,950)	$(10,500)
Other comprehensive income (loss), before tax
Unrealized net gain from cash flow hedging instruments	315	295
Realized net loss (gain) from cash flow hedging instruments	29	(231)
Reclassification of unrealized gain from ineffective cash flow hedging instruments	—	(22)
Foreign currency translation adjustments	580	(2,166)
Defined benefit and postretirement benefit plans	46	48
Total other comprehensive income (loss), before tax	970	(2,076)
Income tax expense related to other comprehensive income (loss)	(102)	(24)
Other comprehensive income (loss), net of tax	868	(2,100)
Comprehensive loss	(11,082)	(12,600)
Comprehensive income attributable to non-controlling interests	(1,826)	(3,687)
Comprehensive loss attributable to common shareholders	$(12,908)	$(16,287)

(See the accompanying notes, which are an integral part of these Condensed Consolidated Financial Statements.)

IMAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. Dollars)

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Operating Activities
Net loss	$(11,950)	$(10,500)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	12,741	12,678
Amortization of deferred financing costs	1,023	308
Credit loss expense, net	7,229	305
Write-downs	381	213
Deferred income tax (benefit) expense	(109)	158
Share-based and other non-cash compensation	6,189	5,421
Unrealized foreign currency exchange loss	58	113
Realized and unrealized investment gains	(34)	(5,248)
Changes in assets and liabilities:
Accounts receivable	(2,654)	(13,744)
Inventories	(534)	437
Film assets	(5,107)	(2,213)
Deferred revenue	(830)	5,276
Changes in other operating assets and liabilities	(10,186)	(4,155)
Net cash used in operating activities	(3,783)	(10,951)
Investing Activities
Purchase of property, plant and equipment	(728)	(466)
Investment in equipment for joint revenue sharing arrangements	(4,587)	(1,540)
Interest in film classified as a financial instrument	(4,731)	—
Acquisition of other intangible assets	(551)	(1,507)
Proceeds from sale of equity securities	—	17,769
Net cash (used in) provided by investing activities	(10,597)	14,256
Financing Activities
Proceeds from issuance of convertible notes, net	—	223,675
Purchase of capped calls related to convertible notes	—	(19,067)
Repayments of revolving credit facility borrowings	—	(255,000)
Credit facility amendment fees paid	(1,783)	(32)
Repurchase of common shares, IMAX Corporation	(6,272)	—
Repurchase of common shares, IMAX China	(1,844)	—
Taxes withheld and paid on employee stock awards vested	(3,136)	(3,045)
Common shares issued - stock options exercised	—	824
Net cash used in financing activities	(13,035)	(52,645)
Effects of exchange rate changes on cash and cash equivalents	4	(245)
Decrease in cash and cash equivalents during period	(27,411)	(49,585)
Cash and cash equivalents, beginning of period	189,711	317,379
Cash and cash equivalents, end of period	$162,300	$267,794

(See the accompanying notes, which are an integral part of these Condensed Consolidated Financial Statements.)

IMAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands of U.S. Dollars)

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Adjustments to capital stock:
Balance, beginning of period	$409,979	$407,020
Employee stock options exercised, net of shares withheld for employee tax obligations	—	824
Grant date fair value of stock options exercised	—	253
Average carrying value of repurchased and retired common shares	(3,662)	—
Restricted share units vested	9,045	6,885
Balance, end of period	415,362	414,982
Adjustments to other equity:
Balance, beginning of period	174,620	188,845
Amortization of share-based payment expense - stock options	231	391
Amortization of share-based payment expense - restricted share units	4,350	3,486
Amortization of share-based payment expense - performance stock units	1,854	1,087
Restricted share units vested	(12,600)	(10,318)
Grant date fair value of stock options exercised	—	(253)
Change in ownership interest related to IMAX China common share repurchases	(543)	—
Purchase of capped calls related to convertible notes	—	(19,067)
Balance, end of period	167,912	164,171
Adjustments to statutory surplus reserve:
Balance, beginning of period	3,932	—
Balance, end of period	3,932	—
Adjustments to accumulated deficit:
Balance, beginning of period	(234,975)	(202,849)
Net loss attributable to common shareholders	(13,609)	(14,840)
Common shares repurchased and retired	(2,610)	—
Balance, end of period	(251,194)	(217,689)
Adjustments to accumulated other comprehensive income (loss):
Balance, beginning of period	2,527	988
Other comprehensive income (loss), net of tax	701	(1,447)
Balance, end of period	3,228	(459)
Adjustments to non-controlling interests:
Balance, beginning of period	73,531	70,004
Net income attributable to non-controlling interests	1,656	4,349
Other comprehensive income (loss), net of tax	167	(653)
Share-based compensation attributable to non-controlling interests	28	(3)
Change in ownership interest related to IMAX China common share repurchases	(1,301)	—
Balance, end of period	74,081	73,697
Total Shareholders' Equity	$413,321	$434,702

(See the accompanying notes, which are an integral part of these Condensed Consolidated Financial Statements.)

IMAX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands of U.S. Dollars, unless otherwise stated)

(Unaudited)

1. Basis of Presentation

Accounting Principles

IMAX Corporation, together with its consolidated subsidiaries (the “Company”), prepares its financial statements in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. In the Company’s opinion, the unaudited Condensed Consolidated Financial Statements reflect all adjustments of a normal recurring nature that are necessary for a fair statement of the results for the interim periods presented. The Condensed Consolidated Balance Sheet at December 31, 2021 was derived from the Company’s audited annual Consolidated Financial Statements, but does not contain all of the footnote disclosures included in the annual financial statements. The interim results presented in the Company’s Condensed Consolidated Statements of Operations are not necessarily indicative of results for a full year.

These Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in the Company’s 2021 Annual Report on Form 10-K (the “2021 Form 10-K”), which should be consulted for a summary of the significant accounting policies utilized by the Company. The Condensed Consolidated Financial Statements are prepared following the same accounting policies disclosed in the 2021 Form 10-K.

Revision of prior period amounts and other reclassifications

In the Condensed Consolidated Statements of Shareholders’ Equity, the Company revised the March 31, 2021 balances of Total Shareholders’ Equity Attributable to Common Shareholders and Non-Controlling Interests. The revisions were principally made to properly reflect changes in the Company’s ownership interest in IMAX China Holding, Inc. ("IMAX China") as a result of common share repurchases made by IMAX China and the amortization of share-based compensation related to IMAX China. The revisions resulted in a reclassification of $8.5 million between the balances of Other Equity and Non-Controlling Interests as of March 31, 2021. There is no change in Total Shareholders’ Equity as a result of the revisions. (See Note 3(a) of Notes to Consolidated Financial Statements in Part II, Item 8 of the Company's 2021 Form 10-K).

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

The Company has interests in ten film production companies, which have been identified as VIEs. The Company is the primary beneficiary of and consolidates five of these entities as it has the power to direct the activities that most significantly impact the economic performance of the VIE, and it has the obligation to absorb losses or the right to receive benefits from the respective VIE that could potentially be significant. The majority of the assets relating to these production companies are held by the IMAX Original Film Fund (the “Original Film Fund”) as described in Note 17(b). The Company does not consolidate the other five film production companies because it does not have the power to direct their activities and it does not have the obligation to absorb the majority of the expected losses or the right to receive expected residual returns. The Company uses the equity method of accounting for these entities, which are not material to the Company’s Condensed Consolidated Financial Statements. A loss in the value of an equity method investment that is other than temporary is recognized as a charge in the Condensed Consolidated Statement of Operations.

As of March 31, 2022, total assets and liabilities of the Company’s consolidated VIEs are as follows:

	March 31,	December 31,
(In thousands of U.S. Dollars)	2022	2021
Total assets	$1,581	$1,576
Total liabilities	$257	$259

Estimates and Assumptions

In preparing the Company’s Condensed Consolidated Financial Statements, management makes judgments in applying various accounting policies. The areas of policy judgment are consistent with those reported in Note 3(c) of the Company's audited Consolidated Financial Statements included in its 2021 Form 10-K. In addition, management makes assumptions about the Company’s future operating results and cash flows in deriving critical accounting estimates used in preparing the Condensed Consolidated Financial Statements. The significant estimates made by management include, but are not limited to: (i) the allocation of the transaction price in an IMAX Theater System arrangement to distinct performance obligations; (ii) the amount of variable consideration to be earned on sales of IMAX Theater Systems based on projections of future box office performance; (iii) expected credit losses on accounts receivable, financing receivables, and variable consideration receivables; (iv) provisions for the write-down of excess and obsolete inventory; (v) the fair values of the reporting units used in assessing the recoverability of goodwill; (vi) the cash flow projections used in testing the recoverability of long-lived assets such as the theater system equipment supporting joint revenue sharing arrangements; (vii) the economic lives of the theater system equipment supporting joint revenue sharing arrangements; (viii) the useful lives of intangible assets; (ix) the ultimate revenue forecasts used to test the recoverability of film assets; (x) the discount rates used to determine the present value of financing receivables and lease liabilities, as well as to determine the fair values of the Company’s reporting units for the purpose of assessing the recoverability of goodwill; (xi) pension plan assumptions; (xii) estimates related to the fair value and projected vesting of share-based payment awards; (xiii) the valuation of deferred income tax assets; and (xiv) reserves related to uncertain tax positions.

The impact of the COVID-19 pandemic is complex and continuously evolving, resulting in significant disruption to the Company’s business and the global economy, as described in Note 2. Although management is encouraged by the broad reopening of the IMAX theater network, the continued progress towards the resumption of normal theater operations, normal film release schedules, and recent box office results, there continues to be risk and uncertainty relating to the judgments, assumptions, and estimates used by management in preparing the Company’s Condensed Consolidated Financial Statements.

In response to the ongoing conflict between Russia and Ukraine, Canada, the United States, and other countries in which the Company operates have imposed broad sanctions and other restrictive actions against governmental and other entities in Russia, which in turn have and may continue to have an adverse impact on the Company’s business and results of operations in affected regions. Additionally, given the global nature of the Company’s operations, any protracted conflict or the broader macroeconomic impact of the Russia-Ukraine conflict and sanctions imposed on Russia could have an adverse impact on the Company’s business, results of operations, and financial condition. As of March 31, 2022, the current IMAX network includes 54 theaters in Russia, 9 theaters in Ukraine, and 1 theater in Belarus, and the Company's backlog includes 14 theaters in Russia, 1 theater in Ukraine, and 7 theaters in Belarus with a total value of $25.6 million. As a result of the ongoing conflict between Russia and Ukraine, there is risk and uncertainty relating to the judgments, assumptions, and estimates used by management in preparing the Company’s Condensed Consolidated Financial Statements, including estimates related to expected credit losses on accounts receivables, financing receivables and variable consideration receivables, as discussed in Note 4. In the first quarter of 2022, the Company recorded provisions for potential credit losses against its receivables in Russia due to uncertainties associated with the ongoing conflict. These receivables relate to existing sale agreements. The Company is not party to any joint revenue sharing arrangements in these countries. In addition, exhibitors in Russia, Ukraine, and Belarus were placed on nonaccrual status for maintenance revenue and finance income in the first quarter of 2022. The Company continues to monitor the evolving impacts of this conflict and its effects on the global economy and the Company.

2. Impact of COVID-19 Pandemic

The impact of the COVID-19 pandemic is complex and continuously evolving, resulting in significant disruption to the Company’s business and the global economy. At various points during the pandemic, authorities around the world imposed measures intended to control the spread of COVID-19, including stay-at-home orders and restrictions on large public gatherings, which caused movie theaters in countries around the world to temporarily close, including the IMAX theaters in those countries. As a result of these theater closures, movie studios postponed the theatrical release of most films originally scheduled for release in 2020 and early 2021, including many of the films scheduled to be shown in IMAX theaters, while several other films were released directly or concurrently to streaming platforms. Beginning in the third quarter of 2020, stay-at-home orders and capacity restrictions were lifted in many key markets and movie theaters throughout the IMAX network gradually reopened. However, following the emergence of the Omicron variant and the rise of COVID-19 cases in China in the first quarter of 2022, the Chinese government reinstituted capacity restrictions and safety protocols on large public gatherings, leading to the temporary closure of theaters in several cities. As of April 26, 2022, approximately 65% of the theaters in Greater China were open at various capacities, up from 52% as of March 31, 2022.

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

3. Recently Issued Accounting Standards

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). The purpose of ASU 2020-04 is to provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. ASU 2020-04 is effective for all entities from the beginning of an interim period that includes the issuance date of the ASU. An entity may elect to apply ASU 2020-04 prospectively through December 31, 2022. As of March 31, 2022, the Company is not party to any contracts that reference the London Interbank Offered Rate (LIBOR). Accordingly, the Company does not expect ASU 2020-04 to have a material effect on its Condensed Consolidated Financial Statements.

In November 2021, the FASB issued ASU No. 2021-10, “2021-10: Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance” (“ASU 2021-10”). ASU 2021-10 requires annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. ASU 2021-10 is effective for annual periods beginning after December 15, 2021. Early adoption is permitted. The Company will adopt ASU 2021-10 for the year ending December 31, 2022 and will provide the required disclosures, if material.

In March 2022, the FASB issued ASU No. 2022-02, "2022-02: Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures" ("ASU 2022-02"). ASU 2022-02 requires that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases. ASU 2022-02 is effective for annual periods beginning after December 15, 2022, including interim periods within those periods. Early adoption is permitted. The Company will adopt ASU 2022-02 in the first quarter of 2023 and will provide the required disclosures, if material.

The Company considers the applicability and impact of all FASB ASUs that are recently issued, but not yet effective. ASUs that are not noted above were assessed and determined to be not applicable or not significant to the Company’s Condensed Consolidated Financial Statements for the period ended March 31, 2022.

4. Receivables

The ability of the Company to collect its receivables is dependent on the viability and solvency of individual theater operators which is significantly influenced by consumer behavior and general economic conditions. Theater operators, or other customers, may experience financial difficulties that could result in their being unable to fulfill their payment obligations to the Company.

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

During the period when the accretion of Finance Income is suspended for Financing Receivables, any payments received from a customer are applied against the outstanding balance owed. If payments are sufficient to cover any unreserved receivables, a reversal of the provision is recorded to the extent of the residual cash received. Once the collectability issues are resolved and the customer has returned to being in good standing, the Company will resume recognition of Finance Income.

When a customer’s aging exceeds 90 days, the Company’s policy is to perform an enhanced review to assess collectability of the theater’s past due accounts. The over 90 days past due category may be an indicator of potential impairment as up to 90 days outstanding is considered to be a reasonable time to resolve any issues.

The Company develops an estimate of expected credit losses by class of receivable and customer type through a calculation that utilizes historical loss rates which are then adjusted for specific receivables that are judged to have a higher-than-normal risk profile after considering management’s internal credit quality classifications. Additional credit loss provisions are also recorded taking into account macro-economic and industry risk factors. The write-off of any billed receivable balance requires the approval of management.

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

The following tables summarize the activity in the allowance for credit losses related to Accounts Receivable for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022
(In thousands of U.S. Dollars)	Theater Operators	Studios	Other	Total
Beginning balance	$8,867	$1,994	$1,085	$11,946
Current period provision, net	1,981	3	273	2,257
Write-offs	—	—	—	—
Foreign exchange	(17)	(2)	—	(19)
Ending balance	$10,831	$1,995	$1,358	$14,184

	Three Months Ended March 31, 2021
(In thousands of U.S. Dollars)	Theater Operators	Studios	Other	Total
Beginning balance	$8,368	$4,481	$1,446	$14,295
Current period provision (reversal), net	599	(499)	(249)	(149)
Write-offs	(170)	(149)	—	(319)
Foreign exchange	(14)	(62)	(9)	(85)
Ending balance	$8,783	$3,771	$1,188	$13,742

For the three months ended March 31, 2022, the Company’s allowance for current expected credit losses related to Accounts Receivable increased by $2.2 million principally due to reserves established against its receivables in Russia due to uncertainties associated with the ongoing Russia-Ukraine conflict, partially offset by the reversal of provisions associated with the COVID-19 pandemic as the outlook for the theatrical exhibition industry in Domestic and Rest of World markets continues to improve.

For the three months ended March 31, 2021, the Company’s allowance for current expected credit losses related to Accounts Receivable decreased by $0.6 million principally as a result of the write-off of certain receivable balances ($0.3 million) and a net provision reversal ($0.1 million) due to better than expected collection experience with respect to foreign movie studios, partially offset by an increase in the provision associated with a higher level of accounts receivable in the period.

Financing Receivables

Financing receivables are due from theater operators and consist of the Company’s net investment in sales-type leases and receivables associated with financed sales of IMAX Theater Systems. As of March 31, 2022 and December 31, 2021, financing receivables consist of the following:

	March 31,	December 31,
(In thousands of U.S. Dollars)	2022	2021
Net investment in leases
Gross minimum payments due under sales-type leases	$29,259	$29,953
Unearned finance income	(703)	(763)
Present value of minimum payments due under sales-type leases	28,556	29,190
Allowance for credit losses	(706)	(798)
Net investment in leases	27,850	28,392
Financed sales receivables
Gross minimum payments due under financed sales	147,319	152,315
Unearned finance income	(32,524)	(34,244)
Present value of minimum payments due under financed sales	114,795	118,071
Allowance for credit losses	(11,135)	(5,414)
Net financed sales receivables	103,660	112,657
Total financing receivables	$131,510	$141,049

Net financed sales receivables due within one year	$27,863	$29,115
Net financed sales receivables due after one year	75,797	83,542
Total financed sales receivables	$103,660	$112,657

As of March 31, 2022 and December 31, 2021, the weighted-average remaining lease term and weighted-average interest rate associated with the Company’s sales-type lease arrangements and financed sale receivables, as applicable, are as follows:

	March 31,	December 31,
	2022	2021
Weighted-average remaining lease term (in years)
Sales-type lease arrangements	9.4	9.6
Weighted-average interest rate
Sales-type lease arrangements	6.60%	6.56%
Financed sales receivables	8.80%	8.79%

The tables below provide information on the Company’s net investment in leases by credit quality indicator as of March 31, 2022 and December 31, 2021. The amounts disclosed for each credit quality classification are determined on a customer-by-customer basis and include both billed and unbilled amounts.

(In thousands of U.S. Dollars)	By Origination Year
As of March 31, 2022	2022	2021	2020	2019	2018	Prior	Total
Net investment in leases:
Credit quality classification:
In good standing	$—	$11,040	$3,815	$7,989	$2,429	$2,412	$27,685
Credit Watch	—	—	—	—	—	—	—
Pre-approved transactions	—	—	—	—	—	—	—
Transactions suspended	—	—	—	—	—	871	871
Total net investment in leases	$—	$11,040	$3,815	$7,989	$2,429	$3,283	$28,556

(In thousands of U.S. Dollars)	By Origination Year
As of December 31, 2021	2021	2020	2019	2018	2017	Prior	Total
Net investment in leases:
Credit quality classification:
In good standing	$11,030	$3,991	$7,973	$2,574	$823	$1,928	$28,319
Credit Watch	—	—	—	—	—	—	—
Pre-approved transactions	—	—	—	—	—	—	—
Transactions suspended	—	—	—	—	—	871	871
Total net investment in leases	$11,030	$3,991	$7,973	$2,574	$823	$2,799	$29,190

The tables below provide information on the Company’s financed sale receivables by credit quality indicator as of March 31, 2022 and December 31, 2021. The amounts disclosed for each credit quality classification are determined on a customer-by-customer basis and include both billed and unbilled amounts.

(In thousands of U.S. Dollars)	By Origination Year
As of March 31, 2022	2022	2021	2020	2019	2018	Prior	Total
Financed sales receivables:
Credit quality classification:
In good standing	$1,383	$11,956	$8,011	$8,949	$12,187	$49,247	$91,733
Credit Watch	—	—	—	—	—	2,086	2,086
Pre-approved transactions	—	—	—	1,213	428	6,830	8,471
Transactions suspended	—	302	143	1,321	961	9,778	12,505
Total financed sales receivables	$1,383	$12,258	$8,154	$11,483	$13,576	$67,941	$114,795

(In thousands of U.S. Dollars)	By Origination Year
As of December 31, 2021	2021	2020	2019	2018	2017	Prior	Total
Financed sales receivables:
Credit quality classification:
In good standing	$12,520	$8,251	$10,593	$13,278	$12,615	$47,950	$105,207
Credit Watch	—	—	—	—	321	1,292	1,613
Pre-approved transactions	—	—	743	418	2,098	3,650	6,909
Transactions suspended	—	—	335	—	680	3,327	4,342
Total financed sales receivables	$12,520	$8,251	$11,671	$13,696	$15,714	$56,219	$118,071

The balance of financed sale receivables classified within the Transactions Suspended category as of March 31, 2022 includes amounts due from exhibitors in Russia, Ukraine, and Belarus which were reclassified from other credit quality classifications in the first quarter of 2022 as a result of the ongoing Russia-Ukraine conflict.

The following tables provide an aging analysis for the Company’s net investment in leases and financed sale receivables as of March 31, 2022 and December 31, 2021:

	As of March 31, 2022
(In thousands of U.S. Dollars)	Accrued and Current	30-89 Days	90+ Days	Billed	Unbilled	Recorded Receivable	Allowance for Credit Losses	Net
Net investment in leases	$248	$364	$1,112	$1,724	$26,832	$28,556	$(706)	$27,850
Financed sales receivables	1,256	2,438	6,842	10,536	104,259	114,795	(11,135)	103,660
Total	$1,504	$2,802	$7,954	$12,260	$131,091	$143,351	$(11,841)	$131,510

	As of December 31, 2021
(In thousands of U.S. Dollars)	Accrued and Current	30-89 Days	90+ Days	Billed	Unbilled	Recorded Receivable	Allowance for Credit Losses	Net
Net investment in leases	$225	$156	$1,267	$1,648	$27,542	$29,190	$(798)	$28,392
Financed sales receivables	1,750	989	8,378	11,117	106,954	118,071	(5,414)	112,657
Total	$1,975	$1,145	$9,645	$12,765	$134,496	$147,261	$(6,212)	$141,049

The following tables provide information about the Company’s net investment in leases and financed sale receivables with billed amounts past due for which it continues to accrue finance income as of March 31, 2022 and December 31, 2021. The amounts disclosed for each credit quality classification are determined on a customer-by-customer basis and include both billed and unbilled amounts.

	As of March 31, 2022
(In thousands of U.S. Dollars)	Accrued and Current	30-89 Days	90+ Days	Billed	Unbilled	Allowance for Credit Losses	Net
Net investment in leases	$144	$320	$1,134	$1,598	$14,084	$(167)	$15,515
Financed sales receivables	599	1,355	5,388	7,342	36,354	(976)	42,720
Total	$743	$1,675	$6,522	$8,940	$50,438	$(1,143)	$58,235

	As of December 31, 2021
(In thousands of U.S. Dollars)	Accrued and Current	30-89 Days	90+ Days	Billed	Unbilled	Allowance for Credit Losses	Net
Net investment in leases	$143	$132	$825	$1,100	$12,619	$(176)	$13,543
Financed sales receivables	959	729	6,190	7,878	41,439	(1,413)	47,904
Total	$1,102	$861	$7,015	$8,978	$54,058	$(1,589)	$61,447

The following table provides information about the Company’s net investment in leases and financed sale receivables that are on nonaccrual status as of March 31, 2022 and December 31, 2021:

	As of March 31, 2022			As of December 31, 2021
(In thousands of U.S. Dollars)	Recorded Receivable	Allowance for Credit Losses	Net	Recorded Receivable	Allowance for Credit Losses	Net
Net investment in leases	$871	$(304)	$567	$871	$(309)	$562
Net financed sales receivables	18,290	(9,208)	9,082	8,642	(2,357)	6,285
Total	$19,161	$(9,512)	$9,649	$9,513	$(2,666)	$6,847

The balances of net investment in leases and financed sale receivables that are on nonaccrual status as of March 31, 2022 include amounts due from exhibitors in Russia, Ukraine, and Belarus which were placed on nonaccrual status in the first quarter of 2022 as a result of the ongoing Russia-Ukraine conflict.

For the three months ended March 31, 2022, the Company recognized less than $0.1 million (2021 — less than $0.1 million) in Finance Income related to the net investment in leases with billed amounts past due. For the three months ended March 31, 2022 and 2021, the Company did not recognize Finance Income related to the net investment in leases on nonaccrual status. For the three months ended March 31, 2022, the Company recognized $0.7 million (2021 — $1.2 million) in Finance Income related to the financed sale receivables with billed amounts past due. For the three months ended March 31, 2022, the Company recognized $0.2 million (2021 — $0.2 million) in Finance Income related to the financed sales receivables on nonaccrual status.

The following tables summarize the activity in the allowance for credit losses related to the Company’s net investment in leases and financed sale receivables for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022
	Net Investment	Financed
(In thousands of U.S. Dollars)	in Leases	Sales Receivables
Beginning balance	$798	$5,414
Current period (reversal) provision, net	(93)	5,708
Write-offs	—	—
Foreign exchange	1	13
Ending balance	$706	$11,135

	Three Months Ended March 31, 2021
	Net Investment	Net Financed
(In thousands of U.S. Dollars)	in Leases	Sales Receivables
Beginning balance	$557	$7,274
Current period provision, net	27	227
Write-offs	—	—
Foreign exchange	(3)	(10)
Ending balance	$581	$7,491

For the three months ended March 31, 2022, the Company’s allowance for current expected credit losses related to its net investment in leases and financed sale receivables increased by $5.6 million principally due to reserves established against its receivables in Russia due to uncertainties associated with the ongoing Russia-Ukraine conflict, partially offset by the reversal of provisions associated with the COVID-19 pandemic as the outlook for the theatrical exhibition industry in Domestic and Rest of World markets continues to improve.

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

The following table summarizes the activity in the allowance for credit losses related to Variable Consideration Receivables for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
(In thousands of U.S. Dollars)	Theater Operators	Theater Operators
Beginning balance	$1,082	$1,887
Current period (reversal) provision, net	(643)	200
Write-offs	—	—
Foreign exchange	—	1
Ending balance	$439	$2,088

For the three months ended March 31, 2022, the Company’s allowance for current expected credit losses related to Variable Consideration Receivables decreased by $0.6 million principally due to the reversal of provisions associated with the COVID-19 pandemic as the outlook for the theatrical exhibition industry in Domestic and Rest of World markets continues to improve.

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

For the three months ended March 31, 2022 and 2021, the components of lease expense recorded within Selling, General and Administrative expenses are as follows:

	Three Months Ended March 31,
(In thousands of U.S. Dollars)	2022	2021
Operating lease cost (1)	$160	$172
Amortization of lease assets	693	748
Interest on lease liabilities	215	242
Total lease cost	$1,068	$1,162

(1)
Includes short-term leases and variable lease costs, which are not significant for the three months ended March 31, 2022 and 2021.

For the three months ended March 31, 2022 and 2021, supplemental cash and non-cash information related to leases is as follows:

	Three Months Ended March 31,
(In thousands of U.S. Dollars)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities	$945	$956
Right-of-use assets obtained in exchange for lease obligations	$217	$198

As of March 31, 2022 and December 31, 2021, supplemental balance sheet information related to leases is as follows:

		March 31,	December 31,
(In thousands of U.S. Dollars)		2022	2021
Assets	Balance Sheet Classification
Right-of-use assets	Property, plant and equipment	$11,650	$12,132
Liabilities	Balance Sheet Classification
Operating leases	Accrued and other liabilities	$14,130	$14,691

As of March 31, 2022 and December 31, 2021, the weighted-average remaining lease term and weighted-average interest rate associated with the Company’s operating leases are as follows:

	March 31,	December 31,
	2022	2021
Weighted-average remaining lease term (years)	6.8	7.0
Weighted-average discount rate	5.99%	5.97%

As of March 31, 2022, the maturities of the Company’s operating lease liabilities are as follows:

(In thousands of U.S. Dollars)
2022 (nine months remaining)	$2,598
2023	2,461
2024	2,234
2025	2,084
2026	2,062
Thereafter	5,953
Total lease payments	$17,392
Less: interest expense	(3,262)
Present value of operating lease liabilities	$14,130
(b)
IMAX Corporation as a Lessor

The Company provides IMAX Theater Systems to customers through long-term lease arrangements that for accounting purposes are classified as sales-type leases. Under these arrangements, in exchange for providing the IMAX Theater System, the Company earns fixed upfront and ongoing consideration. Certain arrangements that are legal sales are also classified as sales-type leases as certain clauses within the arrangements limit transfer of title or provide the Company with conditional rights to the system. The customer’s rights under the Company’s sales-type lease arrangements are described in Note 3(p) of the Company's audited Consolidated Financial Statements included in its 2021 Form 10-K. Under the Company’s sales-type lease arrangements, the customer has the ability and the right to operate the hardware components or direct others to operate them in a manner determined by the customer. The Company’s lease portfolio terms are typically non-cancellable for 10 to 20 years with renewal provisions from inception. The Company’s sales-type lease arrangements do not contain a guarantee of residual value at the end of the lease term. The customer is required to pay for executory costs such as insurance and taxes and is required to pay the Company for maintenance and an extended warranty generally after the first year of the lease until the end of the lease term. The customer is responsible for obtaining insurance coverage for the IMAX Theater System commencing on the date specified in the arrangement’s shipping terms and ending on the date the IMAX Theater System is returned to the Company.

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

The following lease payments are expected to be received by the Company for its sales-type leases and joint revenue sharing arrangements in each of the next five years and thereafter following the March 31, 2022 balance sheet date:

	Sales-Type	Joint Revenue
(In thousands of U.S. Dollars)	Leases	Sharing Arrangements
2022 (nine months remaining)	$2,690	$142
2023	3,182	128
2024	3,094	—
2025	2,940	—
2026	2,702	—
Thereafter	14,651	—
Total	$29,259	$270

(See Note 4 for additional information related to the net investment in leases related to the Company’s sales-type lease arrangements.)

6. Inventories

As of March 31, 2022 and December 31, 2021, Inventories consist of the following:

	March 31,	December 31,
(In thousands of U.S. Dollars)	2022	2021
Raw materials	$21,026	$20,551
Work-in-process	1,501	1,406
Finished goods	4,805	4,967
	$27,332	$26,924

As of March 31, 2022, Inventories include finished goods of $2.1 million (December 31, 2021 —$2.6 million) for which title had passed to the customer, but the criteria for revenue recognition were not met as of the balance sheet date.

During the three months ended March 31, 2022, the Company recognized write-downs of less than $0.1 million for excess and obsolete inventory based on current estimates of net realizable value (2021 — $0.1 million).

7. Debt

(a)
Revolving Credit Facility Borrowings, Net

As of March 31, 2022 and December 31, 2021, Revolving Credit Facility Borrowings, Net includes the following:

	March 31,	December 31,
(In thousands of U.S. Dollars)	2022	2021
Credit Facility borrowings	$—	$—
Working Capital Facility borrowings	3,627	3,612
Unamortized debt issuance costs	(2,547)	(1,140)
Revolving Credit Facility Borrowings, net	$1,080	$2,472

Credit Agreement

On March 25, 2022, the Company entered into a Sixth Amended and Restated Credit Agreement with Wells Fargo Bank, National Association, as agent, and a syndicate of lenders party thereto (the “Credit Agreement”), which extended the maturity date of the credit facility under the Credit Agreement (the “Credit Facility”) from June 28, 2023 to March 25, 2027. The Company’s obligations under the Credit Agreement are guaranteed by certain of the Company’s subsidiaries (the “Guarantors”), and are secured by first-priority security interests in substantially all of the assets of the Company and the Guarantors.

The Credit Agreement maintains the Company’s revolving borrowing capacity at $300.0 million, and also contains an uncommitted accordion feature allowing the Company to further expand its borrowing capacity to $440.0 million or greater, in the form of revolving loans and/or term loans under the incremental facility and subject to conditions set forth in the Credit Agreement.

Until the tenth business day after the delivery of the compliance certificate for the first fiscal quarter ending after the end of the "Designated Period" thereunder, loans under the Credit Facility will bear interest, at the Company’s option, at (i) with respect to loans on which interest is payable by reference to the Term SOFR, Eurocurrency Rate or CDOR Rate, such rate plus a margin of 2.50%; or (ii) with respect to loans on which interest is payable by reference to the U.S. base rate or the Canadian prime rate, such rate plus a margin of 1.75%. The effective interest rate for the three months ended March 31, 2022 was 0.00% (2021 — 2.65%).

Following the end of the “Designated Period” thereunder, loans under the Credit Facility will bear interest, at the Company’s option, at (i) Term SOFR, Eurocurrency Rate or CDOR Rate plus a margin ranging from 1.00% to 1.75% per annum; or (ii) the U.S. base rate or the Canadian prime rate plus a margin ranging from 0.25% to 1.00% per annum, in each case depending on the Company’s total leverage ratio. In no event will Term SOFR, Eurocurrency Rate or CDOR Rate be less than 0.00% per annum.

The Credit Agreement requires that the Company maintain a maximum senior secured net leverage ratio of 3.25:1.00, which is tested on the last day of each fiscal quarter, commencing with the fiscal quarter ending June 30, 2022. The Credit Agreement also contains a $75 million minimum liquidity covenant, which is measured at the end of each calendar month and will remain in effect solely during the Designated Period. In addition, the Credit Agreement contains customary affirmative and negative covenants, including covenants that limit indebtedness, liens, capital expenditures, asset sales, investments and restricted payments, in each case subject to negotiated exceptions and baskets. The Credit Agreement also contains customary representations, warranties and event of default provisions.

The Company incurred fees of approximately $1.8 million in connection with the Credit Agreement, which are being amortized on a straight-line basis over the term of the Credit Agreement. During the three months ended March 31, 2022, the Company expensed $0.4 million in unamortized deferred financing costs associated with lenders that are no longer parties to the Credit Agreement.

As of March 31, 2022, there were no outstanding borrowings under the Credit Facility and the Company did not have any letters of credit or advance payment guarantees outstanding under the Credit Facility. As of December 31, 2021, there were no amounts drawn under the previous credit facility, and the Company did not have any letters of credit or advance payment guarantees outstanding under the previous credit facility.

Working Capital Facility

On July 1, 2021, IMAX (Shanghai) Multimedia Technology Co., Ltd. (“IMAX Shanghai”), one of the Company’s majority-owned subsidiaries in China, renewed its unsecured revolving facility for up to 200.0 million Chinese Renminbi (“RMB”) (approximately $31.5 million), including RMB 10.0 million (approximately $1.6 million) for letters of guarantee, to fund ongoing working capital requirements (the “Working Capital Facility”). The Working Capital Facility expires in July 2022.

As of March 31, 2022, outstanding Working Capital Facility borrowings were RMB 23.0 million ($3.6 million) and outstanding letters of guarantee were RMB 0.3 million (less than $0.1 million). As of December 31, 2021, outstanding Working Capital Facility borrowings were RMB 23.0 million ($3.6 million) and outstanding letters of guarantee were RMB 2.8 million ($0.5 million).

As of March 31, 2022, the amount available for future borrowings under the Working Capital Facility was RMB 167.0 million ($26.3 million) and the amount available for letters of guarantee was RMB 9.7 million ($1.5 million). The amount available for future borrowings under the Working Capital Facility is not subject to a standby fee. The effective interest rate for the three months ended March 31, 2022 was 4.15% (2021 ― 4.34%).

Wells Fargo Foreign Exchange Facility

Within the Credit Facility, the Company is able to purchase foreign currency forward contracts and/or other swap arrangements. As of March 31, 2022, the net unrealized gain on the Company’s outstanding foreign currency forward contracts was $0.4 million, representing the amount by which the fair value of these forward contracts exceeded their notional value (December 31, 2021 — $0.1 million). As of March 31, 2022, the notional value of the Company’s outstanding foreign currency forward contracts was $23.6 million (December 31, 2021 — $26.7 million).

NBC Facility

On October 28, 2019, the Company entered into a $5.0 million facility with the National Bank of Canada (the “NBC Facility”) fully insured by Export Development Canada for use solely in conjunction with the issuance of performance guarantees and letters of credit. The NBC Facility is renewed on an annual basis. It was renewed on October 15, 2021 for a one-year term on the same terms and conditions. The Company did not have any letters of credit or advance payment guarantees outstanding as of March 31, 2022 and December 31, 2021 under the NBC Facility.

(b)
Convertible Notes, Net

As of March 31, 2022 and December 31, 2021, Convertible Notes, Net (as defined below) consist of the following:

	March 31,	December 31,
(In thousands of U.S. Dollars)	2022	2021
Convertible Notes	$230,000	$230,000
Unamortized discounts and debt issuance costs	(5,990)	(6,359)
Convertible Notes, net	$224,010	$223,641

On March 19, 2021, the Company issued $230.0 million of 0.500% Convertible Senior Notes due 2026 (the “Convertible Notes”) in a private placement conducted pursuant to Rule 144A under the Securities Act of 1933, as amended. The net proceeds from the issuance of the Convertible Notes were $223.7 million, after deducting the initial purchasers’ discounts and commissions. In addition, the Company paid $1.2 million of debt issuance costs associated with the Convertible Notes. The Company used a portion of the net proceeds from the issuance of the Convertible Notes to make a partial repayment of outstanding borrowings under previous credit facility and is using the remainder for working capital or other general corporate purposes.

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

The Company recorded the Convertible Notes entirely as a liability in the Condensed Consolidated Balance Sheets, net of initial purchasers’ discounts and commissions and other debt issuance costs, with interest expense reflecting the cash coupon plus the amortization of the discounts and capitalized costs. Additionally, under the “if-converted” method, because the principal amount of the Convertible Notes is settled in cash and the conversion spread is settleable in the Company’s common shares, diluted earnings per share is calculated by including the net number of incremental shares that would be issued upon conversion of the Convertible Notes, using the average market price during the period. Accordingly, the application of the “if-converted” method may reduce the Company’s reported diluted earnings per share.

In connection with the pricing of the Convertible Notes, the Company entered into privately negotiated capped call transactions (the “Capped Call Transactions”) with certain financial institutions. The Capped Call Transactions are expected to reduce potential dilution resulting from the common shares the Company is required to issue and/or to offset any potential cash payments the Company is required to make in excess of the principal amount of the Convertible Notes in the event that the market price per share of the Company’s common shares is greater than the strike price of the Capped Call Transactions, with such reduction and/or offset subject to a cap. The Capped Call Transactions have an initial cap price of $37.2750 per share of the Company’s common shares, which represents a premium of 75% over the last reported sale price of the common shares when they were priced on March 16, 2021, and are subject to certain adjustments under the terms of the Capped Call Transactions. Collectively, the Capped Call Transactions cover, subject to anti-dilution adjustments substantially similar to those applicable to the Convertible Notes, the number of the Company’s common shares underlying the Convertible Notes. The cost of the Capped Call Transactions was approximately $19.1 million.

The Capped Call Transactions are separate transactions, are not part of the terms of the Convertible Notes and will not affect any holder’s rights under the Convertible Notes. Holders of the Convertible Notes will not have any rights with respect to the Capped Call Transactions.

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

(i) In January 2004, the Company and IMAX Theatre Services Ltd., a subsidiary of the Company, commenced an arbitration seeking damages before the International Court of Arbitration of the International Chamber of Commerce (the “ICC”) with respect to the breach by Electronic Media Limited (“EML”) of its December 2000 agreement with the Company. In June 2004, the Company commenced a related arbitration before the ICC against EML’s affiliate, E-City Entertainment (I) PVT Limited (“E-City”). On March 27, 2008, the arbitration panel issued a final award in favor of the Company in the amount of $11.3 million, consisting of past and future rents owed to the Company, plus interest and costs, as well as an additional $2,512 each day in interest from October 1, 2007 until the date the award is paid. In July 2008, E-City commenced a proceeding in Mumbai, India seeking an order that the ICC award may not be recognized in India and on June 10, 2013, the Bombay High Court ruled that it had jurisdiction over the proceeding filed by E-City. The Company appealed that ruling to the Supreme Court of India, and on March 10, 2017, the Supreme Court set aside the Bombay High Court’s judgment and dismissed E-City’s petition. On March 29, 2017, the Company filed an Execution Application in the Bombay High Court seeking to enforce the ICC award against E-City and several related parties, which award the Company calculates to be $24.6 million, inclusive of interest, as of March 31, 2022. That matter is currently pending. The Company has also taken steps to enforce the ICC final award outside of India. In December 2011, the Ontario Superior Court of Justice issued an order recognizing the final award and requiring E-City to pay the Company $30,000 to cover the costs of the application, and in May 2012, the New York Supreme Court recognized the Canadian judgment and entered it as a New York judgment. The Company intends to continue pursuing its rights and seeking to enforce the award, although no assurances can be given with respect to the ultimate outcome.

(ii) On November 11, 2013, Giencourt Investments, S.A. (“Giencourt”) initiated arbitration before the International Centre for Dispute Resolution in Miami, Florida, based on alleged breaches by the Company of its theater agreement and related license agreement with Giencourt. On February 7, 2017, the panel issued a Partial Final Award and on July 21, 2017, the panel issued a Final Award (collectively, the “Award”), which held that the parties had reached a binding settlement, and therefore the panel did not reach a decision regarding the merits of the dispute. On December 3, 2020, the District Judge entered a final judgment (the “Final Judgment”) against the Company in the total amount of $11.3 million as damages under the Award. As of December 31, 2020, the Company’s Consolidated Balance Sheets included a liability within Accrued and Other Liabilities of $11.3 million related to the Final Judgment, consisting of $7.2 million related to amounts previously collected from or owed to Giencourt principally in respect of theater systems that were not delivered and $4.1 million recorded within Legal Judgment and Arbitration Awards in the Company’s Consolidated Statements of Operations during the year ended December 31, 2020 in respect of the remaining amounts owed under the Final Judgment. On June 23, 2021, the Company entered into a final settlement agreement with Giencourt to fully resolve all disputes between the parties in the United States and Ontario (the “Settlement Agreement”). In the second quarter of 2021, the Company paid Giencourt $9.5 million as required by the terms of the Settlement Agreement. As a result of the Settlement Agreement, the Final Judgment has been vacated, all litigation between the parties in all jurisdictions has been dismissed and full and final releases have been exchanged by the parties. Accordingly, upon entry in the Settlement Agreement on June 23, 2021, the remaining $1.8 million liability recorded within Accrued and Other Liabilities was reversed and a corresponding $1.8 million benefit was recorded in the Company’s Condensed Consolidated Statements of Operations within Legal Judgment and Arbitration Awards in the second quarter of 2021.

(iii) In addition to the matters described above, the Company is currently involved in other legal proceedings or governmental inquiries which, in the opinion of the Company’s management, will not materially affect the Company’s financial position or future operating results, although no assurance can be given with respect to the ultimate outcome of any such proceedings.

(iv) In the normal course of business, the Company enters into agreements that may contain features that meet the definition of a guarantee. A guarantee is a contract (including an indemnity) that contingently requires the Company to make payments (either in cash, financial instruments, other assets, shares of its stock, or provision of services) to a third party based on (a) changes in an underlying interest rate, foreign exchange rate, equity or commodity instrument, index or other variable, that is related to an asset, a liability or an equity security of the counterparty, (b) failure of another party to perform under an obligating agreement or (c) failure of another third party to pay its indebtedness when due.

(c)
Financial Guarantees

Certain subsidiaries of the Company have provided significant financial guarantees to third parties under the Credit Agreement (see Note 7).

(d)
Product Warranties

The Company’s accrual for product warranties, which is recorded within Accrued and Other Liabilities in the Condensed Consolidated Balance Sheets, was $nil as of March 31, 2022 and December 31, 2021, respectively.

(e)
Director and Officer Indemnifications

The Company’s by-laws contain an indemnification of its current directors and officers, former directors and officers, and persons who have acted at its request to be a director and/or officer of an entity in which the Company is a shareholder or creditor, to indemnify them, to the extent permitted by the Canada Business Corporations Act, against expenses (including legal fees), judgments, fines and any amounts actually and reasonably incurred by them in connection with any action, suit or proceeding in which the directors and/or officers are sued as a result of their service, if they acted honestly and in good faith with a view to the best interests of the Company. In addition, the Company has entered into indemnification agreements with each of its directors in order to effectuate the foregoing. The nature of the indemnification prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to counterparties. The Company has purchased directors’ and officers’ liability insurance. No amount has been accrued in the Company’s Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021, with respect to this indemnity.

(f)
Other Indemnification Agreements

In the normal course of its operations, the Company provides indemnifications to counterparties in transactions such as: IMAX Theater Systems lease and sale agreements and the supervision of installation or servicing of IMAX Theater Systems; film production, exhibition and distribution agreements; real property lease agreements; and employment agreements. These indemnification agreements require the Company to compensate the counterparties for costs incurred as a result of litigation claims that may be suffered by the counterparty as a consequence of the transaction or the Company’s breach or non-performance under these agreements. While the terms of these indemnification agreements vary based upon the contract, they normally extend for the life of the agreements. A small number of agreements do not provide for any limit on the maximum potential amount of indemnification; however, virtually all of the IMAX Theater System lease and sale agreements limit such maximum potential liability to the purchase price of the system. The fact that the maximum potential amount of indemnification required by the Company is not specified in some cases prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to counterparties. Historically, the Company has not made any significant payments under such indemnifications and no amounts have been accrued in the Condensed Consolidated Financial Statements with respect to the contingent aspect of these indemnities.

9. Condensed Consolidated Statements of Operations Supplemental Information

(a)
Selling Expenses

The following table summarizes the Company's selling expenses, including sales commissions and other selling expenses such as direct advertising and marketing expenses, which are recognized within Costs and Expenses Applicable to Revenues in the Condensed Consolidated Statements of Operations, for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022		2021
(In thousands of U.S. Dollars)	Sales Commissions	Other Selling Expenses	Sales Commissions	Other Selling Expenses
Technology sales(1)	$—	$162	$133	$141
Image enhancement and maintenance services(2)	—	2,915	—	1,207
Technology rentals(3)	45	465	94	564
Total	$45	$3,542	$227	$1,912

(1)
Sales commissions paid prior to the recognition of the related revenue are deferred and recognized upon the client acceptance of the IMAX Theater System. Direct advertising and marketing costs for each theater are expensed as incurred.
(2)
Film exploitation costs, including advertising and marketing costs, are expensed as incurred.
(3)
Sales commissions related to joint revenue sharing arrangements accounted for as operating leases are recognized in the month they are earned by the salesperson, which is typically the month in which the theater system is installed. Direct advertising and marketing costs for each theater are expensed as incurred.
(b)
Foreign Exchange

Included in Selling, General and Administrative Expenses for the three months ended March 31, 2022 is a net loss of $(0.1) million (2021 — net gain of $0.6 million) resulting from changes in exchange rates related to foreign currency denominated monetary assets and liabilities. See Note 16(c) for additional information.

(c)
Collaborative Arrangements

Joint Revenue Sharing Arrangements

As of March 31, 2022, the Company has signed traditional and hybrid joint revenue sharing arrangements with 42 exhibitors (2021 — 41) for a total of 1,231 IMAX Theater Systems (2021 — 1,228), of which 915 theaters (2021 — 896) were operational and included in the network as of that date. The terms of these arrangements are similar in nature, rights, and obligations. (See Note 5 for a description of the material terms of the Company's collaborative joint revenue sharing arrangements.) The accounting policy for the Company’s joint revenue sharing arrangements is disclosed in Note 3(p) of the Company’s audited Consolidated Financial Statements in its 2021 Form 10-K.

Revenue attributable to transactions arising between the Company and its customers under joint revenue sharing arrangements are recorded within Revenues — Technology Sales (for hybrid joint revenue sharing arrangements) and Revenues — Technology Rentals (for traditional joint revenue sharing arrangements). For the three months ended March 31, 2022, such revenues totaled $13.6 million (2021 — $10.1 million). (See Note 13(a) for a disaggregated presentation of the Company’s revenues.)

IMAX DMR

In an IMAX DMR arrangement, the Company receives a percentage of the box office receipts from a third party who owns the copyright to a film in exchange for converting the film into IMAX DMR format and distributing it through the IMAX network. The fee earned by the Company in a typical IMAX DMR arrangement averages approximately 12.5% of box office receipts (i.e. gross box office receipts less applicable sales taxes), except for within Greater China, where the Company receives a lower percentage of net box office receipts for certain Hollywood films.

For the three months ended March 31, 2022, IMAX DMR revenue was earned from the exhibition of 23 films (13 new films and 10 carryovers), as compared to 18 films (12 new films and 6 carryovers) and the re-release of classic titles in the three months ended March 31, 2021. The accounting policy for the Company’s IMAX DMR arrangements is disclosed in Note 3(p) of the Company’s audited Consolidated Financial Statements in its 2021 Form 10-K.

Revenue attributable to transactions arising between the Company and its customers under IMAX DMR arrangements are included in Revenues – Image Enhancement and Maintenance Services. For the three months ended March 31, 2022, such revenues totaled $19.6 million (2021 — $11.9 million). (See Note 13(a) for a disaggregated presentation of the Company’s revenues.)

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

As of March 31, 2022, the Company is party to one co-produced film arrangement, which represents the VIE total assets balance of $1.6 million and liabilities balance of $0.3 million and three other co-produced film arrangements, the terms of which are similar. The accounting policies relating to co-produced film arrangements are disclosed in Notes 3(b) and 3(p) of the Company’s 2021 Form 10-K.

For the three months ended March 31, 2022, an expense of $0.1 million (2021 — less than $0.1 million) attributable to transactions between the Company and other parties involved in the production of the films have been included in Costs and Expenses Applicable to Revenues – Image Enhancement and Maintenance Services.

10. Condensed Consolidated Statements of Cash Flows – Supplemental Information

(a)
Changes in other operating assets and liabilities

	Three Months Ended
	March 31,
(In thousands of U.S. Dollars)	2022	2021
Decrease (increase) in:
Financing receivables	$3,916	$1,271
Prepaid expenses	(2,413)	(2,996)
Variable consideration receivables	829	(569)
Other assets	209	(470)
Increase (decrease) in:
Accounts payable	2,184	(4,538)
Accrued and other liabilities	(14,911)	3,147
	$(10,186)	$(4,155)
(b)
Depreciation and amortization

	Three Months Ended
	March 31,
(In thousands of U.S. Dollars)	2022	2021
Film assets	$3,178	$2,494
Property, plant and equipment:
Equipment supporting joint revenue sharing arrangements	5,548	5,743
Other property, plant and equipment	2,028	2,476
Other intangible assets(1)	1,532	1,471
Other assets(2)	455	494
	$12,741	$12,678

(1)
Includes the amortization of licenses and intellectual property recorded in Research and Development on the Condensed Consolidated Statement of Operations of $0.3 million in the three months ended March 31, 2022 (2021 — $0.3 million).
(2)
Includes the amortization of lessee incentives provided by the Company to its customers under joint revenue sharing arrangements.

(c)
Write-downs

	Three Months Ended
	March 31,
(In thousands of U.S. Dollars)	2022	2021
Inventories(1)	$12	$103
Property, plant and equipment:
Equipment supporting joint revenue sharing arrangements(2)	202	151
Other property, plant and equipment	2	3
Film assets(3)	165	(44)
	$381	$213

(1)
In the three months ended March 31, 2022, the Company recorded write-downs of less than $0.1 million (2021 — $0.1 million) in Costs and Expenses Applicable to Technology Sales related to excess and obsolete inventory.
(2)
In the three months ended March 31, 2022, the Company recorded charges of $0.2 million (2021 — $0.2 million) in Costs and Expenses Applicable to Technology Rentals mostly related to the write-down of leased xenon-based digital systems which were taken out of service in connection with customer upgrades to laser-based digital systems.
(3)
In the three months ended March 31, 2022, the Company recorded impairment losses of $0.2 million (2021 — $nil) related to the write-down of DMR and Film Distribution related film assets.
(d)
Significant non-cash investing activities

	Three Months Ended
	March 31,
(In thousands of U.S. Dollars)	2022	2021
Net increase (decrease) in accruals related to:
Investment in equipment supporting joint revenue sharing arrangements	$1,133	$117
Acquisition of other intangible assets	32	(858)
	$1,165	$(741)

(e) Significant non-cash financing activities

In the first quarter of 2021, the Company incurred $1.2 million of debt issuance costs related to the Convertible Notes (see Note 7), which were not yet paid as of March 31, 2021 and were recorded on the Condensed Consolidated Balance Sheets within Accounts Payable and Accrued and Other Liabilities.

11. Income Taxes

(a)
Income Tax Expense

For the three months ended March 31, 2022, the Company recorded income tax expense of $2.6 million (2021 — $3.1 million). For the three months ended March 31, 2022, the Company’s effective tax rate differs from the combined Canadian federal and provincial statutory income tax rate due to the following factors:

	Three Months Ended		Three Months Ended
	March 31, 2022		March 31, 2021
(In thousands of U.S. Dollars, except rates)	Amount	Rate	Amount	Rate
Income tax benefit at combined statutory rates	$2,475	26.5%	$1,969	26.5%
Adjustments resulting from:
Increase in valuation allowance	(5,009)	(53.6%)	(6,971)	(93.8%)
(Shortfall) excess tax benefits related to share-based compensation	(129)	(1.4%)	741	10.0%
Changes to tax reserves	(160)	(1.7%)	557	7.5%
Gain on sale of Maoyan investment not taxable	—	—	1,367	18.4%
Withholding taxes resulting from management's decision to no longer indefinitely reinvest the historical earnings of certain foreign subsidiaries	—	—	(547)	(7.4%)
Other non-deductible/non-taxable items	213	2.3%	(184)	(2.5%)
Income tax expense	$(2,610)	(27.9%)	$(3,068)	(41.3%)

For the three months ended March 31, 2022, the Company recorded an additional $5.0 million (2021 — $7.0 million) valuation allowance against deferred tax assets in jurisdictions where management cannot reliably forecast that sufficient future tax liabilities will arise in specific jurisdictions, which includes the impact of the COVID-19 pandemic. Accordingly, the tax benefit associated with the current period losses in these jurisdictions is not ultimately reflected in the Company’s Condensed Consolidated Statements of Operations.

As of March 31, 2022, the Company’s Condensed Consolidated Balance Sheets include net deferred income tax assets of $13.9 million, net of a valuation allowance of $51.0 million (December 31, 2021 — $13.9 million, net of a valuation allowance of $46.0 million). The valuation allowance will be reversed when and if management determines it is more likely than not that the Company will incur sufficient tax liabilities to allow it to utilize the deferred tax assets against which the valuation allowance is recorded. Despite the valuation allowance recorded against its deferred tax assets, the Company remains entitled to benefit from tax attributes which currently have a valuation allowance applied to them.

(b)
Income Tax Effect on Other Comprehensive Income (Loss)

For the three months ended March 31, 2022 and 2021, the Income Tax Expense related to the components of Other Comprehensive Income (Loss) is as follows:

	Three Months Ended
	March 31,
(In thousands of U.S. Dollars)	2022	2021
Unrealized change in cash flow hedging instruments	$(82)	$(77)
Realized change in cash flow hedging instruments	(8)	60
Reclassification of unrealized change in ineffective cash flow hedging instruments	—	6
Defined benefit and postretirement benefit plans	(12)	(13)
	$(102)	$(24)

12. Capital Stock and Reserves

(a)
Share-Based Compensation

For the three months ended March 31, 2022, share-based compensation expense totaled $6.1 million (2021 — $5.3 million) and is reflected in the following accounts in the Condensed Consolidated Statements of Operations:

	Three Months Ended
	March 31,
(In thousands of U.S. Dollars)	2022	2021
Cost and expenses applicable to revenues	$239	$294
Selling, general and administrative expenses	5,726	4,944
Research and development	87	69
	$6,052	$5,307

The following table summarizes the Company’s share-based compensation expense by each award type:

	Three Months Ended
	March 31,
(In thousands of U.S. Dollars)	2022	2021
Stock Options	$207	$351
Restricted Share Units	3,411	3,151
Performance Stock Units	1,729	1,014
IMAX China Stock Options	34	56
IMAX China Long Term Incentive Plan Restricted Share Units	497	632
IMAX China Long Term Incentive Plan Performance Stock Units	174	103
	$6,052	$5,307

For three months ended March 31, 2022 and 2021, the Company did not record any expenses related to restricted share units granted to non-employees.

Stock Option Summary

The following table summarizes the activity under the Company’s Stock Option Plan (“SOP”) and the IMAX Corporation Second Amended and Restated Long-Term Incentive Plan (as may be amended, “IMAX LTIP”) for the three months ended March 31, 2022 and 2021:

	Number of Shares		Weighted Average Exercise Price Per Share
	2022	2021	2022	2021
Stock options outstanding, beginning of period	3,736,157	4,892,962	$26.61	$26.81
Granted	—	—	—	—
Exercised	—	(38,754)	—	21.26
Forfeited	—	(44,362)	—	23.12
Expired	(126,569)	(885,698)	33.61	28.31
Cancelled	(2,197)	(10,917)	32.50	27.20
Stock options outstanding, end of period	3,607,391	3,913,231	26.36	26.56
Stock options exercisable, end of period	3,524,298	3,615,079	26.45	26.93

Stock options are no longer granted under the Company’s previously approved SOP.

Restricted Share Units (“RSU”) Summary

The following table summarizes the activity in respect of RSUs issued under the IMAX LTIP for the three months ended March 31, 2022 and 2021:

	Number of Awards		Weighted Average Grant Date Fair Value Per Share
	2022	2021	2022	2021
RSUs outstanding, beginning of period	1,457,883	1,564,838	$19.16	$18.33
Granted	636,427	754,778	19.64	20.94
Vested and settled	(648,527)	(523,573)	18.78	18.82
Forfeited	(1,328)	(60,329)	14.84	20.08
RSUs outstanding, end of period	1,444,455	1,735,714	19.54	19.26

Performance Stock Units ("PSU") Summary

The Company grants awards for two types of PSUs, one which vests based on a combination of employee service and the achievement of certain EBITDA-based targets and one which vests based on a combination of employee service and the achievement of total shareholder return (“TSR”) targets. The achievement of the EBITDA and TSR targets in these PSUs is determined over a three-year performance period. At the conclusion of the three-year performance period, the number of PSUs that ultimately vest can range from 0% to a maximum vesting opportunity of 175% of the initial award, depending upon actual performance versus the established EBITDA and stock-price targets.

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

The amount and timing of compensation expense recognized for PSUs with EBITDA-based targets is dependent upon management's assessment of the likelihood of achieving these targets. If, as a result of management’s assessment, it is projected that a greater number of PSUs will vest than previously anticipated, a life-to-date adjustment to increase compensation expense is recorded in the period that such determination is made. Conversely, if, as a result of management’s assessment, it is projected that a lower number of PSUs will vest than previously anticipated, a life-to-date adjustment to decrease compensation expense is recorded in the period that such determination is made. The expense recognized in the three months ended March 31, 2022 and 2021 includes adjustments reflecting management’s estimate of the number of PSUs with EBITDA-based targets expected to vest.

The following table summarizes the activity in respect of PSUs issued under the IMAX LTIP for the three months ended March 31, 2022 and 2021:

	Number of Awards		Weighted Average Grant Date Fair Value Per Share
	2022	2021	2022	2021
PSUs outstanding, beginning of period	613,405	361,844	$18.21	$15.68
Granted	359,138	308,438	20.34	20.77
Forfeited	—	(2,526)	—	14.84
PSUs outstanding, end of period	972,543	667,756	19.00	18.03

As of March 31, 2022, the maximum number of shares of common stock that may be issued with respect to PSUs outstanding is 1,701,951, assuming full achievement of the EBITDA and TSR targets.

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

During the three months ended March 31, 2022, the Company repurchased 380,652 common shares, respectively (2021 — nil), at an average price of $16.45 per share (2021 — $nil), for a total of $6.3 million (2021 — $nil), excluding commissions. As of March 31, 2022, the Company has $69.2 million available under its approved repurchase program. During the three months ended March 31, 2022 and 2021, there were no shares purchases in the administration of employee share based plans.

As of March 31, 2022 and December 31, 2021, the IMAX LTIP trustee did not hold any shares. Any shares held with the trustee are recorded at cost and are reported as a reduction against Capital Stock on the Company’s Condensed Consolidated Balance Sheets.

Subsequent to March 31, 2022 and through April 27, 2022, the Company completed repurchases through a 10b5-1 program of 869,048 shares at an average price of $16.42 per share, for a total cost of $14.3 million, excluding commissions.

In 2021, IMAX China's shareholders granted its Board of Directors a general mandate authorizing the Board, subject to applicable laws, to repurchase shares of IMAX China not to exceed 10% of the total number of issued shares as of May 6, 2021 (34,835,824 shares). This program will be valid until the 2022 Annual General Meeting of IMAX China, which will be held on May 26, 2022. The repurchases may be made in the open market or through other means permitted by applicable laws. IMAX China has no obligation to repurchase its shares and the share repurchase program may be suspended or discontinued by IMAX China at any time. During the three months ended March 31, 2022, IMAX China repurchased 1,448,000 common shares, at an average price of HKD 9.89 per share (U.S. $1.26 per share) for a total of HKD 14.3 million or U.S. $1.8 million. The change in non-controlling interest as a result of common shares repurchased by IMAX China is recorded within Non-Controlling Interests in the Condensed Consolidated Balance Sheets and the Condensed Consolidated Statements of Shareholders’ Equity. The difference between the consideration paid and the ownership interest obtained as a result of IMAX China share repurchases is recorded within Other Equity in the Condensed Consolidated Balance Sheets and the Condensed Consolidated Statements of Shareholders’ Equity. (See Note 1.)

(c)
Basic and Diluted Weighted Average Shares Outstanding

The following table reconciles the denominator of the basic and diluted weighted average share computations:

	Three Months Ended
	March 31,
(In thousands)	2022	2021
Issued and outstanding, beginning of period	58,654	58,921
Weighted average number of shares (repurchased) issued, net	(80)	91
Weighted average number of shares outstanding — basic	58,574	59,012
Weighted average effect of potential common shares, if dilutive	—	—
Weighted average number of shares outstanding — diluted	58,574	59,012

For the three months ended March 31, 2022, the calculation of diluted weighted average shares outstanding excludes 6,348,736 shares (2021 — 6,494,829 shares) that are issuable upon the vesting or exercise of share-based compensation including: (i) 1,444,455 RSUs (2021 — 1,735,714 RSUs), (ii) 1,296,890 PSUs (2021 — 845,884 PSUs) and (iii) 3,607,391 stock options (2021 — 3,913,231 stock options), as the effect would be anti-dilutive.

The calculation of diluted weighted average shares outstanding for the three months ended March 31, 2022 also excludes any shares potentially issuable upon the conversion of the Convertible Notes as the average market price of the Company’s common shares during the period of time they were outstanding was less than the conversion price of the Convertible Notes. (See Note 7(b).)

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

In 2021, one of the Company’s PRC subsidiaries declared and paid dividends of RMB 131.6 million ($20.4 million). In the third quarter of 2021, upon passage of the requisite resolution of the Board of Directors, a statutory surplus reserve of RMB 36.4 million ($5.6 million) was recorded within Shareholders’ Equity as an appropriation of the retained earnings of the Company’s PRC subsidiaries, of which $3.9 million is attributable to the Company’s common shareholders and $1.7 million is attributable to non-controlling shareholders. The statutory surplus reserve of RMB 36.4 million ($5.6 million) has reached 50% of its PRC subsidiaries’ registered capital. No additional statutory surplus reserve was recorded by the Company's PRC subsidiaries for the three months ended March 31, 2022.

13. Revenue from Contracts with Customers

(a)
Disaggregated Information About Revenue

The following tables summarize the Company’s revenues by type and reportable segment for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022
	Revenue from
	Contracts with Customers		Revenue from
(In thousands of U.S. Dollars)	Fixed Consideration	Variable Consideration	Lease Arrangements	Finance Income	Total
Technology sales
IMAX Systems(1)	$5,945	$368	$—	$—	$6,313
Joint Revenue Sharing Arrangements, fixed fees	—	—	990	—	990
Other Theater Business	670	—	—	—	670
All Other	922	81	—	—	1,003
Sub-total	7,537	449	990	—	8,976
Image enhancement and maintenance services
IMAX DMR	—	19,564	—	—	19,564
IMAX Maintenance	14,942	—	—	—	14,942
Film Distribution	144	437	—	—	581
Film Post-Production	825	—	—	—	825
All Other	—	182	—	—	182
Sub-total	15,911	20,183	—	—	36,094
Technology rentals
Joint Revenue Sharing Arrangements, contingent rent	—	—	12,643	—	12,643
All Other	—	—	18	—	18
Sub-total	—	—	12,661	—	12,661
Finance income
IMAX Systems	—	—	—	2,305	2,305
Total	$23,448	$20,632	$13,651	$2,305	$60,036

	Three Months Ended March 31, 2021
	Revenue from
	Contracts with Customers		Revenue from
(In thousands of U.S. Dollars)	Fixed Consideration	Variable Consideration	Lease Arrangements	Finance Income	Total
Technology sales
IMAX Systems(1)	$838	$1,080	$1,376	$—	$3,294
Joint Revenue Sharing Arrangements, fixed fees	—	—	1,738	—	1,738
Other Theater Business	437	—	—	—	437
All Other	668	38	—	—	706
Sub-total	1,943	1,118	3,114	—	6,175
Image enhancement and maintenance services
IMAX DMR	—	11,944	—	—	11,944
IMAX Maintenance	8,906	—	—	—	8,906
Film Distribution	—	222	—	—	222
Film Post-Production	591	—	—	—	591
All Other	—	(48)	—	—	(48)
Sub-total	9,497	12,118	—	—	21,615
Technology rentals
Joint Revenue Sharing Arrangements, contingent rent	—	—	8,359	—	8,359
Sub-total	—	—	8,359	—	8,359
Finance income
IMAX Systems	—	—	—	2,605	2,605
Total	$11,440	$13,236	$11,473	$2,605	$38,754

(1)
Includes revenues earned from sale and sales-type lease arrangements involving new and upgraded IMAX Theater Systems, as well as the impact of renewals and amendments to existing theater system arrangements.
(b)
Deferred Revenue

IMAX Theater System sale and lease arrangements include a requirement for the Company to provide maintenance services over the life of the arrangement, subject to a consumer price index adjustment each year. In circumstances where customers prepay the entire term’s maintenance fee, additional payments are due to the Company for the years after its extended warranty and maintenance obligations expire. Payments upon renewal each year are either prepaid or made in arrears and can vary in frequency from monthly to annually. As of March 31, 2022, $19.2 million of consideration has been deferred in relation to outstanding maintenance services to be provided on existing maintenance contracts (December 31, 2021 — $20.2 million). Maintenance revenue is recognized evenly over the contract term which coincides with the period over which maintenance services are provided. In the event of customer default, any payments made by the customer may be retained by the Company.

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

The Company has the following reportable segments: (i) IMAX DMR; (ii) Joint Revenue Sharing Arrangements ("JRSA"); (iii) IMAX Systems, (iv) IMAX Maintenance; (v) Other Theater Business; (vi) Film Distribution; and (vii) Film Post-Production. The Company's activities that do not meet the criteria to be considered a reportable segment are disclosed within All Other. The Company organizes its reportable segments into the following three categories, identified by the nature of the product sold or service provided:

(i)
IMAX Technology Network, which earns revenue based on contingent box office receipts and includes the IMAX DMR segment and contingent rent from the JRSA segment;

(ii)
IMAX Technology Sales and Maintenance, which includes results from the IMAX Systems, IMAX Maintenance, and Other Theater Business segments, as well as fixed revenues from the JRSA segment; and

(iii)
Film Distribution and Post-Production, which includes activities related to the distribution of large-format documentary films, primarily to institutional theaters, and the distribution of exclusive experiences ranging from live performances to interactive events with leading artists and creators (through the Film Distribution segment) and the provision of film post-production and quality control services.

The Company presents its segment information at a disaggregated level to provide more relevant information to the users of its financial statements.

Transactions between the IMAX DMR segment and the Film Post-Production segment are valued at exchange value. Inter-segment profits are eliminated upon consolidation, as well as for the disclosures below.

In the first quarter of 2022, the Company’s internal reporting was updated to reclassify the results of IMAX EnhancedTM, an initiative to bring The IMAX Experience® into the home, out of the New Business Initiatives segment and into All Other for segment reporting purposes. IMAX Enhanced was the only component of the New Business Initiatives segment. Prior period comparatives have been reclassified to conform with the current period presentation.

The following table presents the Company’s revenue and gross margin (margin loss) by category and reportable segment for the three months ended March 31, 2022 and 2021:

	Revenue(1)		Gross Margin (Margin Loss)
(In thousands of U.S. Dollars)	2022	2021	2022	2021
IMAX Technology Network
IMAX DMR	$19,564	$11,944	$13,557	$8,251
JRSA, contingent rent	12,643	8,359	6,198	1,883
	32,207	20,303	19,755	10,134
IMAX Technology Sales and Maintenance
IMAX Systems(2)	8,618	5,899	3,976	3,012
JRSA, fixed fees	990	1,738	252	156
IMAX Maintenance	14,942	8,906	7,870	3,823
Other Theater Business(3)	670	437	100	63
	25,220	16,980	12,198	7,054
Film Distribution and Post-Production
Film Distribution	581	222	(1,247)	(261)
Post-Production	825	591	386	236
	1,406	813	(861)	(25)
Sub-total for reportable segments	58,833	38,096	31,092	17,163
All Other(4)	1,203	658	679	118
Total	$60,036	$38,754	$31,771	$17,281

(1)
The Company’s largest customer represents 28% of total Revenues for the three months ended March 31, 2022 (2021 — 31%). No single customer comprises more than 10% of the Company’s total Accounts Receivable as of March 31, 2022 and December 31, 2021.
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
(3)
The revenue from this segment principally includes after-market sales of IMAX Theater System parts and 3D glasses.
(4)
All Other includes the results from IMAX Enhanced and other ancillary activities. In the first quarter of 2022, the Company's internal reporting was updated to reclassify the results of IMAX Enhanced out of the New Business Initiatives segment into All Other for segment reporting purposes. Prior period comparatives have been revised to conform with the current period presentation.

Geographic Information

Revenue by geographic area is based on the location of the customer. Revenue related to IMAX DMR is presented based upon the geographic location of the theaters that exhibit the remastered films. IMAX DMR revenue is generated through contractual relationships with studios and other third parties and these may not be in the same geographical location as the theater.

The following table summarizes the Company's revenues by geographic area for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
(In thousands of U.S. Dollars)	2022	2021
Revenue
Greater China	$21,476	$25,518
United States	19,067	3,699
Western Europe	7,061	1,369
Asia (excluding China)	5,767	4,302
Latin America	1,886	53
Canada(2)	1,772	(553)
Russia/the CIS & Ukraine(1)	1,010	1,886
Rest of the World	1,997	2,480
Total	$60,036	$38,754

(1)
In addition to Russia, the CIS includes Azerbaijan, Belarus, Kazakhstan, and Kyrgyzstan. As of March 31, 2022, the IMAX network includes 54 theaters in Russia, 9 theaters in Ukraine, and 1 theater in Belarus.
(2)
For the three months ended March 31, 2021, the amount attributable to Canada includes a $0.5 million reversal of previously recorded revenue and a corresponding reduction in the net investment in lease as a result of a lease modification entered into during the period.

No single country in the Rest of the World, Western Europe, Latin America and Asia (excluding Greater China) comprises more than 10% of the Company’s total revenue in the three months ended March 31, 2022 and 2021.

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

As of March 31, 2022 and December 31, 2021, the Company’s projected benefit obligation and unfunded status related to the SERP are as follows:

	March 31,	December 31,
(In thousands of U.S. Dollars)	2022	2021
Projected benefit obligation:
Obligation, beginning of period	$20,056	$20,116
Interest cost	40	72
Actuarial gain	—	(132)
Obligation, end of period and unfunded status	$20,096	$20,056

For the three months ended March 31, 2022, the Company recorded interest costs of less than $0.1 million (2021 — less than $0.1 million) related to the SERP. The Company expects to recognize additional interest costs of $0.1 million related to the SERP during the remainder of 2022. No contributions are expected to be made to the SERP in 2022.

(b)
Defined Contribution Pension Plan

The Company also maintains defined contribution plans for its employees, including its executive officers. The Company makes contributions to these plans on behalf of employees in an amount up to 5% of their base salary subject to certain prescribed maximums. During the three months ended March 31, 2022, the Company contributed and recorded expense of $0.3 million (2021 — $0.3 million) to its Canadian defined contribution plan and $0.3 million (2021 — $0.2 million) to its defined contribution employee plan under Section 401(k) of the U.S. Internal Revenue Code.

(c)
Postretirement Benefits – Executives

The Company has an unfunded postretirement plan for Mr. Gelfond and Bradley J. Wechsler, former Chairman of the Company’s Board of Directors (the “Executive Postretirement Benefit Plan”). The Executive Postretirement Benefit Plan provides that the Company will maintain health benefits for Messrs. Gelfond and Wechsler until they become eligible for Medicare and, thereafter, the Company will provide Medicare supplemental coverage as selected by Messrs. Gelfond and Wechsler. Mr. Wechsler retired from the Company’s Board of Directors on June 9, 2021. The Company maintained Mr. Wechsler’s health benefits through December 31, 2021, and thereafter is providing him with Medicare supplemental coverage.

As of March 31, 2022, the Company’s postretirement benefits obligation under this plan is $0.7 million (December 31, 2021 — $0.7 million). For the three months ended March 31, 2022, the Company has recorded an expense of less than $0.1 million (2021 — less than $0.1 million) related to this plan.

(d)
Postretirement Benefits – Canadian Employees

The Company has an unfunded postretirement plan for its Canadian employees meeting specific eligibility requirements. The Company will provide eligible participants, upon retirement, with health and welfare benefits. As of March 31, 2022, the Company’s postretirement benefits obligation under this plan is $1.7 million (December 31, 2021 — $1.7 million). For the three months ended March 31, 2022, the Company has recorded expense of less than $0.1 million (2021 — less than $0.1 million) related to this plan.

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

As of March 31, 2022, the benefit obligation related to the Retirement Plan was $3.8 million (December 31, 2021 — $3.8 million) and is recorded on the Company’s Condensed Consolidated Balance Sheets within Accrued and Other Liabilities. As the Retirement Plan is fully vested, the benefit obligation is measured at the present value of the benefits expected to be paid in the future with the accretion of interest recognized in the Condensed Consolidated Statements of Operations within Retirement Benefits Non-Service Expense.

The Retirement Plan is funded by an investment in company-owned life insurance (“COLI”), which is recorded at its fair value on the Company’s Condensed Consolidated Balance Sheets within Prepaid Expenses. As of March 31, 2022, fair value of the COLI asset was $3.3 million (December 31, 2021 — $3.3 million). Gains and losses resulting from changes in the cash surrender value of the COLI asset are recognized in the Condensed Consolidated Statements of Operations within Realized and Unrealized Investment Gains.

16. Financial Instruments

(a)
Financial Instruments

The Company maintains cash with various major financial institutions. The Company’s cash is invested with highly rated financial institutions. The Company’s $162.3 million balance of cash and cash equivalents as of March 31, 2022 (December 31, 2021 — $189.7 million) includes $96.8 million in cash held outside of Canada (December 31, 2021 — $102.1 million), of which $73.4 million was held in the PRC (December 31, 2021 — $76.3 million).

(b)
Fair Value Measurements

The carrying values of the Company’s Cash and Cash Equivalents, Accounts Receivable, Accounts Payable and Accrued and Other Liabilities due within one year approximate their fair values due to the short-term maturity of these instruments. Including these instruments, the Company’s financial instruments consist of the following:

	As of March 31, 2022		As of December 31, 2021
(In thousands of U.S. Dollars)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Level 1
Cash and cash equivalents(1)	$162,300	$162,300	$189,711	$189,711
Equity securities(2)	1,092	1,092	1,087	1,087
Level 2
Net financed sales receivables(3)	$103,660	$103,740	$112,657	$112,662
Net investment in sales-type leases(3)	27,850	27,902	28,392	28,407
Equity securities(1)	1,000	1,000	1,000	1,000
COLI(4)	3,305	3,305	3,275	3,275
Foreign exchange contracts — designated forwards(2)	423	423	79	79
Working Capital Facility borrowings(1)	(3,627)	(3,627)	(3,612)	(3,612)
Convertible Notes(5)	(230,000)	(220,618)	(230,000)	(223,100)
Level 3
Interest in film classified as a financial instrument(6)	$4,726	$4,726	$—	$—

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
(6)
Recorded at amortized cost. Inputs used in the calculation of estimated fair value include management's projection of future box office and ancillary receipts for the film net of distribution costs and other costs in accordance with the investment agreement.
(c)
Foreign Exchange Risk Management

The Company is exposed to market risk from changes in foreign currency rates.

A majority of the Company’s revenues is denominated in U.S. Dollars while a significant portion of its costs and expenses is denominated in Canadian Dollars. A portion of the Company's net U.S. Dollar cash is converted to Canadian Dollars to fund Canadian Dollar expenses through the spot market. In China and Japan, the Company has ongoing operating expenses related to its operations in RMB and Japanese Yen, respectively. Net cash flows are converted to and from U.S. Dollars through the spot market. The Company also has cash receipts under leases denominated in RMB, Japanese Yen, Canadian Dollars and Euros which are converted to U.S. Dollars through the spot market. In addition, because IMAX films generate box office in 87 different countries, unfavorable exchange rates between applicable local currencies and the U.S. Dollar could have an impact on box-office receipts and the Company's revenues and results of operations. The Company’s policy is to not use any financial instruments for trading or other speculative purposes.

The Company has entered into a series of foreign currency forward contracts to manage the risks associated with the volatility of foreign currencies. Certain of these foreign currency forward contracts met the criteria required for hedge accounting under the Derivatives and Hedging Topic of the FASB ASC at inception, and continue to meet hedge effectiveness tests at March 31, 2022 (the “Foreign Currency Hedges”), with settlement dates throughout 2023. Foreign currency derivatives are recognized and measured in the Condensed Consolidated Balance Sheets at fair value. Changes in the fair value (i.e., gains or losses) are recognized in the Condensed Consolidated Statements of Operations except for derivatives designated and qualifying as foreign currency cash flow hedging instruments. The Company currently has cash flow hedging instruments associated with Selling, General and Administrative Expenses. For foreign currency cash flow hedging instruments related to Selling, General and Administrative Expenses, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in Accumulated Other Comprehensive Income and reclassified to the Condensed Consolidated Statements of Operations when the forecasted transaction occurs. Any ineffective portion is recognized immediately in the Condensed Consolidated Statements of Operations.

The following tabular disclosures reflect the impact that derivative instruments and hedging activities have on the Company’s Condensed Consolidated Financial Statements:

Notional value of foreign exchange contracts:

	March 31,	December 31,
(In thousands of U.S. Dollars)	2022	2021
Derivatives designated as hedging instruments:
Foreign exchange contracts — Forwards	$23,569	$26,702

Fair value of derivatives in foreign exchange contracts:

		March 31,	December 31,
(In thousands of U.S. Dollars)	Balance Sheet Location	2022	2021
Derivatives designated as hedging instruments:
Foreign exchange contracts — Forwards	Other assets	$423	$184
	Accrued and other liabilities	—	(105)
		$423	$79

Derivatives in foreign currency hedging relationships are as follows:

		Three Months Ended March 31,
(In thousands of U.S. Dollars)		2022	2021
Foreign exchange contracts	Derivative Gain
— Forwards	Recognized in OCI
	(Effective Portion)	$315	$295

	Location of Derivative (Loss) Gain
	Reclassified from AOCI	Three Months Ended March 31,
(In thousands of U.S. Dollars)	(Effective Portion)	2022	2021
Foreign exchange contracts	Selling, general and
— Forwards	administrative expenses	$(29)	$231

Non-designated derivatives in foreign currency relationships are as follows:

		Three Months Ended March 31,
(In thousands of U.S. Dollars)	Location of Derivative Gain	2022	2021
Foreign exchange contracts	Selling, general and
— Forwards	administrative expenses	$—	$22

The Company's estimated net amount of the existing gains as of March 31, 2022 is $0.3 million, which is expected to be reclassified to earnings within the next twelve months.

(d)
Investments in Equity Securities

As of March 31, 2022, the Condensed Consolidated Balance Sheets includes $1.1 million (December 31, 2021 — $1.1 million) of investments in equity securities.

On January 17, 2019, IMAX China (Hong Kong), Limited, a wholly-owned subsidiary of IMAX China, as an investor entered into a cornerstone investment agreement with Maoyan Entertainment (“Maoyan”) (as the issuer) and Morgan Stanley Asia Limited (as a sponsor, underwriter and the underwriters’ representative). Pursuant to this agreement, IMAX China (Hong Kong), Limited agreed to invest $15.2 million to subscribe for a certain number of shares of Maoyan at the final offer price pursuant to the global offering of the share capital of Maoyan, and this investment would be subject to a lock-up period of six months following the date of the global offering. On February 4, 2019, Maoyan completed its global offering, upon which, IMAX China (Hong Kong), Limited became a less than 1% shareholder in Maoyan. During the first quarter of 2021, IMAX China (Hong Kong), Limited sold all of its 7,949,000 shares of Maoyan for gross proceeds of $17.8 million and recognized $5.2 million gain in the Condensed Consolidated Statements of Operations.

The Company has an investment of $1.1 million (December 31, 2021 — $1.1 million) in the shares of an exchange traded fund. This investment is classified as an equity investment.

As of March 31, 2022, the Company held investments in the preferred shares of enterprises which meet the criteria for classification as an equity security carried at historical cost, net of impairment charges. The carrying value of these equity security investments was $1.0 million at March 31, 2022 (December 31, 2021 — $1.0 million) and is recorded in Other Assets.

(e)
Interest in Film

On January 10, 2022, IMAX (Shanghai) Culture and Technology Co., Ltd, a wholly-owned subsidiary of IMAX China, signed a joint film investment agreement with Wanda Film (Horgos) Co. Ltd. to invest RMB 30.0 million ($4.7 million) in the movie Mozart from Space, which is expected to be released in 2022. IMAX (Shanghai) Culture and Technology Co., Ltd. has the right to receive a distribution of the income of the film in accordance with the agreement. IMAX (Shanghai) Culture and Technology Co., Ltd.'s commitment is limited to its RMB 30.0 million ($4.7 million) investment and has no further investment obligation if the actual movie production cost exceeds the original budget.

The investment meets the criteria for classification as a financial asset. The investment is measured at amortized cost and is recorded within Other Assets in the Condensed Consolidated Balance Sheets.

17. Non-Controlling Interests

(a)
IMAX China Non-Controlling Interest

The Company indirectly owns 71.41% of IMAX China, whose shares trade on the Hong Kong Stock Exchange (December 31, 2021 — 71.11%). IMAX China remains a consolidated subsidiary of the Company. As of March 31, 2022, the balance of the Company’s non-controlling interest in IMAX China is $74.1 million (December 31, 2021 — $73.5 million). For the three months ended March 31, 2022, the net income attributable to the non-controlling interest in IMAX China is $1.7 million (2021 — $4.3 million).

(b)
Other Non-Controlling Interest

The Company’s Original Film Fund was established in 2014 to co-finance a portfolio of 10 original large-format films. The initial investment in the Original Film Fund was committed by a third party in the amount of $25.0 million, with the possibility of contributing additional funds. The Company has contributed $9.0 million to the Original Film Fund since 2014 and has reached its maximum contribution. As of March 31, 2022, the Original Film Fund has invested $22.3 million toward the development of original films. The related production, financing and distribution agreement includes put and call rights relating to change of control of the rights, title and interest in the co-financed pictures.

(c)
Non-Controlling Interest in Temporary Equity

The following table summarizes the movement of the non-controlling interest in temporary equity related to the Original Film Fund for the three months ended March 31, 2022 and 2021:

	March 31,
(In thousands of U.S. Dollars)	2022	2021
Beginning balance	$758	$759
Net income (loss)	3	(9)
Ending balance	$761	$750

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Presented below is Management's Discussion and Analysis of Financial Condition and Results of Operations (or "MD&A") for IMAX Corporation and its consolidated subsidiaries (“IMAX” or the “Company”) for the three months ended March 31, 2022 and 2021. MD&A should be read in conjunction with Note 14, "Segment Reporting," in the accompanying Condensed Consolidated Financial Statements in Item 1.

As of March 31, 2022, the Company indirectly owns 71.41% of IMAX China Holding, Inc. (“IMAX China”), whose shares trade on the Hong Kong Stock Exchange. IMAX China is a consolidated subsidiary of the Company.

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

Certain statements included in this quarterly report may constitute "forward-looking statements" within the meaning of the United States Private Securities Litigation Reform Act of 1995 or "forward-looking information" within the meaning of Canadian securities laws. These forward-looking statements include, but are not limited to, references to business and technology strategies and measures to implement strategies, competitive strengths, goals, expansion and growth of business, operations and technology, future capital expenditures (including the amount and nature thereof), industry prospects and consumer behavior, plans and references to the future success of the Company and expectations regarding its future operating, financial and technological results. These forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform with the expectations and predictions of the Company is subject to a number of risks and uncertainties, including, but not limited to, risks related to the adverse impact of the COVID-19 pandemic; risks associated with investments and operations in foreign jurisdictions and any future international expansion, including those related to economic, political and regulatory policies of local governments and laws and policies of the United States and Canada, as well as geopolitical conflicts, such as the conflict between Russia and Ukraine; risks related to the Company’s growth and operations in China; the performance of IMAX DMR® films; the signing of theater system agreements; conditions, changes and developments in the commercial exhibition industry; risks related to currency fluctuations; the potential impact of increased competition in the markets within which the Company operates, including competitive actions by other companies; the failure to respond to change and advancements in digital technology; risks relating to consolidation among commercial exhibitors and studios; risks related to brand extensions and new business initiatives; conditions in the in-home and out-of-home entertainment industries; the opportunities (or lack thereof) that may be presented to and pursued by the Company; risks related to cyber-security and data privacy; risks related to the Company’s inability to protect its intellectual property; risks related to climate change; risks related to weather conditions and natural disasters that may disrupt or harm the Company’s business; risks related to the Company’s indebtedness and compliance with its debt agreements; general economic, market or business conditions; risks related to political, economic and social instability, including with respect to the Russia-Ukraine conflict; the failure to convert theater system backlog into revenue; changes in laws or regulations; any statements of belief and any statements of assumptions underlying any of the foregoing; other factors and risks outlined in the Company’s periodic filings with the United States Securities and Exchange Commission (the “SEC”) or in Canada, the System for Electronic Document Analysis and Retrieval (the “SEDAR”); and other factors, many of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this quarterly report are qualified by these cautionary statements, and actual results or anticipated developments by the Company may not be realized, and even if substantially realized, may not have the expected consequences to, or effects on, the Company. The forward-looking statements herein are made only as of the date hereof and the Company undertakes no obligation to update publicly or otherwise revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The Company makes available, free of charge, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments to such reports, as soon as reasonably practicable after such filings have been made with the SEC and Canadian securities regulators. Reports may be obtained free of charge through the SEC’s website at www.sec.gov or the SEDAR's website at www.sedar.com and through the Company’s website at www.imax.com or by calling the Company’s Investor Relations Department at 212-821-0100. No information included on the Company's website shall be deemed included or otherwise incorporated into this filing, except where expressly indicated.

IMAX®, IMAX® Dome, IMAX® 3D, IMAX® 3D Dome, Experience It In IMAX®, The IMAX Experience®, An IMAX Experience®, An IMAX 3D Experience®, IMAX DMR®, DMR®, IMAX EnhancedTM, IMAX nXos® and Films to the Fullest®, are trademarks and trade names of the Company or its subsidiaries that are registered or otherwise protected under laws of various jurisdictions.

The information posted on the Company’s corporate and Investor Relations websites may be deemed material to investors. Accordingly, investors, media and others interested in the Company should monitor the Company’s websites in addition to the Company’s press releases, SEC and SEDAR filings and public conference calls and webcasts.

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

As of March 31, 2022, there were 1,690 IMAX Theater Systems in 87 countries and territories, including 1,606 commercial multiplexes, 12 commercial destinations, and 72 institutional locations in the Company's global theater network. This compares to 1,652 IMAX Theater Systems in 84 countries and territories as of March 31, 2021, including 1,567 commercial multiplexes, 12 commercial destinations, and 73 institutional locations in the Company's global theater network. (See the table below under “IMAX Network and Backlog” for additional information on the composition of the IMAX network.)

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

As a result of the engineering and scientific achievements that are a hallmark of The IMAX Experience, the Company’s exhibitor customers typically charge a premium for IMAX films over films exhibited in their other auditoriums. The premium pricing, combined with the higher attendance levels associated with IMAX films, generates incremental box office for the Company’s exhibitor customers and for the movie studios releasing their films to the IMAX network. The incremental box office generated by IMAX films has helped establish IMAX as a key premium distribution and marketing platform for Hollywood blockbuster films and foreign local language movie studios.

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

In addition, the Company continues to evolve its platform to bring new, innovative events, and experiences to audiences worldwide. The Company has a connected IMAX theater footprint capable of delivering live, interactive content with low latency and superior sight and sound. As of March 31, 2022, 73 theaters in the IMAX network were configured to enable the streaming of live events with additional theaters expected to go-live throughout 2022.

In March 2022, in response to the ongoing conflict between Russia and Ukraine, the Company temporarily suspended its operations in Russia and Belarus. As of March 31, 2022, the current IMAX network includes 54 theaters in Russia, 9 theaters in Ukraine, and 1 theater in Belarus, and the Company's backlog includes 14 theaters in Russia, 1 theater in Ukraine, and 7 theaters in Belarus with a total value of $25.6 million. In the first quarter of 2022, the Company recorded provisions for potential credit losses against substantially all of its receivables in Russia due to uncertainties associated with the ongoing conflict. These receivables relate to existing sale agreements. The Company is not party to any joint revenue sharing arrangements in these countries. In addition, exhibitors in Russia, Ukraine, and Belarus were placed on nonaccrual status for maintenance revenue and finance income in the first quarter of 2022. The Company continues to monitor the evolving impacts of this conflict and its effects on the global economy and the Company. (See Note 4 of Notes to Condensed Consolidated Financial Statements and “Risk Factors - The Company conducts business internationally, which exposes it to uncertainties and risks that could negatively affect its operations, sales, and future growth prospects." in Part II, Item 1A in this report.)

IMPACT OF COVID-19 PANDEMIC

The impact of the COVID-19 pandemic is complex and continuously evolving, resulting in significant disruption to the Company’s business and the global economy. At various points during the pandemic, authorities around the world imposed measures intended to control the spread of COVID-19, including stay-at-home orders and restrictions on large public gatherings, which caused movie theaters in countries around the world to temporarily close, including the IMAX theaters in those countries. As a result of these theater closures, movie studios postponed the theatrical release of most films originally scheduled for release in 2020 and early 2021, including many of the films scheduled to be shown in IMAX theaters, while several other films were released directly or concurrently to streaming platforms. Beginning in the third quarter of 2020, stay-at-home orders and capacity restrictions were lifted in many key markets and movie theaters throughout the IMAX network gradually reopened. However, following the emergence of the Omicron variant and the rise of COVID-19 cases in China in the first quarter of 2022, the Chinese government reinstituted capacity restrictions and safety protocols on large public gatherings, leading to the temporary closure of theaters in several cities. As of April 26, 2022, approximately 65% of the theaters in Greater China were open at various capacities, up from 52% as of March 31, 2022.

For the three months ended March 31, 2022, gross box office ("GBO") generated by IMAX films totaled $173.2 million, surpassing the total for the same period in 2021 by $63.0 million (57%). Although GBO results during the first quarter of 2022 were somewhat impacted by the COVID-related theater closures in China, management remains encouraged by the overall positive trend in box office results and believes it indicates that moviegoers are returning to theaters, and in particular IMAX theaters, where and when theaters are open and they feel safe. Management is further encouraged by the return of the prevalence of exclusive theatrical windows and the strong pipeline of Hollywood movies scheduled to be released for theatrical exhibition throughout the remainder of 2022. However, the impact of the COVID-19 pandemic on the Company’s business and financial results will continue to depend on numerous evolving factors that cannot be accurately predicted and that will vary by jurisdiction and market, including the duration and scope of the pandemic, the emergence of new and the spread of existing variants of the virus, the progress made on administering vaccines and developing treatments and the effectiveness of such vaccines and treatments, the continuing impact of the pandemic on global economic conditions and ongoing government responses to the pandemic, which could lead to further theater closures, theater capacity restrictions and/or delays in the release of films.

(See “Risk Factors – The Company has experienced a significant decrease in its revenues, earnings and cash flows due to the COVID-19 pandemic and its business, financial condition and results of operations may continue to be significantly harmed in future reporting periods” in Part II, Item 1A in this report.)

SOURCES OF REVENUE

For the presentation of MD&A, the Company has organized its reportable segments into the following three categories: (i) IMAX Technology Network; (ii) IMAX Technology Sales and Maintenance; and (iii) Film Distribution and Post-Production. Within these three categories are the Company’s following reportable segments: (i) IMAX DMR; (ii) Joint Revenue Sharing Arrangements ("JRSA"); (iii) IMAX Systems; (iv) IMAX Maintenance; (v) Other Theater Business; (vi) Film Distribution; and (vii) Film Post-Production. The Company's activities that do not meet the criteria to be considered a reportable segment are disclosed within All Other.

IMAX Technology Network

The IMAX Technology Network category earns revenue based on contingent box office receipts. Included in the IMAX Technology Network category are the IMAX DMR segment and contingent rent from the JRSA segment, which are each described in more detail below.

IMAX DMR

IMAX DMR is a proprietary technology that digitally remasters films into IMAX formats. In a typical IMAX DMR film arrangement, the Company receives a percentage of the box office receipts from a movie studio in exchange for converting a commercial film into IMAX DMR format and distributing it through the IMAX network. The fee earned by the Company in a typical IMAX DMR arrangement averages approximately 12.5% of box office receipts (i.e., GBO less applicable sales taxes), except for within Greater China, where the Company receives a lower percentage of net box office receipts for certain Hollywood films.

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

The following table provides detailed information about the IMAX films that were newly released through the Company’s global theater network during the three months ended March 31, 2022 and 2021:

	For the Three Months Ended
	March 31,
	2022	2021
IMAX Hollywood film releases	6	6
IMAX local language film releases:
China	4	4
Japan	—	2
South Korea	1	—
France	1	—
India	1	—
Total IMAX local language film releases	7	6
Total IMAX film releases(1)	13	12

(1)
For the three months ended March 31, 2022, the IMAX films that were newly released through the Company’s global theater network include three with IMAX DNA (2021 — two).

The IMAX films distributed through the Company’s global theater network during the three months ended March 31, 2022 include The Batman, The Battle at Lake Changjin 2, Spider-Man: No Way Home, Jujutsu Kaisen 0, and Uncharted.

In addition to the 13 IMAX films newly released through the Company’s global theater network during the three months ended March 31, 2022, the Company has announced the following 15 additional titles scheduled to be released throughout the remainder of 2022:

Scheduled
Title	Studio	Release Date(1)	IMAX DNA
Morbius	Sony Pictures	April 2022	None
Ambulance	Universal Pictures	April 2022	None
Fantastic Beasts: The Secrets of Dumbledore	Warner Bros. Pictures	April 2022	None
Doctor Strange In The Multiverse of Madness	Walt Disney Studios	May 2022	Filmed in IMAX
Top Gun: Maverick	Paramount Pictures	May 2022	Filmed in IMAX
Jurassic World: Dominion	Universal Pictures	June 2022	None
Lightyear	Walt Disney Studios	June 2022	Expanded Aspect Ratio
Minions: The Rise Of Gru	Universal Pictures	July 2022	None
Thor: Love & Thunder	Walt Disney Studios	July 2022	Filmed in IMAX
Nope	Universal Pictures	July 2022	Filmed in IMAX
Bullet Train	Sony Pictures	July 2022	None
Black Adam	Warner Bros. Pictures	October 2022	None
Black Panther 2: Wakanda Forever	Walt Disney Studios	November 2022	TBD
Creed 3	MGM	November 2022	Filmed in IMAX
Avatar 2	Walt Disney Studios	December 2022	TBD

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

The Company remains in active negotiations with all major Hollywood studios for additional films to fill out its short- and long-term film slate for the IMAX network.

Joint Revenue Sharing Arrangements – Contingent Rent

The JRSA segment provides IMAX Theater Systems to exhibitors through joint revenue sharing arrangements. Under the traditional form of these arrangements, the Company provides the IMAX Theater System under a long-term lease in which the Company assumes the majority of the equipment and installation costs. In exchange for its upfront investment, the Company earns rent based on a percentage of contingent box office receipts and, in some cases, concession revenues, rather than requiring the customer to pay a fixed upfront fee or annual minimum payments. Rental payments from the customer are required throughout the term of the arrangement and are due either monthly or quarterly. The Company retains title to the IMAX Theater System equipment components throughout the lease term, and the equipment is returned to the Company at the conclusion of the arrangement.

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

Joint revenue sharing arrangements have been an important factor in the expansion of the Company’s commercial theater network. Joint revenue sharing arrangements allow commercial theater exhibitors to install IMAX Theater Systems without the significant initial capital investment required in a sale or sales-type lease arrangement. Joint revenue sharing arrangements drive recurring cash flows and earnings for the Company as customers under these arrangements pay the Company a portion of their ongoing box office receipts. The Company funds its investment in equipment for joint revenue sharing arrangements through cash flows from operations. As of March 31, 2022, the Company had 915 theaters under joint revenue sharing arrangements in its global commercial multiplex theater network, a 2% increase as compared to the 896 theaters as of March 31, 2021. The Company also had contracts in backlog for 316 theaters under joint revenue sharing arrangements as of March 31, 2022, including 92 upgrades to existing theater locations and 224 new theater locations.

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

The revenue earned from customers under the Company’s theater system sale or lease agreements varies from quarter-to-quarter and year-to-year based on a number of factors, including the number and mix of theater system configurations sold or leased, the timing of installation of the IMAX Theater Systems, the nature of the arrangement and other factors specific to individual contracts.

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

IMAX Maintenance

IMAX Theater System arrangements also include a requirement for the Company to provide maintenance services over the life of the arrangement in exchange for an extended warranty and annual maintenance fee paid by the exhibitor. Under these arrangements, the Company provides preventative and emergency maintenance services to ensure that each presentation is up to the highest IMAX quality standard. Annual maintenance fees are paid throughout the duration of the term of the theater agreements.

Other Theater Business

The Other Theater Business segment principally includes after-market sales of IMAX Theater System parts and 3D glasses.

Film Distribution and Post-Production

Through its Film Distribution segment, the Company distributes large-format documentary films, primarily to institutional theaters. The Company receives as its distribution fee either a fixed amount or a fixed percentage of the theater box office receipts and following the recoupment of its costs, is typically entitled to receive an additional percentage of gross revenues as participation revenues. In the first quarter of 2022, the Company released an IMAX documentary film entitled IMAX presents The Last Glaciers.

In addition, the Company continues to evolve its platform to bring new, innovative events and experiences to audiences worldwide. The Company has a connected IMAX theater footprint capable of delivering live, interactive content with low latency and superior sight and sound. As of March 31, 2022, 73 theaters in the IMAX network were configured to enable the streaming of live events with additional theaters expected to go-live throughout 2022.

In the first quarter of 2022, the Company distributed IMAX Presents Kanye West: Donda Experience Performance 2 22 22, a one-night-only live concert performing his Grammy-nominated album Donda, along with a listening party of his highly anticipated new album Donda 2, to 60 IMAX theaters across the United States and Canada. Also, in the first quarter of 2022, the Company partnered with Disney for a live Q&A with director and producer Peter Jackson, streaming to 68 IMAX theaters in North America, followed by a special screening of The Beatles: Get Back – The Rooftop Concert, which was later released across the IMAX global network.

The Company continues to believe that the IMAX network serves as a valuable platform to launch and distribute original content.

Through its Film Post-Production segment, the Company provides film post-production and quality control services for large-format films, whether produced by IMAX or third parties, and digital post-production services.

All Other

In September 2018, the Company launched IMAX EnhancedTM, an initiative to bring The IMAX Experience into the home, in partnership with audio leader DTS (an Xperi subsidiary). IMAX Enhanced provides end-to-end premium technology across streaming content and best-in-class entertainment devices, offering consumers high-fidelity playback of image and sound in the home and beyond, including the following features:

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

At present, certified global device partners include Sony Electronics, Hisense, TCL, LG, Phillips, Xiaomi, Sound United and Honor, among others. As of March 31, 2022, more than 200 IMAX Enhanced titles have been released across five of the biggest streaming platforms worldwide, including Disney+, Sony Bravia CORE, Tencent Video, iQiyi and Rakuten TV. Over 10 million IMAX Enhanced certified devices are estimated to be in the market today.

The Company’s collaboration with Disney, which was announced in November 2021, allows fans to stream 14 Marvel titles in IMAX’s Expanded Aspect Ratio at home on Disney+. The 14 titles available on Disney+ include Shang-Chi and The Legend of The Ten Rings and Eternals, as well as Iron Man, Guardians of the Galaxy, Guardians of the Galaxy Vol. 2, Captain America: Civil War, Doctor Strange, Thor: Ragnarok, Black Panther, Avengers: Infinity War, Ant-Man and The Wasp, Captain Marvel, Avengers: Endgame, and Black Widow (content availability varies by region). The launch of IMAX Enhanced on Disney+ provides strong brand exposure for IMAX by expanding the Company’s in-home entertainment footprint to more than 80 million subscribers.

IMAX Enhanced and the collaboration with Disney is part of the Company’s next evolutionary step to grow beyond Hollywood blockbusters and extend the IMAX brand and technology further into the streaming environment.

In the first quarter of 2022, the Company's internal reporting was updated to reclassify the results of IMAX Enhanced out of the New Business Initiatives segment and into All Other for segment reporting purposes. IMAX Enhanced was the only component of the New Business Initiatives segment.

All Other also includes revenues from the one owned and operated IMAX theater in Sacramento, California; a commercial arrangement with one theater resulting in the sharing of profits and losses; the provision of management services to three other theaters; renting the Company's proprietary 2D and 3D large-format film and digital cameras to third-party production companies; and also offering production advice and technical assistance to both documentary and Hollywood filmmakers.

IMAX NETWORK AND BACKLOG

IMAX Network

The following table provides detailed information about the IMAX network by type and geographic location as of March 31, 2022 and 2021:

	March 31, 2022				March 31, 2021
	Commercial Multiplex	Commercial Destination	Institutional	Total	Commercial Multiplex	Commercial Destination	Institutional	Total
United States	362	4	27	393	365	4	27	396
Canada	40	1	7	48	39	1	7	47
Greater China(1)	776	—	15	791	734	—	16	750
Western Europe	115	4	8	127	116	4	8	128
Asia (excluding Greater China)	122	2	2	126	123	2	2	127
Russia/the CIS & Ukraine(2)	70	—	—	70	68	—	—	68
Latin America(3)	53	1	11	65	51	1	11	63
Rest of the World	68	—	2	70	71	—	2	73
Total(4)	1,606	12	72	1,690	1,567	12	73	1,652

(1)
Greater China includes China, Hong Kong, Taiwan, and Macau.
(2)
In addition to Russia, the CIS includes Azerbaijan, Belarus, Kazakhstan, and Kyrgyzstan. As of March 31, 2022, the IMAX network includes 54 theaters in Russia, 9 theaters in Ukraine, and 1 theater in Belarus.
(3)
Latin America includes South America, Central America and Mexico.
(4)
Period-to-period changes in the table above are reported net of the effect of permanently closed theaters.

The Company currently believes that over time its commercial multiplex network could grow to approximately 3,318 IMAX theaters worldwide from the 1,606 theaters in the network as of March 31, 2022. The Company believes that the majority of its future growth will come from international markets. As of March 31, 2022, 74% of IMAX Theater Systems in the global commercial multiplex network were located within international markets (defined as all countries other than the United States and Canada), compared to 73% as of March 31, 2021. Revenues and GBO derived from international markets continue to exceed revenues and GBO from the United States and Canada. Risks associated with the Company’s international business, including Russia, are outlined in “Risk Factors – The Company conducts business internationally, which exposes it to uncertainties and risks that could negatively affect its operations, sales and future growth prospects” in Part II, Item 1A in this report.

Greater China is the Company’s largest market, measured by revenues, with approximately 44% of consolidated revenue generated from its Greater China operations in the year ended December 31, 2021. As of March 31, 2022, the Company had 791 theaters operating in Greater China with an additional 208 theaters in backlog. The Company’s backlog in Greater China represents 43% of its total current backlog, including upgrades in system type. The Company’s largest single international partnership is in China with Wanda Film (“Wanda”). As of March 31, 2022, through the Company’s partnership with Wanda, there are 372 IMAX Theater Systems operational in Greater China of which 358 are under the parties’ joint revenue sharing arrangements.

(See “Risk Factors – The Company faces risks in connection with its significant presence in China and the continued expansion of its business there,” “Risk Factors – General political, social and economic conditions can affect the Company’s business by reducing both revenues generated from existing IMAX Theater Systems and the demand for new IMAX Theater Systems,” and “Risk Factors – The Company may not convert all of its backlog into revenue and cash flows” in Part I, Item 1A of the Company’s 2021 Form 10-K.)

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

The following tables provide detailed information about the Company's global commercial multiplex theater network by arrangement type and geographic location as of March 31, 2022 and 2021:

	March 31, 2022
	Commercial Multiplex Theaters in IMAX Network
	Traditional JRSA	Hybrid JRSA	Sale / Sales- type Lease	Total
Domestic Total (United States & Canada)	273	6	123	402
International:
Greater China	397	112	267	776
Asia (excluding Greater China)	33	2	87	122
Western Europe	46	28	41	115
Russia/the CIS & Ukraine(1)	—	—	70	70
Latin America	2	—	51	53
Rest of the World	16	—	52	68
International Total	494	142	568	1,204
Worldwide Total(2)	767	148	691	1,606

	March 31, 2021
	Commercial Multiplex Theaters in IMAX Network
	Traditional JRSA	Hybrid JRSA	Sale / Sales- type Lease	Total
Domestic Total (United States & Canada)	275	5	124	404
International:
Greater China	380	108	246	734
Asia (excluding Greater China)	33	2	88	123
Western Europe	48	28	40	116
Russia/the CIS & Ukraine(1)	—	—	68	68
Latin America	1	—	50	51
Rest of the World	16	—	55	71
International Total	478	138	547	1,163
Worldwide Total(2)	753	143	671	1,567

(1)
In addition to Russia, the CIS includes Azerbaijan, Belarus, Kazakhstan, and Kyrgyzstan. As of March 31, 2022, the IMAX network includes 54 theaters in Russia, 9 theaters in Ukraine, and 1 theater in Belarus.
(2)
Period-to-period changes in the tables above are reported net of the effect of permanently closed theaters.

Backlog

The following table provides detailed information about the Company’s backlog as of March 31, 2022 and 2021:

	March 31, 2022								March 31, 2021
	Number of				Dollar Value				Number of				Dollar Value
	Systems				(in thousands)				Systems				(in thousands)
	New		Upgrade		New		Upgrade		New		Upgrade		New		Upgrade
Sale and sales-type lease arrangements	159		12		$182,246		$11,252		179		10		$206,238		$13,135
Hybrid JRSA	125		6		91,001		4,785		138		6		98,423		4,785
Traditional JRSA	99	(1)	86	(1)	200	(2)	4,500	(2)	110	(1)	78	(1)	200	(2)	5,500	(2)
	383	(3)	104	(3)	$273,447	(3)	$20,537	(3)	427		94		$304,861		$23,420

(1)
Includes 43 IMAX Theater Systems (2021 — 44) where the customer has the option to convert from a joint revenue sharing arrangement to a sale arrangement.
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
(3)
As of March 31, 2022, the Company's backlog includes 14 theaters in Russia, 1 theater in Ukraine, and 7 theaters in Belarus with a total value of $25.6 million.

The number of IMAX Theater Systems in backlog reflects the minimum number of commitments under signed contracts. The dollar value fluctuates depending on the number of new arrangements signed from year-to-year, which adds to backlog and the installation and acceptance of IMAX Theater Systems and the settlement of contracts, both of which reduce backlog. The dollar value of backlog typically represents the fixed contracted revenue under signed IMAX Theater System sale and lease agreements that the Company expects to recognize as revenue upon installation and acceptance of the associated system, as well as an estimate of variable consideration in sale arrangements. The value of backlog does not include amounts allocated to maintenance and extended warranty revenues or revenue from theaters in which the Company has an equity interest, operating leases, and long-term conditional theater commitments. The Company believes that the contractual obligations for IMAX Theater System installations that are listed in backlog are valid and binding commitments.

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

The following tables provide detailed information about the Company’s backlog by arrangement type and geographic location as of March 31, 2022 and 2021:

	March 31, 2022
	IMAX Theater System Backlog
	Traditional JRSA	Hybrid JRSA	Sale / Sales- type Lease	Total
Domestic Total (United States & Canada)	124	2	8	134
International:
Greater China	41	99	68	208
Asia (excluding Greater China)	3	16	35	54
Western Europe	11	12	5	28
Russia/the CIS & Ukraine(1)	—	—	23	23
Latin America	3	—	6	9
Rest of the World	3	2	26	31
International Total	61	129	163	353
Worldwide Total	185	131	171	487	(2)

	March 31, 2021
	IMAX Theater System Backlog
	Traditional JRSA	Hybrid JRSA	Sale / Sales- type Lease	Total
Domestic Total (United States & Canada)	120	3	8	131
International:
Greater China	46	112	90	248
Asia (excluding Greater China)	5	15	30	50
Western Europe	11	12	5	28
Russia/the CIS & Ukraine	—	1	22	23
Latin America	3	—	8	11
Rest of the World	3	1	26	30
International Total	68	141	181	390
Worldwide Total	188	144	189	521	(3)

(1)
In addition to Russia, the CIS includes Azerbaijan, Belarus, Kazakhstan, and Kyrgyzstan. As of March 31, 2022, the Company's backlog includes 14 theaters in Russia, 1 theater in Ukraine, and 7 theaters in Belarus with a total value of $25.6 million.
(2)
Includes 180 new IMAX Laser Theater Systems and 104 upgrades of existing locations to IMAX Laser Theater Systems.
(3)
Includes 158 new IMAX Laser Theater Systems and 94 upgrades of existing locations to IMAX Laser Theater Systems.

Approximately 72% of IMAX Theater System arrangements in backlog as of March 31, 2022 are scheduled to be installed in international markets (2021 — 75%).

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

Signings and Installations

The following tables provide detailed information about IMAX Theater System signings and installations for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended
	March 31,
	2022	2021
Theater System Signings:
New IMAX Theater Systems
Sale and sales-type lease arrangements	4	6
Hybrid JRSA	1	—
Traditional JRSA	2	—
Total new IMAX Theater Systems	7	6
Upgrades of IMAX Theater Systems	—	—
Total IMAX Theater System signings	7	6

	For the Three Months Ended
	March 31,
	2022	2021
Theater System Installations:
New IMAX Theater Systems(1)
Sale and sales-type lease arrangements	4	2
Hybrid JRSA	2	2
Traditional JRSA	6	5
Total new IMAX Theater Systems	12	9
Upgrades of IMAX Theater Systems	2	3
Total IMAX Theater System installations	14	12

(1)
Includes two IMAX Xenon Theater Systems under traditional joint revenue sharing arrangements that were relocated from their original locations (2021 ― nil). When a theater system under a sale or sales-type lease arrangement is relocated, the amount of revenue earned by the Company may vary from transaction-to-transaction and is usually less than the amount earned for a new sale. In certain situations when a theater system is relocated, the original location is upgraded to an IMAX Laser Theater System.

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

The Company’s reportable segments are organized into the following three categories: (i) IMAX Technology Network; (ii) IMAX Technology Sales and Maintenance; and (iii) Film Distribution and Post-Production. Within these categories are the Company’s following reportable segments: (i) IMAX DMR; (ii) JRSA; (iii) IMAX Systems, (iv) IMAX Maintenance; (v) Other Theater Business; (vi) Film Distribution; and (vii) Film Post-Production, each of which are described above under “Sources of Revenue.” The Company's activities that do not meet the criteria to be considered a reportable segment are disclosed within All Other. This categorization is consistent with how the CODM reviews the financial performance of the Company and makes strategic decisions regarding resource allocation and investments to meet long-term business goals. Management believes that a discussion and analysis based on the three categories listed above is significantly more relevant and useful to readers, as the Company’s Condensed Consolidated Statements of Operations captions combine results from several segments.

In the first quarter of 2022, the Company’s internal reporting was updated to reclassify the results of IMAX Enhanced out of the New Business Initiatives segment and into All Other for segment reporting purposes. IMAX Enhanced was the only component of the New Business Initiatives segment. Prior period comparatives have been reclassified to conform with the current period presentation.

Results of Operations for the Three Months Ended March 31, 2022 and 2021

Net Loss Attributable to Common Shareholders

In the first quarter of 2022, the Company recorded a net non-cash provision of $6.9 million, or $0.12 per share, due to an increase in reserves given the uncertainty of collecting receivables in Russia. This provision was taken in an exercise of caution due to the ongoing conflict in Ukraine and covers substantially all of the Company's net receivable exposure in the Russian market. Including this provision, net loss attributable to common shareholders and adjusted net loss attributable to common shareholders* was ($13.6) million, or ($0.23) per share, and ($8.2) million, or ($0.14) per share, respectively. Excluding the impact of this provision, net loss attributable to common shareholders* was ($6.7) million, or ($0.11) per share, compared to ($14.8) million, or ($0.25) per share, in the prior year and adjusted net loss attributable to common shareholders* was ($1.3) million, or ($0.02) per share, compared to ($14.8) million, or ($0.25) per share, in the prior year. Over the past five years, Russia has represented on average approximately 3% of the GBO generated by IMAX films.

* See "Non-GAAP Financial Measures" below for a description of this non-GAAP financial measure and a reconciliation to the most comparable GAAP amount.

Revenues and Gross Margin (Margin Loss)

During the three months ended March 31, 2022, the Company's revenues and gross margin increased by $21.3 million (55%) and $14.5 million (84%), respectively, principally due to the strength of the GBO performance of the IMAX Technology Network through the distribution of films such as The Batman, The Battle at Lake Changjin 2, Spider-Man: No Way Home, Jujutsu Kaisen 0, and Uncharted. Also contributing to the improvement versus the prior year is a $4.0 million (106%) improvement in IMAX Maintenance gross margin, due to the global reopening of the IMAX theater network as the theatrical exhibition industry continues to recover from the COVID-19 pandemic, as well as a higher level of IMAX Theater System installations.

The following table presents the Company’s revenue and gross margin (margin loss) by category and reportable segment for the three months ended March 31, 2022 and 2021:

	Revenue		Gross Margin (Margin Loss)
(In thousands of U.S. Dollars)	2022	2021	2022	2021
IMAX Technology Network
IMAX DMR	$19,564	$11,944	$13,557	$8,251
JRSA, contingent rent	12,643	8,359	6,198	1,883
	32,207	20,303	19,755	10,134
IMAX Technology Sales and Maintenance
IMAX Systems(1)	8,618	5,899	3,976	3,012
JRSA, fixed fees	990	1,738	252	156
IMAX Maintenance	14,942	8,906	7,870	3,823
Other Theater Business(2)	670	437	100	63
	25,220	16,980	12,198	7,054
Film Distribution and Post-Production	1,406	813	(861)	(25)
Sub-total for reportable segments	58,833	38,096	31,092	17,163
All Other(3)	1,203	658	679	118
Total	$60,036	$38,754	$31,771	$17,281

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
(2)
The revenue from this segment principally includes after-market sales of IMAX Theater System parts and 3D glasses.
(3)
All Other includes the results from IMAX Enhanced and other ancillary activities. In the first quarter of 2022, the Company's internal reporting was updated to reclassify the results of IMAX Enhanced out of the New Business Initiatives segment into All Other for segment reporting purposes. Prior period comparatives have been revised to conform with the current period presentation.

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

For the three months ended March 31, 2022, IMAX Technology Network revenues and gross margin increased by $11.9 million (59%) and $9.6 million (95%), respectively, when compared to the same period in 2021 principally due to the strength of the GBO performance of the IMAX Technology Network. Although overall IMAX Technology Network revenues and gross margin for the current period were significantly better than the prior year, the results were somewhat impacted by the temporary closure of theaters in several cities in China in March 2022 following the emergence of the Omicron variant and the resulting rise in COVID-19 cases. See below for separate discussions of IMAX DMR and JRSA contingent rent segment results for the period.

IMAX DMR

For the three months ended March 31, 2022, IMAX DMR revenues and gross margin increased by $7.6 million (64%) and $5.3 million (64%), respectively, when compared to the same period in 2021. These increases are primarily due to a $63.0 million (57%) increase in GBO generated by IMAX films in the first quarter of 2022, from $110.2 million to $173.2 million. In the first quarter of 2022, GBO was generated by the exhibition of 23 films (13 new films and 10 carryovers). In the first quarter of 2021, GBO was generated by the exhibition of 18 films (12 new films and 6 carryovers) and the re-release of classic titles.

In addition to the level of revenues, IMAX DMR gross margin is also influenced by the costs associated with the films exhibited in the period, and can vary from period-to-period, particularly with respect to marketing expenses. For the three months ended March 31, 2022, marketing expenses were $2.3 million, as compared to $1.1 million during the same period in 2021.

Joint Revenue Sharing Arrangements – Contingent Rent

For the three months ended March 31, 2022, JRSA contingent rent revenue and gross margin increased by $4.3 million (51%) and $4.3 million (229%), respectively, when compared to the same period in 2021. These increases are largely due to a $27.0 million (41%) increase in GBO generated by theaters under joint revenue sharing arrangements in the first quarter of 2022 when compared to the same period in the prior year, from $65.8 million to $92.8 million.

In addition to the level of revenues, JRSA contingent rent margin is also influenced by the level of costs associated with such arrangements, such as depreciation expense related to the underlying theater systems and costs incurred to upgrade theater systems from IMAX Xenon Theater Systems to IMAX Laser Theater Systems, as well as advertising, marketing, and commission costs primarily for the launch of new theaters. The level of depreciation expense in a period relative to the prior year is generally a function of the growth of the theater network and the mix of theater system configurations in the network. For the three months ended March 31, 2022, JRSA gross margin included depreciation expense of $5.5 million, which represents a $0.2 million decrease as compared to $5.7 million recorded in the same period of the prior year. The lower level of depreciation expense in the current period is due, in part, to the effect of lease term extensions entered into with exhibitor customers as a result of the COVID-19 pandemic, partially offset by incremental depreciation expense associated with a 2% increase in the number of theaters operating under joint revenue sharing arrangements. For the three months ended March 31, 2022, JRSA gross margin includes advertising, marketing, and commission costs of $0.5 million, as compared to $0.7 million in the same period of the prior year.

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

For the three months March 31, 2022, IMAX Technology Sales and Maintenance revenue and gross margin increased by $8.2 million (49%) and $5.1 million (73%), respectively, when compared to the same period in the prior year. See below for separate discussions of IMAX Systems and IMAX Maintenance segment results for the period.

The following table provides detailed information about the mix of IMAX Theater Systems installed and recognized during the three months ended March 31, 2022 and 2021:

	For the Three Months Ended March 31,
	2022		2021
(In thousands of U.S. Dollars, except number of systems)	Number of Systems	Revenue	Number of Systems	Revenue
New IMAX Theater Systems:
Sale and sales-type lease arrangements(1)	4	$4,747	2	$2,979
JRSA — hybrid	2	1,014	2	1,504
Total new IMAX Theater Systems	6	5,761	4	4,483

IMAX Theater System upgrades:
Sale and sales-type lease arrangements	1	1,673	—	—
JRSA — hybrid	—	—	1	775
Total upgraded IMAX Theater Systems	1	1,673	1	775
Total	7	$7,434	5	$5,258

(1)
The arrangement for the sale of an IMAX Theater System includes fixed upfront and ongoing consideration, including indexed annual minimum payment increases over the term of the arrangement, as well as an estimate of the contingent fees that may become due if certain annual minimum box office receipt thresholds are exceeded.

The average revenue per IMAX Theater System under sale and sales-type lease arrangements varies depending upon the number of IMAX Theater System commitments with a single respective exhibitor, an exhibitor’s location and various other factors. The average revenue per full (i.e., excluding JRSA hybrid arrangements and relocations), new IMAX Theater System under sale and sales-type lease arrangements was $1.2 million for the three months ended March 31, 2022, as compared to $1.5 million during the same period of the prior year.

IMAX Systems

For the three months ended March 31, 2022, IMAX Systems revenue and gross margin increased by $2.7 million (46%) and $1.0 million (32%), respectively, when compared to the same period in the prior year. The higher level of revenue and gross margin is the result of three additional IMAX Theater System installations, including upgrades, in the current period under sale and sales-type lease arrangements. The overall increase in IMAX Systems revenues and gross margin is partially offset by the loss of $0.2 million in Finance Income associated with theaters in Russia, Ukraine, and Belarus, which were placed on nonaccrual status due to the ongoing Russia-Ukraine conflict.

IMAX Maintenance

For the three months ended March 31, 2022, IMAX Maintenance segment revenues and gross margin increased by $6.0 million (68%) and $4.0 million (106%), respectively, when compared to the same period in the prior year, due to the global reopening of the IMAX theater network and the substantial resumption of normal operations throughout the theatrical exhibition industry as the theatrical exhibition industry continues to recover from the COVID-19 pandemic. The overall increase in IMAX Maintenance segment revenues and gross margin is partially offset by the loss of $0.3 million in revenue associated with theaters in Russia, Ukraine, and Belarus, which were placed on nonaccrual status due to the ongoing Russia-Ukraine conflict.

Maintenance margins vary depending on the mix of theater system configurations in the theater network, volume-pricing related to larger relationships and the timing and the date(s) of installation and/or service.

Film Distribution and Post-Production

For the three months ended March 31, 2022, Film Distribution and Post-Production revenues increased by $0.6 million (73%) while margin loss increased by $0.8 million, when compared to the same period in the prior year. The margin loss in the first quarter of 2022 is primarily the result of costs incurred to market and distribute live events and documentary content during the period.

Selling, General and Administrative Expenses

For the three months ended March 31, 2022, total Selling, General and Administrative Expenses increased by $5.0 million when compared to the same period in 2021. For the three months ended March 31, 2022, Selling, General and Administrative Expenses, excluding the impact of share-based compensation of $5.7 million, were $24.5 million as compared to $20.3 million in the same period in the prior year, excluding share-based compensation expense of $4.9 million, representing an increase of $4.2 million. A portion of share-based compensation expense is recognized within Costs and Expenses Applicable to Revenues and Research and Development. (See Note 12 of Notes to Condensed Consolidated Financial Statements.)

The increase in Selling, General and Administrative Expenses is due to a higher level of business activity in the current period as the effects of the COVID-19 pandemic continue to subside, resulting in higher staff costs, marketing expenses, and facilities related expenses. Also influencing the comparison to the prior period are benefits from the Canada Emergency Wage Subsidy (“CEWS”) program that were recognized in the first quarter of 2021 and reduced Selling, General and Administrative Expenses by $1.2 million.

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

For the three months ended March 31, 2022, Research and Development expenses decreased by $0.3 million (19%), when compared to the same period in the prior year.

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

Credit Loss Expense, Net

For the three months ended March 31, 2022, the Company recorded current expected credit losses of $7.2 million, principally due to reserves established against substantially all of its receivables in Russia due to uncertainties associated with the ongoing Russia-Ukraine conflict, partially offset by the reversal of provisions associated with the COVID-19 pandemic as the outlook for the theatrical exhibition industry in Domestic and Rest of World markets continues to improve. For the three months ended March 31, 2021, the Company recorded a provision for current expected credit losses of $0.3 million.

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

(See Notes 1 and 4 of Notes to Condensed Consolidated Financial Statements.)

Realized and Unrealized Investment Gains

In the first quarter of 2019, IMAX China (Hong Kong), Limited, a wholly-owned subsidiary of IMAX China, entered into a cornerstone investment agreement with Maoyan Entertainment (“Maoyan”) and purchased equity securities for $15.2 million. In February 2021, IMAX China (Hong Kong), Limited sold all of its shares of Maoyan and recognized a gain of $5.2 million.

Interest Expense

For the three months ended March 31, 2022, interest expense was $1.7 million, representing a decrease of $0.6 million (26%) when compared to interest expense of $2.3 million during the same period of the prior year. This decrease is principally due to a lower level of indebtedness, partially offset by the expensing of $0.4 million in unamortized deferred financing costs associated with lenders that are no longer parties to the Credit Agreement. (See Note 7 of Notes to Condensed Consolidated Financial Statements.)

Income Taxes

For the three months ended March 31, 2022, the Company recorded income tax expense of $2.6 million (2021 — $3.1 million). The Company’s effective tax rate for the three months ended March 31, 2022 of (27.9)% differs from the Canadian statutory tax rate of 26.5% primarily due to the fact that the company recorded an additional $5.0 million valuation allowance against deferred tax assets in jurisdictions where management cannot reliably forecast that sufficient future tax liabilities will arise in specific jurisdictions, which includes the impact of the COVID-19 pandemic. Accordingly, the tax benefit associated with the current period losses in these jurisdictions is not ultimately reflected in the Company’s Condensed Consolidated Statements of Operations.

(See Note 11 of Notes to Condensed Consolidated Financial Statements.)

Non-Controlling Interests

The Company’s Condensed Consolidated Financial Statements primarily include the non-controlling interest in the net income of IMAX China, as well as the impact of non-controlling interests in the activity of its Original Film Fund subsidiary. For the three months ended March 31, 2022, the net income attributable to non-controlling interests of the Company’s subsidiaries was $1.7 million (2021 — $4.3 million).

CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

Operating Activities

The net cash used in or provided by the Company’s operating activities is affected by a number of factors, including: (i) the level of cash collections from customers in respect of existing IMAX Theater System sale and lease agreements, (ii) the amount of upfront payments collected in respect of IMAX Theater System sale and lease agreements in backlog, (iii) the box-office performance of films distributed by the Company and/or released to IMAX theaters, (iv) the level of inventory purchases, and (v) the level of the Company’s operating expenses, including expenses for research and development and new business initiatives.

For the three months ended March 31, 2022, net cash used in the Company’s operating activities totaled $3.8 million, as compared to net cash used in operating activities of $11.0 million in the same period of the prior year. For the three months ended March 31, 2022, the net cash used in the Company’s operating activities is principally due to the settlement of Accrued and Other Liabilities and $5.1 million spent in connection with the development of Film Assets, partially offset by the Company’s cash earnings in the period.

For the three months ended March 31, 2021, the net cash outflow from operating activities was principally due to a significant increase in Accounts Receivable of $13.7 million as a result of theaters reopening amidst the early stages of recovery from the COVID-19 pandemic, partially offset by cash collected in respect of IMAX Theater System sale and lease agreements in backlog and cash collected in advance of providing maintenance services.

Investing Activities

For the three months ended March 31, 2022, net cash used in investing activities totaled $10.6 million, as compared to net cash provided by investing activities of $14.3 million in the same period of the prior year. For the three months ended March 31, 2022, the net cash used in investing activities is primarily driven by $4.6 million invested in equipment to be used in the Company’s joint revenue sharing arrangements with exhibitors (2021 — $1.5 million) and $4.7 million invested by IMAX (Shanghai) Culture and Technology Co., Ltd, a wholly-owned subsidiary of IMAX China, in the movie Mozart from Space. IMAX (Shanghai) Culture and Technology Co., Ltd. has the right to receive a distribution of the income of the film in accordance with the agreement. IMAX (Shanghai) Culture and Technology Co., Ltd.'s commitment is limited to its RMB 30.0 million ($4.7 million) investment and has no further investment obligation if the actual movie production cost exceeds the original budget. (See Note 16 of Notes to Condensed Consolidated Financial Statements.)

For the three months ended March 31, 2021, the net cash provided by investing activities was primarily driven by $17.8 million in cash proceeds received from the sale of the Company’s investment in Maoyan (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Realized and Unrealized Investment Gains”).

Based on management’s current operating plan for 2022, the Company expects to continue to use cash to deploy additional IMAX Theater Systems under joint revenue sharing arrangements.

Capital expenditures, including the Company’s investment in joint revenue sharing arrangements, the purchase of property, plant and equipment, the acquisition of other intangible assets, investments in film assets, and the investment in Mozart from Space, were $15.7 million for the three months ended March 31, 2022, as compared to $5.7 million for the three months ended March 31, 2021.

Financing Activities

For the three months ended March 31, 2022, net cash used in financing activities totaled $13.0 million, as compared to $52.6 million used in financing activities in the same period of the prior year. For the three months ended March 31, 2022, the net cash used in financing activities is principally due to $8.1 million used to repurchase common shares of the Company ($6.3 million) and IMAX China ($1.8 million), $3.1 million paid to purchase treasury stock for the settlement of restricted share units and related taxes, and $1.8 million in fees paid in relation to the Sixth Amended and Restated Credit Agreement entered into by the Company during the first quarter of 2022. (See Note 7 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 for additional information on the Sixth Amended and Restated Credit Agreement.)

For the three months ended March 31, 2021, net cash used in financing activities totaled $52.6 million and was principally due to the $255.0 million in repayments of revolving credit facility borrowings, which were funded in part with a portion of the $223.7 million in net proceeds received from the issuance of the Convertible Notes, and the $19.1 million purchase of capped calls related to the Convertible Notes. (See Note 7 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 for additional information on the issuance of the Convertible Notes and the related capped call transactions.)

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2022, the Company’s principal sources of liquidity included: (i) its balances of cash and cash equivalents ($162.3 million); (ii) the anticipated collection of trade accounts receivable, which includes amounts owed under joint revenue sharing arrangements and DMR agreements with movie studios; (iii) the anticipated collection of financing receivables due in the next 12 months under sale and sales-type lease arrangements for theaters currently in operation; and (iv) installment payments expected in the next 12 months under sale and sales-type lease arrangements in backlog. Under the terms of the Company’s typical sale and sales-type lease agreements, the Company receives substantial cash payments before it completes the performance of its contractual obligations.

In addition, as of March 31, 2022, the Company had $300.0 million in available borrowing capacity under its Sixth Amended and Restated Credit Agreement with Wells Fargo Bank, National Association (the “Credit Agreement”) and $26.3 million in available borrowing capacity under IMAX (Shanghai) Multimedia Technology Co., Ltd.’s revolving facility (the “Working Capital Facility”). (See Note 7 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 for a description of the material terms of the Credit Agreement and the Working Capital Facility.)

The Company’s $162.3 million balance of cash and cash equivalents as of March 31, 2022 (December 31, 2021 — $189.7 million) includes $96.8 million in cash held outside of Canada (December 31, 2021 — $102.1 million), of which $73.4 million was held in the People’s Republic of China (the “PRC”) (December 31, 2021 — $76.3 million). Based on the results of this reassessment, management concluded that the historical earnings of certain foreign subsidiaries in excess of amounts required to sustain business operations would no longer be indefinitely reinvested. In 2021, $20.4 million of historical earnings from a subsidiary in China were distributed and, as a result, $2.0 million of foreign withholding taxes were paid to the relevant tax authorities. As of March 31, 2022, the Company’s Condensed Consolidated Balance Sheets include a deferred tax liability of $17.6 million for the applicable foreign withholding taxes associated with the remaining balance of unrepatriated historical earnings that will not be indefinitely reinvested outside of Canada. These taxes will become payable upon the repatriation of any such earnings.

The Company forecasts its future cash flow and short-term liquidity requirements on an ongoing basis. These forecasts are based on estimates and may be materially impacted by factors that are outside of the Company’s control (including the factors described in “Risk Factors” in Item 1A of the Company’s 2021 Form 10-K as supplemented by the risk factors in Part II, Item 1A of this report). As a result, there is no guarantee that these forecasts will come to fruition and that the Company will be able to fund its operations through cash flows from operations. In particular, the Company’s operating cash flows and cash balances will be adversely impacted if management’s projections of future signings and installations of IMAX Theater Systems and box office performance of IMAX DMR content are not realized.

For the three months ended March 31, 2022, GBO generated by IMAX films totaled $173.2 million, surpassing the total for the same period in 2021 by $63.0 million (57%). Although GBO results during the first quarter of 2022 were somewhat impacted by the COVID-related theater closures in China, management remains encouraged by the overall positive trend in box office results and believes it indicates that moviegoers are returning to theaters, and in particular IMAX theaters, where and when theaters are open and they feel safe. Management is further encouraged by the return of the prevalence of exclusive theatrical windows and the strong pipeline of Hollywood movies scheduled to be released for theatrical exhibition throughout the remainder of 2022.

Based on the Company’s current cash balances and operating cash flows, management expects to have sufficient capital and liquidity to fund its anticipated operating needs and capital requirements during the next twelve-month period following the date of this report.

(See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Impact of COVID-19 Pandemic” and “Risk Factors – The Company has experienced a significant decrease in its revenues, earnings and cash flows due to the COVID-19 pandemic and its business, financial condition and results of operations may continue to be significantly harmed in future reporting periods” in Part II, Item 1A.)

CONTRACTUAL OBLIGATIONS

Payments to be made by the Company under contractual obligations as of March 31, 2022 are as follows:

	Payments Due by Period
(In thousands of U.S. Dollars)	Total Obligation	Less Than One Year	1 to 3 years	3 to 5 years	Thereafter
Purchase obligations(1)	$44,731	$44,127	$272	$6	$326
Pension obligations(2)	20,298	—	20,298	—	—
Operating lease obligations(3)	18,055	3,306	4,700	4,240	5,809
Working Capital Facility(4)	3,627	3,627	—	—	—
Convertible Notes(5)	235,175	1,150	2,300	231,725	—
Postretirement benefits obligations	3,037	117	266	262	2,392
	$324,923	$52,327	$27,836	$236,233	$8,527

(1)
Represents total payments to be made under binding commitments with suppliers and outstanding payments to be made for supplies ordered, but yet to be invoiced.
(2)
The Company has an unfunded defined benefit pension plan, the Supplemental Executive Retirement Plan (the “SERP”), covering its CEO, Mr. Richard L. Gelfond. The SERP has a fixed benefit payable of $20.3 million. The table above assumes that Mr. Gelfond will receive a lump sum payment of $20.3 million six months after retirement at the end of the term of his current employment agreement, which expires on December 31, 2022, in accordance with the terms of the SERP, although Mr. Gelfond has not informed the Company that he intends to retire at that time. (See Note 15 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1.)
(3)
Represents total minimum annual rental payments due under the Company’s operating leases, which almost entirely consist of rent at the Company’s leased office space in New York.
(4)
The Working Capital Facility expires in July 2022. (See Note 7(a) of Notes to Condensed Consolidated Financial Statements in Part I, Item 1.)
(5)
The Convertible Notes bear interest at a rate of 0.500% per annum on the principal of $230.0 million, payable semi-annually in arrears on April 1 and October 1 of each year. The Convertible Notes will mature on April 1, 2026, unless earlier repurchased, redeemed or converted. (See Note 7(b) of Notes to Condensed Consolidated Financial Statements in Part I, Item 1.)

OFF-BALANCE SHEET ARRANGEMENTS

There are currently no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on the Company’s financial condition.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 3 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 for a discussion of recently issued accounting standards and their impact on the Company's Condensed Consolidated Financial Statements.

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

•
EBITDA; and

•
Adjusted EBITDA per Credit Facility.

Adjusted net loss attributable to common shareholders and adjusted net loss attributable to common shareholders per basic and diluted share exclude, where applicable: (i) share-based compensation; (ii) COVID-19 government relief benefits; (iii) realized and unrealized investment gains or losses, as well as the related tax impact of these adjustments; and (iv) income taxes resulting from management’s decision to no longer indefinitely reinvest the historical earnings of certain foreign subsidiaries.

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

A reconciliation of net loss attributable to common shareholders and the associated per share amounts to adjusted net loss attributable to common shareholders and adjusted net loss attributable to common shareholders per basic and diluted share is presented in the table below.

	Three Months Ended March 31,
	2022		2021
(In thousands of U.S. Dollars, except per share amounts)	Net Loss	Per Share	Net Loss	Per Share
Net loss attributable to common shareholders	$(13,609)	$(0.23)	$(14,840)	$(0.25)
Adjustments(1):
Share-based compensation	5,959	0.10	5,348	0.09
COVID-19 government relief benefits	(193)	—	(1,484)	(0.03)
Realized and unrealized investment gains	(34)	—	(3,677)	(0.06)
Tax impact on items listed above	(367)	(0.01)	(537)	(0.01)
Income taxes resulting from management's decision to no longer indefinitely reinvest the historical earnings of certain foreign subsidiaries	—	—	381	0.01
Adjusted net loss(1)	$(8,244)	$(0.14)	$(14,809)	$(0.25)

Weighted average shares outstanding - basic and diluted		58,574		59,012

(1)
Reflects amounts attributable to common shareholders.

In addition to the non-GAAP financial measures discussed above, management also uses “EBITDA,” as such term is defined in the Credit Agreement, and which is referred to herein as “Adjusted EBITDA per Credit Facility.” As allowed by the Credit Agreement, Adjusted EBITDA per Credit Facility includes adjustments in addition to the exclusion of interest, taxes, depreciation and amortization. Accordingly, this non-GAAP financial measure is presented to allow a more comprehensive analysis of the Company’s operating performance and to provide additional information with respect to the Company’s compliance with its Credit Agreement requirements, when applicable. In addition, the Company believes that Adjusted EBITDA per Credit Facility presents relevant and useful information widely used by analysts, investors and other interested parties in the Company’s industry to evaluate, assess and benchmark the Company’s results.

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

	For the Three Months Ended March 31, 2022 (1)
	Attributable to
	Non-controlling
	Interests and	Less: Attributable to	Attributable to
(In thousands of U.S. Dollars)	Common Shareholders	Non-controlling Interests	Common Shareholders
Reported net loss	$(11,950)	$1,659	$(13,609)
Add (subtract):
Income tax expense	2,610	487	2,123
Interest expense, net of interest income	180	(106)	286
Depreciation and amortization, including film asset amortization	12,741	1,301	11,440
Amortization of deferred financing costs(2)	1,023	—	1,023
EBITDA	4,604	3,341	1,263
Share-based and other non-cash compensation	6,189	203	5,986
Unrealized investment gains	(34)	—	(34)
Write-downs, including asset impairments and credit loss expense	7,610	18	7,592
Adjusted EBITDA per Credit Facility	$18,369	$3,562	$14,807

	For the Twelve Months Ended March 31, 2022 (1)
	Attributable to
	Non-controlling
	Interests and	Less: Attributable to	Attributable to
(In thousands of U.S. Dollars)	Common Shareholders	Non-controlling Interests	Common Shareholders
Reported net loss	$(11,027)	$10,071	$(21,098)
Add (subtract):
Income tax expense	20,106	3,562	16,544
Interest expense, net of interest income	1,130	(376)	1,506
Depreciation and amortization, including film asset amortization	56,146	5,407	50,739
Amortization of deferred financing costs(2)	3,227	—	3,227
EBITDA	69,582	18,664	50,918
Share-based and other non-cash compensation	26,847	1,071	25,776
Unrealized investment gains	(126)	—	(126)
Write-downs, including asset impairments and credit loss expense	4,905	(961)	5,866
Legal judgment and arbitration awards	(1,770)	—	(1,770)
Adjusted EBITDA per Credit Facility	$99,438	$18,774	$80,664

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from foreign currency exchange rates and interest rates, which could affect operating results, financial position and cash flows. Market risk is the potential change in an instrument’s value caused by, for example, fluctuations in interest and currency exchange rates. The Company’s primary market risk exposure is the risk of unfavorable movements in exchange rates between the U.S. Dollar, the Canadian Dollar and Chinese Renminbi ("RMB"). The Company does not use financial instruments for trading or other speculative purposes.

Foreign Exchange Rate Risk

A majority of the Company’s revenue is denominated in U.S. Dollars while a significant portion of its costs and expenses is denominated in Canadian Dollars. A portion of the Company’s net U.S. Dollar cash flows is converted to Canadian Dollars to fund Canadian Dollar expenses through the spot market. In addition, IMAX films generate box office in 87 different countries, and therefore unfavorable exchange rates between applicable local currencies and the U.S. Dollar could have an impact on the GBO generated by the Company’s exhibitor customers and its revenues. The Company has incoming cash flows from its revenue generating theaters and ongoing operating expenses in China through its majority-owned subsidiary IMAX (Shanghai) Multimedia Technology Co., Ltd. ("IMAX Shanghai"). In Japan, the Company has ongoing Yen-denominated operating expenses related to its Japanese operations. Net RMB and Japanese Yen cash flows are converted to U.S. Dollars through the spot market. The Company also has cash receipts under leases denominated in RMB, Japanese Yen, Euros and Canadian Dollars.

The Company manages its exposure to foreign exchange rate risks through its regular operating and financing activities, when appropriate, through the use of derivative financial instruments. These derivative financial instruments are utilized to hedge economic exposures as well as reduce earnings and cash flow volatility resulting from shifts in market rates.

Certain of the Company’s PRC subsidiaries held approximately RMB $464.1 million ($73.1 million) in cash and cash equivalents as of March 31, 2022 (December 31, 2021 — RMB $484.7 million or $76.0 million) and are required to transact locally in RMB. Foreign currency exchange transactions, including the remittance of any funds into and out of the PRC, are subject to controls and require the approval of the China State Administration of Foreign Exchange to complete. Any developments relating to the Chinese economy and any actions taken by the Chinese government are beyond the control of the Company; however, the Company monitors and manages its capital and liquidity requirements to ensure compliance with local regulatory and policy requirements. (See “Risk Factors – The Company faces risks in connection with its significant presence in China and the continued expansion of its business there,” in Part I, Item 1A of the Company’s 2021 Form 10-K.)

For the three months ended March 31, 2022, the Company recorded a foreign exchange net loss of $(0.1) million as compared to a foreign exchange net gain of $0.6 million for the three months ended March 31, 2021, associated with the translation of foreign currency denominated monetary assets and liabilities.

The Company has entered into a series of foreign currency forward contracts to manage the risks associated with the volatility of foreign currencies. Certain of these foreign currency forward contracts met the criteria required for hedge accounting under the Derivatives and Hedging Topic of the FASB ASC at inception, and continue to meet hedge effectiveness tests as of March 31, 2022, with settlement dates throughout 2023. Foreign currency derivatives are recognized and measured in the Condensed Consolidated Balance Sheets at fair value. Changes in the fair value (i.e., gains or losses) are recognized in the Condensed Consolidated Statements of Operations except for derivatives designated and qualifying as foreign currency cash flow hedging instruments. The Company currently has cash flow hedging instruments associated with Selling, General and Administrative Expenses. For foreign currency cash flow hedging instruments related to Selling, General and Administrative Expenses, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported within Accumulated Other Comprehensive Income and reclassified to the Condensed Consolidated Statements of Operations when the forecasted transaction occurs. Any ineffective portion is recognized immediately in the Condensed Consolidated Statements of Operations.

The notional value of foreign currency cash flow hedging instruments that qualify for hedge accounting at March 31, 2022 was $23.6 million (December 31, 2021 — $26.7 million). A gain of $0.3 million was recorded to Other Comprehensive Income (Loss) with respect to the change in fair value of these contracts for the three months ended March 31, 2022 (2021 — gain of $0.3 million). A loss of less than ($0.1) million was reclassified from Accumulated Other Comprehensive Income to Selling, General and Administrative Expenses for the three months ended March 31, 2022 (2021 — gain of $0.2 million). An unrealized gain of less than $0.1 million resulting from a change in the classification of certain forward contracts no longer meeting the requirements for hedge accounting were reclassified from Accumulated Other Comprehensive Income to Selling, General and Administrative Expenses for the three months ended March 31, 2021. The Company currently does not hold any derivatives which are not designated as hedging instruments.

For all derivative instruments, the Company is subject to counterparty credit risk to the extent that the counterparty may not meet its obligations to the Company. To manage this risk, the Company enters into derivative transactions only with major financial institutions.

As of March 31, 2022, the Company’s Financing Receivables and working capital items denominated in Canadian Dollars, RMB, Japanese Yen, Euros and other foreign currencies translated into U.S. Dollars was $170.3 million, of which $157.3 million was denominated in RMB. Assuming a 10% appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates as of March 31, 2022, the potential change in the fair value of foreign currency-denominated financing receivables and working capital items would have been $17.0 million. A significant portion of the Company’s Selling, General, and Administrative Expenses is denominated in Canadian Dollars. Assuming a 1% change appreciation or depreciation in foreign currency exchange rates as of March 31, 2022, the potential change in the amount of Selling, General, and Administrative Expenses would be $0.1 million.

Interest Rate Risk Management

The Company’s earnings may also be affected by changes in interest rates due to the impact those changes have on its interest income from cash, and its interest expense from variable-rate borrowings that may be made under the Credit Facility. The Company had no variable rate debt instruments outstanding as of March 31, 2022.

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods and that such information is accumulated and communicated to management, including the CEO and the Interim Chief Financial Officer (“CFO”), to allow timely discussions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

The Company’s management, with the participation of its CEO and its CFO, has evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of March 31, 2022 and has concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. The Company will continue to periodically evaluate its disclosure controls and procedures and will make modifications from time to time as deemed necessary to ensure that information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting which occurred during the three months ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 8 of Notes to Condensed Consolidated Financial Statements to the accompanying Condensed Consolidated Financial Statements in Item 1 for information regarding legal proceedings involving the Company.

Item 1A. Risk Factors

This Form 10-Q and the risk factors below should be read together with, and supplement, the risk factors in Item 1A. Risk Factors in the Company’s 2021 Form 10-K, which describes various risks and uncertainties to which the Company is or may become subject. The risks described below and in the Company’s 2021 Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect its business, financial condition and/or operating results.

RISKS RELATED TO THE COMPANY’S BUSINESS AND OPERATIONS

The Company has experienced a significant decrease in its revenues, earnings, and cash flows due to the COVID-19 pandemic and its business, financial condition and results of operations may continue to be significantly harmed in future reporting periods.

The impact of the COVID-19 pandemic is complex and continuously evolving, resulting in significant disruption to the Company’s business and the global economy. At various points during the pandemic, authorities around the world imposed measures intended to control the spread of COVID-19, including stay-at-home orders and restrictions on large public gatherings, which caused movie theaters in countries around the world to temporarily close, including the IMAX theaters in those countries. As a result of these theater closures, movie studios postponed the theatrical release of most films originally scheduled for release in 2020 and early 2021, including many scheduled to be shown in IMAX theaters, while several other films were released directly or concurrently to streaming platforms. Beginning in the third quarter of 2020, stay-at-home orders and capacity restrictions were lifted in many key markets, movie theaters throughout the IMAX network gradually reopened, and movie release schedules have begun to normalize. Note, however, that following the emergence of the Omicron variant and the rise of COVID-19 cases in China in the first quarter of 2022, the Chinese government reinstituted capacity restrictions and safety protocols on large public gatherings, leading to the temporary closure of theaters in several cities. There continues to be no assurance that movie theaters will remain open if there is a continued rise of or resurgence in COVID-19 cases in certain jurisdictions. As of April 26, 2022, approximately 65% of the theaters in Greater China were open at various capacities.

There remains uncertainty around whether and when movie-going will return to historical levels on an annual basis. The timing and extent of a recovery of consumer behavior and willingness to spend discretionary income on movie-going may delay the Company’s ability to generate significant revenue from GBO generated by its exhibitor customers until consumer behavior normalizes and consumer spending fully recovers.

As a result of the financial difficulties faced by certain of the Company’s exhibition customers arising out of pandemic-related theater closures, the Company has experienced and may continue to experience delays in collecting payments due under existing theater sale or lease arrangements. The Company’s exhibitor partners may continue to experience operational and/or financial difficulties if the COVID-19 pandemic continues or consumers change their behavior and consumption patterns, which would further increase the risks associated with payments due under existing agreements with the Company. The ability of such partners to make payments cannot be guaranteed and is subject to changing economic circumstances. Further, the Company has had to delay certain theater system installations from backlog and may be required to further delay or cancel such installations in the future. As a result, the Company’s future revenues and cash flows may be adversely affected.

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

The COVID-19 pandemic and public health measures implemented to contain it may also have the effect of heightening many of the other risks described in the Company's 2021 Form 10-K.

RISKS RELATED TO THE COMPANY’S INTERNATIONAL OPERATIONS

The Company conducts business internationally, which exposes it to uncertainties and risks that could negatively affect its operations, sales, and future growth prospects.

A significant portion of the GBO generated by the Company’s exhibitor customers and its revenues are generated by customers located outside the United States and Canada. Approximately 70%, 77%, and 66% of the Company’s revenues were derived outside of the United States and Canada in 2021, 2020 and 2019, respectively. As of March 31, 2022, approximately 72% of IMAX Theater Systems in backlog are scheduled to be installed in international markets. The Company’s network spanned 87 different countries as of March 31, 2022, and the Company expects its international operations to continue to account for an increasingly significant portion of its future revenues. There are a number of risks associated with operating in international markets that could negatively affect the Company’s operations, sales and future growth prospects. These risks include:

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
•
harm to the IMAX brand from operating in countries with records of controversial government action, including human rights abuses; and
•
political, economic and social instability, which could result in adverse consequences for the Company’s interests in different regions of the world.

Additionally, global geopolitical tensions and actions that governments take in response may adversely impact the Company. In response to the ongoing conflict between Russia and Ukraine, Canada, the United States, and other countries in which the Company operates have imposed broad sanctions and other restrictive actions against governmental and other entities in Russia, which in turn have and may continue to have an adverse impact on the Company’s business and results of operations in affected regions. In addition, in the wake of the Russia-Ukraine conflict, major movie studios suspended the theatrical release of films in Russia. The lack of new films and content released by movie studios may force Russian exhibitors to reduce their operating hours or temporarily close their theaters, which may lead to financial difficulties and permanent closures of Russian theaters as well as general depression of the Russia exhibition industry. Such operational and financial challenges in the Russian exhibition industry may adversely affect the Company’s future revenues and cash flows in that region. The Company has notified its exhibitor clients in Russia and Belarus that such sanctions and actions constitute a force majeure event under their theater agreements, resulting in the temporary suspension of the Company’s obligations thereunder. The scope, intensity, duration and outcome of the conflict is uncertain. Additionally, given the global nature of the Company’s operations, any protracted conflict or the broader macroeconomic impact of the Russia-Ukraine conflict and sanctions imposed on Russia and other countries could have an adverse impact on the Company’s business, results of operations, financial condition, and future performance (the Company has 22 theater systems in its backlog from Russia and the CIS and Ukraine) and may also magnify the impact of other risks described herein and in the Company’s 2021 Form 10-K, including the risk of cybersecurity attacks, which have increased in connection with the ongoing conflict and may impact information technology systems unrelated to the conflict, or jeopardize critical infrastructure in jurisdictions where the Company operates.

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

During the three months ended March 31, 2022, the Company repurchased 380,652 common shares at an average price of $16.45 per share for a total of $6.3 million. As of March 31, 2022, the Company has $69.2 million available under its approved repurchase program.

The Company’s common share repurchase program activity for the three months ended March 31, 2022 was as follows:

	Total number of shares purchased	Average price paid per share	Total value of shares purchased as part of publicly announced program	Maximum value of shares that may yet be purchased under the program
January 1 through January 31, 2022	134,407	$16.18	2,174,910	$73,298,591
February 1 through February 28, 2022	115,864	15.99	1,853,129	71,445,462
March 1 through March 31, 2022	130,381	17.14	2,235,191	69,210,271
Total	380,652	$16.45	6,263,230

Subsequent to March 31, 2022 and through April 27, 2022, the Company completed repurchases through a 10b5-1 program of 869,048 shares at an average price of $16.42 per share, for a total cost of $14.3 million, excluding commissions.

In 2021, IMAX China's shareholders granted its Board of Directors a general mandate authorizing the Board, subject to applicable laws, to repurchase shares of IMAX China not to exceed 10% of the total number of issued shares as of May 6, 2021 (34,835,824 shares). This program will be valid until the 2022 Annual General Meeting of IMAX China, which will be held on May 26, 2022. The repurchases may be made in the open market or through other means permitted by applicable laws. IMAX China has no obligation to repurchase its shares and the share repurchase program may be suspended or discontinued by IMAX China at any time. During the three months ended March 31, 2022, IMAX China repurchased 1,448,000 common shares at an average price of HKD 9.89 per share (U.S. $1.26 per share) for a total of HKD 14.3 million or U.S. $1.8 million.

The total number of shares purchased during the three months ended March 31, 2022, under both the Company and IMAX China’s repurchase plans, does not include any shares purchased in the administration of employee share-based compensation plans.

(See Note 7 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 for a summary of the material terms and conditions of the Company’s revolving credit facility, which include a limitation of the amount of permitted share repurchases.)

Item 6. Exhibits

Exhibit No.	Description
10.1*	Sixth Amended and Restated Credit Agreement, dated as of March 25, 2022.

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 28, 2022, by Richard L. Gelfond.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 28, 2022, by Joseph Sparacio.

32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 28, 2022, by Richard L. Gelfond.

32.2*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 28, 2022, by Joseph Sparacio.

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAX CORPORATION

Date: April 28, 2022	By:	/s/ JOSEPH SPARACIO
Joseph Sparacio
Interim Chief Financial Officer
(Principal Financial Officer)

Date: April 28, 2022	By:	/s/ KEVIN M. DELANEY
Kevin M. Delaney
Senior Vice-President, Finance & Controller
(Principal Accounting Officer)