Form 10-Q
period 2022-06-30
IMAX CORP
filed 2022-07-29
CIK 921582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of June 30, 2022
Common Shares, no par value	56,095,372

IMAX CORPORATION

IMAX CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

IMAX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. Dollars, except share amounts)

(Unaudited)

	June 30,	December 31,
	2022	2021
Assets
Cash and cash equivalents	$110,112	$189,711
Accounts receivable, net of allowance for credit losses	122,440	110,050
Financing receivables, net of allowance for credit losses	127,173	141,049
Variable consideration receivables, net of allowance for credit losses	43,040	44,218
Inventories	33,422	26,924
Prepaid expenses	14,418	11,802
Film assets, net of accumulated amortization	6,026	4,241
Property, plant and equipment, net of accumulated depreciation	252,309	260,353
Investment in equity securities	1,092	1,087
Other assets	16,986	17,799
Deferred income tax assets, net of valuation allowance	13,958	13,906
Goodwill	39,027	39,027
Other intangible assets, net of accumulated amortization	21,821	23,080
Total assets	$801,824	$883,247
Liabilities
Accounts payable	$19,849	$15,943
Accrued and other liabilities	105,776	111,896
Deferred revenue	75,951	81,281
Revolving credit facility borrowings, net of unamortized debt issuance costs	—	2,472
Convertible notes, net of unamortized discounts and debt issuance costs	224,379	223,641
Deferred income tax liabilities	17,642	17,642
Total liabilities	443,597	452,875
Commitments and contingencies (see Note 8)
Non-controlling interests	742	758
Shareholders' equity
Capital stock common shares — no par value. Authorized — unlimited number.
56,095,372 issued and outstanding (December 31, 2021 — 58,653,642 issued and outstanding)	391,107	409,979
Other equity	174,668	174,620
Statutory surplus reserve	3,932	3,932
Accumulated deficit	(272,022)	(234,975)
Accumulated other comprehensive (loss) income	(6,755)	2,527
Total shareholders' equity attributable to common shareholders	290,930	356,083
Non-controlling interests	66,555	73,531
Total shareholders' equity	357,485	429,614
Total liabilities and shareholders' equity	$801,824	$883,247

(See the accompanying notes, which are an integral part of these Condensed Consolidated Financial Statements.)

IMAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. Dollars, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues
Technology sales	$8,229	$15,173	$17,205	$21,348
Image enhancement and maintenance services	44,958	24,711	81,052	46,326
Technology rentals	18,525	8,130	31,186	16,489
Finance income	2,256	2,941	4,561	5,546
	73,968	50,955	134,004	89,709
Costs and expenses applicable to revenues
Technology sales	4,218	6,496	10,203	11,549
Image enhancement and maintenance services	19,953	12,357	35,696	22,121
Technology rentals	5,761	6,499	12,298	13,155
	29,932	25,352	58,197	46,825
Gross margin	44,036	25,603	75,807	42,884
Selling, general and administrative expenses	37,095	28,807	67,276	54,016
Research and development	1,356	2,200	2,552	3,671
Amortization of intangible assets	1,104	1,190	2,301	2,331
Credit loss expense (reversal), net	112	(1,872)	7,341	(1,567)
Asset impairments (see Note 16(e))	4,470	—	4,470	—
Legal judgment and arbitration awards (see Note 8)	—	(1,770)	—	(1,770)
Loss from operations	(101)	(2,952)	(8,133)	(13,797)
Realized and unrealized investment gains	30	33	64	5,281
Retirement benefits non-service expense	(138)	(116)	(277)	(230)
Interest income	417	559	919	1,142
Interest expense	(1,326)	(1,690)	(3,031)	(3,994)
Loss before taxes	(1,118)	(4,166)	(10,458)	(11,598)
Income tax expense	(3,133)	(1,946)	(5,743)	(5,014)
Net loss	(4,251)	(6,112)	(16,201)	(16,612)
Less: net loss (income) attributable to non-controlling interests	1,400	(3,099)	(259)	(7,439)
Net loss attributable to common shareholders	$(2,851)	$(9,211)	$(16,460)	$(24,051)

Net loss per share attributable to common shareholders - basic and diluted:
Net loss per share — basic and diluted	$(0.05)	$(0.16)	$(0.28)	$(0.41)

(See the accompanying notes, which are an integral part of these Condensed Consolidated Financial Statements.)

IMAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands of U.S. Dollars)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net loss	$(4,251)	$(6,112)	$(16,201)	$(16,612)
Other comprehensive (loss) income, before tax
Unrealized net (loss) gain from cash flow hedging instruments	(610)	305	(295)	600
Realized net loss (gain) from cash flow hedging instruments	66	(824)	95	(1,055)
Reclassification of unrealized gain from ineffective cash flow hedging instruments	—	(271)	—	(293)
Foreign currency translation adjustments	(13,521)	2,960	(12,941)	794
Defined benefit and postretirement benefit plans	46	48	92	96
Total other comprehensive (loss) income, before tax	(14,019)	2,218	(13,049)	142
Income tax benefit related to other comprehensive (loss) income	130	194	28	170
Other comprehensive (loss) income, net of tax	(13,889)	2,412	(13,021)	312
Comprehensive loss	(18,140)	(3,700)	(29,222)	(16,300)
Comprehensive loss (income) attributable to non-controlling interests	5,306	(3,990)	3,480	(7,677)
Comprehensive loss attributable to common shareholders	$(12,834)	$(7,690)	$(25,742)	$(23,977)

(See the accompanying notes, which are an integral part of these Condensed Consolidated Financial Statements.)

IMAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. Dollars)

(Unaudited)

	Six Months Ended
	June 30,
	2022	2021
Operating Activities
Net loss	$(16,201)	$(16,612)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	27,023	25,671
Amortization of deferred financing costs	1,753	1,008
Credit loss expense (reversal), net	7,341	(1,567)
Write-downs	5,432	462
Deferred income tax (benefit) expense	(300)	33
Share-based and other non-cash compensation	13,966	12,332
Unrealized foreign currency exchange loss (gain)	841	(490)
Realized and unrealized investment gains	(64)	(5,281)
Changes in assets and liabilities:
Accounts receivable	(14,745)	(11,049)
Inventories	(6,949)	1,867
Film assets	(10,420)	(5,808)
Deferred revenue	(5,291)	(447)
Changes in other operating assets and liabilities	(7,679)	(17,135)
Net cash used in operating activities	(5,293)	(17,016)
Investing Activities
Purchase of property, plant and equipment	(2,934)	(1,365)
Investment in equipment for joint revenue sharing arrangements	(8,651)	(2,397)
Interest in film classified as a financial instrument	(4,731)	—
Acquisition of other intangible assets	(1,680)	(2,631)
Proceeds from sale of equity securities	—	17,769
Net cash (used in) provided by investing activities	(17,996)	11,376
Financing Activities
Proceeds from issuance of convertible notes, net	—	223,675
Debt issuance costs related to convertible notes	—	(242)
Purchase of capped calls related to convertible notes	—	(19,067)
Revolving credit facility borrowings	—	3,600
Repayments of revolving credit facility borrowings	—	(300,243)
Credit facility amendment fees paid	(2,028)	(32)
Repurchase of common shares, IMAX Corporation	(49,355)	—
Repurchase of common shares, IMAX China	(1,844)	—
Taxes withheld and paid on employee stock awards vested	(3,393)	(3,045)
Common shares issued - stock options exercised	—	883
Principal payment under finance lease obligations	(890)	—
Dividends paid to non-controlling interests	—	(2,099)
Net cash used in financing activities	(57,510)	(96,570)
Effects of exchange rate changes on cash and cash equivalents	1,200	(1,044)
Decrease in cash and cash equivalents during period	(79,599)	(103,254)
Cash and cash equivalents, beginning of period	189,711	317,379
Cash and cash equivalents, end of period	$110,112	$214,125

(See the accompanying notes, which are an integral part of these Condensed Consolidated Financial Statements.)

IMAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands of U.S. Dollars)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Adjustments to capital stock:
Balance, beginning of period	$415,362	$414,982	$409,979	$407,020
Change in shares held in treasury	—	3	—	3
Employee stock options exercised, net of shares withheld for employee tax obligations	—	59	—	883
Grant date fair value of stock options exercised	—	19	—	272
Average carrying value of repurchased and retired common shares	(25,106)	—	(28,768)	—
Restricted share units vested, net of shares withheld for employee tax obligations	851	786	9,896	7,671
Balance, end of period	391,107	415,849	391,107	415,849
Adjustments to other equity:
Balance, beginning of period	167,912	164,171	174,620	188,845
Amortization of share-based payment expense - stock options	139	235	370	626
Amortization of share-based payment expense - restricted share units	5,862	5,085	10,212	8,571
Amortization of share-based payment expense - performance stock units	1,863	1,051	3,717	2,138
Restricted share units vested	(1,108)	(1,474)	(13,708)	(11,792)
Grant date fair value of stock options exercised	—	(18)	—	(271)
Change in ownership interest related to IMAX China common share repurchases	—	—	(543)	—
Purchase of capped calls related to convertible notes	—	—	—	(19,067)
Balance, end of period	174,668	169,050	174,668	169,050
Adjustments to statutory surplus reserve:
Balance, beginning of period	3,932	—	3,932	—
Balance, end of period	3,932	—	3,932	—
Adjustments to accumulated deficit:
Balance, beginning of period	(251,194)	(217,689)	(234,975)	(202,849)
Net loss attributable to common shareholders	(2,851)	(9,211)	(16,460)	(24,051)
Common shares repurchased and retired	(17,977)	—	(20,587)	—
Balance, end of period	(272,022)	(226,900)	(272,022)	(226,900)
Adjustments to accumulated other comprehensive (loss) income :
Balance, beginning of period	3,228	(459)	2,527	988
Other comprehensive (loss) income, net of tax	(9,983)	1,521	(9,282)	74
Balance, end of period	(6,755)	1,062	(6,755)	1,062
Adjustments to non-controlling interests:
Balance, beginning of period	74,081	73,697	73,531	70,004
Net (loss) income attributable to non-controlling interests	(1,381)	3,083	275	7,432
Other comprehensive (loss) income, net of tax	(3,906)	891	(3,739)	238
Dividends related to non-controlling shareholders of IMAX China	(2,610)	(2,099)	(2,610)	(2,099)
Share-based compensation attributable to non-controlling interests	371	126	399	123
Change in ownership interest related to IMAX China common share repurchases	—	—	(1,301)	—
Balance, end of period	66,555	75,698	66,555	75,698
Total Shareholders' Equity	$357,485	$434,759	$357,485	$434,759

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

Revision of Prior Period Amounts

In the Condensed Consolidated Statements of Shareholders’ Equity, the Company revised the June 30, 2021 balances of Total Shareholders’ Equity Attributable to Common Shareholders and Non-Controlling Interests. The revisions were principally made to properly reflect changes in the Company’s ownership interest in IMAX China Holding, Inc. ("IMAX China") as a result of common share repurchases made by IMAX China and the amortization of share-based compensation related to IMAX China. The revisions resulted in a reclassification of $8.4 million between the balances of Other Equity and Non-Controlling Interests as of June 30, 2021. There is no change in Total Shareholders’ Equity as a result of the revisions. (See Note 3(a) of Notes to Consolidated Financial Statements in Part II, Item 8 of the Company's 2021 Form 10-K).

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

As of June 30, 2022 and December 31, 2021, total assets and liabilities of the Company’s consolidated VIEs are as follows:

	June 30,	December 31,
(In thousands of U.S. Dollars)	2022	2021
Total assets	$1,552	$1,576
Total liabilities	$256	$259

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

In response to the ongoing conflict between Russia and Ukraine, a number of countries in which the Company operates, including Canada and the United States, have imposed broad sanctions and other restrictive actions against governmental and other entities in Russia, which in turn have and may continue to have an adverse impact on the Company’s business and results of operations in the affected regions. In March 2022, in response to the conflict and resulting sanctions, the Company suspended its operations in Russia and Belarus. As of June 30, 2022, the IMAX network includes 54 theaters in Russia, nine theaters in Ukraine, and one theater in Belarus, and the Company's backlog includes 14 theaters in Russia, one theater in Ukraine, and seven theaters in Belarus with a total fixed contracted value of $25.6 million. As a result of the ongoing conflict, there is risk and uncertainty relating to the judgments, assumptions, and estimates used by management in preparing the Company’s Condensed Consolidated Financial Statements, including estimates related to expected credit losses on accounts receivables, financing receivables, and variable consideration receivables, as discussed in Note 4. In the first quarter of 2022, the Company recorded provisions for potential credit losses against substantially all of its receivables in Russia due to uncertainties associated with the ongoing conflict. These receivables relate to existing sale agreements as the Company is not party to any joint revenue sharing arrangements in these countries. In addition, beginning in the first quarter of 2022, exhibitors in Russia, Ukraine, and Belarus were placed on nonaccrual status for maintenance revenue and finance income, which resulted in decreases of $0.8 million and $1.3 million in revenue during the three and six months ended June 30, 2022, respectively. The Company continues to monitor the evolving impacts of this conflict and its effects on the global economy and the Company. Given the global nature of the Company’s operations, any protracted conflict or the broader macroeconomic impact of the Russia-Ukraine conflict and sanctions imposed on Russia could have further adverse impacts on the Company’s business, results of operations, and financial condition.

2. Impact of COVID-19 Pandemic

The impact of the COVID-19 pandemic is complex and continuously evolving, resulting in significant disruption to the Company’s business and the global economy. At various points during the pandemic, authorities around the world imposed measures intended to control the spread of COVID-19, including stay-at-home orders and restrictions on large public gatherings, which caused movie theaters in countries around the world to temporarily close, including the IMAX theaters in those countries. As a result of these theater closures, movie studios postponed the theatrical release of most films originally scheduled for release in 2020 and early 2021, including many of the films scheduled to be shown in IMAX theaters, while several other films were released directly or concurrently to streaming platforms. Beginning in the third quarter of 2020, stay-at-home orders and capacity restrictions were lifted in many key markets and movie theaters throughout the IMAX network gradually reopened. However, following the emergence of the Omicron variant and the rise of COVID-19 cases in China in the first quarter of 2022, the Chinese government reinstituted capacity restrictions and safety protocols on large public gatherings, which has led to the temporary closure of theaters in several cities. As of June 30, 2022, approximately 90% of the IMAX theaters in Greater China were open at various capacities, up from 52% as of March 31, 2022.

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

3. Recently Issued Accounting Standards

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). The purpose of ASU 2020-04 is to provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. ASU 2020-04 is effective for all entities from the beginning of an interim period that includes the issuance date of the ASU. An entity may elect to apply ASU 2020-04 prospectively through December 31, 2022. In April 2022, FASB issued a proposed ASU that would extend the temporary accounting relief to December 31, 2024 from the current sunset date of December 31, 2022. As of June 30, 2022, the Company is not party to any third party contracts that reference the London Interbank Offered Rate (LIBOR). Accordingly, the Company does not expect ASU 2020-04 to have a material effect on its Condensed Consolidated Financial Statements.

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

The Company considers the applicability and impact of all FASB ASUs that are recently issued, but not yet effective. ASUs that are not noted above were assessed and determined to be not applicable or not significant to the Company’s Condensed Consolidated Financial Statements for the period ended June 30, 2022.

4. Receivables

The ability of the Company to collect its receivables is principally dependent on the viability and solvency of individual theater operators which is significantly influenced by consumer behavior and general economic conditions. Theater operators, or other customers, may experience financial difficulties that could result in their being unable to fulfill their payment obligations to the Company.

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

The Company develops an estimate of expected credit losses by class of receivable and customer type through a calculation that utilizes historical loss rates, which are then adjusted for specific receivables that are judged to have a higher-than-normal risk profile after considering management’s internal credit quality classifications. Additional credit loss provisions are also recorded taking into account macro-economic and industry risk factors. The write-off of any billed receivable balance requires the approval of management.

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

The following tables summarize the activity in the allowance for credit losses related to Accounts Receivable for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30, 2022				Six Months Ended June 30, 2022
(In thousands of U.S. Dollars)	Theater Operators	Studios	Other	Total	Theater Operators	Studios	Other	Total
Beginning balance	$10,831	$1,995	$1,358	$14,184	$8,867	$1,994	$1,085	$11,946
Current period provision (reversal), net	134	(104)	(57)	(27)	2,115	(101)	216	2,230
Write-offs	(43)	(124)	(394)	(561)	(43)	(124)	(394)	(561)
Foreign exchange	(218)	(23)	—	(241)	(235)	(25)	—	(260)
Ending balance	$10,704	$1,744	$907	$13,355	$10,704	$1,744	$907	$13,355

	Three Months Ended June 30, 2021				Six Months Ended June 30, 2021
(In thousands of U.S. Dollars)	Theater Operators	Studios	Other	Total	Theater Operators	Studios	Other	Total
Beginning balance	$8,783	$3,771	$1,188	$13,742	$8,368	$4,481	$1,446	$14,295
Current period (reversal) provision, net	(221)	(1,178)	4	(1,395)	378	(1,677)	(245)	(1,544)
Write-offs	(65)	(103)	—	(168)	(235)	(252)	—	(487)
Foreign exchange	100	27	—	127	86	(35)	(9)	42
Ending balance	$8,597	$2,517	$1,192	$12,306	$8,597	$2,517	$1,192	$12,306

For the three months ended June 30, 2022, the Company’s allowance for current expected credit losses related to Accounts Receivable decreased by $0.8 million compared to prior period, principally due to the write-off of certain receivables and foreign currency exchange rate movements. For the six months ended June 30, 2022, the Company’s allowance for current expected credit losses related to Accounts Receivable increased by $1.4 million compared to prior period, principally due to reserves established against its receivables in Russia due to uncertainties associated with the ongoing Russia-Ukraine conflict, partially offset by the reversal of provisions associated with the COVID-19 pandemic as the outlook for the theatrical exhibition industry in Domestic and Rest of World markets continues to improve.

For the three and six months ended June 30, 2021, the Company’s allowance for current expected credit losses related to Accounts Receivable decreased by $1.4 million and $2.0 million, respectively, principally as a result of better than anticipated collection experience with respect to foreign theater and studio receivable balances, which allowed the reversal of previously recorded Credit Loss Expense.

Financing Receivables

Financing receivables are due from theater operators and consist of the Company’s net investment in sales-type leases and receivables associated with financed sales of IMAX Theater Systems. As of June 30, 2022 and December 31, 2021, financing receivables consist of the following:

	June 30,	December 31,
(In thousands of U.S. Dollars)	2022	2021
Net investment in leases
Gross minimum payments due under sales-type leases	$28,438	$29,953
Unearned finance income	(1,037)	(763)
Present value of minimum payments due under sales-type leases	27,401	29,190
Allowance for credit losses	(688)	(798)
Net investment in leases	26,713	28,392
Financed sales receivables
Gross minimum payments due under financed sales	141,976	152,315
Unearned finance income	(30,478)	(34,244)
Present value of minimum payments due under financed sales	111,498	118,071
Allowance for credit losses	(11,038)	(5,414)
Net financed sales receivables	100,460	112,657
Total financing receivables	$127,173	$141,049

Net financed sales receivables due within one year	$28,937	$29,115
Net financed sales receivables due after one year	71,523	83,542
Total financed sales receivables	$100,460	$112,657

As of June 30, 2022 and December 31, 2021, the weighted-average remaining lease term and weighted-average interest rate associated with the Company’s sales-type lease arrangements and financed sale receivables, as applicable, are as follows:

	June 30,	December 31,
	2022	2021
Weighted-average remaining lease term (in years)
Sales-type lease arrangements	9.4	9.6
Weighted-average interest rate
Sales-type lease arrangements	6.68%	6.56%
Financed sales receivables	8.78%	8.79%

The tables below provide information on the Company’s net investment in leases by credit quality indicator as of June 30, 2022 and December 31, 2021. The amounts disclosed for each credit quality classification are determined on a customer-by-customer basis and include both billed and unbilled amounts.

(In thousands of U.S. Dollars)	By Origination Year
As of June 30, 2022	2022	2021	2020	2019	2018	Prior	Total
Net investment in leases:
Credit quality classification:
In good standing	$858	$10,427	$3,791	$7,553	$2,014	$1,381	$26,024
Credit Watch	—	—	—	—	450	—	450
Pre-approved transactions	—	—	—	—	—	—	—
Transactions suspended	—	—	—	—	—	927	927
Total net investment in leases	$858	$10,427	$3,791	$7,553	$2,464	$2,308	$27,401

(In thousands of U.S. Dollars)	By Origination Year
As of December 31, 2021	2021	2020	2019	2018	2017	Prior	Total
Net investment in leases:
Credit quality classification:
In good standing	$11,030	$3,991	$7,973	$2,574	$823	$1,928	$28,319
Credit Watch	—	—	—	—	—	—	—
Pre-approved transactions	—	—	—	—	—	—	—
Transactions suspended	—	—	—	—	—	871	871
Total net investment in leases	$11,030	$3,991	$7,973	$2,574	$823	$2,799	$29,190

The tables below provide information on the Company’s financed sale receivables by credit quality indicator as of June 30, 2022 and December 31, 2021. The amounts disclosed for each credit quality classification are determined on a customer-by-customer basis and include both billed and unbilled amounts.

(In thousands of U.S. Dollars)	By Origination Year
As of June 30, 2022	2022	2021	2020	2019	2018	Prior	Total
Financed sales receivables:
Credit quality classification:
In good standing	$3,887	$11,074	$7,824	$8,737	$11,485	$46,393	$89,400
Credit Watch	41	—	—	—	—	1,615	1,656
Pre-approved transactions	—	—	—	1,271	568	6,826	8,665
Transactions suspended	—	681	142	1,189	961	8,804	11,777
Total financed sales receivables	$3,928	$11,755	$7,966	$11,197	$13,014	$63,638	$111,498

(In thousands of U.S. Dollars)	By Origination Year
As of December 31, 2021	2021	2020	2019	2018	2017	Prior	Total
Financed sales receivables:
Credit quality classification:
In good standing	$12,520	$8,251	$10,593	$13,278	$12,615	$47,950	$105,207
Credit Watch	—	—	—	—	321	1,292	1,613
Pre-approved transactions	—	—	743	418	2,098	3,650	6,909
Transactions suspended	—	—	335	—	680	3,327	4,342
Total financed sales receivables	$12,520	$8,251	$11,671	$13,696	$15,714	$56,219	$118,071

The balance of financed sale receivables classified within the Transactions Suspended category as of June 30, 2022 includes amounts due from exhibitors in Russia, Ukraine, and Belarus which were reclassified from other credit quality classifications in the first quarter of 2022 as a result of the ongoing Russia-Ukraine conflict.

The following tables provide an aging analysis for the Company’s net investment in leases and financed sale receivables as of June 30, 2022 and December 31, 2021:

	As of June 30, 2022
(In thousands of U.S. Dollars)	Accrued and Current	30-89 Days	90+ Days	Billed	Unbilled	Recorded Receivable	Allowance for Credit Losses	Net
Net investment in leases	$229	$477	$1,934	$2,640	$24,761	$27,401	$(688)	$26,713
Financed sales receivables	1,093	2,509	8,546	12,148	99,350	111,498	(11,038)	100,460
Total	$1,322	$2,986	$10,480	$14,788	$124,111	$138,899	$(11,726)	$127,173

	As of December 31, 2021
(In thousands of U.S. Dollars)	Accrued and Current	30-89 Days	90+ Days	Billed	Unbilled	Recorded Receivable	Allowance for Credit Losses	Net
Net investment in leases	$225	$156	$1,267	$1,648	$27,542	$29,190	$(798)	$28,392
Financed sales receivables	1,750	989	8,378	11,117	106,954	118,071	(5,414)	112,657
Total	$1,975	$1,145	$9,645	$12,765	$134,496	$147,261	$(6,212)	$141,049

The following tables provide information about the Company’s net investment in leases and financed sale receivables with billed amounts past due for which it continues to accrue finance income as of June 30, 2022 and December 31, 2021. The amounts disclosed for each credit quality classification are determined on a customer-by-customer basis and include both billed and unbilled amounts.

	As of June 30, 2022
(In thousands of U.S. Dollars)	Accrued and Current	30-89 Days	90+ Days	Billed	Unbilled	Allowance for Credit Losses	Net
Net investment in leases	$207	$419	$1,446	$2,072	$19,767	$(255)	$21,584
Financed sales receivables	861	1,833	6,885	9,579	47,175	(1,273)	55,481
Total	$1,068	$2,252	$8,331	$11,651	$66,942	$(1,528)	$77,065

	As of December 31, 2021
(In thousands of U.S. Dollars)	Accrued and Current	30-89 Days	90+ Days	Billed	Unbilled	Allowance for Credit Losses	Net
Net investment in leases	$143	$132	$825	$1,100	$12,619	$(176)	$13,543
Financed sales receivables	959	729	6,190	7,878	41,439	(1,413)	47,904
Total	$1,102	$861	$7,015	$8,978	$54,058	$(1,589)	$61,447

The following table provides information about the Company’s net investment in leases and financed sale receivables that are on nonaccrual status as of June 30, 2022 and December 31, 2021:

	As of June 30, 2022			As of December 31, 2021
(In thousands of U.S. Dollars)	Recorded Receivable	Allowance for Credit Losses	Net	Recorded Receivable	Allowance for Credit Losses	Net
Net investment in leases	$927	$(304)	$623	$871	$(309)	$562
Net financed sales receivables	18,158	(9,380)	8,778	8,642	(2,357)	6,285
Total	$19,085	$(9,684)	$9,401	$9,513	$(2,666)	$6,847

The balances of net investment in leases and financed sale receivables that are on nonaccrual status as of June 30, 2022 include amounts due from exhibitors in Russia, Ukraine, and Belarus which were placed on nonaccrual status in the first quarter of 2022 as a result of the ongoing Russia-Ukraine conflict.

For the three and six months ended June 30, 2022, the Company recognized less than $0.1 million and $0.1 million, respectively, (2021 — less than $0.1 million and $0.1 million ) in Finance Income related to the net investment in leases with billed amounts past due. For the three and six months ended June 30, 2022 and 2021, the Company did not recognize Finance Income related to the net investment in leases on nonaccrual status. For the three and six months ended June 30, 2022, the Company recognized $1.3 million and $2.0 million, respectively, (2021 — $0.7 million and $2.3 million, respectively) in Finance Income related to the financed sale receivables with billed amounts past due. For the three and six months ended June 30, 2022, the Company recognized $0.3 million and $0.5 million, respectively, (2021 — $0.1 million and $0.3 million, respectively) in Finance Income related to the financed sales receivables on nonaccrual status.

The following tables summarize the activity in the allowance for credit losses related to the Company’s net investment in leases and financed sale receivables for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30, 2022		Six Months Ended June 30, 2022
	Net Investment	Financed	Net Investment	Financed
(In thousands of U.S. Dollars)	in Leases	Sales Receivables	in Leases	Sales Receivables
Beginning balance	$706	$11,135	$798	$5,414
Current period (reversal) provision, net	(1)	67	(94)	5,775
Write-offs	—	—	—	—
Foreign exchange	(17)	(164)	(16)	(151)
Ending balance	$688	$11,038	$688	$11,038

	Three Months Ended June 30, 2021		Six Months Ended June 30, 2021
	Net Investment	Net Financed	Net Investment	Net Financed
(In thousands of U.S. Dollars)	in Leases	Sales Receivables	in Leases	Sales Receivables
Beginning balance	$581	$7,491	$557	$7,274
Current period (reversal) provision, net	(7)	(432)	20	(205)
Write-offs	—	—	—	—
Foreign exchange	5	54	2	44
Ending balance	$579	$7,113	$579	$7,113

For the three and six months ended June 30, 2022, the Company’s allowance for current expected credit losses related to its net investment in leases and financed sale receivables decreased by $0.1 million and increased by $5.5 million, respectively. The increase in the six months ended June 30, 2022 is principally due to reserves established against its receivables in Russia due to uncertainties associated with the ongoing Russia-Ukraine conflict, partially offset by the reversal of provisions associated with the COVID-19 pandemic as the outlook for the theatrical exhibition industry in Domestic and Rest of World markets continues to improve.

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

The following table summarizes the activity in the allowance for credit losses related to Variable Consideration Receivables for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(In thousands of U.S. Dollars)	Theater Operators	Theater Operators	Theater Operators	Theater Operators
Beginning balance	$439	$2,088	$1,082	$1,887
Current period provision (reversal), net	73	(38)	(570)	162
Write-offs	—	—	—	—
Foreign exchange	(9)	(22)	(9)	(21)
Ending balance	$503	$2,028	$503	$2,028

For the three and six months ended June 30, 2022, the Company’s allowance for current expected credit losses related to Variable Consideration Receivables increased by $0.1 million and decreased by $0.6 million, respectively. The decrease in the six months ended June 30, 2022 is principally due to the reversal of provisions associated with the COVID-19 pandemic as the outlook for the theatrical exhibition industry in Domestic and Rest of World markets continues to improve.
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

In the second quarter of 2022, the Company entered into a finance lease arrangement involving equipment used to facilitate the streaming of live events to IMAX theaters. The lease arrangement includes an option for the Company to purchase the equipment at the end of the lease term that is reasonably certain to be exercised. The resulting right-of-use assets are being depreciated from the lease commencement dates over the useful life of the underlying equipment. The incremental borrowing rate used in the calculation of the lease liabilities is based on the rate of interest the Company would have to pay to borrow on a collateralized basis over a similar term. No finance lease costs were recorded during the three and six months ended June 30, 2022 as the lease commencement dates occurred at the end of the second quarter.

For the three and six months ended June 30, 2022 and 2021, the components of operating lease expense recorded within Selling, General and Administrative expenses are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands of U.S. Dollars)	2022	2021	2022	2021
Operating lease cost(1)	$168	$211	$328	$383
Amortization of operating lease assets	669	666	1,362	1,414
Interest on operating lease liabilities	201	231	416	473
Total lease cost	$1,038	$1,108	$2,106	$2,270

(1)
Includes short-term leases and variable lease costs, which are not significant for the three and six months ended June 30, 2022 and 2021.

For the six months ended June 30, 2022 and 2021, supplemental cash and non-cash information related to leases is as follows:

	Six Months Ended June 30,
(In thousands of U.S. Dollars)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating leases	$1,679	$1,929
Finance leases	890	N/A
Supplemental disclosure of noncash leasing activities:
Right-of-use assets obtained in exchange for operating lease obligations	$622	$928
Right-of-use assets obtained in exchange for finance lease obligations	950	N/A

As of June 30, 2022 and December 31, 2021, supplemental balance sheet information related to leases is as follows:

		June 30,	December 31,
(In thousands of U.S. Dollars)		2022	2021
Assets	Balance Sheet Location
Operating lease right-of-use assets	Property, plant and equipment	$11,342	$12,132
Finance lease right-of-use assets	Property, plant and equipment	950	N/A
Liabilities	Balance Sheet Location
Operating lease liabilities	Accrued and other liabilities	$13,964	$14,691
Finance lease liabilities(1)	Accrued and other liabilities	60	N/A

(1)
Recorded net of a $0.9 million upfront payment made upon execution of the finance lease arrangement.

As of June 30, 2022 and December 31, 2021, the weighted-average remaining lease term and weighted-average interest rate associated with the Company’s operating leases are as follows:

	June 30,	December 31,
	2022	2021
Operating leases:
Weighted-average remaining lease term (years)	6.6	7.0
Weighted-average discount rate	5.99%	5.97%
Finance leases:
Weighted-average remaining lease term (years)	5.0	N/A
Weighted-average discount rate	6.00%	N/A

As of June 30, 2022, the maturities of the Company’s operating and finance lease liabilities are as follows:

(In thousands of U.S. Dollars)	Operating Leases	Finance Leases
2022 (six months remaining)	$1,575	$—
2023	2,468	60
2024	2,256	—
2025	2,111	—
2026	2,095	—
Thereafter	6,547	—
Total lease payments	$17,052	$60
Less: interest expense	(3,088)	—
Present value of lease liabilities	$13,964	$60

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

The following lease payments are expected to be received by the Company for its sales-type leases and joint revenue sharing arrangements in each of the next five years and thereafter following the June 30, 2022 balance sheet date:

	Sales-Type	Joint Revenue
(In thousands of U.S. Dollars)	Leases	Sharing Arrangements
2022 (six months remaining)	$1,734	$95
2023	3,031	128
2024	2,914	—
2025	2,768	—
2026	2,558	—
Thereafter	15,433	—
Total	$28,438	$223

(See Note 4 for additional information related to the net investment in leases related to the Company’s sales-type lease arrangements.)

6. Inventories

As of June 30, 2022 and December 31, 2021, Inventories consist of the following:

	June 30,	December 31,
(In thousands of U.S. Dollars)	2022	2021
Raw materials	$27,051	$20,551
Work-in-process	2,816	1,406
Finished goods	3,555	4,967
	$33,422	$26,924

As of June 30, 2022, Inventories include finished goods of $4.5 million (December 31, 2021 —$2.6 million) for which title had passed to the customer, but the criteria for revenue recognition were not met as of the balance sheet date.

During the three and six months ended June 30, 2022, the Company recorded write-downs of $0.3 million in Costs and Expenses Applicable to Technology Sales principally to reduce the carrying value of service parts held in Russia. In the three and six months ended June 30, 2021, the Company recorded write-downs of $0.1 million and $0.2 million, respectively, in Costs and Expenses Applicable to Technology Sales to reduce the carrying value of excess inventory.

7. Debt

(a)
Revolving Credit Facility Borrowings, Net

As of June 30, 2022 and December 31, 2021, Revolving Credit Facility Borrowings, Net includes the following:

	June 30,	December 31,
(In thousands of U.S. Dollars)	2022	2021
Credit Facility borrowings	$—	$—
Bank of China Facility borrowings	—	3,612
HSBC Facility borrowings	—	—
Unamortized debt issuance costs(1)	—	(1,140)
Revolving Credit Facility Borrowings, net	$—	$2,472

(1)
As of June 30, 2022, unamortized debt issuance costs of $2.4 million are classified within Prepaid Expenses as there were no outstanding revolving Credit Facility borrowings as of that date.

Credit Agreement

On March 25, 2022, the Company entered into a Sixth Amended and Restated Credit Agreement with Wells Fargo Bank, National Association, as agent (the “Agent”), and a syndicate of lenders party thereto (the “Credit Agreement”), which extended the maturity date of the credit facility under the Credit Agreement (the “Credit Facility”) from June 28, 2023 to March 25, 2027. The Company’s obligations under the Credit Agreement are guaranteed by certain of the Company’s subsidiaries (the “Guarantors”), and are secured by first-priority security interests in substantially all of the assets of the Company and the Guarantors.

The Credit Agreement provides for a revolving borrowing capacity of $300.0 million, and also contains an uncommitted accordion feature allowing the Company to request additional borrowing capacity in an amount equal to the greater of $440.0 million and the EBITDA of the Company for the four most recently ended fiscal quarters, in the form of revolving loans and/or term loans under the incremental facility and subject to conditions set forth in the Credit Agreement.

Until the Company delivers the compliance certificate and financial statements for the fiscal quarter ended June 30, 2022, loans under the Credit Facility will bear interest, at the Company’s option, at (i) with respect to loans on which interest is payable by reference to the Term SOFR, Eurocurrency Rate or CDOR Rate, such rate plus a margin of 2.50%; or (ii) with respect to loans on which interest is payable by reference to the U.S. base rate or the Canadian prime rate, such rate plus a margin of 1.75%. The effective interest rate for the six months ended June 30, 2021 was 2.63%. There were no amounts drawn under the Credit Facility during the six months ended June 30, 2022.

Following the delivery of the compliance certificate and financial statements for the fiscal quarter ended June 30, 2022, loans under the Credit Facility will bear interest, at the Company’s option, at (i) Term SOFR, Eurocurrency Rate or CDOR Rate plus a margin ranging from 1.00% to 1.75% per annum; or (ii) the U.S. base rate or the Canadian prime rate plus a margin ranging from 0.25% to 1.00% per annum, in each case depending on the Company’s total leverage ratio. In no event will Term SOFR, Eurocurrency Rate or CDOR Rate be less than 0.00% per annum.

The Credit Agreement requires that the Company maintain a maximum senior secured net leverage ratio of 3.25:1.00, which is tested on the last day of each fiscal quarter, commencing with the fiscal quarter ended June 30, 2022. In addition, the Credit Agreement contains customary affirmative and negative covenants, including covenants that limit indebtedness, liens, asset sales, investments and restricted payments, in each case subject to negotiated exceptions and baskets. The Credit Agreement also contains customary representations, warranties and event of default provisions.

On May 25, 2022, the Company delivered a "Designated Period" suspension notice to the Agent, and the Company, the Agent and the lenders under the Credit Agreement entered into a limited consent, which notice and limited consent evidenced and effectuated the termination of the Designated Period under the Credit Agreement. From and after the termination of the Designated Period, the $75.0 million minimum liquidity covenant in the Credit Agreement was no longer in effect.

The Company incurred fees of approximately $1.8 million in connection with the March 2022 amendment of the Credit Agreement, which are being amortized on a straight-line basis over the term of the Credit Agreement. In the first quarter of 2022, the Company expensed $0.4 million in unamortized deferred financing costs associated with lenders that are no longer parties to the Credit Agreement.

As of June 30, 2022, there were no outstanding borrowings under the Credit Facility and the Company did not have any letters of credit or advance payment guarantees outstanding under the Credit Facility. As of December 31, 2021, there were no amounts drawn under the previous credit facility, and the Company did not have any letters of credit or advance payment guarantees outstanding under the previous credit facility.

Foreign Exchange Facility

Within the Credit Facility, the Company is able to purchase foreign currency forward contracts and/or other swap arrangements. As of June 30, 2022, the net unrealized loss on the Company’s outstanding foreign currency forward contracts was $(0.1) million, representing the amount by which the notional value of these forward contracts exceeded their fair value (December 31, 2021 — net unrealized gain of $0.1 million). As of June 30, 2022, the notional value of the Company’s outstanding foreign currency forward contracts was $22.0 million (December 31, 2021 — $26.7 million).

Bank of China Facility

In June 2022, IMAX (Shanghai) Multimedia Technology Co., Ltd. (“IMAX Shanghai”), one of the Company’s majority-owned subsidiaries in China, renewed its unsecured revolving facility with Bank of China for up to 200.0 million Chinese Renminbi (“RMB”) ($29.8 million), including RMB 10.0 million ($1.5 million) for letters of guarantee, to fund ongoing working capital requirements (the “Bank of China Facility”). The Bank of China Facility expires in September 2023.

As of June 30, 2022, there were no outstanding borrowings under the Bank of China Facility and outstanding letters of guarantee were RMB 2.8 million ($0.4 million). As of December 31, 2021, outstanding Bank of China Facility borrowings were RMB 23.0 million ($3.6 million) and outstanding letters of guarantee were RMB 2.8 million ($0.5 million).

As of June 30, 2022, the amount available for future borrowings under the Bank of China Facility was RMB 190.0 million ($28.3 million) and the amount available for letters of guarantee was RMB 7.2 million ($1.1 million). The amount available for future borrowings under the Bank of China Facility is not subject to a standby fee. The effective interest rate for the three and six months ended June 30, 2022 was 4.15% (2021 ― 4.35%).

HSBC China Facility

In June 2022, IMAX Shanghai entered into an unsecured revolving facility for up to RMB 200.0 million ($29.8 million) with HSBC Bank (China) Company Limited, Shanghai Branch to fund ongoing working capital requirements (the “HSBC China Facility”). As of June 30, 2022, there was no amounts drawn under the HSBC China facility and the amount available for future borrowings was RMB 200.0 million ($29.8 million).

NBC Facility

In October 2019, the Company entered into a $5.0 million facility with National Bank of Canada (the “NBC Facility”) fully insured by Export Development Canada for use solely in conjunction with the issuance of performance guarantees and letters of credit. The NBC Facility is renewed on an annual basis. It was renewed in October 2021 for a one-year term on the same terms and conditions. The Company did not have any letters of credit or advance payment guarantees outstanding as of June 30, 2022 and December 31, 2021 under the NBC Facility.

(b)
Convertible Notes, Net

As of June 30, 2022 and December 31, 2021, Convertible Notes, Net (as defined below) consist of the following:

	June 30,	December 31,
(In thousands of U.S. Dollars)	2022	2021
Convertible Notes	$230,000	$230,000
Unamortized discounts and debt issuance costs	(5,621)	(6,359)
Convertible Notes, net	$224,379	$223,641

On March 19, 2021, the Company issued $230.0 million of 0.500% Convertible Senior Notes due 2026 (the “Convertible Notes”) in a private placement conducted pursuant to Rule 144A under the Securities Act of 1933, as amended. The net proceeds from the issuance of the Convertible Notes were $223.7 million, after deducting the initial purchasers’ discounts and commissions. In addition, the Company paid $1.2 million of debt issuance costs associated with the Convertible Notes. The Company used a portion of the net proceeds from the issuance of the Convertible Notes to make a partial repayment of previous outstanding revolving credit facility borrowings and used the remainder for working capital or other general corporate purposes.

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

(i) In January 2004, the Company and IMAX Theatre Services Ltd., a subsidiary of the Company, commenced an arbitration seeking damages before the International Court of Arbitration of the International Chamber of Commerce (the “ICC”) with respect to the breach by Electronic Media Limited (“EML”) of its December 2000 agreement with the Company. In June 2004, the Company commenced a related arbitration before the ICC against EML’s affiliate, E-City Entertainment (I) PVT Limited (“E-City”). On March 27, 2008, the arbitration panel issued a final award in favor of the Company in the amount of $11.3 million, consisting of past and future rents owed to the Company, plus interest and costs, as well as an additional $2,512 each day in interest from October 1, 2007 until the date the award is paid. In July 2008, E-City commenced a proceeding in Mumbai, India seeking to prevent recognition of the ICC award in India. On March 10, 2017, the Supreme Court of India dismissed E-City’s petition. On March 29, 2017, the Company filed an Execution Application in the Bombay High Court seeking to enforce the ICC award against E-City and several related parties, which award the Company calculates to be $24.8 million, inclusive of interest, as of June 30, 2022. That matter is currently pending. The Company has also taken steps to enforce the ICC final award outside of India. In December 2011, the Ontario Superior Court of Justice issued an order recognizing the final award and requiring E-City to pay the Company $30,000 to cover the costs of the application, and in May 2012, the New York Supreme Court recognized the Canadian judgment and entered it as a New York judgment. The Company intends to continue pursuing its rights and seeking to enforce the award, although no assurances can be given with respect to the ultimate outcome.

(ii) On November 11, 2013, Giencourt Investments, S.A. (“Giencourt”) initiated arbitration before the International Centre for Dispute Resolution in Miami, Florida, based on alleged breaches by the Company of its theater agreement and related license agreement with Giencourt. On February 7, 2017, the panel issued a Partial Final Award and on July 21, 2017, the panel issued a Final Award (collectively, the “Award”), which held that the parties had reached a binding settlement, and therefore the panel did not reach a decision regarding the merits of the dispute. On December 3, 2020, the District Judge entered a final judgment (the “Final Judgment”) against the Company in the total amount of $11.3 million as damages under the Award. As of December 31, 2020, the Company’s Consolidated Balance Sheets included a liability within Accrued and Other Liabilities of $11.3 million related to the Final Judgment, consisting of $7.2 million related to amounts collected from or owed to Giencourt principally in respect of theater systems that were not delivered and $4.1 million in respect of the remaining amounts owed under the Final Judgment. On June 23, 2021, the Company entered into a final settlement agreement with Giencourt to fully resolve all disputes between the parties in the United States and Ontario (the “Settlement Agreement”). In the second quarter of 2021, the Company paid Giencourt $9.5 million as required by the terms of the Settlement Agreement. As a result of the Settlement Agreement, the Final Judgment has been vacated, all litigation between the parties in all jurisdictions has been dismissed and full and final releases have been exchanged by the parties. Accordingly, upon entry in the Settlement Agreement on June 23, 2021, the remaining $1.8 million liability recorded within Accrued and Other Liabilities was reversed and a corresponding $1.8 million benefit was recorded in the Company’s Condensed Consolidated Statements of Operations within Legal Judgment and Arbitration Awards in the second quarter of 2021.

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

(d)
Product Warranties

The Company’s accrual for product warranties, which is recorded within Accrued and Other Liabilities in the Condensed Consolidated Balance Sheets, was $nil as of June 30, 2022 and December 31, 2021, respectively.

(e)
Director and Officer Indemnifications

The Company’s by-laws contain an indemnification of its current directors and officers, former directors and officers, and persons who have acted at its request to be a director and/or officer of an entity in which the Company is a shareholder or creditor, to indemnify them, to the extent permitted by the Canada Business Corporations Act, against expenses (including legal fees), judgments, fines and any amounts actually and reasonably incurred by them in connection with any action, suit or proceeding in which the directors and/or officers are sued as a result of their service, if they acted honestly and in good faith with a view to the best interests of the Company. In addition, the Company has entered into indemnification agreements with each of its directors in order to effectuate the foregoing. The nature of the indemnification prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to counterparties. The Company has purchased directors’ and officers’ liability insurance. No amount has been accrued in the Company’s Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021, with respect to this indemnity.

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

9. Condensed Consolidated Statements of Operations – Supplemental Information

(a)
Selling Expenses

The following table summarizes the Company's selling expenses, including sales commissions and other selling expenses such as direct advertising and marketing expenses, which are recognized within Costs and Expenses Applicable to Revenues in the Condensed Consolidated Statements of Operations, for three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022		2021
(In thousands of U.S. Dollars)	Sales Commissions	Other Selling Expenses	Sales Commissions	Other Selling Expenses
Technology sales(1)	$47	$38	$310	$196
Image enhancement and maintenance services(2)	—	4,850	—	1,507
Technology rentals(3)	(334)	265	69	117
Total	$(287)	$5,153	$379	$1,820

	Six Months Ended June 30,
	2022		2021
(In thousands of U.S. Dollars)	Sales Commissions	Other Selling Expenses	Sales Commissions	Other Selling Expenses
Technology sales(1)	$47	$200	$442	$337
Image enhancement and maintenance services(2)	—	7,765	—	2,714
Technology rentals(3)	(289)	730	163	681
Total	$(242)	$8,695	$605	$3,732

(1)
Sales commissions paid prior to the recognition of the related revenue are deferred and recognized upon the client acceptance of the IMAX Theater System. Direct advertising and marketing costs for each theater are expensed as incurred.
(2)
Film exploitation costs, including advertising and marketing costs, are expensed as incurred.
(3)
Sales commissions related to joint revenue sharing arrangements accounted for as operating leases are recognized in the month they are earned by the salesperson, which is typically the month in which the theater system is installed, and are subject to subsequent performance-based adjustments. In the second quarter of 2022, a $0.3 million reversal of accrued commissions was recorded due to such performance-based adjustments. Direct advertising and marketing costs for each theater are expensed as incurred.
(b)
Foreign Exchange

Included in Selling, General and Administrative Expenses for the three and six months ended June 30, 2022 is a net loss of $(1.7) million and $(1.9) million, respectively, (2021 — net gain of $1.1 million and $1.7 million, respectively) resulting from changes in exchange rates related to RMB denominated monetary assets and liabilities. See Note 16(c) for additional information.

(c)
Collaborative Arrangements

Joint Revenue Sharing Arrangements

As of June 30, 2022, the Company has signed traditional and hybrid joint revenue sharing arrangements with 44 exhibitors (2021 — 42) for a total of 1,245 IMAX Theater Systems (2021 — 1,226), of which 923 theaters (2021 — 897) were operational and included in the network as of that date. The terms of these arrangements are similar in nature, rights, and obligations. (See Note 5 for a description of the material terms of the Company's collaborative joint revenue sharing arrangements.) The accounting policy for the Company’s joint revenue sharing arrangements is disclosed in Note 3(p) of the Company’s audited Consolidated Financial Statements in its 2021 Form 10-K.

Revenue attributable to transactions arising between the Company and its customers under joint revenue sharing arrangements are recorded within Revenues — Technology Sales (for hybrid joint revenue sharing arrangements) and Revenues — Technology Rentals (for traditional joint revenue sharing arrangements). For the three and six months ended June 30, 2022, such revenues totaled $19.0 million and $32.7 million, respectively (2021 — $8.9 million and $19.0 million, respectively). (See Note 13(a) for a disaggregated presentation of the Company’s revenues.)

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

For the three and six months ended June 30, 2022, IMAX DMR revenue was earned from the exhibition of 18 films (13 new films and 5 carryovers), and 36 films (26 new and 10 carryovers), respectively, as compared to 17 films (14 new films and 3 carryovers) and 32 films (26 new and 6 carryovers), respectively, and the re-release of classic titles throughout the IMAX theater network during the same periods of 2021. The accounting policy for the Company’s IMAX DMR arrangements is disclosed in Note 3(p) of the Company’s audited Consolidated Financial Statements in its 2021 Form 10-K.

Revenue attributable to transactions arising between the Company and its customers under IMAX DMR arrangements are included in Revenues – Image Enhancement and Maintenance Services. For the three and six months ended June 30, 2022, such revenues totaled $27.6 million and $47.1 million, respectively, (2021 — $11.8 million and $23.7 million, respectively). (See Note 13(a) for a disaggregated presentation of the Company’s revenues.)

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

As of June 30, 2022, the Company is party to one co-produced film arrangement, which represents the VIE total assets balance of $1.6 million and liabilities balance of $0.3 million and three other co-produced film arrangements, the terms of which are similar. The accounting policies relating to co-produced film arrangements are disclosed in Notes 3(b) and 3(p) of the Company’s 2021 Form 10-K.

For the three and six months ended June 30, 2022, an expense of $0.2 million and $0.4 million, respectively (2021 — less than $0.1 million and $0.1 million, respectively) attributable to transactions between the Company and other parties involved in the production of the films have been included in Costs and Expenses Applicable to Revenues – Image Enhancement and Maintenance Services.

10. Condensed Consolidated Statements of Cash Flows – Supplemental Information

(a)
Changes in other operating assets and liabilities

	Six Months Ended
	June 30,
(In thousands of U.S. Dollars)	2022	2021
Decrease (increase) in:
Financing receivables	$7,978	$(1,163)
Prepaid expenses	(3,203)	(2,794)
Variable consideration receivables	1,750	(1,233)
Other assets	43	436
Increase (decrease) in:
Accounts payable	3,865	(5,521)
Accrued and other liabilities	(18,112)	(6,860)
	$(7,679)	$(17,135)
(b)
Depreciation and amortization

	Six Months Ended
	June 30,
(In thousands of U.S. Dollars)	2022	2021
Film assets	$7,878	$5,543
Property, plant and equipment:
Equipment supporting joint revenue sharing arrangements	11,078	11,291
Other property, plant and equipment(1)	4,213	4,877
Other intangible assets(2)	2,961	2,986
Other assets(3)	893	974
	$27,023	$25,671

(1)
Includes the amortization of laser projection systems, camera, and lens upgrades recorded in Research and Development on the Condensed Consolidated Statement of Operations of $0.3 million in the six months ended June 30, 2022 (2021 — $0.4 million).

(2)
Includes the amortization of licenses and intellectual property recorded in Research and Development on the Condensed Consolidated Statement of Operations of $0.6 million in the six months ended June 30, 2022 (2021 — $0.6 million).
(3)
Includes the amortization of lessee incentives provided by the Company to its customers under joint revenue sharing arrangements.

(c)
Write-downs

	Six Months Ended
	June 30,
(In thousands of U.S. Dollars)	2022	2021
Other assets(1)	$4,470	$—
Inventories(2)	278	200
Property, plant and equipment:
Equipment supporting joint revenue sharing arrangements(3)	212	329
Other property, plant and equipment	6	(23)
Film assets(4)	466	(44)
	$5,432	$462

(1)
In the six months ended June 30, 2022, the Company recognized a full impairment of its RMB 30.0 million ($4.5 million) investment in the film Mozart from Space (2021 — $nil) based on projected box office results and distribution costs. (See Note 16(e).)
(2)
In the six months ended June 30, 2022, the Company recorded write-downs of $0.3 million in Costs and Expenses Applicable to Technology Sales principally to reduce the carrying value of service parts held in Russia. In the six months ended June 30, 2021, the Company recorded write-downs of $0.2 million in Costs and Expenses Applicable to Technology Sales to reduce the carrying value of excess inventory.
(3)
In the six months ended June 30, 2022, the Company recorded charges of $0.2 million (2021 — $0.3 million) in Costs and Expenses Applicable to Technology Rentals mostly related to a removed IMAX Theater System, as well as the write-down of leased xenon-based digital systems which were taken out of service in connection with customer upgrades to laser-based digital systems.
(4)
In the six months ended June 30, 2022, the Company recorded impairment losses of $0.5 million (2021 — $nil) related to the write-down of DMR and documentary film assets.
(d)
Significant non-cash investing activities

	Six Months Ended
	June 30,
(In thousands of U.S. Dollars)	2022	2021
Net increase (decrease) in accruals related to:
Investment in equipment supporting joint revenue sharing arrangements	$409	$117
Acquisition of other intangible assets	43	(848)
	$452	$(731)

(e)
Significant non-cash financing activities

In the six months ended June 30, 2022, the Company declared a dividend to non-controlling interests of $2.6 million, which was paid in July 2022 and was recorded on the Condensed Consolidated Balance Sheets within Accrued and Other Liabilities as of June 30, 2022.

In the six months ended June 30, 2021, the Company incurred $1.2 million of debt issuance costs related to the Convertible Notes (see Note 7), which were not yet paid as of June 30, 2021 and were recorded on the Condensed Consolidated Balance Sheets within Accrued and Other Liabilities.

11. Income Taxes

(a)
Income Tax Expense

For the three months ended June 30, 2022, the Company recorded income tax expense of $3.1 million (2021 — $1.9 million). For the three months ended June 30, 2022, the Company’s effective tax rate differs from the combined Canadian federal and provincial statutory income tax rate due to the following factors:

	Three Months Ended		Three Months Ended
	June 30, 2022		June 30, 2021
(In thousands of U.S. Dollars, except rates)	Amount	Rate	Amount	Rate
Income tax benefit at combined statutory rates	$296	26.5%	$1,105	26.5%
Adjustments resulting from:
Change of valuation allowance	(5,426)	(485.3%)	(3,007)	(72.2%)
Shortfall tax benefits related to share-based compensation	(23)	(2.1%)	(28)	(0.7%)
Changes to tax reserves	(251)	(22.5%)	892	21.4%
Changes to deferred tax assets and liabilities resulting from audit and other tax return adjustments	2,497	223.4%	(700)	(16.8%)
Other non-deductible/non-taxable items	(226)	(20.2%)	(208)	(5%)
Income tax expense	$(3,133)	(280.2%)	$(1,946)	(46.7%)

For the three months ended June 30, 2022, the Company recorded an additional $5.4 million (2021 — $3.0 million) valuation allowance against deferred tax assets in jurisdictions where management cannot reliably forecast that sufficient future tax liabilities will arise in specific jurisdictions, which includes the impact of the COVID-19 pandemic. Accordingly, the tax benefit associated with the current period losses in these jurisdictions is not ultimately reflected in the Company’s Condensed Consolidated Statements of Operations.

For the six months ended June 30, 2022, the Company recorded income tax expense of $5.7 million (2021 — $5.0 million). For the six months ended June 30, 2022, the Company’s effective tax rate differs from the combined Canadian federal and provincial statutory income tax rate due to the following factors:

	Six Months Ended		Six Months Ended
	June 30, 2022		June 30, 2021
(In thousands of U.S. Dollars, except rates)	Amount	Rate	Amount	Rate
Income tax benefit at combined statutory rates	$2,772	26.5%	$3,074	26.5%
Adjustments resulting from:
Change of valuation allowance	(10,435)	(99.8%)	(9,978)	(86.0%)
(Shortfall) excess tax benefits related to share-based compensation	(152)	(1.5%)	713	6.1%
Changes to tax reserves	(411)	(3.9%)	1,449	12.5%
Gain on sale of Maoyan investment not taxable	—	—	1,367	11.8%
Withholding taxes resulting from management's decision to no longer indefinitely reinvest the historical earnings of certain foreign subsidiaries	—	—	(547)	(4.7%)
Changes to deferred tax assets and liabilities resulting from audit and other tax return adjustments	2,497	23.9%	(700)	(6.0%)
Other non-deductible/non-taxable items	(14)	(0.1%)	(392)	(3.4%)
Income tax expense	$(5,743)	(54.9%)	$(5,014)	(43.2%)

As of June 30, 2022, the Company’s Condensed Consolidated Balance Sheets include net deferred income tax assets of $14.0 million, net of a valuation allowance of $56.4 million (December 31, 2021 — $13.9 million, net of a valuation allowance of $46.0 million). The valuation allowance will be reversed when and if management determines it is more likely than not that the Company will incur sufficient tax liabilities to allow it to utilize the deferred tax assets against which the valuation allowance is recorded. Despite the valuation allowance recorded against its deferred tax assets, the Company remains entitled to benefit from tax attributes which currently have a valuation allowance applied to them.

(b)
Income Tax Effect on Other Comprehensive (Loss) Income

For the three and six months ended June 30, 2022 and 2021, the Income Tax Benefit (Expense) related to the components of Other Comprehensive (Loss) Income is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands of U.S. Dollars)	2022	2021	2022	2021
Unrealized change in cash flow hedging instruments	$159	$(80)	$77	$(157)
Realized change in cash flow hedging instruments	(17)	216	(25)	276
Reclassification of unrealized change in ineffective cash flow hedging instruments	—	70	—	76
Defined benefit and postretirement benefit plans	(12)	(12)	(24)	(25)
	$130	$194	$28	$170

12. Capital Stock and Reserves

(a)
Share-Based Compensation

For the three and six months ended June 30, 2022, share-based compensation expense totaled $7.6 million and $13.7 million, respectively (2021 — $6.8 million and $12.1 million, respectively) and is reflected in the following accounts in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands of U.S. Dollars)	2022	2021	2022	2021
Cost and expenses applicable to revenues	$269	$312	$508	$606
Selling, general and administrative expenses	7,263	6,396	12,989	11,340
Research and development	105	87	192	156
	$7,637	$6,795	$13,689	$12,102

The following table summarizes the Company’s share-based compensation expense by each award type:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands of U.S. Dollars)	2022	2021	2022	2021
Stock Options	$122	$204	$329	$555
Restricted Share Units	4,478	4,473	7,889	7,624
Performance Stock Units	1,724	972	3,453	1,986
IMAX China Stock Options	24	46	58	102
IMAX China Long Term Incentive Plan Restricted Share Units	1,093	985	1,590	1,617
IMAX China Long Term Incentive Plan Performance Stock Units	196	115	370	218
	$7,637	$6,795	$13,689	$12,102

For the three and six months ended June 30, 2022 and 2021, share-based compensation expense includes $1.3 million related to restricted share units granted to non-employee directors of IMAX Corporation and IMAX China (2021 — $1.3 million).

Stock Option Summary

The following table summarizes the activity under the Company’s Stock Option Plan (“SOP”) and the IMAX Corporation Second Amended and Restated Long-Term Incentive Plan (as may be amended, “IMAX LTIP”) for the six months ended June 30, 2022 and 2021:

	Number of Shares		Weighted Average Exercise Price Per Share
	2022	2021	2022	2021
Stock options outstanding, beginning of period	3,736,157	4,892,962	$26.61	$26.81
Granted	—	—	—	—
Exercised	—	(41,613)	—	21.23
Forfeited	—	(86,587)	—	22.51
Expired	(126,569)	(903,038)	33.61	28.31
Cancelled	(2,197)	(10,917)	32.50	27.20
Stock options outstanding, end of period	3,607,391	3,850,807	26.36	26.61
Stock options exercisable, end of period	3,524,888	3,600,160	26.45	26.92

Stock options are no longer granted under the Company’s previously approved SOP.

Restricted Share Units (“RSU”) Summary

The following table summarizes the activity in respect of RSUs issued under the IMAX LTIP for the six months ended June 30, 2022 and 2021:

	Number of Awards		Weighted Average Grant Date Fair Value Per Share
	2022	2021	2022	2021
RSUs outstanding, beginning of period	1,457,883	1,564,838	$19.16	$18.33
Granted	690,509	829,057	19.43	21.05
Vested and settled	(711,376)	(568,714)	18.68	19.10
Forfeited	(28,060)	(220,195)	20.16	19.66
RSUs outstanding, end of period	1,408,956	1,604,986	19.51	19.28

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

The amount and timing of compensation expense recognized for PSUs with EBITDA-based targets is dependent upon management's assessment of the likelihood of achieving these targets. If, as a result of management’s assessment, it is projected that a greater number of PSUs will vest than previously anticipated, a life-to-date adjustment to increase compensation expense is recorded in the period that such determination is made. Conversely, if, as a result of management’s assessment, it is projected that a lower number of PSUs will vest than previously anticipated, a life-to-date adjustment to decrease compensation expense is recorded in the period that such determination is made. The expense recognized in the six months ended June 30, 2022 and 2021 includes adjustments reflecting management’s estimate of the number of PSUs with EBITDA-based targets expected to vest.

The following table summarizes the activity in respect of PSUs issued under the IMAX LTIP for the six months ended June 30, 2022 and 2021:

	Number of Awards		Weighted Average Grant Date Fair Value Per Share
	2022	2021	2022	2021
PSUs outstanding, beginning of period	613,405	361,844	$18.21	$15.68
Granted	359,138	309,574	20.34	20.77
Forfeited	(8,073)	(54,634)	20.90	16.08
PSUs outstanding, end of period	964,470	616,784	18.98	18.20

As of June 30, 2022, the maximum number of shares of common stock that may be issued with respect to PSUs outstanding is 1,687,823, assuming full achievement of the EBITDA and TSR targets.

(b)
Issuer Purchases of Equity Securities

On April 28, 2022, the Company’s Board of Directors approved a 12-month extension to its share repurchase program through June 30, 2023. The extension authorized the Company to repurchase up to the remaining amount available of the original $200.0 million initially authorized under the share repurchase program when it commenced on July 1, 2017. The repurchases may be made either in the open market or through private transactions, including repurchases made pursuant a plan intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, subject to market conditions, applicable legal requirements, and other relevant factors. The Company has no obligation to repurchase shares and the share repurchase program may be suspended or discontinued by the Company at any time.

During the three and six months ended June 30, 2022, the Company repurchased 2,702,548 and 3,083,200 common shares, respectively, at an average price of $15.92 and $15.99 per share, respectively, for a total of $43.0 million and $49.3 million, respectively, excluding commissions. The Company did not repurchase any common shares during the three and six months ended June 30, 2021. As of June 30, 2022, the Company has $26.2 million available under its approved repurchase program. During the three and six months ended June 30, 2022 and 2021, there were no shares purchases in the administration of employee share based plans.

As of June 30, 2022 and December 31, 2021, the IMAX LTIP trustee did not hold any shares. Any shares held with the trustee are recorded at cost and are reported as a reduction against Capital Stock on the Company’s Condensed Consolidated Balance Sheets.

Subsequent to June 30, 2022 and through July 27, 2022, the Company completed repurchases through a 10b5-1 program of 71,467 shares at an average price of $15.93 per share, for a total cost of $1.1 million, excluding commissions.

In 2021, IMAX China's shareholders granted its Board of Directors a general mandate authorizing the Board, subject to applicable laws, to repurchase shares of IMAX China not to exceed 10% of the total number of issued shares as of May 6, 2021 (34,835,824 shares). This program expired on the date of the 2022 Annual General Meeting of IMAX China on June 23, 2022. During the 2022 Annual General Meeting, shareholders approved the repurchase of shares of IMAX China not to exceed 10% of the total number of issued shares as of June 23, 2022 (34,063,480 shares). This program will be valid until the 2023 Annual General Meeting of IMAX China. The repurchases may be made in the open market or through other means permitted by applicable laws. IMAX China has no obligation to repurchase its shares and the share repurchase program may be suspended or discontinued by IMAX China at any time. During the three and six months ended June 30, 2022, IMAX China repurchased nil and 1,448,000 common shares, respectively, at an average price of HKD nil and HKD 9.89 per share, respectively (U.S. $nil and $1.26 per share, respectively), for a total of HKD nil and HKD 14.3 million or U.S. $nil and $1.8 million, respectively. IMAX China did not repurchase any common shares during the three and six months ended June 30, 2021. The change in the non-controlling interest attributable to IMAX China as a result of common shares repurchased is recorded as a reduction to Non-Controlling Interests in the Condensed Consolidated Balance Sheets and the Condensed Consolidated Statements of Shareholders’ Equity. The difference between the consideration paid and the ownership interest obtained as a result of IMAX China share repurchases is recorded within Other Equity in the Condensed Consolidated Balance Sheets and the Condensed Consolidated Statements of Shareholders’ Equity. (See Note 1.)

(c)
Basic and Diluted Weighted Average Shares Outstanding

The following table reconciles the denominator of the basic and diluted weighted average share computations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2022	2021	2022	2021
Issued and outstanding, beginning of period	58,751	59,358	58,654	58,921
Weighted average number of shares (repurchased) issued, net	(1,430)	9	(711)	269
Weighted average number of shares outstanding — basic	57,321	59,367	57,943	59,190
Weighted average effect of potential common shares, if dilutive	—	—	—	—
Weighted average number of shares outstanding — diluted	57,321	59,367	57,943	59,190

For the three and six months ended June 30, 2022, the calculation of diluted weighted average shares outstanding excludes 6,302,818 shares (2021 — 6,239,713 shares) that are issuable upon the vesting or exercise of share-based compensation including: (i) 1,408,956 RSUs (2021 — 1,604,986 RSUs), (ii) 1,286,471 PSUs (2021 — 783,920 PSUs) and (iii) 3,607,391 stock options (2021 — 3,850,807 stock options), as the effect would be anti-dilutive.

The calculation of diluted weighted average shares outstanding for the three and six months ended June 30, 2022 and 2021 also excludes any shares potentially issuable upon the conversion of the Convertible Notes as the average market price of the Company’s common shares during the period of time they were outstanding was less than the conversion price of the Convertible Notes. (See Note 7(b).)

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

In 2021, one of the Company’s PRC subsidiaries declared and paid dividends of RMB 131.6 million ($20.4 million). In the third quarter of 2021, upon passage of the requisite resolution of the Board of Directors, a statutory surplus reserve of RMB 36.4 million ($5.6 million) was recorded within Shareholders’ Equity as an appropriation of the retained earnings of the Company’s PRC subsidiaries, of which $3.9 million is attributable to the Company’s common shareholders and $1.7 million is attributable to non-controlling shareholders. The statutory surplus reserve of RMB 36.4 million ($5.6 million) has reached 50% of its PRC subsidiaries’ registered capital. No additional statutory surplus reserve was recorded by the Company's PRC subsidiaries for the three months ended June 30, 2022.
13. Revenue from Contracts with Customers

(a)
Disaggregated Information About Revenue

The following tables summarize the Company’s revenues by type and reportable segment for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30, 2022
	Revenue from
	Contracts with Customers		Revenue from
(In thousands of U.S. Dollars)	Fixed Consideration	Variable Consideration	Lease Arrangements	Finance Income	Total
Technology sales
IMAX Systems(1)	$4,925	$1,016	$34	$—	$5,975
Joint Revenue Sharing Arrangements, fixed fees	—	—	498	—	498
Other Theater Business	920	—	—	—	920
All Other	836	—	—	—	836
Sub-total	6,681	1,016	532	—	8,229
Image enhancement and maintenance services
IMAX DMR	—	27,581	—	—	27,581
IMAX Maintenance	14,683	—	—	—	14,683
Film Distribution	23	818	—	—	841
Film Post-Production	1,122	—	—	—	1,122
All Other	—	731	—	—	731
Sub-total	15,828	29,130	—	—	44,958
Technology rentals
Joint Revenue Sharing Arrangements, contingent rent	—	—	18,525	—	18,525
Sub-total	—	—	18,525	—	18,525
Finance income
IMAX Systems	—	—	—	2,256	2,256
Total	$22,509	$30,146	$19,057	$2,256	$73,968

	Six Months Ended June 30, 2022
	Revenue from
	Contracts with Customers		Revenue from
(In thousands of U.S. Dollars)	Fixed consideration	Variable consideration	Lease Arrangements	Finance Income	Total
Technology sales
IMAX Systems(1)	$10,870	$1,384	$34	$—	$12,288
Joint Revenue Sharing Arrangements, fixed fees	—	—	1,488	—	1,488
Other Theater Business	1,590	—	—	—	1,590
All Other	1,758	81	—	—	1,839
Sub-total	14,218	1,465	1,522	—	17,205
Image enhancement and maintenance services
IMAX DMR	—	47,145	—	—	47,145
IMAX Maintenance	29,625	—	—	—	29,625
Film Distribution	167	1,255	—	—	1,422
Film Post-Production	1,947	—	—	—	1,947
All Other	—	913	—	—	913
Sub-total	31,739	49,313	—	—	81,052
Technology rentals
Joint Revenue Sharing Arrangements, contingent rent	—	—	31,168	—	31,168
All Other	—	—	18	—	18
Sub-total	—	—	31,186	—	31,186
Finance income
IMAX Systems	—	—	—	4,561	4,561
Total	$45,957	$50,778	$32,708	$4,561	$134,004

	Three Months Ended June 30, 2021
	Revenue from
	Contracts with Customers		Revenue from
(In thousands of U.S. Dollars)	Fixed Consideration	Variable Consideration	Lease Arrangements	Finance Income	Total
Technology sales
IMAX Systems(1)	$9,604	$691	$2,746	$—	$13,041
Joint Revenue Sharing Arrangements, fixed fees	—	—	1,002	—	1,002
Other Theater Business	475	—	—	—	475
All Other	652	3	—	—	655
Sub-total	10,731	694	3,748	—	15,173
Image enhancement and maintenance services
IMAX DMR	—	11,793	—	—	11,793
IMAX Maintenance	11,235	—	—	—	11,235
Film Distribution	1	193	—	—	194
Film Post-Production	1,396	—	—	—	1,396
All Other	—	93	—	—	93
Sub-total	12,632	12,079	—	—	24,711
Technology rentals
Joint Revenue Sharing Arrangements, contingent rent	—	—	7,862	—	7,862
All Other	—	—	268	—	268
Sub-total	—	—	8,130	—	8,130
Finance income
IMAX Systems	—	—	—	2,941	2,941
Total	$23,363	$12,773	$11,878	$2,941	$50,955

	Six Months Ended June 30, 2021
	Revenue from
	Contracts with Customers		Revenue from
(In thousands of U.S. Dollars)	Fixed consideration	Variable consideration	Lease Arrangements	Finance Income	Total
Technology sales
IMAX Systems(1)	$10,442	$1,771	$4,122	$—	$16,335
Joint Revenue Sharing Arrangements, fixed fees	—	—	2,740	—	2,740
Other Theater Business	912	—	—	—	912
All Other	1,320	41	—	—	1,361
Sub-total	12,674	1,812	6,862	—	21,348
Image enhancement and maintenance services
IMAX DMR	—	23,737	—	—	23,737
IMAX Maintenance	20,141	—	—	—	20,141
Film Distribution	1	415	—	—	416
Film Post-Production	1,987	—	—	—	1,987
All Other	—	45	—	—	45
Sub-total	22,129	24,197	—	—	46,326
Technology rentals
Joint Revenue Sharing Arrangements, contingent rent	—	—	16,221	—	16,221
All Other	—	—	268	—	268
Sub-total	—	—	16,489	—	16,489
Finance income
IMAX Systems	—	—	—	5,546	5,546
Total	$34,803	$26,009	$23,351	$5,546	$89,709

(1)
Includes revenues earned from sale and sales-type lease arrangements involving new and upgraded IMAX Theater Systems, as well as the impact of renewals and amendments to existing theater system arrangements.
(b)
Deferred Revenue

IMAX Theater System sale and lease arrangements include a requirement for the Company to provide maintenance services over the life of the arrangement, subject to a consumer price index adjustment each year. In circumstances where customers prepay the entire term’s maintenance fee, additional payments are due to the Company for the years after its extended warranty and maintenance obligations expire. Payments upon renewal each year are either prepaid or made in arrears and can vary in frequency from monthly to annually. As of June 30, 2022, $17.3 million of consideration has been deferred in relation to outstanding maintenance services to be provided on existing maintenance contracts (December 31, 2021 — $20.2 million). Maintenance revenue is recognized evenly over the contract term which coincides with the period over which maintenance services are provided. In the event of customer default, any payments made by the customer may be retained by the Company.

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

The following table presents the Company’s revenue and gross margin (margin loss) by category and reportable segment for the three months ended June 30, 2022 and 2021:

	Revenue(1)		Gross Margin (Margin Loss)
(In thousands of U.S. Dollars)	2022	2021	2022	2021
IMAX Technology Network
IMAX DMR	$27,581	$11,793	$18,000	$6,861
JRSA, contingent rent	18,525	7,862	12,889	1,790
	46,106	19,655	30,889	8,651
IMAX Technology Sales and Maintenance
IMAX Systems(2)	8,231	15,982	5,427	10,548
JRSA, fixed fees	498	1,002	(19)	347
IMAX Maintenance	14,683	11,235	7,367	5,075
Other Theater Business(3)	920	483	46	142
	24,332	28,702	12,821	16,112
Film Distribution and Post-Production
Film Distribution	841	194	(1,015)	(54)
Post-Production	1,122	1,396	488	660
	1,963	1,590	(527)	606
Sub-total for reportable segments	72,401	49,947	43,183	25,369
All Other(4)	1,567	1,008	853	234
Total	$73,968	$50,955	$44,036	$25,603

The following table presents the Company’s revenue and gross margin (margin loss) by category and reportable segment for the six months ended June 30, 2022 and 2021:

	Revenue(1)		Gross Margin (Margin Loss)
(In thousands of U.S. Dollars)	2022	2021	2022	2021
IMAX Technology Network
IMAX DMR	$47,145	$23,737	$31,557	$15,112
JRSA, contingent rent	31,168	16,221	19,087	3,673
	78,313	39,958	50,644	18,785
IMAX Technology Sales and Maintenance
IMAX Systems(2)	16,849	21,881	9,403	13,560
JRSA, fixed fees	1,488	2,740	233	503
IMAX Maintenance	29,625	20,141	15,237	8,898
Other Theater Business(3)	1,590	920	146	205
	49,552	45,682	25,019	23,166
Film Distribution and Post-Production
Film Distribution	1,422	416	(2,262)	(315)
Post-Production	1,947	1,987	874	896
	3,369	2,403	(1,388)	581
Sub-total for reportable segments	131,234	88,043	74,275	42,532
All Other(4)	2,770	1,666	1,532	352
Total	$134,004	$89,709	$75,807	$42,884

(1)
The Company’s largest customer represents 17% and 15%, respectively, of total Revenues for the three and six months ended June 30, 2022 (2021 — 20% and 25%, respectively). No single customer comprises more than 10% of the Company’s total Accounts Receivable as of June 30, 2022 and December 31, 2021.
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
(4)
All Other includes the results from IMAX Enhanced and other ancillary activities. In the second quarter of 2022, the Company's internal reporting was updated to reclassify the results of IMAX Enhanced out of the New Business Initiatives segment into All Other for segment reporting purposes. Prior period comparatives have been revised to conform with the current period presentation.

Geographic Information

Revenue by geographic area is based on the location of the customer. Revenue related to IMAX DMR is presented based upon the geographic location of the theaters that exhibit the remastered films. IMAX DMR revenue is generated through contractual relationships with studios and other third parties and these may not be in the same geographical location as the theater.

The following table summarizes the Company's revenues by geographic area for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands of U.S. Dollars)	2022	2021	2022	2021
United States	$33,646	$14,107	$52,713	$17,806
Greater China	11,237	27,913	32,713	53,431
Asia (excluding China)	11,357	3,610	17,124	7,912
Western Europe	10,701	2,157	17,762	3,526
Latin America	2,543	345	4,429	398
Canada(2)	1,968	90	3,740	(463)
Russia/the CIS & Ukraine(1)	146	1,338	1,156	3,224
Rest of the World	2,370	1,395	4,367	3,875
Total	$73,968	$50,955	$134,004	$89,709

(1)
In addition to Russia, the CIS includes Azerbaijan, Belarus, Kazakhstan, and Kyrgyzstan. In March 2022, in response to the ongoing conflict between Russia and Ukraine and resulting sanctions, the Company suspended its operations in Russia and Belarus. As of June 30, 2022, the IMAX network includes 54 theaters in Russia, nine theaters in Ukraine, and one theater in Belarus.
(2)
For the six months ended June 30, 2021, the amount attributable to Canada includes a $0.5 million reversal of previously recorded revenue and a corresponding reduction in the net investment in lease as a result of a lease modification entered into during the period.

No single country in the Rest of the World, Western Europe, Latin America and Asia (excluding Greater China) comprises more than 10% of the Company’s total revenue in the six months ended June 30, 2022 and 2021.
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

As of June 30, 2022 and December 31, 2021, the Company’s projected benefit obligation and unfunded status related to the SERP are as follows:

	June 30,	December 31,
(In thousands of U.S. Dollars)	2022	2021
Projected benefit obligation:
Obligation, beginning of period	$20,056	$20,116
Interest cost	80	72
Actuarial gain	—	(132)
Obligation, end of period and unfunded status	$20,136	$20,056

For the three and six months ended June 30, 2022, the Company recorded interest costs of less than $0.1 million and $0.1 million, respectively (2021 — less than $0.1 million) related to the SERP. The Company expects to recognize additional interest costs of $0.1 million related to the SERP during the remainder of 2022. No contributions are expected to be made to the SERP in 2022.

(b)
Defined Contribution Pension Plan

The Company also maintains defined contribution plans for its employees, including its executive officers. The Company makes contributions to these plans on behalf of employees in an amount up to 5% of their base salary subject to certain prescribed maximums. During the three and six months ended June 30, 2022, the Company contributed and recorded expense of $0.3 million and $0.6 million, respectively (2021 — $0.3 million and $0.6 million, respectively) to its Canadian defined contribution plan and $0.1 million and $0.4 million, respectively (2021 — $0.1 million and $0.3 million, respectively) to its defined contribution employee plan under Section 401(k) of the U.S. Internal Revenue Code.

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

As of June 30, 2022, the Company’s postretirement benefits obligation under this plan is $0.7 million (December 31, 2021 — $0.7 million). For the three and six months ended June 30, 2022, the Company has recorded an expense of less than $0.1 million (2021 — less than $0.1 million) related to this plan.

(d)
Postretirement Benefits – Canadian Employees

The Company has an unfunded postretirement plan for its Canadian employees meeting specific eligibility requirements. The Company will provide eligible participants, upon retirement, with health and welfare benefits. As of June 30, 2022, the Company’s postretirement benefits obligation under this plan is $1.6 million (December 31, 2021 — $1.7 million). For the three and six months ended June 30, 2022, the Company has recorded expense of less than $0.1 million and $0.1 million, respectively, (2021 — less than $0.1 million) related to this plan.

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

As of June 30, 2022, the benefit obligation related to the Retirement Plan was $3.9 million (December 31, 2021 — $3.8 million) and is recorded on the Company’s Condensed Consolidated Balance Sheets within Accrued and Other Liabilities. As the Retirement Plan is fully vested, the benefit obligation is measured at the present value of the benefits expected to be paid in the future with the accretion of interest recognized in the Condensed Consolidated Statements of Operations within Retirement Benefits Non-Service Expense.

The Retirement Plan is funded by an investment in company-owned life insurance (“COLI”), which is recorded at its fair value on the Company’s Condensed Consolidated Balance Sheets within Prepaid Expenses. As of June 30, 2022, fair value of the COLI asset was $3.3 million (December 31, 2021 — $3.3 million). Gains and losses resulting from changes in the cash surrender value of the COLI asset are recognized in the Condensed Consolidated Statements of Operations within Realized and Unrealized Investment Gains.

16. Financial Instruments

(a)
Financial Instruments

The Company maintains cash with various major financial institutions. The Company’s cash is invested with highly rated financial institutions. The Company’s $110.1 million balance of cash and cash equivalents as of June 30, 2022 (December 31, 2021 — $189.7 million) includes $86.4 million in cash held outside of Canada (December 31, 2021 — $102.1 million), of which $58.5 million was held in the PRC (December 31, 2021 — $76.3 million).

(b)
Fair Value Measurements

The carrying values of the Company’s Cash and Cash Equivalents, Accounts Receivable, Accounts Payable and Accrued and Other Liabilities due within one year approximate their fair values due to the short-term maturity of these instruments. Including these instruments, the Company’s financial instruments consist of the following:

	As of June 30, 2022		As of December 31, 2021
(In thousands of U.S. Dollars)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Level 1
Cash and cash equivalents(1)	$110,112	$110,112	$189,711	$189,711
Equity securities(2)	1,092	1,092	1,087	1,087
Level 2
Net financed sales receivables(3)	$100,460	$100,106	$112,657	$112,662
Net investment in sales-type leases(3)	26,713	26,765	28,392	28,407
Equity securities(1)	1,000	1,000	1,000	1,000
COLI(4)	3,335	3,335	3,275	3,275
Foreign exchange contracts — designated forwards(2)	(122)	(122)	79	79
Bank of China Facility borrowings(1)	—	—	(3,612)	(3,612)
Convertible Notes(5)	(230,000)	(201,825)	(230,000)	(223,100)
Level 3
Interest in film classified as a financial instrument(6)	$—	$—	$—	$—

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
(6)
Recorded at amortized cost less impairment losses. Inputs used in the calculation of estimated fair value include management's projection of future box office and ancillary receipts for the film net of distribution costs and other costs in accordance with the investment agreement. See 16(e) below.

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

The Company has entered into a series of foreign currency forward contracts to manage the risks associated with the volatility of foreign currencies. Certain of these foreign currency forward contracts met the criteria required for hedge accounting under the Derivatives and Hedging Topic of the FASB ASC at inception, and continue to meet hedge effectiveness tests at June 30, 2022 (the “Foreign Currency Hedges”), with settlement dates throughout 2022 and 2023. Foreign currency derivatives are recognized and measured in the Condensed Consolidated Balance Sheets at fair value. Changes in the fair value (i.e., gains or losses) are recognized in the Condensed Consolidated Statements of Operations except for derivatives designated and qualifying as foreign currency cash flow hedging instruments. The Company currently has cash flow hedging instruments associated with Selling, General and Administrative Expenses. For foreign currency cash flow hedging instruments related to Selling, General and Administrative Expenses, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in Accumulated Other Comprehensive (Loss) Income and reclassified to the Condensed Consolidated Statements of Operations when the forecasted transaction occurs. Any ineffective portion is recognized immediately in the Condensed Consolidated Statements of Operations.

The following tabular disclosures reflect the impact that derivative instruments and hedging activities have on the Company’s Condensed Consolidated Financial Statements:

Notional value of foreign exchange contracts:

	June 30,	December 31,
(In thousands of U.S. Dollars)	2022	2021
Derivatives designated as hedging instruments:
Foreign exchange contracts — Forwards	$22,004	$26,702

Fair value of derivatives in foreign exchange contracts:

		June 30,	December 31,
(In thousands of U.S. Dollars)	Balance Sheet Location	2022	2021
Derivatives designated as hedging instruments:
Foreign exchange contracts — Forwards	Other assets	$45	$184
	Accrued and other liabilities	(167)	(105)
		$(122)	$79

Derivatives in foreign currency hedging relationships are as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
(In thousands of U.S. Dollars)		2022	2021	2022	2021
Foreign exchange contracts	Derivative (Loss) Gain
— Forwards	Recognized in OCI
	(Effective Portion)	$(610)	$305	$(295)	$600

	Location of Derivative (Loss) Gain
	Reclassified from AOCI	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands of U.S. Dollars)	(Effective Portion)	2022	2021	2022	2021
Foreign exchange contracts	Selling, general and
— Forwards	administrative expenses	$(66)	$824	$(95)	$1,055

Non-designated derivatives in foreign currency relationships are as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
(In thousands of U.S. Dollars)	Location of Derivative Gain	2022	2021	2022	2021
Foreign exchange contracts	Selling, general and
— Forwards	administrative expenses	$—	$369	$—	$391

The Company's estimated net amount of the existing loss as of June 30, 2022 is $(0.1) million, which is expected to be reclassified to earnings within the next twelve months.

(d)
Investments in Equity Securities

As of June 30, 2022, the Condensed Consolidated Balance Sheets includes $1.1 million (December 31, 2021 — $1.1 million) of investments in equity securities.

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

As of June 30, 2022, the Company held investments in the preferred shares of enterprises which meet the criteria for classification as an equity security carried at historical cost, net of impairment charges. The carrying value of these equity security investments was $1.0 million at June 30, 2022 (December 31, 2021 — $1.0 million) and is recorded in Other Assets.

(e)
Interest in Film

On January 10, 2022, IMAX (Shanghai) Culture and Technology Co., Ltd, a wholly-owned subsidiary of IMAX China, entered into a joint film investment agreement with Wanda Film (Horgos) Co. Ltd. to invest RMB 30.0 million ($4.7 million) in the movie Mozart from Space, which was released on July 15, 2022. Pursuant to the investment agreement, IMAX (Shanghai) Culture and Technology Co., Ltd. has the right to receive a share of the profits or losses of the film distribution. IMAX (Shanghai) Culture and Technology Co., Ltd.'s commitment is limited to its investment and has no further obligation if the actual movie production cost exceeds the original budget. The investment meets the criteria for classification as a financial asset. The investment is measured at amortized cost less impairment losses and is recorded within Other Assets in the Condensed Consolidated Balance Sheets.

During the three and six months ended June 30, 2022, the Company recognized a full impairment of its RMB 30.0 million ($4.5 million) investment in Mozart from Space based on projected box office results and distribution costs.

17. Non-Controlling Interests

(a)
IMAX China Non-Controlling Interest

The Company indirectly owns 71.41% of IMAX China, whose shares trade on the Hong Kong Stock Exchange (December 31, 2021 — 71.11%). IMAX China remains a consolidated subsidiary of the Company. As of June 30, 2022, the balance of the Company’s non-controlling interest in IMAX China is $66.6 million (December 31, 2021 — $73.5 million). For the three and six months ended June 30, 2022, the net (loss) income attributable to the non-controlling interest in IMAX China is $(1.4) million and $0.3 million, respectively (2021 — $3.1 million and $7.4 million, respectively).

(b)
Other Non-Controlling Interest

The Company’s Original Film Fund was established in 2014 to co-finance a portfolio of 10 original large-format films. The initial investment in the Original Film Fund was committed by a third party in the amount of $25.0 million, with the possibility of contributing additional funds. The Company has contributed $9.0 million to the Original Film Fund since 2014 and has reached its maximum contribution. As of June 30, 2022, the Original Film Fund has invested $22.3 million toward the development of original films. The related production, financing and distribution agreement includes put and call rights relating to change of control of the rights, title and interest in the co-financed pictures.

(c)
Non-Controlling Interest in Temporary Equity

The following table summarizes the movement of the non-controlling interest in temporary equity related to the Original Film Fund for the six months ended June 30, 2022 and 2021:

	June 30,
(In thousands of U.S. Dollars)	2022	2021
Beginning balance	$758	$759
Net (loss) income	(16)	7
Ending balance	$742	$766

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Presented below is Management's Discussion and Analysis of Financial Condition and Results of Operations (or "MD&A") for IMAX Corporation and its consolidated subsidiaries (“IMAX” or the “Company”) for the three and six months ended June 30, 2022 and 2021. MD&A should be read in conjunction with Note 14, "Segment Reporting," in the accompanying Condensed Consolidated Financial Statements in Item 1.

As of June 30, 2022, the Company indirectly owns 71.41% of IMAX China Holding, Inc. (“IMAX China”), whose shares trade on the Hong Kong Stock Exchange. IMAX China is a consolidated subsidiary of the Company.

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

IMAX®, IMAX® Dome, IMAX® 3D, IMAX® 3D Dome, Experience It In IMAX®, The IMAX Experience®, An IMAX Experience®, An IMAX 3D Experience®, IMAX DMR®, DMR®, Filmed For IMAXTM, IMAX LiveTM, IMAX EnhancedTM, IMAX nXos® and Films to the Fullest®, are trademarks and trade names of the Company or its subsidiaries that are registered or otherwise protected under laws of various jurisdictions.

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

IMAX Theater Systems are based on proprietary and patented image, audio, and other technology developed over the course of the Company’s history since its founding in 1968. The customers for IMAX Theater Systems are principally theater exhibitors that operate commercial multiplex theaters, and, to a much lesser extent, museums, science centers, and destination entertainment sites. The Company generally does not own the theaters in the IMAX network and is not an exhibitor, but instead sells or leases the IMAX Theater System to exhibitor customers along with a license to use its trademarks.

As of June 30, 2022, there were 1,694 IMAX Theater Systems in 87 countries and territories, including 1,610 commercial multiplexes, 12 commercial destinations, and 72 institutional locations in the Company's global theater network. This compares to 1,654 IMAX Theater Systems in 85 countries and territories as of June 30, 2021, including 1,569 commercial multiplexes, 12 commercial destinations, and 73 institutional locations in the Company's global theater network. (See the table below under “IMAX Network and Backlog” for additional information on the composition of the IMAX network.)

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

As a result of the engineering and scientific achievements that are a hallmark of The IMAX Experience, the Company’s exhibitor customers typically charge a premium for IMAX films over films exhibited in their other auditoriums. The premium pricing, combined with the higher attendance levels associated with IMAX films, generates incremental box office for the Company’s exhibitor customers and for the movie studios releasing their films to the IMAX network. The incremental box office generated by IMAX films has helped establish IMAX as a key premium distribution and marketing platform for Hollywood and foreign local language movie studios.

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

In addition, the Company continues to evolve its platform to bring new, innovative IMAX LiveTM events and experiences to audiences worldwide. The Company has a connected IMAX theater footprint capable of delivering live, interactive content with low latency and superior sight and sound. As of June 30, 2022, 80 theaters in the IMAX network across the United States, Canada, and Europe were configured to enable the streaming of live events with additional theaters expected to go-live throughout 2022, and the Company expects to double its connected footprint by year-end.

In March 2022, in response to the ongoing conflict between Russia and Ukraine and resulting sanctions, the Company suspended its operations in Russia and Belarus. As of June 30, 2022, the IMAX network includes 54 theaters in Russia, nine theaters in Ukraine, and one theater in Belarus, and the Company's backlog includes 14 theaters in Russia, one theater in Ukraine, and seven theaters in Belarus with a total fixed contracted value of $25.6 million. In the first quarter of 2022, the Company recorded provisions for potential credit losses against substantially all of its receivables in Russia due to uncertainties associated with the ongoing conflict. These receivables relate to existing sale agreements as the Company is not party to any joint revenue sharing arrangements in these countries. In addition, exhibitors in Russia, Ukraine, and Belarus were placed on nonaccrual status for maintenance revenue and finance income beginning in the first quarter of 2022, which resulted in decreases of $0.8 million and $1.3 million in revenue during the three and six months ended June 30, 2022, respectively. Numerous multiplexes in Ukraine have reopened since the conflict began and the Company remains optimistic that its theatre network in Ukraine will ultimately resume operations. The Company continues to monitor the evolving impacts of this conflict and its effects on the global economy and the Company. (See Note 4 of Notes to Condensed Consolidated Financial Statements and “Risk Factors - The Company conducts business internationally, which exposes it to uncertainties and risks that could negatively affect its operations, sales, and future growth prospects." in Part II, Item 1A in this report.)

IMPACT OF COVID-19 PANDEMIC

The impact of the COVID-19 pandemic is complex and continuously evolving, resulting in significant disruption to the Company’s business and the global economy. At various points during the pandemic, authorities around the world imposed measures intended to control the spread of COVID-19, including stay-at-home orders and restrictions on large public gatherings, which caused movie theaters in countries around the world to temporarily close, including the IMAX theaters in those countries. As a result of these theater closures, movie studios postponed the theatrical release of most films originally scheduled for release in 2020 and early 2021, including many of the films scheduled to be shown in IMAX theaters, while several other films were released directly or concurrently to streaming platforms. Beginning in the third quarter of 2020, stay-at-home orders and capacity restrictions were lifted in many key markets and movie theaters throughout the IMAX network gradually reopened. However, following the emergence of the Omicron variant and the rise of COVID-19 cases in China in the first quarter of 2022, the Chinese government reinstituted capacity restrictions and safety protocols on large public gatherings, which has led to the temporary closure of theaters in several cities. As of June 30, 2022, approximately 90% of the IMAX theaters in Greater China were open at various capacities, up from 52% as of March 31, 2022.

For the six months ended June 30, 2022, gross box office ("GBO") generated by IMAX films totaled $420.9 million, surpassing the total for the same period in 2021 by $202.1 million (92%). Although GBO results during the first half of 2022 were impacted by the COVID-related theater closures in China, management remains encouraged by the overall positive trend in box office results and believes it indicates that moviegoers are returning to theaters, and in particular IMAX theaters, where and when theaters are open and they feel safe. Despite accounting for 1% of all domestic screens, the IMAX network had a domestic market share of 5.3% in the second quarter of 2022, and in May alone IMAX theaters captured approximately 7% of the total domestic box office. Management is further encouraged by the return of the prevalence of exclusive theatrical windows and the strong pipeline of Hollywood movies scheduled to be released for theatrical exhibition throughout the second half of 2022 and into 2023. However, the impact of the COVID-19 pandemic on the Company’s business and financial results will continue to depend on numerous evolving factors that cannot be accurately predicted and that will vary by jurisdiction and market, including the duration and scope of the pandemic, the emergence of new and the spread of existing variants of the virus, the progress made on administering vaccines and developing treatments and the effectiveness of such vaccines and treatments, the continuing impact of the pandemic on global economic conditions and ongoing government responses to the pandemic, which could lead to further theater closures, theater capacity restrictions and/or delays in the release of films.

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

IMAX films also benefit from enhancements made by individual filmmakers exclusively for the IMAX release of the film. Collectively, the Company refers to these enhancements as “IMAX DNA”. Filmmakers and movie studios have sought IMAX-specific enhancements in recent years to generate interest in and excitement for their films. Such enhancements include shooting films with IMAX cameras to increase the audience’s immersion in the film and to take advantage of the unique dimensions of the IMAX screen by projecting the film in a larger aspect ratio that delivers up to 26% more image onto a standard IMAX movie screen. In select IMAX theaters worldwide, movies filmed with IMAX cameras have an IMAX-exclusive 1.43 film aspect ratio, with up to 67% more image. The Company has a Filmed For IMAXTM program whereby filmmakers craft films from inception for the IMAX Experience, including but not limited to the way films are shot, the lens used and the IMAX sound mix, and audiences respond recognizing this as the best way to view the films.

Management believes that growth in international box office remains an important driver of growth for the Company. To support continued growth in international markets, the Company has sought to bolster its international film strategy, supplementing its slate of Hollywood films with appealing local language IMAX films released in select markets, particularly in China.

The following table provides detailed information about the IMAX films that were newly released through the Company’s global theater network during the three and six months ended June 30, 2022 and 2021:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
IMAX Hollywood film releases	8	8	14	14
IMAX local language film releases:
China	—	3	4	7
Japan	3	3	3	5
South Korea	1	—	2	—
France	—	—	1	—
India	1	—	2	—
Total IMAX local language film releases	5	6	12	12
Total IMAX film releases(1)	13	14	26	26

(1)
For the three and six months ended June 30, 2022, the IMAX films that were newly released through the Company’s global theater network include three and six with IMAX DNA, respectively (2021 — nil and two, respectively).

The IMAX films distributed through the Company’s global theater network during the six months ended June 30, 2022 include Top Gun: Maverick, Doctor Strange in the Multiverse of Madness, The Batman, Jurassic World Dominion, The Battle at Lake Changjin 2, Spider-Man: No Way Home, Fantastic Beasts: The Secrets of Dumbledore, and Uncharted.

In addition to the 26 IMAX films newly released through the Company’s global theater network during the six months ended June 30, 2022, the Company has announced the following 24 additional titles scheduled to be released throughout the remainder of 2022:

Scheduled
Title	Studio	Release Date(1)	IMAX DNA
Minions: The Rise Of Gru	Universal Pictures	July 2022	—
Thor: Love & Thunder	Walt Disney Studios	July 2022	Filmed For IMAX
Detective Vs. Sleuths	Super Lion	July 2022	—
Mozart From Space	Wanda	July 2022	Filmed For IMAX
Kingdom 2	Toho	July 2022	—
Nope	Universal Pictures	July 2022	Shot with IMAX Film Cameras
Shamshera	Yash Raj Films	July 2022	—
Alienoid	CJ ENM	July 2022	—
Hansan: Rising Dragon	Lotte	July 2022	—
Moon Man	Ali Pictures	July 2022	—
Bullet Train	Sony Pictures	August 2022	—
Emergency Declaration	Showbox	August 2022	—
One Piece Red	Toei	August 2022	—
E.T. the Extra-Terrestrial (exclusive to IMAX)(2)	Universal Pictures	August 2022	—
Warriors of Future	Maoyan	August 2022	—
Jaws(2)	Universal Pictures	September 2022	—
Brahmāstra – Part One: Shiva	Fox Star	September 2022	—
Moonage Daydream	Neon/Universal	September 2022	—
Avatar(2)	Walt Disney Studios	September 2022	—
Halloween Ends	Universal Pictures	October 2022	—
Black Adam	Warner Bros. Pictures	October 2022	—
Black Panther 2: Wakanda Forever	Walt Disney Studios	November 2022	Filmed For IMAX
Indochine	Pathe Live	November 2022	Filmed For IMAX
Avatar: The Way of Water	Walt Disney Studios	December 2022	—

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
(2)
Denotes re-release of classic title.

The Company remains in active negotiations with all major Hollywood studios for additional films to fill out its short- and long-term film slate for the IMAX network. The Company also expects to announce additional local language IMAX films to be released to its global theater network in the remainder of 2022.

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

Joint revenue sharing arrangements have been an important factor in the expansion of the Company’s commercial theater network. Joint revenue sharing arrangements allow commercial theater exhibitors to install IMAX Theater Systems without the significant initial capital investment required in a sale or sales-type lease arrangement. Joint revenue sharing arrangements drive recurring cash flows and earnings for the Company as customers under these arrangements pay the Company a portion of their ongoing box office receipts. The Company funds its investment in equipment for joint revenue sharing arrangements through cash flows from operations. As of June 30, 2022, the Company had 923 theaters under joint revenue sharing arrangements in its global commercial multiplex theater network, a 3% increase as compared to the 897 theaters as of June 30, 2021. The Company also had contracts in backlog for 322 theaters under joint revenue sharing arrangements as of June 30, 2022, including 101 upgrades to existing theater locations and 221 new theater locations.

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

Film Distribution and Post-Production

Through its Film Distribution segment, the Company distributes large-format documentary films, primarily to institutional theaters. The Company receives as its distribution fee either a fixed amount or a fixed percentage of the theater box office receipts and, following the recoupment of its costs, is typically entitled to receive an additional percentage of gross revenues as participation revenues. In March 2022, the Company released the IMAX documentary film entitled IMAX presents The Last Glaciers.

In addition, the Company continues to evolve its platform to bring new, innovative IMAX Live events and experiences to audiences worldwide. The Company has a connected IMAX theater footprint capable of delivering live, interactive content with low latency and superior sight and sound. As of June 30, 2022, 80 theaters in the IMAX network across the United States, Canada, and Europe were configured to enable the streaming of live events with additional theaters expected to go-live throughout 2022, and the Company expects to double its connected footprint by year-end.

In the first quarter of 2022, the Company distributed IMAX Presents Kanye West: Donda Experience Performance 2 22 22, a one-night-only live concert performing his Grammy-nominated album Donda, along with a listening party of his highly anticipated new album Donda 2, to 60 IMAX theaters across the United States and Canada. Also, in the first quarter of 2022, the Company partnered with Disney for a live Q&A with director and producer Peter Jackson, streaming to 68 IMAX theaters in North America, followed by a special screening of The Beatles: Get Back – The Rooftop Concert, which was later released across the IMAX global network. In the second quarter of 2022, the Company partnered with Warner Bros. for a live Q&A that preceded a special screening of Fantastic Beasts: The Secrets of Dumbledore and partnered with Universal for a live Q&A that preceded a special screening of Jurassic World: Dominion. Also, in the second quarter of 2022, IMAX Live, in partnership with Summer Game Fest 2022, presented Summer Game Fest, a first-fan celebration of the future of video games, in connected theaters. The Company expects to have additional IMAX Live events in the remainder of 2022, including Renée Fleming’s Cities That Sing: Paris in September and Cities that Sing: Venice in October.

The Company continues to believe that the IMAX network serves as a valuable platform to launch and distribute original content.

Through its Film Post-Production segment, the Company provides film post-production and quality control services for large-format films, whether produced by IMAX or third parties, and digital post-production services.

All Other

IMAX EnhancedTM is an initiative, in partnership with audio leader DTS (an Xperi subsidiary), to bring The IMAX Experience into the home. IMAX Enhanced provides end-to-end premium technology across streaming content and best-in-class entertainment devices, offering consumers high-fidelity playback of image and sound in the home and beyond, including the following features:

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

At present, certified global device partners include Sony Electronics, Hisense, TCL, LG, Phillips, Xiaomi, Sound United and Honor, among others. As of June 30, 2022, more than 200 IMAX Enhanced titles have been released across five of the biggest streaming platforms worldwide, including Disney+, Sony Bravia CORE, Tencent Video, iQiyi and Rakuten TV. Over 10 million IMAX Enhanced certified devices are estimated to be in the market today.

The Company’s collaboration with Disney, which was announced in November 2021, allows fans to stream 15 Marvel titles in IMAX’s Expanded Aspect Ratio at home on Disney+. The 15 titles available on Disney+ include Doctor Strange in the Multiverse of Madness, Shang-Chi and The Legend of The Ten Rings, and Eternals, as well as Iron Man, Guardians of the Galaxy, Guardians of the Galaxy Vol. 2, Captain America: Civil War, Doctor Strange, Thor: Ragnarok, Black Panther, Avengers: Infinity War, Ant-Man and The Wasp, Captain Marvel, Avengers: Endgame, and Black Widow (content availability varies by region). The launch of IMAX Enhanced on Disney+ provides strong brand exposure for IMAX by expanding the Company’s in-home entertainment footprint to more than 80 million subscribers.

IMAX Enhanced and the collaboration with Disney is part of the Company’s next evolutionary step to extend the IMAX brand and technology further into new use cases, including streaming entertainment and the consumer electronics market.

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

IMAX NETWORK AND BACKLOG

IMAX Network

The following table provides detailed information about the IMAX network by type and geographic location as of June 30, 2022 and 2021:

	June 30, 2022				June 30, 2021
	Commercial Multiplex	Commercial Destination	Institutional	Total	Commercial Multiplex	Commercial Destination	Institutional	Total
United States	363	4	27	394	361	4	27	392
Canada	40	1	7	48	39	1	7	47
Greater China(1)	773	—	15	788	743	—	16	759
Western Europe	115	4	8	127	115	4	8	127
Asia (excluding Greater China)	127	2	2	131	121	2	2	125
Russia/the CIS & Ukraine(2)	70	—	—	70	68	—	—	68
Latin America(3)	54	1	11	66	51	1	11	63
Rest of the World	68	—	2	70	71	—	2	73
Total(4)	1,610	12	72	1,694	1,569	12	73	1,654

(1)
Greater China includes China, Hong Kong, Taiwan, and Macau.
(2)
In addition to Russia, the CIS includes Azerbaijan, Belarus, Kazakhstan, and Kyrgyzstan. In March 2022, in response to the ongoing conflict between Russia and Ukraine and resulting sanctions, the Company suspended its operations in Russia and Belarus. As of June 30, 2022, the IMAX network includes 54 theaters in Russia, nine theaters in Ukraine, and one theater in Belarus.
(3)
Latin America includes South America, Central America and Mexico.
(4)
Period-to-period changes in the table above are reported net of the effect of permanently closed theaters.

The Company currently believes that over time its commercial multiplex network could grow to approximately 3,318 IMAX theaters worldwide from the 1,610 theaters in the network as of June 30, 2022. The Company believes that the majority of its future growth will come from international markets. As of June 30, 2022, 75% of IMAX Theater Systems in the global commercial multiplex network were located within international markets (defined as all countries other than the United States and Canada), compared to 74% as of June 30, 2021. Revenues and GBO derived from international markets continue to exceed revenues and GBO from the United States and Canada. Risks associated with the Company’s international business, including Russia, are outlined in “Risk Factors – The Company conducts business internationally, which exposes it to uncertainties and risks that could negatively affect its operations, sales and future growth prospects” in Part II, Item 1A in this report.

In the year ended December 31, 2021, 44% of the Company's consolidated revenue was generated from its Greater China operations (2020 — 38%, 2019 — 31%). As of June 30, 2022, the Company had 788 theaters operating in Greater China with an additional 208 theaters in backlog. The Company’s backlog in Greater China represents 42% of its total current backlog, including upgrades in system type. The Company has a partnership in China with Wanda Film (“Wanda”). As of June 30, 2022, through the Company’s partnership with Wanda, there are 373 IMAX Theater Systems operational in Greater China of which 359 are under the parties’ joint revenue sharing arrangements.

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

The following tables provide detailed information about the Company's global commercial multiplex theater network by arrangement type and geographic location as of June 30, 2022 and 2021:

	June 30, 2022
	Commercial Multiplex Theaters in IMAX Network
	Traditional JRSA	Hybrid JRSA	Sale / Sales- type Lease	Total
Domestic Total (United States & Canada)	277	6	120	403
International:
Greater China	398	112	263	773
Asia (excluding Greater China)	34	3	90	127
Western Europe	47	28	40	115
Russia/the CIS & Ukraine(1)	—	—	70	70
Latin America	2	—	52	54
Rest of the World	16	—	52	68
International Total	497	143	567	1,207
Worldwide Total(2)	774	149	687	1,610

	June 30, 2021
	Commercial Multiplex Theaters in IMAX Network
	Traditional JRSA	Hybrid JRSA	Sale / Sales- type Lease	Total
Domestic Total (United States & Canada)	273	5	122	400
International:
Greater China	384	108	251	743
Asia (excluding Greater China)	33	2	86	121
Western Europe	47	28	40	115
Russia/the CIS & Ukraine(1)	—	—	68	68
Latin America	1	—	50	51
Rest of the World	16	—	55	71
International Total	481	138	550	1,169
Worldwide Total(2)	754	143	672	1,569

(1)
In addition to Russia, the CIS includes Azerbaijan, Belarus, Kazakhstan, and Kyrgyzstan. In March 2022, in response to the ongoing conflict between Russia and Ukraine and resulting sanctions, the Company suspended its operations in Russia and Belarus. As of June 30, 2022, the IMAX network includes 54 theaters in Russia, nine theaters in Ukraine, and one theater in Belarus.
(2)
Period-to-period changes in the tables above are reported net of the effect of permanently closed theaters.

Backlog

The following table provides detailed information about the Company’s backlog as of June 30, 2022 and 2021:

	June 30, 2022								June 30, 2021
	Number of				Dollar Value				Number of				Dollar Value
	Systems				(in thousands)				Systems				(in thousands)
	New		Upgrade		New		Upgrade		New		Upgrade		New		Upgrade
Sale and sales-type lease arrangements	160		10		$183,118		$11,402		174		11		$198,192		$13,184
Hybrid JRSA	122		6		89,240		4,785		136		6		97,361		4,785
Traditional JRSA	99	(1)	95	(1)	200	(2)	4,500	(2)	109	(1)	78	(1)	247	(2)	5,500	(2)
	381	(3)	111	(3)	$272,558	(3)	$20,687	(3)	419		95		$295,800		$23,469

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
(3)
As of June 30, 2022, the Company's backlog includes 14 theaters in Russia, one theater in Ukraine, and seven theaters in Belarus with a total fixed contracted value of $25.6 million.

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

The following tables provide detailed information about the Company’s backlog by arrangement type and geographic location as of June 30, 2022 and 2021:

	June 30, 2022
	IMAX Theater System Backlog
	Traditional JRSA	Hybrid JRSA	Sale / Sales- type Lease	Total
Domestic Total (United States & Canada)	125	2	5	132
International:
Greater China	41	96	71	208
Asia (excluding Greater China)	5	15	35	55
Western Europe	17	13	5	35
Russia/the CIS & Ukraine(1)	—	—	23	23
Latin America	3	—	4	7
Rest of the World	3	2	27	32
International Total	69	126	165	360
Worldwide Total	194	128	170	492	(2)

	June 30, 2021
	IMAX Theater System Backlog
	Traditional JRSA	Hybrid JRSA	Sale / Sales- type Lease	Total
Domestic Total (United States & Canada)	120	3	9	132
International:
Greater China	45	110	82	237
Asia (excluding Greater China)	5	15	32	52
Western Europe	11	12	6	29
Russia/the CIS & Ukraine	—	1	16	17
Latin America	3	—	8	11
Rest of the World	3	1	32	36
International Total	67	139	176	382
Worldwide Total	187	142	185	514	(3)

(1)
In addition to Russia, the CIS includes Azerbaijan, Belarus, Kazakhstan, and Kyrgyzstan. In March 2022, in response to the ongoing conflict between Russia and Ukraine and resulting sanctions, the Company suspended its operations in Russia and Belarus. As of June 30, 2022, the Company's backlog includes 14 theaters in Russia, one theater in Ukraine, and seven theaters in Belarus with a total fixed contracted value of $25.6 million.
(2)
Includes 201 new IMAX Laser Theater Systems and 111 upgrades of existing locations to IMAX Laser Theater Systems.
(3)
Includes 155 new IMAX Laser Theater Systems and 96 upgrades of existing locations to IMAX Laser Theater Systems.

Approximately 73% of IMAX Theater System arrangements in backlog as of June 30, 2022 are scheduled to be installed in international markets (2021 — 74%).

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

Signings and Installations

The following tables provide detailed information about IMAX Theater System signings and installations for the three and six months ended June 30, 2022 and 2021:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Theater System Signings:
New IMAX Theater Systems
Sale and sales-type lease arrangements	2	3	6	9
Hybrid JRSA	1	—	2	—
Traditional JRSA	—	3	2	3
Total new IMAX Theater Systems	3	6	10	12
Upgrades of IMAX Theater Systems	10	2	10	2
Total IMAX Theater System signings	13	8	20	14

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Theater System Installations:
New IMAX Theater Systems(1)
Sale and sales-type lease arrangements	3	9	7	11
Hybrid JRSA	1	2	3	4
Traditional JRSA	3	4	9	9
Total new IMAX Theater Systems	7	15	19	24
Upgrades of IMAX Theater Systems	2	1	4	4
Total IMAX Theater System installations	9	16	23	28

(1)
For the three months ended June 30, 2022, includes four IMAX Theater Systems that were relocated from their original locations (2021 ― nil). For the six months ended June 30, 2022, includes six IMAX Theater Systems that were relocated from their original location. (2021 ― nil). When a theater system under a sale or sales-type lease arrangement is relocated, the amount of revenue earned by the Company may vary from transaction-to-transaction and is usually less than the amount earned for a new sale. In certain situations when a theater system is relocated, the original location is upgraded to an IMAX Laser Theater System.

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

Results of Operations for the Three Months Ended June 30, 2022 and 2021

Net Loss and Adjusted Net Income (Loss) Attributable to Common Shareholders

The following table presents the Company's net loss attributable to common shareholders and the associated per share amounts, as well as adjusted net income (loss) attributable to common shareholders* and adjusted net income (loss) attributable to common shareholders per share* for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022		2021
(In thousands of U.S. Dollars, except per share amounts)	Net (Loss) Income	Per Diluted Share	Net Loss	Per Diluted Share
Net loss attributable to common shareholders	$(2,851)	$(0.05)	$(9,211)	$(0.16)
Adjusted net income (loss) attributable to common shareholders*	$3,922	$0.07	$(6,972)	$(0.12)

* See "Non-GAAP Financial Measures" below for a description of this non-GAAP financial measure and a reconciliation to the most comparable GAAP amount.

Revenues and Gross Margin (Margin Loss)

During the three months ended June 30, 2022, the Company's revenues and gross margin increased by $23.0 million (45%) and $18.4 million (72%), respectively, when compared to same period in 2021 principally due to the strength of the GBO performance of the IMAX Technology Network through the distribution of films such as Top Gun: Maverick, Doctor Strange In The Multiverse of Madness, Jurassic World: Dominion and Fantastic Beasts: The Secrets of Dumbledore. Also contributing to the improvement in gross margin versus the prior year period is a $2.3 million (45%) increase in IMAX Maintenance gross margin due to the global reopening of the IMAX theater network amidst the continuing recovery of the theatrical exhibition industry from earlier stages of the COVID-19 pandemic. However, these factors were partially offset by a lower level of IMAX Theater System installations in the period due, in part, to the impact of COVID-related restrictions in China during the period.

The following table presents the Company’s revenue and gross margin (margin loss) by category and reportable segment for the three months ended June 30, 2022 and 2021:

	Revenue		Gross Margin (Margin Loss)
(In thousands of U.S. Dollars)	2022	2021	2022	2021
IMAX Technology Network
IMAX DMR	$27,581	$11,793	$18,000	$6,861
JRSA, contingent rent	18,525	7,862	12,889	1,790
	46,106	19,655	30,889	8,651
IMAX Technology Sales and Maintenance
IMAX Systems(1)	8,231	15,982	5,427	10,548
JRSA, fixed fees	498	1,002	(19)	347
IMAX Maintenance	14,683	11,235	7,367	5,075
Other Theater Business(2)	920	483	46	142
	24,332	28,702	12,821	16,112
Film Distribution and Post-Production	1,963	1,590	(527)	606
Sub-total for reportable segments	72,401	49,947	43,183	25,369
All Other(3)	1,567	1,008	853	234
Total	$73,968	$50,955	$44,036	$25,603

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

For the three months ended June 30, 2022, IMAX Technology Network revenues and gross margin increased by $26.5 million (135%) and $22.2 million (257%), respectively, when compared to the same period in 2021 principally due to the strength of the GBO performance of the IMAX Technology Network. Although overall IMAX Technology Network revenues and gross margin for the current period were significantly better than the prior year, the results were impacted by the temporary closure of theaters in several cities in China in the second quarter of 2022 following the emergence of the Omicron variant and the resulting rise in COVID-19 cases earlier in the year. See below for separate discussions of IMAX DMR and JRSA contingent rent segment results for the period.

IMAX DMR

For the three months ended June 30, 2022, IMAX DMR revenues and gross margin increased by $15.8 million (134%) and $11.1 million (162%), respectively, when compared to the same period in 2021. These increases are primarily due to the strong performance of the films distributed through the IMAX network, which resulted in a $139.1 million (128%) increase in GBO in the second quarter of 2022, from $108.6 million to $247.7 million. This overall improvement in GBO for the period was partially offset by unfavorable foreign currency exchange rate movements. In the second quarter of 2022, GBO was generated by the exhibition of 18 films (13 new films and 5 carryovers), including Top Gun: Maverick, which generated GBO of $89.1 million in the period. In the second quarter of 2021, GBO was generated by the exhibition of 17 films (14 new films and 3 carryovers) and the re-release of classic titles.

In addition to the level of revenues, IMAX DMR gross margin is also influenced by the costs associated with the films exhibited in the period, and can vary from period-to-period, especially with respect to marketing expenses. For the three months ended June 30, 2022, marketing expenses were $4.2 million, as compared to $1.5 million during the same period in 2021.

Joint Revenue Sharing Arrangements – Contingent Rent

For the three months ended June 30, 2022, JRSA contingent rent revenue and gross margin increased by $10.7 million (136%) and $11.1 million, respectively, when compared to the same period in 2021. These increases are largely due to a $65.5 million (110%) increase in GBO generated by theaters under joint revenue sharing arrangements in the second quarter of 2022 when compared to the same period in the prior year, from $59.7 million to $125.2 million.

In addition to the level of revenues, JRSA contingent rent margin is also influenced by the level of costs associated with such arrangements, such as depreciation expense related to the underlying theater systems and costs incurred to upgrade theater systems from IMAX Xenon Theater Systems to IMAX Laser Theater Systems, as well as advertising, marketing, and commission costs primarily for the launch of new theaters. The level of depreciation expense in a period relative to the prior year is generally a function of the growth of the theater network and the mix of theater system configurations in the network. For the three months ended June 30, 2022 and 2021, JRSA gross margin included depreciation expense of $5.5 million. For the three months ended June 30, 2022, JRSA gross margin includes a net reversal of $0.1 million in advertising, marketing, and commission costs, as compared to expense of $0.2 million in the same period of the prior year primarily due to performance-based adjustments to accrued commission costs in accordance with the Company's Global Sales Commission Policy.

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

For the three months ended June 30, 2022, IMAX Technology Sales and Maintenance revenue and gross margin decreased by $4.4 million (15%) and $3.3 million (20%), respectively, when compared to the same period in the prior year. See below for separate discussions of IMAX Systems and IMAX Maintenance segment results for the period.

The following table provides detailed information about the mix of IMAX Theater Systems installed and recognized during the three months ended June 30, 2022 and 2021:

	For the Three Months Ended June 30,
	2022		2021
(In thousands of U.S. Dollars, except number of systems)	Number of Systems	Revenue	Number of Systems	Revenue
New IMAX Theater Systems:
Sale and sales-type lease arrangements(1)	3	$1,026	9	$12,046
JRSA — hybrid	1	496	2	1,026
Total new IMAX Theater Systems(2)	4	1,522	11	13,072

IMAX Theater System upgrades:
Sale and sales-type lease arrangements	1	1,235	1	1,437
JRSA — hybrid	—	—	—	—
Total upgraded IMAX Theater Systems	1	1,235	1	1,437
Total	5	$2,757	12	$14,509

(1)
The arrangement for the sale of an IMAX Theater System includes fixed upfront and ongoing consideration, including indexed annual minimum payment increases over the term of the arrangement, as well as an estimate of the contingent fees that may become due if certain annual minimum box office receipt thresholds are exceeded.
(2)
Includes three IMAX Xenon Theater Systems that were relocated from their original location, which are subject to sales and sales-type lease arrangements (2021 — nil). When a theater system under a sales or sales-type lease arrangement is relocated, the amount of revenue earned by the Company may vary from transaction-to-transaction and is usually less than the amount earned for a new sale. In certain situations when a theater system is relocated, the original location is upgraded to an IMAX Laser Theater System.

The average revenue per IMAX Theater System under sale and sales-type lease arrangements varies depending upon the number of IMAX Theater System commitments with a single respective exhibitor, an exhibitor’s location and various other factors.

For the three months ended June 30, 2022, IMAX Systems revenue and gross margin decreased by $7.8 million (48%) and $5.1 million (49%), respectively, when compared to the same period in the prior year. The lower level of revenue and gross margin is the result of seven fewer IMAX Theater System installations, including upgrades, in the current period and a decrease of $0.3 million in Finance Income associated with theaters in Russia, Ukraine, and Belarus, which were placed on nonaccrual status due to the ongoing Russia-Ukraine conflict.

IMAX Maintenance

For the three months ended June 30, 2022, IMAX Maintenance segment revenues and gross margin increased by $3.4 million (31%) and $2.3 million (45%), respectively, when compared to the same period in the prior year, due to the global reopening of the IMAX theater network amidst the continuing recovery of the theatrical exhibition industry from earlier stages of the COVID-19 pandemic. The overall increase in IMAX Maintenance segment revenues and gross margin is partially offset by a decrease of $0.5 million in revenue associated with theaters in Russia, Ukraine, and Belarus, which were placed on nonaccrual status due to the ongoing Russia-Ukraine conflict.

Maintenance margins vary depending on the mix of theater system configurations in the theater network, volume-pricing related to larger relationships and the timing and the date(s) of installation and/or service.

Film Distribution and Post-Production

For the three months ended June 30, 2022, Film Distribution and Post-Production revenues increased by $0.4 million (24%) while gross margin decreased by $1.1 million, when compared to the same period in the prior year. The margin loss in the second quarter of 2022 is primarily the result of costs incurred to market and distribute live events and documentary content during the period.

Selling, General and Administrative Expenses

The following table presents information about the Company's Selling, General and Administrative Expenses for the three months ended June 30, 2022 and 2021:

	Three Months Ended
	June 30,		Variance
(In thousands of U.S. Dollars)	2022	2021	$	%
Total selling, general and administrative expenses	$37,095	$28,807	$8,288	29%
Less: Share-based compensation(1)	7,263	6,396	867	14%
Total selling, general and administrative expenses, excluding share-based compensation	$29,832	$22,411	$7,421	33%

(1)
A portion of share-based compensation expense is recognized within Cost and Expenses Applicable to Revenue and Research and Development. (See Note 12 of Notes to Condensed Consolidated Financial Statements.)

The increase in Selling, General and Administrative Expenses reflects the Company's higher level of business activity in the current period, as the effects of the COVID-19 pandemic continue to subside, resulting in higher staff costs, marketing expenses, and facilities-related expenses. Also influencing the comparison to the prior period was $2.8 million resulting from unfavorable foreign currency exchange rate movements and $1.4 million of benefits from the Canada Emergency Wage Subsidy (“CEWS”) program that were recognized in the second quarter of 2021 but were not repeated in the current year.

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

For the three months ended June 30, 2022, Research and Development expenses decreased by $0.8 million (38%), when compared to the same period in the prior year.

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

Credit Loss Expense, Net

For the three months ended June 30, 2022, the Company recorded current expected credit losses of $0.1 million, principally due to additional reserves established for theater customers in Greater China, partially offset by the reversal of a previously recorded credit loss provision following the restructuring of an exhibitor contract in the second quarter of 2022.

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

(See Notes 1 and 4 of Notes to Condensed Consolidated Financial Statements.)

Asset Impairment

On January 10, 2022, IMAX (Shanghai) Culture and Technology Co., Ltd, a wholly-owned subsidiary of IMAX China, entered into a joint film investment agreement with Wanda Film (Horgos) Co. Ltd. to invest RMB 30.0 million ($4.7 million) in the movie Mozart from Space, which was released on July 15, 2022. Pursuant to the investment agreement, IMAX (Shanghai) Culture and Technology Co., Ltd. has the right to receive a share of the profits or losses of the film distribution. IMAX (Shanghai) Culture and Technology Co., Ltd.'s commitment is limited to its investment and has no further obligation if the actual movie production cost exceeds the original budget. The investment meets the criteria for classification as a financial asset. The investment is measured at amortized cost less impairment losses and is recorded within Other Assets in the Condensed Consolidated Balance Sheets.

For the three months ended June 30, 2022, the Company recognized a full impairment of its RMB 30.0 million ($4.5 million) investment in Mozart from Space based on projected box office results and distribution costs.

Interest Expense

For the three months ended June 30, 2022, interest expense was $1.3 million, representing a decrease of $0.4 million (22%) when compared to interest expense of $1.7 million during the same period of the prior year. This decrease is principally due to repayments of revolving credit facility borrowings made in the prior year.

Income Taxes

For the three months ended June 30, 2022, the Company recorded income tax expense of $3.1 million (2021 — $1.9 million). The Company’s effective tax rate for the three months ended June 30, 2022 of (280.2)% differs from the Canadian statutory tax rate of 26.5% primarily due to the fact that the Company recorded an additional $5.4 million valuation allowance against deferred tax assets in jurisdictions where management cannot reliably forecast that sufficient future tax liabilities will arise in specific jurisdictions, which includes the impact of the COVID-19 pandemic. Accordingly, the tax benefit associated with the current period losses in these jurisdictions is not ultimately reflected in the Company’s Condensed Consolidated Statements of Operations.

(See Note 11 of Notes to Condensed Consolidated Financial Statements.)

Non-Controlling Interests

The Company’s Condensed Consolidated Financial Statements primarily include the non-controlling interest in the net income or loss of IMAX China, as well as the impact of non-controlling interests in the activity of its Original Film Fund subsidiary. For the three months ended June 30, 2022, the net loss attributable to non-controlling interests of the Company’s subsidiaries was $1.4 million (2021 — net income of $3.1 million).

Results of Operations for the Six Months Ended June 30, 2022 and 2021

Net Loss and Adjusted Net Loss Attributable to Common Shareholders

The following table presents the Company's net loss attributable to common shareholders and the associated per share amounts, as well as adjusted net loss attributable to common shareholders* and adjusted net loss attributable to common shareholders per share* for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022		2021
(In thousands of U.S. Dollars, except per share amounts)	Net Loss	Per Diluted Share	Net Loss	Per Diluted Share
Net loss attributable to common shareholders	$(16,460)	$(0.28)	$(24,051)	$(0.41)
Adjusted net loss attributable to common shareholders*	$(4,322)	$(0.07)	$(21,781)	$(0.37)

During the six months ended June 30, 2022, the Company recorded a net non-cash provision of $6.9 million, or $0.12 per share, due to an increase in reserves given the uncertainty of collecting receivables in Russia. This provision was taken due to the ongoing conflict in Ukraine and covers substantially all of the Company's net receivable exposure in the Russian market. Excluding the impact of this provision, net loss attributable to common shareholders* was ($9.6) million, or ($0.17) per share, and adjusted net income attributable to common shareholders* was $2.6 million, or $0.04 per share. Over the past five years, Russia has represented on average approximately 3% of the GBO generated by IMAX films.

Revenues and Gross Margin

During the six months ended June 30, 2022, the Company's revenues and gross margin increased by $44.3 million (49%) and $32.9 million (77%), respectively, when compared to same period in 2021 principally due to the strength of the GBO performance of the IMAX Technology Network through the distribution of films such as Top Gun: Maverick, Doctor Strange In The Multiverse of Madness, The Batman, Jurassic World: Dominion, The Battle at Lake Changjin 2, Spider-Man: No Way Home, Fantastic Beasts: The Secrets of Dumbledore, and Uncharted. Also contributing to the improvement versus the prior year is a $6.3 million (71%) improvement in IMAX Maintenance gross margin due to the global reopening of the IMAX theater network amidst the continuing recovery of the theatrical exhibition industry from earlier stages of the COVID-19 pandemic. However, these factors were partially offset by a lower level of IMAX Theater System installations in the period due, in part, to the impact of COVID-related restrictions in China.

* See "Non-GAAP Financial Measures" below for a description of this non-GAAP financial measure and a reconciliation to the most comparable GAAP amount.

The following table presents the Company’s revenue and gross margin (margin loss) by category and reportable segment for the six months ended June 30, 2022 and 2021:

	Revenue		Gross Margin (Margin Loss)
(In thousands of U.S. Dollars)	2022	2021	2022	2021
IMAX Technology Network
IMAX DMR	$47,145	$23,737	$31,557	$15,112
JRSA, contingent rent	31,168	16,221	19,087	3,673
	78,313	39,958	50,644	18,785
IMAX Technology Sales and Maintenance
IMAX Systems(1)	16,849	21,881	9,403	13,560
JRSA, fixed fees	1,488	2,740	233	503
IMAX Maintenance	29,625	20,141	15,237	8,898
Other Theater Business(2)	1,590	920	146	205
	49,552	45,682	25,019	23,166
Film Distribution and Post-Production	3,369	2,403	(1,388)	581
Sub-total for reportable segments	131,234	88,043	74,275	42,532
All Other(3)	2,770	1,666	1,532	352
Total	$134,004	$89,709	$75,807	$42,884

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

For the six months ended June 30, 2022, IMAX Technology Network revenues and gross margin increased by $38.4 million (96%) and $31.9 million (170%), respectively, when compared to the same period in 2021. See below for separate discussions of IMAX DMR and JRSA contingent rent segment results for the period.

IMAX DMR

For the six months ended June 30, 2022, IMAX DMR revenues and gross margin increased by $23.4 million (99%) and $16.4 million (109%), respectively, when compared to the same period in 2021. These increases are primarily due to the strong performance of the films distributed through the IMAX network, which resulted in a $202.1 million (92%) increase in GBO during the six months ended June 30, 2022, from $218.8 million to $420.9 million. This overall improvement in GBO for the period was partially offset by unfavorable foreign currency exchange rate movements. During the six months ended June 30, 2022, GBO was generated by the exhibition of 36 films (26 new and 10 carryovers), including Top Gun: Maverick, which generated GBO of $89.1 million in the period. During the six months ended June 30, 2021, GBO was generated by the exhibition of 32 films (26 new and 6 carryovers) and the re-release of classic titles.

In addition to the level of revenues, IMAX DMR gross margin is also influenced by the costs associated with the films exhibited in the period, and can vary from period-to-period, especially with respect to marketing expenses. For the six months ended June 30, 2022, marketing expenses were $6.5 million, as compared to $2.6 million during the same period of 2021.

Joint Revenue Sharing Arrangements – Contingent Rent

For the six months ended June 30, 2022, JRSA contingent rent revenue and gross margin increased by $14.9 million (92%) and $15.4 million, respectively, when compared to the same period in 2021. These increases are largely due to a $92.8 million (74%) increase in GBO generated by theaters under joint revenue sharing arrangements during the six months ended June 30, 2022, from $125.5 million to $218.3 million.

In addition to the level of revenues, JRSA contingent rent margin is also influenced by the level of costs associated with such arrangements, such as depreciation expense related to the underlying theater systems and costs incurred to upgrade theater systems from IMAX Xenon Theater Systems to IMAX Laser Theater Systems, as well as advertising, marketing and commission costs primarily for the launch of new theaters. The level of depreciation expense in a period relative to the prior year is generally a function of the growth of the theater network and the mix of theater system configurations in the network. For the six months ended June 30, 2022, JRSA gross margin included depreciation expense of $11.1 million, which represents a $0.2 million decrease as compared to the same period of the prior year. The lower level of depreciation expense in the current period is due, in part, to the effect of lease term extensions entered into with exhibitor customers as a result of the COVID-19 global pandemic, partially offset by incremental depreciation expense associated with a 3% increase in the number of theaters operating under joint revenue sharing arrangements. For the six months ended June 30, 2022, JRSA gross margin includes advertising, marketing and commission costs of $0.4 million, which represents a decrease of $0.4 million as compared to $0.8 million in the same period of the prior year primarily due to performance-based adjustments to accrued commission costs in accordance with the Company's Global Sales Commission Policy.

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

For the six months ended June 30, 2022, IMAX Technology Sales and Maintenance revenue and gross margin increased by $3.9 million (8%) and $1.9 million (8%), respectively, when compared to the same period in the prior year. See below for separate discussions of IMAX Systems and IMAX Maintenance segment results for the period.

The following table provides detailed information about the mix of IMAX Theater Systems installed and recognized during the six months ended June 30, 2022 and 2021:

	For the Six Months Ended June 30,
	2022		2021
(In thousands of U.S. Dollars, except number of systems)	Number of Systems	Revenue	Number of Systems	Revenue
New IMAX Theater Systems:
Sale and sales-type lease arrangements(1)	7	$5,773	11	$15,025
JRSA — hybrid	3	1,510	4	2,530
Total new IMAX Theater Systems(2)	10	7,283	15	17,555

IMAX Theater System upgrades:
Sale and sales-type lease arrangements	2	2,908	1	1,437
JRSA — hybrid	—	—	1	775
Total upgraded IMAX Theater Systems	2	2,908	2	2,212

Total	12	$10,191	17	$19,767

(1)
The arrangement for the sale of an IMAX Theater System includes fixed upfront and ongoing consideration, including indexed annual minimum payment increases over the term of the arrangement, as well as an estimate of the contingent fees that may become due if certain annual minimum box office receipt thresholds are exceeded.
(2)
Includes three IMAX Xenon Theater Systems that were relocated from their original location, which are subject to sales and sales-type lease arrangements (2021 — nil). When a theater system under a sales or sales-type lease arrangement is relocated, the amount of revenue earned by the Company may vary from transaction-to-transaction and is usually less than the amount earned for a new sale. In certain situations when a theater system is relocated, the original location is upgraded to an IMAX Laser Theater System.

The average revenue per IMAX Theater System under sale and sales-type lease arrangements varies depending upon the number of IMAX Theater System commitments with a single respective exhibitor, an exhibitor’s location and various other factors. The average revenue per new IMAX Theater System under sale and sales-type lease arrangements, excluding relocations, was $1.2 million for the six months ended June 30, 2022, as compared to $1.4 million during the same period of the prior year.

IMAX Systems

For the six months ended June 30, 2022, IMAX Systems revenue and gross margin decreased by $5.0 million (23%) and $4.2 million (31%), respectively, when compared to the same period of the prior year. The lower level of revenue and gross margin is the result of five fewer IMAX Theater System installations, including upgrades, in the current period and a decrease of $0.5 million in Finance Income associated with theaters in Russia, Ukraine, and Belarus, which were placed on nonaccrual status due to the ongoing Russia-Ukraine conflict.

IMAX Maintenance

For the six months ended June 30, 2022, IMAX Maintenance segment revenues and gross margin increased by $9.5 million (47%) and $6.3 million (71%), respectively, when compared to the same period in the prior year, due to the global reopening of the IMAX theater network amidst the continuing recovery of the theatrical exhibition industry from earlier stages of the COVID-19 pandemic. The overall increase in IMAX Maintenance segment revenues and gross margin is partially offset by a decrease of $0.8 million in revenue associated with theaters in Russia, Ukraine, and Belarus, which were placed on nonaccrual status due to the ongoing Russia-Ukraine conflict.

Maintenance margins vary depending on the mix of theater system configurations in the theater network, volume-pricing related to larger relationships and the timing and the date(s) of installation and/or service.

Film Distribution and Post-Production

For the six months ended June 30, 2022, Film Distribution and Post-Production revenues increased by $1.0 million (40%) while gross margin decreased by $2.0 million, respectively, when compared to the same period of the prior year. The margin loss is primarily the result of costs incurred to market and distribute live events and documentary content during the period.

Selling, General and Administrative Expenses

The following table presents information about the Company's Selling, General and Administrative Expenses for the six months ended June 30, 2022 and 2021:

	Six Months Ended
	June 30,		Variance
(In thousands of U.S. Dollars)	2022	2021	$	%
Total selling, general and administrative expenses	$67,276	$54,016	$13,260	25%
Less: Share-based compensation(1)	12,989	11,340	1,649	15%
Total selling, general and administrative expenses, excluding share-based compensation	$54,287	$42,676	$11,611	27%

(1)
A portion of share-based compensation expense is recognized within Cost and Expenses Applicable to Revenue and Research and Development. (See Note 12 of Notes to Condensed Consolidated Financial Statements.)

The increase in Selling, General and Administrative Expenses reflects the Company's higher level of business activity in the current period, as the effects of the COVID-19 pandemic continue to subside, resulting in higher staff costs, marketing expenses, and facilities-related expenses. Also influencing the comparison to the prior period was $3.6 million resulting from unfavorable foreign currency exchange rate movements and $2.6 million of benefits from the Canada Emergency Wage Subsidy (“CEWS”) program that were recognized in the first half of 2021 but were not repeated in the current year.

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

For the six months ended June 30, 2022, Research and Development expenses decreased by $1.1 million (30%), when compared to the prior year.

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

Credit Loss Expense, Net

For the six months ended June 30, 2022, the Company recorded current expected credit losses of $7.3 million, principally due to reserves established against substantially all of its receivables in Russia due to uncertainties associated with the ongoing Russia-Ukraine conflict, partially offset by the reversal of provisions associated with the COVID-19 pandemic as the outlook for the theatrical exhibition industry in Domestic and Rest of World markets continues to improve. For the six months ended June 30, 2021, the Company recorded a provision for current expected credit losses of $1.6 million.

Asset Impairment

On January 10, 2022, IMAX (Shanghai) Culture and Technology Co., Ltd, a wholly-owned subsidiary of IMAX China, entered into a joint film investment agreement with Wanda Film (Horgos) Co. Ltd. to invest RMB 30.0 million ($4.7 million) in the movie Mozart from Space, which was released on July 15, 2022. Pursuant to the investment agreement, IMAX (Shanghai) Culture and Technology Co., Ltd. has the right to receive a share of the profits or losses of the film distribution. IMAX (Shanghai) Culture and Technology Co., Ltd.'s commitment is limited to its investment and has no further obligation if the actual movie production cost exceeds the original budget. The investment meets the criteria for classification as a financial asset. The investment is measured at amortized cost less impairment losses and is recorded within Other Assets in the Condensed Consolidated Balance Sheets.

For the six months ended June 30, 2022, the Company a full impairment of its RMB 30.0 million ($4.5 million) investment in Mozart from Space based on projected box office results and distribution costs.

Legal Judgment and Arbitration Awards

In the six months ended June 30, 2021, the Company recorded a $1.8 million benefit within Legal Judgment and Arbitration Awards as a result of the settlement of the Giencourt matter, as discussed in Note 8(b)(ii) of Notes to Condensed Consolidated Financial Statements. There was no comparable amount recorded during 2022.

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

Interest Expense

For the six months ended June 30, 2022, interest expense was $3.0 million, representing a decrease of $1.0 million (24%) as compared to $4.0 million during the same period of the prior year. This decrease is principally due to repayments of revolving credit facility borrowings made in the prior year, partially offset by the expensing of $0.4 million in unamortized deferred financing costs associated with lenders that are no longer parties to the Credit Agreement. (See Note 7 of Notes to Condensed Consolidated Financial Statements.)

Income Taxes

For the six months ended June 30, 2022, the Company recorded income tax expense of $5.7 million (2021 — $5.0 million). The Company’s effective tax rate for the six months ended June 30, 2022 of (54.9%) differs from the Canadian statutory tax rate of 26.5% primarily due to the fact that the Company recorded an additional $10.4 million valuation allowance against deferred tax assets in jurisdictions where management cannot reliably forecast that sufficient future tax liabilities will arise in specific jurisdictions, which includes the impact of the COVID-19 pandemic. Accordingly, the tax benefit associated with the current period losses in these jurisdictions is not ultimately reflected in the Company’s Condensed Consolidated Statements of Operations.

(See Note 11 of Notes to Condensed Consolidated Financial Statements.)

Non-Controlling Interests

The Company’s Condensed Consolidated Financial Statements primarily include the non-controlling interest in the net income or loss of IMAX China, as well as the impact of non-controlling interests in the activity of its Original Film Fund subsidiary. For the six months ended June 30, 2022, the net income attributable to non-controlling interests of the Company’s subsidiaries was $0.3 million (2021 — $7.4 million).

CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

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

For the six months ended June 30, 2022, net cash used in the Company’s operating activities totaled $5.3 million, as compared to net cash used in operating activities of $17.0 million in the same period of the prior year. For the six months ended June 30, 2022, the net cash used in the Company’s operating activities is principally due to an increase in Accounts Receivable of $14.7 million as a result of revenue growth attributable to the strength of the box office performance of the films distributed through the IMAX network, $6.9 million spent on inventory purchases, and $10.4 million spent in connection with the development of Film Assets, partially offset by cash collected in respect of Financing and Variable Consideration Receivables, as well as the Company’s cash earnings in the period.

For the six months ended June 30, 2021, the net cash used in the Company's operating activities was principally due to a significant increase in Accounts Receivable of $11.0 million as a result of theaters reopening amidst the early stages of recovery from the COVID-19 pandemic, as well as a $9.5 million payment made in the second quarter of 2021 in connection with the settlement of the Giencourt matter, as discussed in Note 8(b)(ii) of Notes to Condensed Consolidated Financial Statements, partially offset by cash collected in respect of IMAX Theater System sale and lease agreements in backlog and cash collected in advance of providing maintenance services.

Investing Activities

For the six months ended June 30, 2022, net cash used in investing activities totaled $18.0 million, as compared to net cash provided by investing activities of $11.4 million in the same period of the prior year. For the six months ended June 30, 2022, the net cash used in investing activities is primarily driven by $8.7 million invested in equipment to be used in the Company’s joint revenue sharing arrangements with exhibitors (2021 — $2.4 million), $4.7 million invested by IMAX (Shanghai) Culture and Technology Co., Ltd, a wholly-owned subsidiary of IMAX China, in the movie Mozart from Space (see “Asset Impairment" above), and $2.9 million in purchases of property, plant and equipment.

For the six months ended June 30, 2021, the net cash provided by investing activities was primarily driven by $17.8 million in cash proceeds received from the sale of the Company’s investment in Maoyan in the first quarter of 2021 (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Realized and Unrealized Investment Gains”).

Based on management’s current operating plan for 2022, the Company expects to continue to use cash to deploy additional IMAX Theater Systems under joint revenue sharing arrangements.

Capital expenditures, including the Company’s investment in joint revenue sharing arrangements, the purchase of property, plant and equipment, the acquisition of other intangible assets, and investments in films, were $28.4 million for the six months ended June 30, 2022, as compared to $12.2 million for the six months ended June 30, 2021.

Financing Activities

For the six months ended June 30, 2022, net cash used in financing activities totaled $57.5 million, as compared to $96.6 million used in financing activities in the same period of the prior year. For the six months ended June 30, 2022, the net cash used in financing activities is principally due to $51.2 million used to repurchase common shares of the Company ($49.4 million) and IMAX China ($1.8 million), $3.4 million paid to purchase treasury stock for the settlement of restricted share units and related taxes, and $2.0 million in fees paid in relation to the Sixth Amended and Restated Credit Agreement entered into by the Company during the first quarter of 2022. (See Note 7 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 for additional information on the Sixth Amended and Restated Credit Agreement.)

For the six months ended June 30, 2021, net cash used in financing activities was principally due to the $296.6 million in repayments of revolving credit facility borrowings, which were funded in part with a portion of the $223.7 million in net proceeds received from the issuance of the Convertible Notes, and the $19.1 million purchase of capped calls related to the Convertible Notes. (See Note 7 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 for additional information on the issuance of the Convertible Notes and the related capped call transactions.)

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2022, the Company’s principal sources of liquidity included: (i) its balances of cash and cash equivalents ($110.1 million); (ii) the anticipated collection of trade accounts receivable, which includes amounts owed under joint revenue sharing arrangements and DMR agreements with movie studios; (iii) the anticipated collection of financing receivables due in the next 12 months under sale and sales-type lease arrangements for theaters currently in operation; and (iv) installment payments expected in the next 12 months under sale and sales-type lease arrangements in backlog. Under the terms of the Company’s typical sale and sales-type lease agreements, the Company receives substantial cash payments before it completes the performance of its contractual obligations.

In addition, as of June 30, 2022, the Company had $300.0 million in available borrowing capacity under its Sixth Amended and Restated Credit Agreement with Wells Fargo Bank, National Association (the “Credit Agreement”), $28.3 million in available borrowing capacity under IMAX (Shanghai) Multimedia Technology Co., Ltd. ("IMAX Shanghai")’s revolving facility with the Bank of China, and approximately $30.0 million in available borrowing capacity under IMAX Shanghai's revolving facility with HSBC Bank (China) Company Limited, Shanghai Branch (See Note 7 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 for a description of the material terms of the Credit Agreement, Bank of China Facility and HSBC China Facility.)

The Company’s $110.1 million balance of cash and cash equivalents as of June 30, 2022 (December 31, 2021 — $189.7 million) includes $86.4 million in cash held outside of Canada (December 31, 2021 — $102.1 million), of which $58.5 million was held in the People’s Republic of China (the “PRC”) (December 31, 2021 — $76.3 million). In 2020, management completed a reassessment of its strategy with respect to the most efficient means of deploying the Company’s capital resources globally. Based on the results of this reassessment, management concluded that the historical earnings of certain foreign subsidiaries in excess of amounts required to sustain business operations would no longer be indefinitely reinvested. In 2021, $20.4 million of historical earnings from a subsidiary in China were distributed and, as a result, $2.0 million of foreign withholding taxes were paid to the relevant tax authorities. As of June 30, 2022, the Company’s Condensed Consolidated Balance Sheets include a deferred tax liability of $17.6 million for the applicable foreign withholding taxes associated with the remaining balance of unrepatriated historical earnings that will not be indefinitely reinvested outside of Canada. These taxes will become payable upon the repatriation of any such earnings.

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

For the three and six months ended June 30, 2022, GBO generated by IMAX films totaled $247.7 million and $420.9 million, respectively, surpassing the totals for the same periods in 2021 by $139.1 million (128%) and $202.1 million (92%), respectively. Although GBO results during the three and six months ended June 30, 2022 were impacted by the COVID-related theater closures in China, management remains encouraged by the overall positive trend in box office results and believes it indicates that moviegoers are returning to theaters, and in particular IMAX theaters, where and when theaters are open and they feel safe. Despite accounting for 1% of all domestic screens, the IMAX network had a domestic market share of 5.3% in the second quarter of 2022, and in May alone IMAX theaters captured approximately 7% of the total domestic box office. Management is further encouraged by the return of the prevalence of exclusive theatrical windows and the strong pipeline of Hollywood movies scheduled to be released for theatrical exhibition throughout the remainder of 2022 and into 2023.

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

CONTRACTUAL OBLIGATIONS

Payments to be made by the Company under contractual obligations as of June 30, 2022 are as follows:

	Payments Due by Period
(In thousands of U.S. Dollars)	Total Obligation	Less Than One Year	1 to 3 years	3 to 5 years	Thereafter
Purchase obligations(1)	$53,581	$51,709	$1,569	$16	$287
Pension obligations(2)	20,298	20,298	—	—	—
Operating lease obligations(3)	16,831	2,812	4,582	4,196	5,241
Finance lease obligations	960	480	480	—	—
Convertible Notes(4)	234,600	1,150	2,300	231,150	—
Postretirement benefits obligations	2,978	116	262	260	2,340
	$329,248	$76,565	$9,193	$235,622	$7,868

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

NON-GAAP FINANCIAL MEASURES

GAAP refers to generally accepted accounting principles in the United States of America. In this report, the Company presents financial measures in accordance with GAAP and also on a non-GAAP basis under the SEC regulations. Specifically, the Company presents the following non-GAAP financial measures as supplemental measures of its performance:

•
Adjusted net income (loss) attributable to common shareholders;

•
Adjusted net income (loss) attributable to common shareholders per basic and diluted share;

•
EBITDA; and

•
Adjusted EBITDA per Credit Facility.

Adjusted net income (loss) attributable to common shareholders and adjusted net income (loss) attributable to common shareholders per basic and diluted share exclude, where applicable: (i) share-based compensation; (ii) COVID-19 government relief benefits; (iii) legal judgment and arbitration awards; (iv) realized and unrealized investment gains or losses, as well as the related tax impact of these adjustments; and (v) income taxes resulting from management’s decision to no longer indefinitely reinvest the historical earnings of certain foreign subsidiaries.

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

Reconciliations of net loss attributable to common shareholders and the associated per share amounts to adjusted net income (loss) attributable to common shareholders and adjusted net income (loss) attributable to common shareholders per basic and diluted share are presented in the tables below.

	Three Months Ended June 30,
	2022		2021
(In thousands of U.S. Dollars, except per share amounts)	Net (Loss) Income	Per Share	Net Loss	Per Share
Net loss attributable to common shareholders	$(2,851)	$(0.05)	$(9,211)	$(0.16)
Adjustments(1):
Share-based compensation	7,261	0.13	6,451	0.11
COVID-19 government relief benefits, net	32	—	(1,981)	(0.03)
Legal judgment and arbitration awards	—	—	(1,770)	(0.03)
Realized and unrealized investment gains	(30)	—	(33)	—
Tax impact on items listed above	(490)	(0.01)	(428)	(0.01)
Adjusted net income (loss)(1)	$3,922	$0.07	$(6,972)	$(0.12)

Weighted average basic shares outstanding		57,320		59,367
Weighted average diluted shares outstanding		57,856		59,367

	Six Months Ended June 30,
	2022		2021
(In thousands of U.S. dollars, except per share amounts)	Net Loss	Per Share	Net Loss	Per Share
Net loss attributable to common shareholders	$(16,460)	$(0.28)	$(24,051)	$(0.41)
Adjustments(1):
Share-based compensation	13,220	0.23	11,799	0.20
COVID-19 government relief benefits, net	(161)	—	(3,465)	(0.06)
Legal judgment and arbitration awards	—	—	(1,770)	(0.03)
Realized and unrealized investment gains	(64)	—	(3,710)	(0.06)
Tax impact on items listed above	(857)	(0.01)	(965)	(0.02)
Income taxes resulting from management's decision to no longer indefinitely reinvest the historical earnings of certain foreign subsidiaries	—	—	381	0.01
Adjusted net loss(1)	$(4,322)	$(0.07)	$(21,781)	$(0.37)

Weighted average shares outstanding - basic and diluted		57,943		59,190

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

EBITDA is defined as net income or loss excluding: (i) income tax expense or benefit; (ii) interest expense, net of interest income; (iii) depreciation and amortization, including film asset amortization; and (iv) amortization of deferred financing costs. Adjusted EBITDA per Credit Facility is defined as EBITDA excluding: (i) share-based and other non-cash compensation; (ii) realized and unrealized investment gains or losses; and (iii) write-downs, net of recoveries, including asset impairments and credit loss expense.

Reconciliations of net loss attributable to common shareholders, which is the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA per Credit Facility are presented in the tables below.

	For the Three Months Ended June 30, 2022 (1)
	Attributable to
	Non-controlling
	Interests and	Less: Attributable to	Attributable to
(In thousands of U.S. Dollars)	Common Shareholders	Non-controlling Interests	Common Shareholders
Reported net loss	$(4,251)	$(1,400)	$(2,851)
Add (subtract):
Income tax expense	3,133	5	3,128
Interest expense, net of interest income	179	(91)	270
Depreciation and amortization, including film asset amortization	14,282	1,196	13,086
Amortization of deferred financing costs(2)	730	—	730
EBITDA	14,073	(290)	14,363
Share-based and other non-cash compensation	7,777	379	7,398
Unrealized investment gains	(30)	—	(30)
Write-downs, including asset impairments and credit loss expense	5,163	1,477	3,686
Adjusted EBITDA per Credit Facility	$26,983	$1,566	$25,417

	For the Twelve Months Ended June 30, 2022 (1)
	Attributable to
	Non-controlling
	Interests and	Less: Attributable to	Attributable to
(In thousands of U.S. Dollars)	Common Shareholders	Non-controlling Interests	Common Shareholders
Reported net loss	$(9,166)	$5,572	$(14,738)
Add (subtract):
Income tax expense	21,293	2,683	18,610
Interest expense, net of interest income	877	(378)	1,255
Depreciation and amortization, including film asset amortization	57,434	5,565	51,869
Amortization of deferred financing costs(2)	3,258	—	3,258
EBITDA	73,696	13,442	60,254
Share-based and other non-cash compensation	27,713	1,105	26,608
Unrealized investment gains	(123)	—	(123)
Write-downs, including asset impairments and credit loss expense	11,691	1,091	10,600
Adjusted EBITDA per Credit Facility	$112,977	$15,638	$97,339

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

Certain of the Company’s PRC subsidiaries held approximately RMB 390.1 million ($58.1 million) in cash and cash equivalents as of June 30, 2022 (December 31, 2021 — RMB 484.7 million or $76.0 million) and are required to transact locally in RMB. Foreign currency exchange transactions, including the remittance of any funds into and out of the PRC, are subject to controls and require the approval of the China State Administration of Foreign Exchange to complete. Any developments relating to the Chinese economy and any actions taken by the Chinese government are beyond the control of the Company; however, the Company monitors and manages its capital and liquidity requirements to ensure compliance with local regulatory and policy requirements. (See “Risk Factors – The Company faces risks in connection with its significant presence in China and the continued expansion of its business there,” in Part I, Item 1A of the Company’s 2021 Form 10-K.)

For the three and six months ended June 30, 2022, the Company recorded foreign exchange net losses of $(1.7) million and $(1.9) million, respectively, as compared to foreign exchange net gains of $1.1 million and $1.7 million for the three and six months ended June 30, 2021, respectively, associated with the translation of foreign currency denominated monetary assets and liabilities.

The Company has entered into a series of foreign currency forward contracts to manage the risks associated with the volatility of foreign currencies. Certain of these foreign currency forward contracts met the criteria required for hedge accounting under the Derivatives and Hedging Topic of the Financial Accounting Standards Board Accounting Standard Codification at inception, and continue to meet hedge effectiveness tests as of June 30, 2022, with settlement dates throughout 2022 and 2023. Foreign currency derivatives are recognized and measured in the Condensed Consolidated Balance Sheets at fair value. Changes in the fair value (i.e., gains or losses) are recognized in the Condensed Consolidated Statements of Operations except for derivatives designated and qualifying as foreign currency cash flow hedging instruments. The Company currently has cash flow hedging instruments associated with Selling, General and Administrative Expenses. For foreign currency cash flow hedging instruments related to Selling, General and Administrative Expenses, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported within Accumulated Other Comprehensive (Loss) Income and reclassified to the Condensed Consolidated Statements of Operations when the forecasted transaction occurs. Any ineffective portion is recognized immediately in the Condensed Consolidated Statements of Operations.

The notional value of foreign currency cash flow hedging instruments that qualify for hedge accounting at June 30, 2022 was $22.0 million (December 31, 2021 — $26.7 million). Losses of $(0.6) million and $(0.3) million were recorded to Other Comprehensive Income (Loss) with respect to the change in fair value of these contracts for the three and six months ended June 30, 2022, respectively, (2021 — gains of $0.3 million and $0.6 million, respectively). Losses of $(0.1) million were reclassified from Accumulated Other Comprehensive (Loss) Income to Selling, General and Administrative Expenses for the three and six months ended June 30, 2022 (2021 — gains of $0.8 million, and $1.1 million, respectively). An unrealized gain of $0.4 million resulting from a change in the classification of certain forward contracts no longer meeting the requirements for hedge accounting were reclassified from Accumulated Other Comprehensive (Loss) Income to Selling, General and Administrative Expenses for the three and six months ended June 30, 2021 (2022 — $nil). The Company currently does not hold any derivatives which are not designated as hedging instruments.

For all derivative instruments, the Company is subject to counterparty credit risk to the extent that the counterparty may not meet its obligations to the Company. To manage this risk, the Company enters into derivative transactions only with major financial institutions.

As of June 30, 2022, the Company’s Financing Receivables and working capital items denominated in Canadian Dollars, RMB, Japanese Yen, Euros and other foreign currencies translated into U.S. Dollars was $168.2 million, of which $166.0 million was denominated in RMB. Assuming a 10% appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates as of June 30, 2022, the potential change in the fair value of foreign currency-denominated financing receivables and working capital items would have been $16.8 million. A significant portion of the Company’s Selling, General, and Administrative Expenses is denominated in Canadian Dollars. Assuming a 1% change appreciation or depreciation in foreign currency exchange rates as of June 30, 2022, the potential change in the amount of Selling, General, and Administrative Expenses would be $0.1 million.

Interest Rate Risk Management

The Company’s earnings may also be affected by changes in interest rates due to the impact those changes have on its interest income from cash, and its interest expense from variable-rate borrowings that may be made under the Credit Facility. The Company had no variable rate debt instruments outstanding as of June 30, 2022.

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

The Company’s management, with the participation of its CEO and its CFO, has evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of June 30, 2022 and has concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. The Company will continue to periodically evaluate its disclosure controls and procedures and will make modifications from time to time as deemed necessary to ensure that information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting which occurred during the three months ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The impact of the COVID-19 pandemic is complex and continuously evolving, resulting in significant disruption to the Company’s business and the global economy. At various points during the pandemic, authorities around the world imposed measures intended to control the spread of COVID-19, including stay-at-home orders and restrictions on large public gatherings, which caused movie theaters in countries around the world to temporarily close, including the IMAX theaters in those countries. As a result of these theater closures, movie studios postponed the theatrical release of most films originally scheduled for release in 2020 and early 2021, including many scheduled to be shown in IMAX theaters, while several other films were released directly or concurrently to streaming platforms. Beginning in the third quarter of 2020, stay-at-home orders and capacity restrictions were lifted in many key markets, movie theaters throughout the IMAX network gradually reopened, and movie release schedules have begun to normalize. Note, however, that following the emergence of the Omicron variant and the rise of COVID-19 cases in China in the first quarter of 2022, the Chinese government reinstituted capacity restrictions and safety protocols on large public gatherings, which has led to the temporary closure of theaters in several cities. Throughout the second quarter of 2022, IMAX theaters in China gradually reopened. There continues to be no assurance that movie theaters will remain open or continue to reopen if there is a continued rise of or resurgence in COVID-19 cases in certain jurisdictions. As of June 30, 2022, approximately 90% of the theaters in Greater China were open at various capacities.

Despite the strong performance of numerous blockbuster films in recent quarters, there remains uncertainty around whether and when movie-going will return to historical levels on an annual basis. The timing and extent of a recovery of consumer behavior and willingness to spend discretionary income on movie-going may delay the Company’s ability to generate significant revenue from GBO generated by its exhibitor customers until consumer behavior normalizes and consumer spending fully recovers.

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

Given the dynamic nature of the circumstances, while the Company has been negatively impacted as of the date of filing of this report, it is difficult to predict the full extent of the adverse impact of the COVID-19 pandemic on the Company’s financial condition, liquidity, business and results of operations in future reporting periods. The extent and duration of such impact on the Company will depend on future developments, including, but not limited to, the duration and scope of the pandemic, the emergence, spread and severity of variants of the virus, the progress made on administering vaccines and developing treatment and the effectiveness of such vaccines and treatments, the progress towards the resumption of normal operations of movie theaters worldwide and their return to historical levels of attendance, the timing of when new films are released, consumer behavior, the solvency of the Company’s exhibitor partners, their ability to make timely payments, any potential construction or installation delays involving our exhibitor partners, the continuing impact of the pandemic on global economic conditions and ongoing government responses to the pandemic. Such events are highly uncertain and cannot be accurately forecasted.

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

A significant portion of the GBO generated by the Company’s exhibitor customers and its revenues are generated by customers located outside the United States and Canada. Approximately 70%, 77%, and 66% of the Company’s revenues were derived outside of the United States and Canada in 2021, 2020 and 2019, respectively. As of June 30, 2022, approximately 73% of IMAX Theater Systems in backlog are scheduled to be installed in international markets. The Company’s network spanned 87 different countries as of June 30, 2022, and the Company expects its international operations to continue to account for an increasingly significant portion of its future revenues. There are a number of risks associated with operating in international markets that could negatively affect the Company’s operations, sales and future growth prospects. These risks include:

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

Additionally, global geopolitical tensions and actions that governments take in response may adversely impact the Company. In response to the ongoing conflict between Russia and Ukraine, Canada, the United States, and other countries in which the Company operates have imposed broad sanctions and other restrictive actions against governmental and other entities in Russia, which in turn have and may continue to have an adverse impact on the Company’s business and results of operations in affected regions. In addition, in the wake of the Russia-Ukraine conflict, major movie studios suspended the theatrical release of films in Russia. The lack of new films and content released by movie studios may force Russian exhibitors to reduce their operating hours or temporarily close their theaters, which may lead to financial difficulties and permanent closures of Russian theaters as well as general depression of the Russia exhibition industry. Such operational and financial challenges in the Russian exhibition industry may adversely affect the Company’s future revenues and cash flows in that region. The Company has notified its exhibitor clients in Russia and Belarus that such sanctions and actions constitute a force majeure event under their theater agreements, resulting in the suspension of the Company’s obligations thereunder. The scope, intensity, duration and outcome of the conflict is uncertain. Additionally, given the global nature of the Company’s operations, any protracted conflict or the broader macroeconomic impact of the Russia-Ukraine conflict and sanctions imposed on Russia and other countries could have an adverse impact on the Company’s business, results of operations, financial condition, and future performance (the Company has 22 theater systems in its backlog from Russia and the CIS and Ukraine) and may also magnify the impact of other risks described herein and in the Company’s 2021 Form 10-K, including the risk of cybersecurity attacks, which have increased in connection with the ongoing conflict and may impact information technology systems unrelated to the conflict, or jeopardize critical infrastructure in jurisdictions where the Company operates.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On April 28, 2022, the Company’s Board of Directors approved a 12-month extension to its share repurchase program through June 30, 2023. The extension authorized the Company to repurchase up to the remaining amount available of the original $200.0 million initially authorized under the share repurchase program when it commenced on July 1, 2017. The repurchases may be made either in the open market or through private transactions, including repurchases made pursuant to a plan intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, subject to market conditions, applicable legal requirements, and other relevant factors. The Company has no obligation to repurchase shares and the share repurchase program may be suspended or discontinued by the Company at any time.

During the three months ended June 30, 2022, the Company repurchased 2,702,548 common shares at an average price of $15.92 per share for a total of $43.0 million, excluding commissions. As of June 30, 2022, the Company has $26.2 million available under its approved repurchase program.

The Company’s common share repurchase program activity for the three months ended June 30, 2022 was as follows:

	Total number of shares purchased	Average price paid per share	Total value of shares purchased as part of publicly announced program	Maximum value of shares that may yet be purchased under the program
April 1 through April 30, 2022	869,048	$16.42	14,268,458	$54,941,813
May 1 through May 31, 2022	1,022,642	15.66	16,017,673	38,924,140
June 1 through June 30, 2022	810,858	15.72	12,743,037	26,181,103
Total	2,702,548	$15.92	43,029,167

Subsequent to June 30, 2022 and through July 27, 2022, the Company completed repurchases through a 10b5-1 program of 71,467 shares at an average price of $15.93 per share, for a total cost of $1.1 million, excluding commissions.

In 2021, IMAX China's shareholders granted its Board of Directors a general mandate authorizing the Board, subject to applicable laws, to repurchase shares of IMAX China not to exceed 10% of the total number of issued shares as of May 6, 2021 (34,835,824 shares). This program expired on the date of the 2022 Annual General Meeting of IMAX China on June 23, 2022. During the 2022 Annual General Meeting, shareholders approved the repurchase of shares of IMAX China not to exceed 10% of the total number of issued shares as of June 23, 2022 (34,063,480 shares). This program will be valid until the 2023 Annual General Meeting of IMAX China. The repurchases may be made in the open market or through other means permitted by applicable laws. IMAX China has no obligation to repurchase its shares and the share repurchase program may be suspended or discontinued by IMAX China at any time. IMAX China did not repurchase any common shares during the three months ended June 30, 2022.

The total number of shares purchased during the six months ended June 30, 2022, under both the Company and IMAX China’s repurchase plans, does not include any shares purchased in the administration of employee share-based compensation plans.

(See Note 7 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 for a summary of the material terms and conditions of the Company’s revolving credit facility, which include a limitation of the amount of permitted share repurchases.)

Item 6. Exhibits

Exhibit No.	Description
10.1*+	Employment Agreement, dated April 25, 2022, between IMAX Corporation and Natasha Fernandes.

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated July 28, 2022, by Richard L. Gelfond.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated July 28, 2022, by Natasha Fernandes.

32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated July 28, 2022, by Richard L. Gelfond.

32.2*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated July 28, 2022, by Natasha Fernandes.

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*Filed herewith.

+Management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAX CORPORATION

Date: July 28, 2022	By:	/s/ NATASHA FERNANDES
Natasha Fernandes
Chief Financial Officer
(Principal Financial Officer)

Date: July 28, 2022	By:	/s/ KEVIN M. DELANEY
Kevin M. Delaney
Senior Vice-President, Finance & Controller
(Principal Accounting Officer)