Form 10-Q
period 2022-09-30
IMAX CORP
filed 2022-10-31
CIK 921582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of September 30, 2022
Common Shares, no par value	55,973,443

IMAX CORPORATION

IMAX CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

IMAX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. Dollars, except share amounts)

(Unaudited)

	September 30,	December 31,
	2022	2021
Assets
Cash and cash equivalents	$87,151	$189,711
Accounts receivable, net of allowance for credit losses	125,686	110,050
Financing receivables, net of allowance for credit losses	122,618	141,049
Variable consideration receivables, net of allowance for credit losses	43,643	44,218
Inventories	36,378	26,924
Prepaid expenses	13,145	11,802
Film assets, net of accumulated amortization	4,535	4,241
Property, plant and equipment, net of accumulated depreciation	251,518	260,353
Investment in equity securities	1,095	1,087
Other assets	16,294	17,799
Deferred income tax assets, net of valuation allowance	14,369	13,906
Goodwill	61,718	39,027
Other intangible assets, net of accumulated amortization	22,077	23,080
Total assets	$800,227	$883,247
Liabilities
Accounts payable	$22,607	$15,943
Accrued and other liabilities	119,138	111,896
Deferred revenue	76,461	81,281
Revolving credit facility borrowings, net of unamortized debt issuance costs	2,660	2,472
Convertible Notes and other borrowings, net	226,527	223,641
Deferred income tax liabilities	14,900	17,642
Total liabilities	462,293	452,875
Commitments and contingencies (see Note 9)
Non-controlling interests	736	758
Shareholders' equity
Capital stock common shares — no par value. Authorized — unlimited number.
55,973,443 issued and outstanding (December 31, 2021 — 58,653,642 issued and outstanding)	388,953	409,979
Other equity	179,571	174,620
Statutory surplus reserve	3,932	3,932
Accumulated deficit	(282,944)	(234,975)
Accumulated other comprehensive (loss) income	(16,173)	2,527
Total shareholders' equity attributable to common shareholders	273,339	356,083
Non-controlling interests	63,859	73,531
Total shareholders' equity	337,198	429,614
Total liabilities and shareholders' equity	$800,227	$883,247

(See the accompanying notes, which are an integral part of these Condensed Consolidated Financial Statements.)

IMAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. Dollars, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues
Technology sales	$18,065	$13,160	$35,270	$34,508
Image enhancement and maintenance services	36,233	30,588	117,285	76,914
Technology rentals	12,540	10,219	43,726	26,708
Finance income	1,917	2,635	6,478	8,181
	68,755	56,602	202,759	146,311
Costs and expenses applicable to revenues
Technology sales	10,061	6,230	20,264	17,779
Image enhancement and maintenance services	20,563	16,461	56,259	38,582
Technology rentals	6,430	6,424	18,728	19,579
	37,054	29,115	95,251	75,940
Gross margin	31,701	27,487	107,508	70,371
Selling, general and administrative expenses	32,905	28,377	100,181	82,393
Research and development	1,115	2,025	3,667	5,696
Amortization of intangible assets	1,111	1,255	3,412	3,586
Credit loss expense (reversal), net	808	(3,317)	8,149	(4,884)
Asset impairments (see Note 17(e))	—	—	4,470	—
Legal judgment and arbitration awards (see Note 9)	—	—	—	(1,770)
Loss from operations	(4,238)	(853)	(12,371)	(14,650)
Realized and unrealized investment gains	35	30	99	5,311
Retirement benefits non-service expense	(140)	(117)	(417)	(347)
Interest income	257	538	1,176	1,680
Interest expense	(1,323)	(1,540)	(4,354)	(5,534)
Loss before taxes	(5,409)	(1,942)	(15,867)	(13,540)
Income tax expense	(2,348)	(4,402)	(8,091)	(9,416)
Net loss	(7,757)	(6,344)	(23,958)	(22,956)
Less: net income attributable to non-controlling interests	(1,196)	(2,034)	(1,455)	(9,473)
Net loss attributable to common shareholders	$(8,953)	$(8,378)	$(25,413)	$(32,429)

Net loss per share attributable to common shareholders - basic and diluted:
Net loss per share — basic and diluted	$(0.16)	$(0.14)	$(0.44)	$(0.55)

(See the accompanying notes, which are an integral part of these Condensed Consolidated Financial Statements.)

IMAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands of U.S. Dollars)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net loss	$(7,757)	$(6,344)	$(23,958)	$(22,956)
Other comprehensive loss, before tax
Unrealized net loss from cash flow hedging instruments	(1,567)	(759)	(1,862)	(159)
Realized net loss (gain) from cash flow hedging instruments	80	(312)	175	(1,367)
Reclassification of unrealized gain from ineffective cash flow hedging instruments	—	(25)	—	(318)
Foreign currency translation adjustments	(11,703)	(1,325)	(24,644)	(531)
Defined benefit and postretirement benefit plans	46	48	138	144
Total other comprehensive loss, before tax	(13,144)	(2,373)	(26,193)	(2,231)
Income tax benefit related to other comprehensive loss	380	276	408	446
Other comprehensive loss, net of tax	(12,764)	(2,097)	(25,785)	(1,785)
Comprehensive loss	(20,521)	(8,441)	(49,743)	(24,741)
Comprehensive loss (income) attributable to non-controlling interests	2,150	(1,636)	5,630	(9,313)
Comprehensive loss attributable to common shareholders	$(18,371)	$(10,077)	$(44,113)	$(34,054)

(See the accompanying notes, which are an integral part of these Condensed Consolidated Financial Statements.)

IMAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. Dollars)

(Unaudited)

	Nine Months Ended
	September 30,
	2022	2021
Operating Activities
Net loss	$(23,958)	$(22,956)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	42,663	40,570
Amortization of deferred financing costs	2,465	1,749
Credit loss expense (reversal), net	8,149	(4,884)
Write-downs	5,707	878
Deferred income tax benefit	(3,374)	(1,687)
Share-based and other non-cash compensation	19,510	18,558
Unrealized foreign currency exchange loss	1,310	555
Realized and unrealized investment gains	(99)	(5,311)
Changes in assets and liabilities:
Accounts receivable	(18,050)	(24,336)
Inventories	(10,131)	653
Film assets	(14,174)	(10,035)
Deferred revenue	(5,989)	(1,434)
Changes in other operating assets and liabilities	(3,548)	(11,902)
Net cash provided by (used in) operating activities	481	(19,582)
Investing Activities
Acquisition of SSIMWAVE, net of cash and cash equivalents acquired	(12,639)	—
Purchase of property, plant and equipment	(5,248)	(2,353)
Investment in equipment for joint revenue sharing arrangements	(14,543)	(5,361)
Interest in film classified as a financial instrument	(4,731)	—
Acquisition of other intangible assets	(3,246)	(3,399)
Proceeds from sale of equity securities	—	17,769
Net cash (used in) provided by investing activities	(40,407)	6,656
Financing Activities
Proceeds from issuance of convertible notes, net	—	223,675
Debt issuance costs related to convertible notes	—	(1,163)
Purchase of capped calls related to convertible notes	—	(19,067)
Revolving credit facility borrowings	4,890	3,600
Repayments of revolving credit facility borrowings	(3,600)	(300,243)
Credit facility amendment fees paid	(2,277)	(474)
Repurchase of common shares, IMAX Corporation	(53,581)	(4,610)
Repurchase of common shares, IMAX China	(3,043)	(5,016)
Taxes withheld and paid on employee stock awards vested	(3,393)	(3,045)
Common shares issued - stock options exercised	—	883
Principal payment under finance lease obligations	(890)	—
Dividends paid to non-controlling interests	(2,701)	(5,027)
Net cash used in financing activities	(64,595)	(110,487)
Effects of exchange rate changes on cash and cash equivalents	1,961	(958)
Decrease in cash and cash equivalents during period	(102,560)	(124,371)
Cash and cash equivalents, beginning of period	189,711	317,379
Cash and cash equivalents, end of period	$87,151	$193,008

(See the accompanying notes, which are an integral part of these Condensed Consolidated Financial Statements.)

IMAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In thousands of U.S. Dollars)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Adjustments to capital stock:
Balance, beginning of period	$391,107	$415,849	$409,979	$407,020
Change in shares held in treasury	—	4	—	7
Employee stock options exercised, net of shares withheld for employee tax obligations	—	—	—	883
Grant date fair value of stock options exercised	—	—	—	272
Average carrying value of repurchased and retired common shares	(4,161)	(2,380)	(32,929)	(2,380)
Restricted share units vested, net of shares withheld for employee tax obligations	60	54	9,956	7,725
Issuance of common shares in acquisition	1,947	—	1,947	—
Balance, end of period	388,953	413,527	388,953	413,527
Adjustments to other equity:
Balance, beginning of period	174,668	169,050	174,620	188,845
Amortization of share-based payment expense - stock options	132	282	502	908
Amortization of share-based payment expense - restricted share units	4,232	4,161	14,444	12,732
Amortization of share-based payment expense - performance stock units	1,697	1,275	5,414	3,413
Restricted share units vested	(302)	(58)	(14,010)	(11,850)
Grant date fair value of stock options exercised	—	—	—	(271)
Change in ownership interest related to IMAX China common share repurchases	(856)	(3,645)	(1,399)	(3,645)
Purchase of capped calls related to convertible notes	—	—	—	(19,067)
Balance, end of period	179,571	171,065	179,571	171,065
Adjustments to statutory surplus reserve:
Balance, beginning of period	3,932	—	3,932	—
Establishment of statutory surplus reserve, IMAX China	—	3,932	—	3,932
Balance, end of period	3,932	3,932	3,932	3,932
Adjustments to accumulated deficit:
Balance, beginning of period	(272,022)	(226,900)	(234,975)	(202,849)
Net loss attributable to common shareholders	(8,953)	(8,378)	(25,413)	(32,429)
Statutory surplus reserve deducted from retained earnings, IMAX China	—	(3,932)	—	(3,932)
Common shares repurchased and retired	(1,969)	(2,230)	(22,556)	(2,230)
Balance, end of period	(282,944)	(241,440)	(282,944)	(241,440)
Adjustments to accumulated other comprehensive (loss) income:
Balance, beginning of period	(6,755)	1,062	2,527	988
Other comprehensive loss, net of tax	(9,418)	(1,699)	(18,700)	(1,625)
Balance, end of period	(16,173)	(637)	(16,173)	(637)
Adjustments to non-controlling interests:
Balance, beginning of period	66,555	75,698	73,531	70,004
Net income attributable to non-controlling interests	1,202	2,040	1,477	9,472
Other comprehensive loss, net of tax	(3,346)	(398)	(7,085)	(160)
Dividends paid to non-controlling shareholders of IMAX China	(91)	(2,928)	(2,701)	(5,027)
Share-based compensation attributable to non-controlling interests	(118)	222	281	345
Change in ownership interest related to IMAX China common share repurchases	(343)	(1,371)	(1,644)	(1,371)
Balance, end of period	63,859	73,263	63,859	73,263
Total Shareholders' Equity	$337,198	$419,710	$337,198	$419,710

(See the accompanying notes, which are an integral part of these Condensed Consolidated Financial Statements.)

IMAX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands of U.S. Dollars, unless otherwise stated)

(Unaudited)

1. Basis of Presentation

Accounting Principles

IMAX Corporation, together with its consolidated subsidiaries (the "Company"), prepares its financial statements in accordance with United States Generally Accepted Accounting Principles ("U.S. GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. In the Company's opinion, the unaudited Condensed Consolidated Financial Statements reflect all adjustments of a normal recurring nature that are necessary for a fair statement of the results for the interim periods presented. The Condensed Consolidated Balance Sheet at December 31, 2021 was derived from the Company's audited annual Consolidated Financial Statements, but does not contain all of the footnote disclosures included in the annual financial statements. The interim results presented in the Company's Condensed Consolidated Statements of Operations are not necessarily indicative of results for a full year.

These Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in the Company's 2021 Annual Report on Form 10-K (the "2021 Form 10-K"), which should be consulted for a summary of the significant accounting policies utilized by the Company. The Condensed Consolidated Financial Statements are prepared following the same accounting policies disclosed in the 2021 Form 10-K.

Revision of Prior Period Amounts

In the Condensed Consolidated Statements of Shareholders' Equity, the Company revised the September 30, 2021 balances of Total Shareholders' Equity Attributable to Common Shareholders and Non-Controlling Interests. The revisions were principally made to properly reflect changes in the Company's ownership interest in IMAX China Holding, Inc. ("IMAX China") as a result of common share repurchases made by IMAX China and the amortization of share-based compensation related to IMAX China. The revisions resulted in a reclassification of $9.5 million between the balances of Other Equity and Non-Controlling Interests as of September 30, 2021. There is no change in Total Shareholders' Equity as a result of the revisions. (See Note 3(a) of Notes to Consolidated Financial Statements in Part II, Item 8 of the Company's 2021 Form 10-K).

Principles of Consolidation

These Condensed Consolidated Financial Statements include the accounts of the Company together with its consolidated subsidiaries, except for subsidiaries which have been identified as variable interest entities ("VIEs") where the Company is not the primary beneficiary. All intercompany accounts and transactions have been eliminated. The Company has evaluated its various variable interests to determine whether they are VIEs as required by U.S. GAAP.

The Company has interests in ten film production companies, which have been identified as VIEs. The Company is the primary beneficiary of and consolidates five of these entities as it has the power to direct the activities that most significantly impact the economic performance of the VIE, and it has the obligation to absorb losses or the right to receive benefits from the respective VIE that could potentially be significant. The majority of the assets relating to these production companies are held by the IMAX Original Film Fund (the "Original Film Fund") as described in Note 18(b). The Company does not consolidate the other five film production companies because it does not have the power to direct their activities and it does not have the obligation to absorb the majority of the expected losses or the right to receive expected residual returns. The Company uses the equity method of accounting for these entities, which are not material to the Company's Condensed Consolidated Financial Statements. A loss in the value of an equity method investment that is other than temporary is recognized as a charge in the Condensed Consolidated Statement of Operations.

As of September 30, 2022 and December 31, 2021, total assets and liabilities of the Company's consolidated VIEs are as follows:

	September 30,	December 31,
(In thousands of U.S. Dollars)	2022	2021
Total assets	$1,542	$1,576
Total liabilities	$256	$259

Estimates and Assumptions

In preparing the Company's Condensed Consolidated Financial Statements, management makes judgments in applying various accounting policies. The areas of policy judgment are consistent with those reported in Note 3(c) of the Company's audited Consolidated Financial Statements included in its 2021 Form 10-K. In addition, management makes assumptions about the Company's future operating results and cash flows in deriving critical accounting estimates used in preparing the Condensed Consolidated Financial Statements. The significant estimates made by management include, but are not limited to: (i) the allocation of the transaction price in an IMAX Theater System arrangement to distinct performance obligations; (ii) the amount of variable consideration to be earned on sales of IMAX Theater Systems based on projections of future box office performance; (iii) expected credit losses on accounts receivable, financing receivables, and variable consideration receivables; (iv) provisions for the write-down of excess and obsolete inventory; (v) the fair values of the reporting units used in assessing the recoverability of goodwill; (vi) the cash flow projections used in testing the recoverability of long-lived assets such as the theater system equipment supporting joint revenue sharing arrangements; (vii) the economic lives of the theater system equipment supporting joint revenue sharing arrangements; (viii) the useful lives of intangible assets; (ix) the ultimate revenue forecasts used to test the recoverability of film assets; (x) the discount rates used to determine the present value of financing receivables and lease liabilities, as well as to determine the fair values of the Company's reporting units for the purpose of assessing the recoverability of goodwill; (xi) pension plan assumptions; (xii) estimates related to the fair value and projected vesting of share-based payment awards; (xiii) the valuation of deferred income tax assets; and (xiv) reserves related to uncertain tax positions.

The impact of the COVID-19 pandemic is complex and continuously evolving, resulting in significant disruption to the Company's business and the global economy, as described in Note 2. Although management is encouraged by the broad reopening of the IMAX theater network, the continued progress towards the resumption of normal theater operations, normal film release schedules, and recent box office results, there continues to be risk and uncertainty relating to the judgments, assumptions, and estimates used by management in preparing the Company's Condensed Consolidated Financial Statements.

In response to the ongoing conflict between Russia and Ukraine, a number of countries in which the Company operates, including Canada and the United States, have imposed broad sanctions and other restrictive actions against governmental and other entities in Russia, which in turn have and may continue to have an adverse impact on the Company's business and results of operations in the affected regions. Commencing in March 2022, in response to the conflict and resulting sanctions, the Company suspended its operations in Russia and Belarus. As of September 30, 2022, the IMAX network includes 54 theaters in Russia, nine theaters in Ukraine, and one theater in Belarus, and the Company's backlog includes 14 theaters in Russia, one theater in Ukraine, and five theaters in Belarus with a total fixed contracted value of $22.9 million. As a result of the ongoing conflict, there is risk and uncertainty relating to the judgments, assumptions, and estimates used by management in preparing the Company's Condensed Consolidated Financial Statements, including estimates related to expected credit losses on accounts receivables, financing receivables, and variable consideration receivables, as discussed in Note 5. In the first quarter of 2022, the Company recorded provisions for potential credit losses against substantially all of its receivables in Russia due to uncertainties associated with the ongoing conflict. These receivables relate to existing sale agreements as the Company is not party to any joint revenue sharing arrangements in these countries. In addition, beginning in the first quarter of 2022, exhibitors in Russia, Ukraine, and Belarus were placed on nonaccrual status for maintenance revenue and finance income. The Company continues to monitor the evolving impacts of this conflict and its effects on the global economy and the Company. Given the global nature of the Company's operations, any protracted conflict or the broader macroeconomic impact of the Russia-Ukraine conflict and sanctions imposed on Russia could have further adverse impacts on the Company's business, results of operations, and financial condition.

On September 7, 2022, Cineworld Group plc ("Cineworld"), the parent company of Regal Entertainment Group, and certain of its subsidiaries and Regal CineMedia Holdings, LLC, filed petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the Southern District of Texas. Based on its evaluation of its contracts with Cineworld, its assessment of the reorganization and its discussions with Cineworld to date, the Company has determined that no additional provision for expected credit losses is required. The Company also does not expect to see a material impact on its network of theaters with Cineworld resulting from this reorganization. There can, however, be no guarantees as to the ultimate outcome of a Chapter 11 proceeding. The Company has an unsecured claim of $11.4 million related to receivables from the entities included in the reorganization proceeding.

2. Impact of COVID-19 Pandemic

The impact of the COVID-19 pandemic is complex and continuously evolving, resulting in significant disruption to the Company's business and the global economy. At various points during the pandemic, authorities around the world imposed measures intended to control the spread of COVID-19, including stay-at-home orders and restrictions on large public gatherings, which caused movie theaters in countries around the world to temporarily close, including the IMAX theaters in those countries. As a result of these theater closures, movie studios postponed the theatrical release of most films originally scheduled for release in 2020 and early 2021, including many of the films scheduled to be shown in IMAX theaters, while several other films were released directly or concurrently to streaming platforms. Beginning in the third quarter of 2020, stay-at-home orders and capacity restrictions were lifted in many key markets and movie theaters throughout the IMAX network gradually reopened. However, following the emergence of the Omicron variant and the rise of COVID-19 cases in China in the first quarter of 2022, the Chinese government reinstituted capacity restrictions and safety protocols on large public gatherings, which has led to the temporary closure of theaters in several cities. As of September 30, 2022, approximately 92% of the IMAX theaters in Greater China were open at various capacities. On average, during the third quarter of 2022, approximately 82% of the IMAX theaters in Greater China were open at various capacities.

The impact of the COVID-19 pandemic on the Company's business and financial results will continue to depend on numerous evolving factors that cannot be accurately predicted and that will vary by jurisdiction and market, including the duration and scope of the pandemic, the emergence of new and the spread of existing variants of the virus, the progress made on administering vaccines and developing treatments and the effectiveness of such vaccines and treatments, the continuing impact of the pandemic on global economic conditions and ongoing government responses to the pandemic, which could lead to further theater closures, theater capacity restrictions and/or delays in the release of films.

3. Recently Issued Accounting Standards

In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting" ("ASU 2020-04"). The purpose of ASU 2020-04 is to provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. ASU 2020-04 is effective for all entities from the beginning of an interim period that includes the issuance date of the ASU. An entity may elect to apply ASU 2020-04 prospectively through December 31, 2022. In October 2022, the FASB extended the temporary accounting relief to December 31, 2024 from the current sunset date of December 31, 2022. As of September 30, 2022, the Company is not party to any third party contracts that reference the London Interbank Offered Rate (LIBOR). Accordingly, the Company does not expect ASU 2020-04 to have a material effect on its Condensed Consolidated Financial Statements.

In October 2021, the FASB issued ASU No. 2021-08, "2021-08: Business Combinations (Topic 850): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers" ("ASU 2021-08"). ASU 2021-08 requires that an acquirer recognize and measure contract assets and contract liabilities (e.g., deferred revenue) acquired in a business combination in accordance with Topic 606, as opposed to at fair value. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, including interim periods within those periods. Early adoption is permitted. The Company elected to early adopt ASU 2021-08 in the third quarter of 2022 in connection with its acquisition of SSIMWAVE Inc. (see Note 4).

In November 2021, the FASB issued ASU No. 2021-10, "2021-10: Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance" ("ASU 2021-10"). ASU 2021-10 requires annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. ASU 2021-10 is effective for annual periods beginning after December 15, 2021. Early adoption is permitted. The Company will adopt ASU 2021-10 for the year ending December 31, 2022 and will provide the required disclosures, if material.

In March 2022, the FASB issued ASU No. 2022-02, "2022-02: Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures" ("ASU 2022-02"). ASU 2022-02 amends and eliminates the accounting guidance for Troubled Debt Restructurings by creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty and requires for public business entities, to disclose current-period gross write offs by year of origination for financing receivables and net investments in leases. ASU 2022-02 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. The Company will adopt ASU 2022-02 for the first quarter of 2023 and is in the process of evaluating the accounting and disclosure impact, if any, on the Company's Condensed Consolidated Financial Statements.

The Company considers the applicability and impact of all FASB ASUs that are recently issued, but not yet effective. ASUs that are not noted above were assessed and determined to be not applicable or not significant to the Company's Condensed Consolidated Financial Statements for the period ended September 30, 2022.

4. Acquisition

On September 22, 2022 (the "Closing Date"), the Company acquired all of the issued and outstanding shares of SSIMWAVE Inc. ("SSIMWAVE") pursuant to a share purchase agreement by and among the Company, SSIMWAVE, and related shareholders (the "Sellers"). SSIMWAVE provides perceptual quality measurement and optimization solutions based on artificial intelligence technologies for leading media and entertainment companies. Following the acquisition, SSIMWAVE became a wholly-owned subsidiary of the Company.

As consideration for the acquisition of SSIMWAVE, the Company is paying an aggregate purchase price of approximately $23.1 million, comprised of: (i) $19.4 million in cash, of which $16.2 million was paid on the Closing Date, (ii) 160,547 common shares of the Company with a fair value of $1.9 million (the "IMAX Share Consideration"), and (iii) contingent consideration with a fair value of $1.8 million (the "Earn-Out Payment"). The fair value of the IMAX Share Consideration is reduced to reflect the fair value of certain restrictions on the future transfer of the shares. The Earn-Out Payment may be paid to certain Sellers in an aggregate amount of up to $2.0 million in cash, contingent upon and following the achievement of certain commercial and financial milestones during the period from January 1, 2023 to December 31, 2024. The fair value of the Earn-Out Payment is based on management's assessment of the likelihood of achieving these milestones.

The revenues and earnings of SSIMWAVE were not material to the three and nine months ended September 30, 2022. In the third quarter of 2022, the Company incurred $1.0 million of professional fees in connection with the acquisition of SSIMWAVE, which were recorded within Selling, General and Administrative Expenses on the Company's Condensed Consolidated Statements of Operations.

The Company is accounting for the acquisition of SSIMWAVE as a business combination and is in the process of valuing the assets acquired, such as technology-related and customer-related intangible assets, and liabilities assumed. The Company will complete the allocation of the purchase price during the twelve-month measurement period following the date of the acquisition. The table below summarizes the preliminary allocation of the purchase price to the SSIMWAVE assets acquired and liabilities assumed. This allocation is subject to revision upon completion of the Company's valuation procedures.

(In thousands of U.S. Dollars)
Purchase Price:
Cash payments	$19,448
IMAX Share Consideration	1,947
Earn-Out Payment	1,750
Total Purchase Price	$23,145
Allocation of Purchase Price:
Cash and cash equivalents	$3,582
Accounts receivable	158
Property, plant and equipment	409
Other assets	442
Accounts payable and accrued liabilities	(1,091)
Deferred revenue	(1,274)
Federal economic development loan, net of unaccreted interest benefit	(1,772)
Goodwill	22,691
Total Purchase Price	$23,145

5. Receivables

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

In order to mitigate the credit risk associated with its receivables, management performs an initial credit evaluation prior to entering into an arrangement with a customer and then regularly monitors the credit quality of each customer through an analysis of collections history and aging. This monitoring process includes meetings on at least a monthly basis to identify credit concerns and potential changes in credit quality classification. A customer may improve their credit quality classification once a substantial payment is made on an overdue balance or when the customer has agreed to a payment plan and payments have commenced in accordance with that plan. Changes in credit quality classification are dependent upon management approval. The Company's internal credit quality classifications for theater operators are as follows:

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

When a customer's aging exceeds 90 days, the Company's policy is to perform an enhanced review to assess collectability of the theater's past due accounts. The over 90 days past due category may be an indicator of potential impairment as up to 90 days outstanding is considered to be a reasonable time to resolve any issues.

The Company develops an estimate of expected credit losses by class of receivable and customer type through a calculation that utilizes historical loss rates, which are then adjusted for specific receivables that are judged to have a higher-than-normal risk profile after considering management's internal credit quality classifications. Additional credit loss provisions are also recorded taking into account macro-economic and industry risk factors. The write-off of any billed receivable balance requires the approval of management.

On September 7, 2022, Cineworld, the parent company of Regal Entertainment Group, and certain of its subsidiaries and Regal CineMedia Holdings, LLC, filed petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the Southern District of Texas. Based on its evaluation of its contracts with Cineworld, its assessment of the reorganization and its discussions with Cineworld to date, the Company has determined that no additional provision for expected credit losses is required. The Company also does not expect to see a material impact on its network of theaters with Cineworld resulting from this reorganization. There can, however, be no guarantees as to the ultimate outcome of a Chapter 11 proceeding. The Company has an unsecured claim of $11.4 million related to receivables from the entities included in the reorganization proceeding.

Management's judgments regarding expected credit losses are based on the facts available to management and involve estimates about the future. Due to the unprecedented nature of the COVID-19 pandemic, its effect on the Company's customers and their ability to meet their financial obligations to the Company is difficult to predict. As a result, the Company's judgments and associated estimates of credit losses may ultimately prove, with the benefit of hindsight, to be incorrect (see Note 2). The impacts of inflation, and rising interest rates may also impact future credit losses. The Company will continue to monitor for economic trends and conditions and portfolio performance and adjust its allowance for credit loss accordingly.

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

The following tables summarize the activity in the allowance for credit losses related to Accounts Receivable for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30, 2022				Nine Months Ended September 30, 2022
(In thousands of U.S. Dollars)	Theater Operators	Studios	Other	Total	Theater Operators	Studios	Other	Total
Beginning balance	$10,704	$1,744	$907	$13,355	$8,867	$1,994	$1,085	$11,946
Current period provision (reversal), net	211	30	382	623	2,326	(68)	598	2,856
Write-offs	—	(4)	—	(4)	(43)	(128)	(394)	(565)
Foreign exchange	(216)	(21)	—	(237)	(451)	(49)	—	(500)
Ending balance	$10,699	$1,749	$1,289	$13,737	$10,699	$1,749	$1,289	$13,737

	Three Months Ended September 30, 2021				Nine Months Ended September 30, 2021
(In thousands of U.S. Dollars)	Theater Operators	Studios	Other	Total	Theater Operators	Studios	Other	Total
Beginning balance	$8,597	$2,517	$1,192	$12,306	$8,368	$4,481	$1,446	$14,295
Current period reversal, net	(489)	(251)	(24)	(764)	(111)	(1,928)	(269)	(2,308)
Write-offs	(43)	(270)	—	(313)	(278)	(522)	—	(800)
Foreign exchange	(89)	2	—	(87)	(3)	(33)	(9)	(45)
Ending balance	$7,976	$1,998	$1,168	$11,142	$7,976	$1,998	$1,168	$11,142

For the three months ended September 30, 2022, the Company's allowance for current expected credit losses related to Accounts Receivable increased by $0.4 million, principally due to the provision for certain receivables partially offset by foreign currency exchange rate movements. For the three months ended September 30, 2022, the Company recorded write-downs of $0.1 million directly to Credit Loss Expenses in the Company's Condensed Consolidated Statements of Operations for Studio-related receivables for which the Company did not have a previously established provision. For the nine months ended September 30, 2022, the Company's allowance for current expected credit losses related to Accounts Receivable increased by $1.8 million, principally due to reserves established against its receivables in Russia due to uncertainties associated with the ongoing Russia-Ukraine conflict, partially offset by the reversal of provisions associated with the COVID-19 pandemic as the outlook for the theatrical exhibition industry in Domestic and Rest of World markets continues to improve.

For the three and nine months ended September 30, 2021, the Company's allowance for current expected credit losses related to Accounts Receivable decreased by $1.2 million and $3.2 million, respectively, principally due to the reversal of previously recorded credit loss expense as a result of an improving outlook for theater operators following the reopening of theaters and the resumption of normal film release schedules as the theatrical exhibition industry began to recover from the COVID-19 global pandemic, as well as better than anticipated collection experience with respect to foreign theater and studio receivable balances.

Financing Receivables

Financing receivables are due from theater operators and consist of the Company's net investment in sales-type leases and receivables associated with financed sales of IMAX Theater Systems. As of September 30, 2022 and December 31, 2021, financing receivables consist of the following:

	September 30,	December 31,
(In thousands of U.S. Dollars)	2022	2021
Net investment in leases
Gross minimum payments due under sales-type leases	$26,322	$29,953
Unearned finance income	(661)	(763)
Present value of minimum payments due under sales-type leases	25,661	29,190
Allowance for credit losses	(670)	(798)
Net investment in leases	24,991	28,392
Financed sales receivables
Gross minimum payments due under financed sales	137,586	152,315
Unearned finance income	(29,000)	(34,244)
Present value of minimum payments due under financed sales	108,586	118,071
Allowance for credit losses	(10,959)	(5,414)
Net financed sales receivables	97,627	112,657
Total financing receivables	$122,618	$141,049

Net financed sales receivables due within one year	$30,360	$29,115
Net financed sales receivables due after one year	67,267	83,542
Total financed sales receivables	$97,627	$112,657

As of September 30, 2022 and December 31, 2021, the weighted-average remaining lease term and weighted-average interest rate associated with the Company's sales-type lease arrangements and financed sale receivables, as applicable, are as follows:

	September 30,	December 31,
	2022	2021
Weighted-average remaining lease term (in years)
Sales-type lease arrangements	8.8	9.6
Weighted-average interest rate
Sales-type lease arrangements	6.83%	6.56%
Financed sales receivables	8.82%	8.79%

The tables below provide information on the Company's net investment in leases by credit quality indicator as of September 30, 2022 and December 31, 2021. The amounts disclosed for each credit quality classification are determined on a customer-by-customer basis and include both billed and unbilled amounts.

(In thousands of U.S. Dollars)	By Origination Year
As of September 30, 2022	2022	2021	2020	2019	2018	Prior	Total
Net investment in leases:
Credit quality classification:
In good standing	$1,027	$9,855	$3,570	$7,171	$1,939	$1,273	$24,835
Credit Watch	—	—	—	—	425	—	425
Pre-approved transactions	—	—	—	—	—	—	—
Transactions suspended	—	—	—	—	—	401	401
Total net investment in leases	$1,027	$9,855	$3,570	$7,171	$2,364	$1,674	$25,661

(In thousands of U.S. Dollars)	By Origination Year
As of December 31, 2021	2021	2020	2019	2018	2017	Prior	Total
Net investment in leases:
Credit quality classification:
In good standing	$11,030	$3,991	$7,973	$2,574	$823	$1,928	$28,319
Credit Watch	—	—	—	—	—	—	—
Pre-approved transactions	—	—	—	—	—	—	—
Transactions suspended	—	—	—	—	—	871	871
Total net investment in leases	$11,030	$3,991	$7,973	$2,574	$823	$2,799	$29,190

The tables below provide information on the Company's financed sale receivables by credit quality indicator as of September 30, 2022 and December 31, 2021. The amounts disclosed for each credit quality classification are determined on a customer-by-customer basis and include both billed and unbilled amounts.

(In thousands of U.S. Dollars)	By Origination Year
As of September 30, 2022	2022	2021	2020	2019	2018	Prior	Total
Financed sales receivables:
Credit quality classification:
In good standing	$4,517	$10,506	$7,659	$8,466	$11,248	$44,289	$86,685
Credit Watch	16	—	1	—	—	1,399	1,416
Pre-approved transactions	—	283	—	1,216	329	7,056	8,884
Transactions suspended	—	661	142	1,172	1,201	8,425	11,601
Total financed sales receivables	$4,533	$11,450	$7,802	$10,854	$12,778	$61,169	$108,586

(In thousands of U.S. Dollars)	By Origination Year
As of December 31, 2021	2021	2020	2019	2018	2017	Prior	Total
Financed sales receivables:
Credit quality classification:
In good standing	$12,520	$8,251	$10,593	$13,278	$12,615	$47,950	$105,207
Credit Watch	—	—	—	—	321	1,292	1,613
Pre-approved transactions	—	—	743	418	2,098	3,650	6,909
Transactions suspended	—	—	335	—	680	3,327	4,342
Total financed sales receivables	$12,520	$8,251	$11,671	$13,696	$15,714	$56,219	$118,071

The balance of financed sale receivables classified within the Transactions Suspended category as of September 30, 2022 includes amounts due from exhibitors in Russia, Ukraine, and Belarus which were reclassified from other credit quality classifications in the first quarter of 2022 as a result of the ongoing Russia-Ukraine conflict.

The following tables provide an aging analysis for the Company's net investment in leases and financed sale receivables as of September 30, 2022 and December 31, 2021:

	As of September 30, 2022
(In thousands of U.S. Dollars)	Accrued and Current	30-89 Days	90+ Days	Billed	Unbilled	Recorded Receivable	Allowance for Credit Losses	Net
Net investment in leases	$235	$192	$2,066	$2,493	$23,168	$25,661	$(670)	$24,991
Financed sales receivables	1,441	1,086	11,469	13,996	94,590	$108,586	(10,959)	97,627
Total	$1,676	$1,278	$13,535	$16,489	$117,758	$134,247	$(11,629)	$122,618

	As of December 31, 2021
(In thousands of U.S. Dollars)	Accrued and Current	30-89 Days	90+ Days	Billed	Unbilled	Recorded Receivable	Allowance for Credit Losses	Net
Net investment in leases	$225	$156	$1,267	$1,648	$27,542	$29,190	$(798)	$28,392
Financed sales receivables	1,750	989	8,378	11,117	106,954	118,071	(5,414)	112,657
Total	$1,975	$1,145	$9,645	$12,765	$134,496	$147,261	$(6,212)	$141,049

The following tables provide information about the Company's net investment in leases and financed sale receivables with billed amounts past due for which it continues to accrue finance income as of September 30, 2022 and December 31, 2021. The amounts disclosed for each credit quality classification are determined on a customer-by-customer basis and include both billed and unbilled amounts.

	As of September 30, 2022
(In thousands of U.S. Dollars)	Accrued and Current	30-89 Days	90+ Days	Billed	Unbilled	Allowance for Credit Losses	Net
Net investment in leases	$199	$192	$2,066	$2,457	$18,743	$(255)	$20,945
Financed sales receivables	1,099	937	9,533	11,569	46,826	(1,333)	57,062
Total	$1,298	$1,129	$11,599	$14,026	$65,569	$(1,588)	$78,007

	As of December 31, 2021
(In thousands of U.S. Dollars)	Accrued and Current	30-89 Days	90+ Days	Billed	Unbilled	Allowance for Credit Losses	Net
Net investment in leases	$143	$132	$825	$1,100	$12,619	$(176)	$13,543
Financed sales receivables	959	729	6,190	7,878	41,439	(1,413)	47,904
Total	$1,102	$861	$7,015	$8,978	$54,058	$(1,589)	$61,447

The following table provides information about the Company's net investment in leases and financed sale receivables that are on nonaccrual status as of September 30, 2022 and December 31, 2021:

	As of September 30, 2022			As of December 31, 2021
(In thousands of U.S. Dollars)	Recorded Receivable	Allowance for Credit Losses	Net	Recorded Receivable	Allowance for Credit Losses	Net
Net investment in leases	$401	$(47)	$354	$871	$(309)	$562
Net financed sales receivables	20,483	(9,653)	10,830	8,642	(2,357)	6,285
Total	$20,884	$(9,700)	$11,184	$9,513	$(2,666)	$6,847

The balances of net investment in leases and financed sale receivables that are on nonaccrual status as of September 30, 2022 include amounts due from exhibitors in Russia, Ukraine, and Belarus which were placed on nonaccrual status in the first quarter of 2022 as a result of the ongoing Russia-Ukraine conflict.

For the three and nine months ended September 30, 2022, the Company recognized less than $0.1 million and $0.1 million, respectively, (2021 — less than $0.1 million and $0.1 million) in Finance Income related to the net investment in leases with billed amounts past due. For the three and nine months ended September 30, 2022 and 2021, the Company did not recognize Finance Income related to the net investment in leases on nonaccrual status. For the three and nine months ended September 30, 2022, the Company recognized $1.1 million and $3.1 million, respectively, (2021 — $1.3 million and $3.6 million, respectively) in Finance Income related to the financed sale receivables with billed amounts past due. For the three and nine months ended September 30, 2022, the Company recognized $0.1 million and $0.4 million, respectively, (2021 — $0.1 million and $0.1 million, respectively) in Finance Income related to the financed sales receivables on nonaccrual status.

The following tables summarize the activity in the allowance for credit losses related to the Company's net investment in leases and financed sale receivables for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30, 2022		Nine Months Ended September 30, 2022
	Net Investment	Financed	Net Investment	Financed
(In thousands of U.S. Dollars)	in Leases	Sales Receivables	in Leases	Sales Receivables
Beginning balance	$688	$11,038	$798	$5,414
Current period (reversal) provision, net	(1)	72	(95)	5,847
Write-offs	—	—	—	—
Foreign exchange	(17)	(151)	(33)	(302)
Ending balance	$670	$10,959	$670	$10,959

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
	Net Investment	Net Financed	Net Investment	Net Financed
(In thousands of U.S. Dollars)	in Leases	Sales Receivables	in Leases	Sales Receivables
Beginning balance	$579	$7,113	$557	$7,274
Current period reversal, net	(84)	(1,536)	(64)	(1,741)
Write-offs	—	—	—	—
Foreign exchange	(1)	(12)	1	32
Ending balance	$494	$5,565	$494	$5,565

For the three and nine months ended September 30, 2022, the Company's allowance for current expected credit losses related to its net investment in leases and financed sale receivables decreased by $0.1 million and increased by $5.4 million, respectively. The increase in the nine months ended September 30, 2022 is principally due to reserves established against its receivables in Russia due to uncertainties associated with the ongoing Russia-Ukraine conflict, partially offset by the reversal of provisions associated with the COVID-19 pandemic as the outlook for the theatrical exhibition industry in Domestic and Rest of World markets continues to improve.

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

The following table summarizes the activity in the allowance for credit losses related to Variable Consideration Receivables for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(In thousands of U.S. Dollars)	Theater Operators	Theater Operators	Theater Operators	Theater Operators
Beginning balance	$501	$2,028	$1,082	$1,887
Current period provision (reversal), net	57	(933)	(515)	(771)
Write-offs	—	—	—	—
Foreign exchange	(24)	(1)	(33)	(22)
Ending balance	$534	$1,094	$534	$1,094

For the three and nine months ended September 30, 2022, the Company's allowance for current expected credit losses related to Variable Consideration Receivables increased by less than $0.1 million and decreased by $0.5 million, respectively. The decrease in the nine months ended September 30, 2022 is principally due to the reversal of provisions associated with the COVID-19 pandemic as the outlook for the theatrical exhibition industry in Domestic and Rest of World markets continues to improve.
6. Lease Arrangements

(a)
IMAX Corporation as a Lessee

The Company's operating lease arrangements principally involve office and warehouse space. Office equipment is generally purchased outright. Leases with an initial term of less than 12 months are not recorded on the Condensed Consolidated Balance Sheets and the related lease expense is recognized on a straight-line basis over the lease term. Most of the Company's leases include one or more options to renew, with renewal terms that can extend the lease term from one to five years or more. The Company has determined that it is reasonably certain that the renewal options on its warehouse leases will be exercised based on previous history, its current understanding of future business needs and its level of investment in leasehold improvements, among other factors. The incremental borrowing rate used in the calculation of the Company's lease liabilities is based on the location of each leased property. None of the Company's leases include options to purchase the leased property. The depreciable lives of right-of-use assets and related leasehold improvements are limited by the expected lease term. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company rents or subleases certain office space to third parties, which have a remaining term of less than 15 months and are not expected to be renewed.

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

For the three and nine months ended September 30, 2022 and 2021, the components of lease expense recorded within Selling, General and Administrative expenses are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands of U.S. Dollars)	2022	2021	2022	2021
Operating lease cost:
Amortization of operating lease assets	$602	$684	$1,964	$2,098
Interest on operating lease liabilities	194	242	610	715
Short-term and variable lease costs	144	163	472	546
Finance lease cost:
Amortization of finance lease assets	75	N/A	75	N/A
Interest on finance lease liabilities	9	N/A	9	N/A
Total lease cost	$1,024	$1,089	$3,130	$3,359

For the nine months ended September 30, 2022 and 2021, supplemental cash and non-cash information related to leases is as follows:

	Nine Months Ended September 30,
(In thousands of U.S. Dollars)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating leases	$2,554	$2,907
Finance leases	890	N/A
Supplemental disclosure of noncash leasing activities:
Right-of-use assets obtained in exchange for operating lease obligations	$2,997	$1,047
Right-of-use assets obtained in exchange for finance lease obligations	1,882	N/A

As of September 30, 2022 and December 31, 2021, supplemental balance sheet information related to leases is as follows:

		September 30,	December 31,
(In thousands of U.S. Dollars)		2022	2021
Assets	Balance Sheet Location
Operating lease right-of-use assets	Property, plant and equipment	$13,092	$12,132
Finance lease right-of-use assets	Property, plant and equipment	1,805	N/A
Liabilities	Balance Sheet Location
Operating lease liabilities	Accrued and other liabilities	$15,373	$14,691
Finance lease liabilities(1)	Accrued and other liabilities	889	N/A

(1)
Recorded net of a $0.9 million upfront payment made upon execution of the finance lease arrangement.

As of September 30, 2022 and December 31, 2021, the weighted-average remaining lease term and weighted-average interest rate associated with the Company's leases are as follows:

	September 30,	December 31,
	2022	2021
Operating leases:
Weighted-average remaining lease term (years)	6.1	7.0
Weighted-average discount rate	5.91%	5.97%
Finance leases:
Weighted-average remaining lease term (years)	5.0	N/A
Weighted-average discount rate	6.00%	N/A

As of September 30, 2022, the maturities of the Company's operating and finance lease liabilities are as follows:

(In thousands of U.S. Dollars)	Operating Leases	Finance Leases
2022 (three months remaining)	$970	$—
2023	3,441	480
2024	2,986	480
2025	2,410	—
2026	2,062	—
Thereafter	6,475	—
Total lease payments	$18,344	$960
Less: interest expense	(2,971)	(71)
Present value of lease liabilities	$15,373	$889

(b)
IMAX Corporation as a Lessor

The Company provides IMAX Theater Systems to customers through long-term lease arrangements that for accounting purposes are classified as sales-type leases. Under these arrangements, in exchange for providing the IMAX Theater System, the Company earns fixed upfront and ongoing consideration. Certain arrangements that are legal sales are also classified as sales-type leases as certain clauses within the arrangements limit transfer of title or provide the Company with conditional rights to the system. The customer's rights under the Company's sales-type lease arrangements are described in Note 3(p) of the Company's audited Consolidated Financial Statements included in its 2021 Form 10-K. Under the Company's sales-type lease arrangements, the customer has the ability and the right to operate the hardware components or direct others to operate them in a manner determined by the customer. The Company's lease portfolio terms are typically non-cancellable for 10 to 20 years with renewal provisions from inception. The Company's sales-type lease arrangements do not contain a guarantee of residual value at the end of the lease term. The customer is required to pay for executory costs such as insurance and taxes and is required to pay the Company for maintenance and an extended warranty generally after the first year of the lease until the end of the lease term. The customer is responsible for obtaining insurance coverage for the IMAX Theater System commencing on the date specified in the arrangement's shipping terms and ending on the date the IMAX Theater System is returned to the Company.

The Company also provides IMAX Theater Systems to customers through joint revenue sharing arrangements. Under the traditional form of these arrangements, in exchange for providing the IMAX Theater System under a long-term lease, the Company earns rent based on a percentage of contingent box office receipts and, in some cases, concession revenues, rather than requiring the customer to pay a fixed upfront fee or annual minimum payments. Under certain other joint revenue sharing arrangements, known as hybrid arrangements, the customer is responsible for making fixed upfront payments prior to the delivery and installation of the IMAX Theater System. Under joint revenue sharing arrangements, the customer has the ability and the right to operate the hardware components or direct others to operate them in a manner determined by the customer. The Company's joint revenue sharing arrangements are typically non-cancellable for 10 years or longer with renewal provisions. Title to the IMAX Theater System under a joint revenue sharing arrangement generally does not transfer to the customer. The Company's joint revenue sharing arrangements do not contain a guarantee of residual value at the end of the lease term. The customer is required to pay for executory costs such as insurance and taxes and is required to pay the Company for maintenance and an extended warranty throughout the term. The customer is responsible for obtaining insurance coverage for the IMAX Theater System commencing on the date specified in the arrangement's shipping terms and ending on the date the IMAX Theater System is returned to the Company.

The following lease payments are expected to be received by the Company for its sales-type leases and joint revenue sharing arrangements in each of the next five years and thereafter following the September 30, 2022 balance sheet date:

	Sales-Type	Joint Revenue
(In thousands of U.S. Dollars)	Leases	Sharing Arrangements
2022 (three months remaining)	$948	$47
2023	2,897	128
2024	2,871	—
2025	2,723	—
2026	2,472	—
Thereafter	14,411	—
Total	$26,322	$175

(See Note 5 for additional information related to the net investment in leases related to the Company's sales-type lease arrangements.)

7. Inventories

As of September 30, 2022 and December 31, 2021, Inventories consist of the following:

	September 30,	December 31,
(In thousands of U.S. Dollars)	2022	2021
Raw materials	$28,386	$20,551
Work-in-process	3,530	1,406
Finished goods	4,462	4,967
	$36,378	$26,924

As of September 30, 2022, Inventories include finished goods of $3.2 million (December 31, 2021 — $2.6 million) for which title had passed to the customer, but the criteria for revenue recognition were not met as of the balance sheet date.

During the three and nine months ended September 30, 2022, the Company recorded write-downs of $0.2 million and $0.5 million, respectively, in Costs and Expenses Applicable to Technology Sales. The write-downs recorded during the three and nine months ended September 30, 2022 include $0.2 million related to excess and damaged inventory. In addition, for the nine months ended September 30, 2022, write-downs include $0.3 million recorded to reduce the carrying value of service parts held in Russia. In the three and nine months ended September 30, 2021, the Company recorded write-downs of $0.3 million and $0.5 million, respectively, in Costs and Expenses Applicable to Technology Sales for excess and damaged inventory.

8. Borrowings

(a)
Revolving Credit Facility Borrowings, Net

As of September 30, 2022 and December 31, 2021, Revolving Credit Facility Borrowings, Net includes the following:

	September 30,	December 31,
(In thousands of U.S. Dollars)	2022	2021
Credit Facility borrowings	$—	$—
Bank of China Facility borrowings	367	3,612
HSBC China Facility borrowings	4,396	—
Unamortized debt issuance costs	(2,103)	(1,140)
Revolving Credit Facility Borrowings, net	$2,660	$2,472

Credit Agreement

On March 25, 2022, the Company entered into a Sixth Amended and Restated Credit Agreement with Wells Fargo Bank, National Association, as agent (the "Agent"), and a syndicate of lenders party thereto (the "Credit Agreement"), which extended the maturity date of the credit facility under the Credit Agreement (the "Credit Facility") from June 28, 2023 to March 25, 2027. The Company's obligations under the Credit Agreement are guaranteed by certain of the Company's subsidiaries (the "Guarantors"), and are secured by first-priority security interests in substantially all of the assets of the Company and the Guarantors.

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

Until the Company delivers the compliance certificate and financial statements for the fiscal quarter ended September 30, 2022, loans under the Credit Facility will bear interest, at the Company's option, at (i) with respect to loans on which interest is payable by reference to the Term SOFR, Eurocurrency Rate or CDOR Rate, such rate plus a margin of 1.75%; or (ii) with respect to loans on which interest is payable by reference to the U.S. base rate or the Canadian prime rate, such rate plus a margin of 0.25%.

Following the delivery of the compliance certificate and financial statements for the fiscal quarter ended September 30, 2022, loans under the Credit Facility will bear interest, at the Company's option, at (i) Term SOFR, Eurocurrency Rate or CDOR Rate plus a margin ranging from 1.00% to 1.75% per annum; or (ii) the U.S. base rate or the Canadian prime rate plus a margin ranging from 0.25% to 1.00% per annum, in each case depending on the Company's total leverage ratio. In no event will Term SOFR, Eurocurrency Rate or CDOR Rate be less than 0.00% per annum.

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

As of September 30, 2022, there were no outstanding borrowings under the Credit Facility and the Company did not have any letters of credit or advance payment guarantees outstanding under the Credit Facility. As of December 31, 2021, there were no amounts drawn under the previous credit facility, and the Company did not have any letters of credit or advance payment guarantees outstanding under the previous credit facility.

Foreign Exchange Facility

Within the Credit Facility, the Company is able to purchase foreign currency forward contracts and/or other swap arrangements. As of September 30, 2022, the net unrealized loss on the Company's outstanding foreign currency forward contracts was $(1.6) million, representing the amount by which the notional value of these forward contracts exceeded their fair value (December 31, 2021 — net unrealized gain of $0.1 million). As of September 30, 2022, the notional value of the Company's outstanding foreign currency forward contracts was $30.8 million (December 31, 2021 — $26.7 million).

Bank of China Facility

In June 2022, IMAX (Shanghai) Multimedia Technology Co., Ltd. ("IMAX Shanghai"), one of the Company's majority-owned subsidiaries in China, renewed its unsecured revolving facility with Bank of China for up to 200.0 million Chinese Renminbi ("RMB") ($28.2 million), including RMB 10.0 million ($1.4 million) for letters of guarantee, to fund ongoing working capital requirements (the "Bank of China Facility"). The Bank of China Facility expires in September 2023.

As of September 30, 2022, RMB 2.6 million ($0.4 million) of borrowings were outstanding under the Bank of China Facility and outstanding letters of guarantee were RMB 2.8 million ($0.4 million). As of December 31, 2021, outstanding Bank of China Facility borrowings were RMB 23.0 million ($3.6 million) and outstanding letters of guarantee were RMB 2.8 million ($0.5 million).

As of September 30, 2022, the amount available for future borrowings under the Bank of China Facility was RMB 187.4 million ($26.4 million) and the amount available for letters of guarantee was RMB 7.2 million ($1.0 million). The amount available for future borrowings under the Bank of China Facility is not subject to a standby fee. The effective interest rate for the three and nine months ended September 30, 2022 was 3.85% and 4.15%, respectively (2021 ― 4.35%).

HSBC China Facility

In June 2022, IMAX Shanghai entered into an unsecured revolving facility for up to RMB 200.0 million ($28.2 million) with HSBC Bank (China) Company Limited, Shanghai Branch to fund ongoing working capital requirements (the "HSBC China Facility"). As of September 30, 2022, RMB 31.2 million ($4.4 million) of borrowings were outstanding under the HSBC China facility. As of September 30, 2022, the amount available for future borrowings under the HSBC China Facility was RMB 168.8 million ($23.8 million). The effective interest rate for the three and nine months ended September 30, 2022 was 3.85% and 3.95%, respectively.

NBC Facility

In October 2019, the Company entered into a $5.0 million facility with National Bank of Canada (the "NBC Facility") fully insured by Export Development Canada for use solely in conjunction with the issuance of performance guarantees and letters of credit. The NBC Facility is renewed on an annual basis, and it was renewed in October 2022 until June 30, 2023 on the same terms and conditions. The Company did not have any letters of credit or advance payment guarantees outstanding as of September 30, 2022 and December 31, 2021 under the NBC Facility.

(b)
Convertible Notes, Net

As of September 30, 2022 and December 31, 2021, Convertible Notes, Net (as defined below) are recorded within Convertible Notes and Other Borrowings, Net on the Company's Condensed Consolidated Balance Sheets and consist of the following:

	September 30,	December 31,
(In thousands of U.S. Dollars)	2022	2021
Convertible Notes	$230,000	$230,000
Unamortized discounts and debt issuance costs	$(5,245)	(6,359)
Convertible Notes, net	$224,755	$223,641

On March 19, 2021, the Company issued $230.0 million of 0.500% Convertible Senior Notes due 2026 (the "Convertible Notes") in a private placement conducted pursuant to Rule 144A under the Securities Act of 1933, as amended. The net proceeds from the issuance of the Convertible Notes were $223.7 million, after deducting the initial purchasers' discounts and commissions. In addition, the Company paid $1.2 million of debt issuance costs associated with the Convertible Notes. The Company used a portion of the net proceeds from the issuance of the Convertible Notes to make a partial repayment of previous outstanding revolving credit facility borrowings and used the remainder for working capital or other general corporate purposes.

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

The Convertible Notes are redeemable, in whole or in part, at the Company's option at any time, and from time to time, on or after April 6, 2024 and on or before the 40th scheduled trading day immediately before the maturity date, at a cash redemption price equal to the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest, if any, but only if the last reported sale price per share of the Company's common stock exceeds 130% of the conversion price for a specified period of time. In addition, calling any Convertible Notes for redemption will constitute a "make-whole fundamental change" with respect to such notes, in which case the conversion rate applicable to the conversion of such notes will be increased in certain circumstances if such notes are converted after they are called for redemption.

In addition, upon the occurrence of a "fundamental change" (as defined below), holders may require the Company to repurchase their Convertible Notes at a cash repurchase price equal to the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest, if any. Subject to the terms and conditions of the indenture governing the Convertible Notes, a "fundamental change" means, among other things, an event resulting in (i) a change of control, (ii) a transfer of all or substantially all of the assets of the Company, (iii) a merger, (iv) liquidation or dissolution of the Company, or (v) delisting of the Company's common shares from a national securities exchange.

The Company recorded the Convertible Notes entirely as a liability in the Condensed Consolidated Balance Sheets, net of initial purchasers' discounts and commissions and other debt issuance costs, with interest expense reflecting the cash coupon plus the amortization of the discounts and capitalized costs. Additionally, under the "if-converted" method, because the principal amount of the Convertible Notes is settled in cash and the conversion spread is settleable in the Company's common shares, diluted earnings per share is calculated by including the net number of incremental shares that would be issued upon conversion of the Convertible Notes, using the average market price during the period. Accordingly, the application of the "if-converted" method may reduce the Company's reported diluted earnings per share.

In connection with the pricing of the Convertible Notes, the Company entered into privately negotiated capped call transactions (the "Capped Call Transactions") with certain financial institutions. The Capped Call Transactions are expected to reduce potential dilution resulting from the common shares the Company is required to issue and/or to offset any potential cash payments the Company is required to make in excess of the principal amount of the Convertible Notes in the event that the market price per share of the Company's common shares is greater than the strike price of the Capped Call Transactions, with such reduction and/or offset subject to a cap. The Capped Call Transactions have an initial cap price of $37.2750 per share of the Company's common shares, which represents a premium of 75% over the last reported sale price of the common shares when they were priced on March 16, 2021, and are subject to certain adjustments under the terms of the Capped Call Transactions. Collectively, the Capped Call Transactions cover, subject to anti-dilution adjustments substantially similar to those applicable to the Convertible Notes, the number of the Company's common shares underlying the Convertible Notes. The cost of the Capped Call Transactions was approximately $19.1 million.

The Capped Call Transactions are separate transactions, are not part of the terms of the Convertible Notes and will not affect any holder's rights under the Convertible Notes. Holders of the Convertible Notes will not have any rights with respect to the Capped Call Transactions.

The Capped Call Transactions meet all of the applicable criteria for equity classification in accordance with ASC 815-10-15-74(a), "Derivatives and Hedging—Embedded Derivatives—Certain Contracts Involving an Entity's Own Equity," and, as a result, the related $19.1 million cost was recorded as a reduction to Other Equity within Shareholders' Equity on the Company's Condensed Consolidated Statements of Shareholder's Equity and Condensed Consolidated Balance Sheets.

(c)
Federal Economic Development Loan

SSIMWAVE entered into a contribution agreement with the Federal Economic Development Agency for Southern Ontario (the "Federal Economic Development Loan") on May 29, 2019, under which SSIMWAVE may receive up to $4.2 million Canadian Dollars ("CAD") ($3.1 million) by way of repayable contributions toward certain eligible projects costs. The contributions under the agreement cover 35% of the eligible and supported costs of SSIMWAVE between January 10, 2019 and December 31, 2022. The contributions are repayable over 60 months, with repayments estimated to begin in January 2024, with an annual interest rate of 0%. As at September 30, 2022, SSIMWAVE has received contributions of CAD$3.8 million ($2.8 million) from the Federal Economic Development Loan.

The benefit of the interest free loan has been determined by calculating the present value of the payments using a market-based interest rate and comparing this to the proceeds received. The benefit is being recorded as the interest free benefit of government funding within the Condensed Consolidated Statements of Operations. The obligation is being accreted to its maturity amount, resulting in an interest accretion expense in the period. The interest benefit and interest accretion were not material during the three and nine months ended September 30, 2022, as the Company's acquisition of SSIMWAVE was consummated on September 22, 2022.

As of September 30, 2022, the Federal Economic Development Loan has a carrying value of $1.8 million, net of unaccreted interest benefit and is recorded within Convertible Notes and Other Borrowings, Net on the Company's Condensed Consolidated Balance Sheets.

9. Commitments, Contingencies and Guarantees

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

(b)
Contingencies and guarantees

The Company is involved in lawsuits, claims, and proceedings, including those identified below, which arise in the ordinary course of business. Management is required to assess the likelihood of any adverse judgments or outcomes related to these legal contingencies, as well as potential ranges of probable or reasonably possible losses. The Company records a provision for a liability when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. The determination of the amount of any liability recorded or disclosed is reviewed at least quarterly based on a careful analysis of each individual exposure with, in some cases, the assistance of outside legal counsel, taking into account the impact of negotiations, settlements, rulings, and other pertinent information related to the case. The amount of liabilities recorded or disclosed for these contingencies may change in the future due to changes in management's judgments resulting from new developments or changes in settlement strategy. Any resulting adjustment to the liabilities recorded by the Company could have a material adverse effect on its results of operations, cash flows, and financial position in the period or periods in which such changes in judgment occur. The Company believes it has adequate provisions for any such matters. The Company expenses legal costs relating to its lawsuits, claims and proceedings as incurred.

(i) In January 2004, the Company and IMAX Theatre Services Ltd., a subsidiary of the Company, commenced an arbitration seeking damages before the International Court of Arbitration of the International Chamber of Commerce (the "ICC") with respect to the breach by Electronic Media Limited ("EML") of its December 2000 agreement with the Company. In June 2004, the Company commenced a related arbitration before the ICC against EML's affiliate, E-City Entertainment (I) PVT Limited ("E-City"). On March 27, 2008, the arbitration panel issued a final award in favor of the Company in the amount of $11.3 million, consisting of past and future rents owed to the Company, plus interest and costs, as well as an additional $2,512 each day in interest from October 1, 2007 until the date the award is paid. In July 2008, E-City commenced a proceeding in Mumbai, India seeking to prevent recognition of the ICC award in India. On March 10, 2017, the Supreme Court of India dismissed E-City's petition. On March 29, 2017, the Company filed an Execution Application in the Bombay High Court seeking to enforce the ICC award against E-City and several related parties, which award the Company calculates to be $25.1 million, inclusive of interest, as of September 30, 2022. That matter is currently pending. The Company has also taken steps to enforce the ICC final award outside of India. In December 2011, the Ontario Superior Court of Justice issued an order recognizing the final award and requiring E-City to pay the Company $30,000 to cover the costs of the application, and in May 2012, the New York Supreme Court recognized the Canadian judgment and entered it as a New York judgment. The Company intends to continue pursuing its rights and seeking to enforce the award, although no assurances can be given with respect to the ultimate outcome.

(ii) On November 11, 2013, Giencourt Investments, S.A. ("Giencourt") initiated arbitration before the International Centre for Dispute Resolution in Miami, Florida, based on alleged breaches by the Company of its theater agreement and related license agreement with Giencourt. On February 7, 2017, the panel issued a Partial Final Award and on July 21, 2017, the panel issued a Final Award (collectively, the "Award"), which held that the parties had reached a binding settlement, and therefore the panel did not reach a decision regarding the merits of the dispute. On December 3, 2020, the District Judge entered a final judgment (the "Final Judgment") against the Company in the total amount of $11.3 million as damages under the Award. As of December 31, 2020, the Company's Consolidated Balance Sheets included a liability within Accrued and Other Liabilities of $11.3 million related to the Final Judgment, consisting of $7.2 million related to amounts collected from or owed to Giencourt principally in respect of theater systems that were not delivered and $4.1 million in respect of the remaining amounts owed under the Final Judgment. On June 23, 2021, the Company entered into a final settlement agreement with Giencourt to fully resolve all disputes between the parties in the United States and Ontario (the "Settlement Agreement"). In the second quarter of 2021, the Company paid Giencourt $9.5 million as required by the terms of the Settlement Agreement. As a result of the Settlement Agreement, the Final Judgment has been vacated, all litigation between the parties in all jurisdictions has been dismissed and full and final releases have been exchanged by the parties. Accordingly, upon entry in the Settlement Agreement on June 23, 2021, the remaining $1.8 million liability recorded within Accrued and Other Liabilities was reversed and a corresponding $1.8 million benefit was recorded in the Company's Condensed Consolidated Statements of Operations within Legal Judgment and Arbitration Awards in the second quarter of 2021.

(iii) In addition to the matters described above, the Company is currently involved in other legal proceedings or governmental inquiries which, in the opinion of the Company's management, will not materially affect the Company's financial position or future operating results, although no assurance can be given with respect to the ultimate outcome of any such proceedings.

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

(c)
Financial Guarantees

Certain subsidiaries of the Company have provided significant financial guarantees to third parties under the Credit Agreement (see Note 8).

(d)
Product Warranties

The Company's accrual for product warranties, which is recorded within Accrued and Other Liabilities in the Condensed Consolidated Balance Sheets, was less than $0.1 million and $nil as of September 30, 2022 and December 31, 2021, respectively.

(e)
Director and Officer Indemnifications

The Company's by-laws contain an indemnification of its current directors and officers, former directors and officers, and persons who have acted at its request to be a director and/or officer of an entity in which the Company is a shareholder or creditor, to indemnify them, to the extent permitted by the Canada Business Corporations Act, against expenses (including legal fees), judgments, fines and any amounts actually and reasonably incurred by them in connection with any action, suit or proceeding in which the directors and/or officers are sued as a result of their service, if they acted honestly and in good faith with a view to the best interests of the Company. In addition, the Company has entered into indemnification agreements with each of its directors in order to effectuate the foregoing. The nature of the indemnification prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to counterparties. The Company has purchased directors' and officers' liability insurance. No amount has been accrued in the Company's Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021, with respect to this indemnity.

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

10. Condensed Consolidated Statements of Operations – Supplemental Information

(a)
Selling Expenses

The following table summarizes the Company's selling expenses (reversals), including sales commissions and other selling expenses such as direct advertising and marketing expenses, which are recognized within Costs and Expenses Applicable to Revenues in the Condensed Consolidated Statements of Operations, for three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022		2021
(In thousands of U.S. Dollars)	Sales Commissions	Other Selling Expenses	Sales Commissions	Other Selling Expenses
Technology sales(1)	$269	$254	$259	$144
Image enhancement and maintenance services(2)	—	3,678	—	3,292
Technology rentals(3)	225	363	51	675
Total	$494	$4,295	$310	$4,111

	Nine Months Ended September 30,
	2022		2021
(In thousands of U.S. Dollars)	Sales Commissions	Other Selling Expenses	Sales Commissions	Other Selling Expenses
Technology sales(1)	$316	$454	$701	$481
Image enhancement and maintenance services(2)	—	11,443	—	6,006
Technology rentals(3)	(64)	1,093	214	1,356
Total	$252	$12,990	$915	$7,843

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
(b)
Foreign Exchange

Included in Selling, General and Administrative Expenses for the three and nine months ended September 30, 2022 is a net loss of $(1.2) million and $(3.0) million, respectively, (2021 — net loss of $(0.6) million and net gain of $1.1 million, respectively) resulting from changes in exchange rates related to RMB denominated monetary assets and liabilities. See Note 17(c) for additional information.

(c)
Collaborative Arrangements

Joint Revenue Sharing Arrangements

See Note 6 for a description of the material terms of the Company's collaborative joint revenue sharing arrangements. The accounting policy for the Company's joint revenue sharing arrangements is disclosed in Note 3(p) of the Company's audited Consolidated Financial Statements in its 2021 Form 10-K.

Revenue attributable to transactions arising between the Company and its customers under joint revenue sharing arrangements are recorded within Revenues — Technology Sales (for hybrid joint revenue sharing arrangements) and Revenues — Technology Rentals (for traditional joint revenue sharing arrangements). For the three and nine months ended September 30, 2022, such revenues totaled $13.5 million and $46.2 million, respectively (2021 — $10.9 million and $29.9 million, respectively). (See Note 14(a) for a disaggregated presentation of the Company's revenues.)

IMAX DMR

In an IMAX DMR arrangement, the Company receives a percentage of the box office receipts from a third party who owns the copyright to a film in exchange for converting the film into IMAX DMR format and distributing it through the IMAX network. The fee earned by the Company in a typical IMAX DMR arrangement averages approximately 12.5% of box office receipts (i.e. gross box office receipts less applicable sales taxes), except for within Greater China, where the Company receives a lower percentage of net box office receipts for certain Hollywood films. The accounting policy for the Company's IMAX DMR arrangements is disclosed in Note 3(p) of the Company's audited Consolidated Financial Statements in its 2021 Form 10-K.

Revenue attributable to transactions arising between the Company and its customers under IMAX DMR arrangements are included in Revenues – Image Enhancement and Maintenance Services. For the three and nine months ended September 30, 2022, such revenues totaled $19.9 million and $67.1 million, respectively (2021 — $15.7 million and $39.4 million, respectively). (See Note 14(a) for a disaggregated presentation of the Company's revenues.)

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

As of September 30, 2022, the Company is party to one co-produced film arrangement, which represents the VIE total assets balance of $1.5 million and liabilities balance of $0.3 million and three other co-produced film arrangements, the terms of which are similar. The accounting policies relating to co-produced film arrangements are disclosed in Notes 3(b) and 3(p) of the Company's 2021 Form 10-K.

For the three and nine months ended September 30, 2022, an expense of $0.2 million and $0.6 million, respectively (2021 — $0.2 million and $0.3 million, respectively) attributable to transactions between the Company and other parties involved in the production of the films have been included in Costs and Expenses Applicable to Revenues – Image Enhancement and Maintenance Services.

11. Condensed Consolidated Statements of Cash Flows – Supplemental Information

(a)
Changes in other operating assets and liabilities

	Nine Months Ended
	September 30,
(In thousands of U.S. Dollars)	2022	2021
Decrease (increase) in:
Financing receivables	$11,608	$(1,693)
Prepaid expenses	(2,006)	(2,767)
Variable consideration receivables	1,147	(1,243)
Other assets	280	664
Increase (decrease) in:
Accounts payable	6,044	(5,135)
Accrued and other liabilities	(20,621)	(1,728)
	$(3,548)	$(11,902)
(b)
Depreciation and amortization

	Nine Months Ended
	September 30,
(In thousands of U.S. Dollars)	2022	2021
Film assets	$13,249	$10,661
Property, plant and equipment:
Equipment supporting joint revenue sharing arrangements	16,639	16,784
Other property, plant and equipment(1)	7,055	7,176
Other intangible assets(2)	4,394	4,509
Other assets(3)	1,326	1,440
	$42,663	$40,570

(1)
Includes the amortization of laser projection systems, camera, and lens upgrades recorded in Research and Development on the Condensed Consolidated Statement of Operations of $0.6 million in the nine months ended September 30, 2022 (2021 — $0.6 million).

(2)
Includes the amortization of licenses and intellectual property recorded in Research and Development on the Condensed Consolidated Statement of Operations of $1.0 million in the nine months ended September 30, 2022 (2021 — $1.0 million).
(3)
Includes the amortization of lessee incentives provided by the Company to its customers under joint revenue sharing arrangements.

(c)
Write-downs

	Nine Months Ended
	September 30,
(In thousands of U.S. Dollars)	2022	2021
Other assets(1)	$4,470	$—
Inventories(2)	503	468
Property, plant and equipment:
Equipment supporting joint revenue sharing arrangements(3)	235	328
Other property, plant and equipment	9	—
Other intangible assets	24	63
Film assets(4)	466	19
	$5,707	$878

(1)
In the nine months ended September 30, 2022, the Company recognized a full impairment of its RMB 30.0 million ($4.5 million) investment in the film Mozart from Space (2021 — $nil) based on projected box office results and distribution costs. (See Note 17(e).)
(2)
In the nine months ended September 30, 2022, the Company recorded write-downs of $0.5 million in Costs and Expenses Applicable to Technology Sales. The write-downs recorded during the nine months ended September 30, 2022 include $0.2 million related to excess and damaged inventory and $0.3 million recorded to reduce the carrying value of service parts held in Russia. In the nine months ended September 30, 2021, the Company recorded write-downs of $0.5 million in Costs and Expenses Applicable to Technology Sales to reduce the carrying value of excess inventory.
(3)
In the nine months ended September 30, 2022, the Company recorded charges of $0.2 million (2021 — $0.3 million) in Costs and Expenses Applicable to Technology Rentals mostly related to an IMAX Theater System that was removed from its existing location, as well as the write-down of leased xenon-based digital systems which were taken out of service in connection with customer upgrades to laser-based digital systems.
(4)
In the nine months ended September 30, 2022, the Company recorded impairment losses of $0.5 million (2021 — $nil) related to the write-down of DMR and documentary film assets.
(d)
Significant non-cash investing activities

	Nine Months Ended
	September 30,
(In thousands of U.S. Dollars)	2022	2021
Net increase (decrease) in accruals related to:
Cash consideration in respect of SSIMWAVE acquisition(1)	$3,227	$—
Investment in equipment supporting joint revenue sharing arrangements	1,229	217
Acquisition of other intangible assets	45	(863)
Purchases of property, plant and equipment(2)	103	(8)
	$4,604	$(654)

(1)
As of September 30, 2022, the Company's Condensed Consolidated Balance Sheets include a liability of $3.2 million related to its acquisition of SSIMWAVE on September 22, 2022, which is recorded on the Condensed Consolidated Balance Sheets within Accrued and Other Liabilities. (See Note 4.)
(2)
See Note 5 for supplemental disclosure of noncash leasing activities.
(e)
Significant non-cash financing activities

In the third quarter of 2022, the Company recognized a $1.9 million liability related to repurchases of its common shares, which were not settled as of September 30, 2022 and were recorded on the Condensed Consolidated Balance Sheets within Accrued and Other Liabilities.

As of September 30, 2022, the Federal Economic Development Loan acquired in the SSIMWAVE acquisition has a carrying value of $1.8 million, net of unaccreted interest benefit and is recorded within Convertible Notes and Other Borrowings, Net on the Company's Condensed Consolidated Balance Sheets. As at September 30, 2022, SSIMWAVE has received contributions of CAD$3.8 million ($2.8 million) from the Federal Economic Development Loan. (See Note 4 and Note 8(c).)

12. Income Taxes

(a)
Income Tax Expense

For the three months ended September 30, 2022, the Company recorded income tax expense of $2.3 million (2021 — $4.4 million). For the three months ended September 30, 2022, the Company's effective tax rate differs from the combined Canadian federal and provincial statutory income tax rate due to the following factors:

	Three Months Ended		Three Months Ended
	September 30, 2022		September 30, 2021
(In thousands of U.S. Dollars, except rates)	Amount	Rate	Amount	Rate
Income tax benefit at combined statutory rates	$1,434	26.5%	$514	26.5%
Adjustments resulting from:
Change of valuation allowance	(4,264)	(78.8%)	(4,270)	(219.9%)
Shortfall tax benefits related to share-based compensation	(2)	—	(4)	(0.2%)
Changes to tax reserves	(176)	(3.3%)	(215)	(11.1%)
Changes to deferred tax assets and liabilities resulting from audit and other tax return adjustments	(102)	(1.9%)	454	23.4%
Other non-deductible/non-taxable items	762	14.1%	(881)	(45.4%)
Income tax expense	$(2,348)	(43.4%)	$(4,402)	(226.7%)

For the three months ended September 30, 2022, the Company recorded an additional $4.3 million (2021 — $4.3 million) valuation allowance against deferred tax assets in jurisdictions where management cannot reliably forecast that sufficient future tax liabilities will arise in specific jurisdictions, which includes the impact of the COVID-19 pandemic. Accordingly, the tax benefit associated with the current period losses in these jurisdictions is not ultimately reflected in the Company's Condensed Consolidated Statements of Operations.

For the nine months ended September 30, 2022, the Company recorded income tax expense of $8.1 million (2021 — $9.4 million). For the nine months ended September 30, 2022, the Company's effective tax rate differs from the combined Canadian federal and provincial statutory income tax rate due to the following factors:

	Nine Months Ended		Nine Months Ended
	September 30, 2022		September 30, 2021
(In thousands of U.S. Dollars, except rates)	Amount	Rate	Amount	Rate
Income tax benefit at combined statutory rates	$4,205	26.5%	$3,588	26.5%
Adjustments resulting from:
Change of valuation allowance	(14,699)	(92.6%)	(14,248)	(105.2%)
(Shortfall) excess tax benefits related to share-based compensation	(154)	(1.0%)	709	5.2%
Changes to tax reserves	(587)	(3.7%)	1,234	9.1%
Gain on sale of Maoyan investment not taxable	—	—	1,367	10.1%
Withholding taxes resulting from management's decision to no longer indefinitely reinvest the historical earnings of certain foreign subsidiaries	—	—	(547)	(4.0%)
Changes to deferred tax assets and liabilities resulting from audit and other tax return adjustments	2,395	15.1%	(246)	(1.8%)
Other non-deductible/non-taxable items	749	4.7%	(1,273)	(9.4%)
Income tax expense	$(8,091)	(51.0%)	$(9,416)	(69.5%)

For the nine months ended September 30, 2022, the Company recorded an additional $14.7 million (2021 — $14.2 million) valuation allowance against deferred tax assets in jurisdictions where management cannot reliably forecast that sufficient future tax liabilities will arise in specific jurisdictions, which includes the impact of the COVID-19 pandemic. Accordingly, the tax benefit associated with the current period losses in these jurisdictions is not ultimately reflected in the Company's Condensed Consolidated Statements of Operations.

As of September 30, 2022, the Company's Condensed Consolidated Balance Sheets include net deferred income tax assets of $14.4 million, net of a valuation allowance of $61.8 million (December 31, 2021 — $13.9 million, net of a valuation allowance of $46.0 million). The valuation allowance will be reversed when and if management determines it is more likely than not that the Company will incur sufficient tax liabilities to allow it to utilize the deferred tax assets against which the valuation allowance is recorded. Despite the valuation allowance recorded against its deferred tax assets, the Company remains entitled to benefit from tax attributes which currently have a valuation allowance applied to them.

(b)
Income Tax Effect on Other Comprehensive Loss

For the three and nine months ended September 30, 2022 and 2021, the Income Tax Expense related to the components of Other Comprehensive Loss is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands of U.S. Dollars)	2022	2021	2022	2021
Unrealized change in cash flow hedging instruments	$411	$199	$488	$42
Realized change in cash flow hedging instruments	(19)	82	(44)	358
Reclassification of unrealized change in ineffective cash flow hedging instruments	—	7	—	83
Defined benefit and postretirement benefit plans	(12)	(12)	(36)	(37)
	$380	$276	$408	$446

13. Capital Stock and Reserves

(a)
Share-Based Compensation

For the three and nine months ended September 30, 2022, share-based compensation expense totaled $5.4 million and $19.1 million, respectively (2021 — $6.1 million and $18.2 million, respectively) and is reflected in the following accounts in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands of U.S. Dollars)	2022	2021	2022	2021
Cost and expenses applicable to revenues	$312	$314	$820	$920
Selling, general and administrative expenses	4,985	5,706	17,974	17,046
Research and development	107	89	299	245
	$5,404	$6,109	$19,093	$18,211

The following table summarizes the Company's share-based compensation expense (reversal) by each award type:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands of U.S. Dollars)	2022	2021	2022	2021
Stock Options	$120	$253	$449	$808
Restricted Share Units	3,516	3,900	11,405	11,524
Performance Stock Units	1,864	1,183	5,317	3,169
IMAX China Stock Options	17	41	75	143
IMAX China Long Term Incentive Plan Restricted Share Units	122	600	1,712	2,217
IMAX China Long Term Incentive Plan Performance Stock Units	(235)	132	135	350
	$5,404	$6,109	$19,093	$18,211

For the three and nine months ended September 30, 2022, share-based compensation expense includes nil and $1.3 million, respectively (2021 — $nil), related to restricted share units granted to non-employee directors of IMAX Corporation and IMAX China.

Stock Option Summary

The following table summarizes the activity under the Company's Stock Option Plan ("SOP") and the IMAX Corporation Second Amended and Restated Long-Term Incentive Plan (as may be amended, "IMAX LTIP") for the nine months ended September 30, 2022 and 2021:

	Number of Shares		Weighted Average Exercise Price Per Share
	2022	2021	2022	2021
Stock options outstanding, beginning of period	3,736,157	4,892,962	$26.61	$26.81
Granted	—	—	—	—
Exercised	—	(41,613)	—	21.23
Forfeited	—	(86,587)	—	22.51
Expired	(126,569)	(903,038)	33.61	28.31
Cancelled	(4,849)	(123,220)	27.03	26.68
Stock options outstanding, end of period	3,604,739	3,738,504	26.36	26.61
Stock options exercisable, end of period	3,523,032	3,487,857	26.45	26.93

Stock options are no longer granted under the Company's previously approved SOP.

Restricted Share Units ("RSU") Summary

The following table summarizes the activity in respect of RSUs issued under the IMAX LTIP for the nine months ended September 30, 2022 and 2021:

	Number of Awards		Weighted Average Grant Date Fair Value Per Share
	2022	2021	2022	2021
RSUs outstanding, beginning of period	1,457,883	1,564,838	$19.16	$18.33
Granted	694,131	831,123	19.42	21.03
Vested and settled	(714,496)	(571,616)	18.68	19.11
Forfeited	(108,504)	(231,380)	20.37	19.50
RSUs outstanding, end of period	1,329,014	1,592,965	19.45	19.29

Performance Stock Units ("PSU") Summary

The Company grants awards for two types of PSUs, one which vests based on a combination of employee service and the achievement of certain EBITDA-based targets and one which vests based on a combination of employee service and the achievement of total shareholder return ("TSR") targets. The achievement of the EBITDA and TSR targets in these PSUs is determined over a three-year performance period. At the conclusion of the three-year performance period, the number of PSUs that ultimately vest can range from 0% to a maximum vesting opportunity of 175% of the initial award, depending upon actual performance versus the established EBITDA and stock-price targets.

The grant date fair value of PSUs with EBITDA-based targets is equal to the closing price of the Company's common shares on the date of grant or the average closing price of the Company's common shares for five days prior to the date of grant. The grant date fair value of PSUs with TSR targets is determined on the grant date using a Monte Carlo simulation, which is a valuation model that considers the likelihood of achieving the TSR targets embedded in the award ("Monte Carlo Model"). The compensation expense attributable to each type of PSU is recognized on a straight-line basis over the requisite service period.

The fair value determined by the Monte Carlo Model is affected by the Company's share price, as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, market conditions as of the grant date, the Company's expected share price volatility over the term of the awards, and other relevant data. The compensation expense is fixed on the date of grant based on the fair value of the PSUs granted.

The amount and timing of compensation expense recognized for PSUs with EBITDA-based targets is dependent upon management's assessment of the likelihood of achieving these targets. If, as a result of management's assessment, it is projected that a greater number of PSUs will vest than previously anticipated, a life-to-date adjustment to increase compensation expense is recorded in the period that such determination is made. Conversely, if, as a result of management's assessment, it is projected that a lower number of PSUs will vest than previously anticipated, a life-to-date adjustment to decrease compensation expense is recorded in the period that such determination is made. The expense recognized in the nine months ended September 30, 2022 and 2021 includes adjustments reflecting management's estimate of the number of PSUs with EBITDA-based targets expected to vest.

The following table summarizes the activity in respect of PSUs issued under the IMAX LTIP for the nine months ended September 30, 2022 and 2021:

	Number of Awards		Weighted Average Grant Date Fair Value Per Share
	2022	2021	2022	2021
PSUs outstanding, beginning of period	613,405	361,844	$18.21	$15.68
Granted	359,138	309,574	20.34	20.77
Forfeited	(37,266)	(54,634)	19.79	16.08
PSUs outstanding, end of period	935,277	616,784	18.97	18.20

As of September 30, 2022, the maximum number of shares of common stock that may be issued with respect to PSUs outstanding is 1,636,735, assuming full achievement of the EBITDA and TSR targets.

(b)
Issuer Purchases of Equity Securities

On April 28, 2022 and July 28, 2022, the Company's Board of Directors approved a 12-month extension to its share repurchase program through June 30, 2023 and an increase of $200.0 million in the share repurchase program, respectively. With the increase of $200.0 million, the Company's total share repurchase authority is $400.0 million under the current share repurchase program. As of September 30, 2022, the Company has $220.1 million available under its approved repurchased program. The repurchases may be made either in the open market or through private transactions, including repurchases made pursuant a plan intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, subject to market conditions, applicable legal requirements, and other relevant factors. The Company has no obligation to repurchase shares and the share repurchase program may be suspended or discontinued by the Company at any time.

During the three and nine months ended September 30, 2022, the Company repurchased 418,496 and 3,501,696 common shares, respectively, at an average price of $14.62 and $15.82 per share, respectively, for a total of $6.1 million and $55.4 million, respectively, excluding commissions. During the three and nine months ended September 30, 2021 the Company repurchased 316,812 common shares, respectively, at an average price of $14.53 per share, respectively, for a total of $4.6 million, excluding commissions. During the three and nine months ended September 30, 2022 and 2021, there were no shares purchases in the administration of employee share based plans.

As of September 30, 2022 and December 31, 2021, the IMAX LTIP trustee did not hold any shares. Any shares held with the trustee are recorded at cost and are reported as a reduction against Capital Stock on the Company's Condensed Consolidated Balance Sheets.

Subsequent to September 30, 2022 and through October 28, 2022, the Company completed repurchases through a 10b5-1 program of 1,129,774 shares at an average price of $13.96 per share, for a total cost of $15.8 million, excluding commissions.

In 2021, IMAX China's shareholders granted its Board of Directors a general mandate authorizing the Board, subject to applicable laws, to repurchase shares of IMAX China not to exceed 10% of the total number of issued shares as of May 6, 2021 (34,835,824 shares). This program expired on the date of the 2022 Annual General Meeting of IMAX China on June 23, 2022. During the 2022 Annual General Meeting, shareholders approved the repurchase of shares of IMAX China not to exceed 10% of the total number of issued shares as of June 23, 2022 (34,063,480 shares). This program will be valid until the 2023 Annual General Meeting of IMAX China. The repurchases may be made in the open market or through other means permitted by applicable laws. IMAX China has no obligation to repurchase its shares and the share repurchase program may be suspended or discontinued by IMAX China at any time. During the three and nine months ended September 30, 2022, IMAX China repurchased 1,513,800 and 2,961,800 common shares, respectively, at an average price of 6.20 Hong Kong Dollar ("HKD") and HKD 8.00 per share ($0.79 and $1.02 per share), respectively, for a total of HKD 9.4 million and HKD 23.7 million or $1.2 million and $3.0 million, respectively. During the three and nine months ended September 30, 2021 IMAX China repurchased 3,569,000 common shares, respectively, at an average price of HKD 10.90 per share, respectively ($1.40 per share) for a total of HKD 38.9 million ($5.0 million). The change in the non-controlling interest attributable to IMAX China as a result of common shares repurchased is recorded as a reduction to Non-Controlling Interests in the Condensed Consolidated Balance Sheets and the Condensed Consolidated Statements of Shareholders' Equity. The difference between the consideration paid and the ownership interest obtained as a result of IMAX China share repurchases is recorded within Other Equity in the Condensed Consolidated Balance Sheets and the Condensed Consolidated Statements of Shareholders' Equity. (See Note 1.)

(c)
Basic and Diluted Weighted Average Shares Outstanding

The following table reconciles the denominator of the basic and diluted weighted average share computations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2022	2021	2022	2021
Issued and outstanding, beginning of period	56,095	59,396	58,654	58,921
Weighted average number of shares (repurchased) issued, net	(56)	(152)	(1,353)	286
Weighted average number of shares outstanding — basic	56,039	59,244	57,301	59,207
Weighted average effect of potential common shares, if dilutive	—	—	—	—
Weighted average number of shares outstanding — diluted	56,039	59,244	57,301	59,207

For the three and nine months ended September 30, 2022, the calculation of diluted weighted average shares outstanding excludes 6,178,413 shares (2021 — 6,115,389 shares) that are issuable upon the vesting or exercise of share-based compensation including: (i) 1,329,014 RSUs (2021 — 1,592,965 RSUs), (ii) 1,244,660 PSUs (2021 — 783,920 PSUs) and (iii) 3,604,739 stock options (2021 — 3,738,504 stock options), as the effect would be anti-dilutive.

The calculation of diluted weighted average shares outstanding for the three and nine months ended September 30, 2022 and 2021 also excludes any shares potentially issuable upon the conversion of the Convertible Notes as the average market price of the Company's common shares during the period of time they were outstanding was less than the conversion price of the Convertible Notes. (See Note 8(b).)

(d)
Statutory Surplus Reserve

Pursuant to the corporate law of the People's Republic of China (the "PRC"), entities registered in the PRC are required to maintain certain statutory reserves, which are appropriated from after-tax profits (after offsetting accumulated losses from prior years), as reported in their respective statutory financial statements, before the declaration or payment of dividends to equity holders. All statutory reserves are created for specific purposes.

The Company's PRC subsidiaries are required to appropriate 10% of statutory net profits to statutory surplus reserves, upon distribution of their after-tax profits. The Company's PRC subsidiaries may discontinue the contribution when the aggregate sum of the statutory surplus reserve is more than 50% of its registered capital. The statutory surplus reserve is non-distributable other than during liquidation and may only be used to fund losses from prior years, to expand production operations, or to increase the capital of the subsidiaries. In addition, the subsidiaries may make further contribution to the discretional surplus reserve using post-tax profits in accordance with resolutions of the Board of Directors.

In 2021, one of the Company's PRC subsidiaries declared and paid dividends of RMB 131.6 million ($20.4 million). In the third quarter of 2021, upon passage of the requisite resolution of the Board of Directors, a statutory surplus reserve of RMB 36.4 million ($5.6 million) was recorded within Shareholders' Equity as an appropriation of the retained earnings of the Company's PRC subsidiaries, of which $3.9 million is attributable to the Company's common shareholders and $1.7 million is attributable to non-controlling shareholders. The statutory surplus reserve of RMB 36.4 million ($5.6 million) has reached 50% of its PRC subsidiaries' registered capital. No additional statutory surplus reserve was recorded by the Company's PRC subsidiaries for the three months ended September 30, 2022.
14. Revenue from Contracts with Customers

(a)
Disaggregated Information About Revenue

The following tables summarize the Company's revenues by type and reportable segment for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30, 2022
	Revenue from
	Contracts with Customers		Revenue from
(In thousands of U.S. Dollars)	Fixed Consideration	Variable Consideration	Lease Arrangements	Finance Income	Total
Technology sales
IMAX Systems(1)	$11,162	$2,671	$207	$—	$14,040
Joint Revenue Sharing Arrangements, fixed fees	—	—	998	—	998
Other Theater Business	2,107	—	—	—	2,107
All Other	919	1	—	—	920
Sub-total	14,188	2,672	1,205	—	18,065
Image enhancement and maintenance services
IMAX DMR	—	19,919	—	—	19,919
IMAX Maintenance	13,939	—	—	—	13,939
Film Distribution	157	924	—	—	1,081
Film Post-Production	968	—	—	—	968
All Other	—	326	—	—	326
Sub-total	15,064	21,169	—	—	36,233
Technology rentals
Joint Revenue Sharing Arrangements, contingent rent	—	—	12,540	—	12,540
Sub-total	—	—	12,540	—	12,540
Finance income
IMAX Systems	—	—	—	1,917	1,917
Total	$29,252	$23,841	$13,745	$1,917	$68,755

	Nine Months Ended September 30, 2022
	Revenue from
	Contracts with Customers		Revenue from
(In thousands of U.S. Dollars)	Fixed consideration	Variable consideration	Lease Arrangements	Finance Income	Total
Technology sales
IMAX Systems(1)	$22,032	$4,055	$241	$—	$26,328
Joint Revenue Sharing Arrangements, fixed fees	—	—	2,486	—	2,486
Other Theater Business	3,697	—	—	—	3,697
All Other	2,677	82	—	—	2,759
Sub-total	28,406	4,137	2,727	—	35,270
Image enhancement and maintenance services
IMAX DMR	—	67,064	—	—	67,064
IMAX Maintenance	43,564	—	—	—	43,564
Film Distribution	324	2,179	—	—	2,503
Film Post-Production	2,915	—	—	—	2,915
All Other	—	1,239	—	—	1,239
Sub-total	46,803	70,482	—	—	117,285
Technology rentals
Joint Revenue Sharing Arrangements, contingent rent	—	—	43,708	—	43,708
All Other	—	—	18	—	18
Sub-total	—	—	43,726	—	43,726
Finance income
IMAX Systems	—	—	—	6,478	6,478
Total	$75,209	$74,619	$46,453	$6,478	$202,759

	Three Months Ended September 30, 2021
	Revenue from
	Contracts with Customers		Revenue from
(In thousands of U.S. Dollars)	Fixed Consideration	Variable Consideration	Lease Arrangements	Finance Income	Total
Technology sales
IMAX Systems(1)	$9,701	$802	$98	$—	$10,601
Joint Revenue Sharing Arrangements, fixed fees	—	—	1,036	—	1,036
Other Theater Business	363	—	—	—	363
All Other	1,154	6	—	—	1,160
Sub-total	11,218	808	1,134	—	13,160
Image enhancement and maintenance services
IMAX DMR	—	15,701	—	—	15,701
IMAX Maintenance	13,055	—	—	—	13,055
Film Distribution	203	496	—	—	699
Film Post-Production	899	—	—	—	899
All Other	—	234	—	—	234
Sub-total	14,157	16,431	—	—	30,588
Technology rentals
Joint Revenue Sharing Arrangements, contingent rent	—	—	9,887	—	9,887
All Other	—	—	332	—	332
Sub-total	—	—	10,219	—	10,219
Finance income
IMAX Systems	—	—	—	2,635	2,635
Total	$25,375	$17,239	$11,353	$2,635	$56,602

	Nine Months Ended September 30, 2021
	Revenue from
	Contracts with Customers		Revenue from
(In thousands of U.S. Dollars)	Fixed consideration	Variable consideration	Lease Arrangements	Finance Income	Total
Technology sales
IMAX Systems(1)	$20,143	$2,573	$4,220	$—	$26,936
Joint Revenue Sharing Arrangements, fixed fees	—	—	3,776	—	3,776
Other Theater Business	1,275	—	—	—	1,275
All Other	2,474	47	—	—	2,521
Sub-total	23,892	2,620	7,996	—	34,508
Image enhancement and maintenance services
IMAX DMR	—	39,438	—	—	39,438
IMAX Maintenance	33,196	—	—	—	33,196
Film Distribution	204	911	—	—	1,115
Film Post-Production	2,886	—	—	—	2,886
All Other	—	279	—	—	279
Sub-total	36,286	40,628	—	—	76,914
Technology rentals
Joint Revenue Sharing Arrangements, contingent rent	—	—	26,108	—	26,108
All Other	—	—	600	—	600
Sub-total	—	—	26,708	—	26,708
Finance income
IMAX Systems	—	—	—	8,181	8,181
Total	$60,178	$43,248	$34,704	$8,181	$146,311

(1)
Includes revenues earned from sale and sales-type lease arrangements involving new and upgraded IMAX Theater Systems, as well as the impact of renewals and amendments to existing theater system arrangements.
(b)
Deferred Revenue

IMAX Theater System sale and lease arrangements include a requirement for the Company to provide maintenance services over the life of the arrangement, subject to a consumer price index adjustment each year. In circumstances where customers prepay the entire term's maintenance fee, additional payments are due to the Company for the years after its extended warranty and maintenance obligations expire. Payments upon renewal each year are either prepaid or made in arrears and can vary in frequency from monthly to annually. As of September 30, 2022, $16.3 million of consideration has been deferred in relation to outstanding maintenance services to be provided on existing maintenance contracts (December 31, 2021 — $20.2 million). Maintenance revenue is recognized evenly over the contract term which coincides with the period over which maintenance services are provided. In the event of customer default, any payments made by the customer may be retained by the Company.

In instances where the Company receives consideration prior to satisfying its performance obligations, the recognition of revenue is deferred. The majority of the deferred revenue balance relates to payments received by the Company for IMAX Theater Systems where control of the system has not transferred to the customer. The deferred revenue balance related to an individual theater increases as progress payments are made and is then derecognized when control of the system is transferred to the customer. Recognition dates are variable and depend on numerous factors, including some outside of the Company's control.

15. Segment Reporting

The Company's Chief Executive Officer ("CEO") is its Chief Operating Decision Maker ("CODM"), as such term is defined under U.S. GAAP. The CODM, along with other members of management, assess segment performance based on segment revenues and gross margins. Selling, general and administrative expenses, research and development costs, the amortization of intangible assets, provision for (reversal of) current expected credit losses, certain write-downs, interest income, interest expense, and income tax (expense) benefit are not allocated to the Company's segments.

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

In the first quarter of 2022, the Company's internal reporting was updated to reclassify the results of IMAX Enhanced®, an initiative to bring The IMAX Experience® into the home, out of the New Business Initiatives segment and into All Other for segment reporting purposes. IMAX Enhanced was the only component of the New Business Initiatives segment. Prior period comparatives have been reclassified to conform with the current period presentation.

The following table presents the Company's revenue and gross margin (margin loss) by category and reportable segment for the three months ended September 30, 2022 and 2021:

	Revenue(1)		Gross Margin (Margin Loss)
(In thousands of U.S. Dollars)	2022	2021	2022	2021
IMAX Technology Network
IMAX DMR	$19,919	$15,701	$11,408	$7,293
JRSA, contingent rent	12,540	9,887	6,302	3,626
	32,459	25,588	17,710	10,919
IMAX Technology Sales and Maintenance
IMAX Systems(2)	15,957	13,236	9,029	8,086
JRSA, fixed fees	998	1,036	(154)	280
IMAX Maintenance	13,939	13,055	6,406	6,462
Other Theater Business(3)	2,107	363	168	64
	33,001	27,690	15,449	14,892
Film Distribution and Post-Production
Film Distribution	1,081	699	(2,369)	(4)
Post-Production	968	899	287	420
	2,049	1,598	(2,082)	416
Sub-total for reportable segments	67,509	54,876	31,077	26,227
All Other(4)	1,246	1,726	624	1,260
Total	$68,755	$56,602	$31,701	$27,487

The following table presents the Company's revenue and gross margin (margin loss) by category and reportable segment for the nine months ended September 30, 2022 and 2021:

	Revenue(1)		Gross Margin (Margin Loss)
(In thousands of U.S. Dollars)	2022	2021	2022	2021
IMAX Technology Network
IMAX DMR	$67,064	$39,438	$42,965	$22,405
JRSA, contingent rent	43,708	26,108	25,389	7,299
	110,772	65,546	68,354	29,704
IMAX Technology Sales and Maintenance
IMAX Systems(2)	32,806	35,117	18,432	21,646
JRSA, fixed fees	2,486	3,776	79	783
IMAX Maintenance	43,564	33,196	21,643	15,360
Other Theater Business(3)	3,697	1,283	314	269
	82,553	73,372	40,468	38,058
Film Distribution and Post-Production
Film Distribution	2,503	1,115	(4,631)	(319)
Post-Production	2,915	2,886	1,161	1,316
	5,418	4,001	(3,470)	997
Sub-total for reportable segments	198,743	142,919	105,352	68,759
All Other(4)	4,016	3,392	2,156	1,612
Total	$202,759	$146,311	$107,508	$70,371

(1)
The Company's largest customer represents 11% and 13%, respectively, of total Revenues for the three and nine months ended September 30, 2022 (2021 — 18% and 22%, respectively). No single customer comprises more than 10% of the Company's total Accounts Receivable as of September 30, 2022 and December 31, 2021.
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
(4)
All Other includes the results from IMAX Enhanced, SSIMWAVE, and other ancillary activities. In the first quarter of 2022, the Company's internal reporting was updated to reclassify the results of IMAX Enhanced out of the New Business Initiatives segment into All Other for segment reporting purposes. Prior period comparatives have been revised to conform with the current period presentation. The results of SSIMWAVE, which was acquired on September 22, 2022, were not material to the period. (See Note 4 for additional information related to the Company's acquisition of SSIMWAVE)

Geographic Information

Revenue by geographic area is based on the location of the customer. Revenue related to IMAX DMR is presented based upon the geographic location of the theaters that exhibit the remastered films. IMAX DMR revenue is generated through contractual relationships with studios and other third parties and these may not be in the same geographical location as the theater.

The following table summarizes the Company's revenues by geographic area for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands of U.S. Dollars)	2022	2021	2022	2021
United States	$23,168	$16,469	$75,881	$34,275
Greater China	14,889	22,203	47,602	75,634
Asia (excluding China)	13,921	4,925	31,045	12,837
Western Europe	8,938	7,634	26,700	11,160
Latin America	2,397	1,181	6,826	1,579
Canada	1,780	1,083	5,520	620
Russia/the CIS & Ukraine(1)	1,638	1,353	2,794	4,577
Rest of the World	2,024	1,754	6,391	5,629
Total	$68,755	$56,602	$202,759	$146,311

(1)
In addition to Russia, the CIS includes Azerbaijan, Belarus, Kazakhstan, and Kyrgyzstan. Commencing in March 2022, in response to the ongoing conflict between Russia and Ukraine and resulting sanctions, the Company suspended its operations in Russia and Belarus. As of September 30, 2022, the IMAX network includes 54 theaters in Russia, nine theaters in Ukraine, and one theater in Belarus.

No single country in the Rest of the World, Western Europe, Latin America and Asia (excluding Greater China) comprises more than 10% of the Company's total revenue in the nine months ended September 30, 2022 and 2021.
16. Employee's Pension and Postretirement Benefits

(a) Defined Benefit Plan

The Company has an unfunded defined benefit pension plan, the Supplemental Executive Retirement Plan (the "SERP"), covering its CEO, Richard L. Gelfond. Under the terms of the SERP, if Mr. Gelfond's employment is terminated other than for cause (as defined in his employment agreement), he is entitled to receive SERP benefits in the form of a lump sum payment. SERP benefit payments to Mr. Gelfond are subject to a deferral for six months after the termination of his employment, at which time Mr. Gelfond will be entitled to receive interest on the deferred amount credited at the applicable federal rate for short-term obligations. Pursuant to an amendment to his employment agreement dated September 19, 2022, the term of Mr. Gelfond's employment was extended through December 31, 2025, although Mr. Gelfond has not informed the Company that he intends to retire at that time. Under the terms of his employment agreement, as amended, the total benefit payable to Mr. Gelfond under the SERP is fixed at $20.3 million.

As of September 30, 2022 and December 31, 2021, the Company's projected benefit obligation and unfunded status related to the SERP are as follows:

	September 30,	December 31,
(In thousands of U.S. Dollars)	2022	2021
Projected benefit obligation:
Obligation, beginning of period	$20,056	$20,116
Interest cost	120	72
Actuarial gain	—	(132)
Obligation, end of period and unfunded status	$20,176	$20,056

For the three and nine months ended September 30, 2022, the Company recorded interest costs of less than $0.1 million and $0.1 million, respectively (2021 — less than $0.1 million and $0.1 million) related to the SERP. The Company expects to recognize additional interest costs of less than $0.1 million related to the SERP during the remainder of 2022. No contributions are expected to be made to the SERP in 2022.

(b)
Defined Contribution Pension Plan

The Company also maintains defined contribution plans for its employees, including its executive officers. The Company makes contributions to these plans on behalf of employees in an amount up to 5% of their base salary subject to certain prescribed maximums. During the three and nine months ended September 30, 2022, the Company contributed and recorded expense of $0.4 million and $0.9 million, respectively (2021 — $0.3 million and $0.8 million, respectively) to its Canadian defined contribution plan and $0.1 million and $0.5 million, respectively (2021 — $0.1 million and $0.4 million, respectively) to its defined contribution employee plan under Section 401(k) of the U.S. Internal Revenue Code.

(c)
Postretirement Benefits – Executives

The Company has an unfunded postretirement plan for Mr. Gelfond and Bradley J. Wechsler, former Chairman of the Company's Board of Directors (the "Executive Postretirement Benefit Plan"). The Executive Postretirement Benefit Plan provides that the Company will maintain health benefits for Messrs. Gelfond and Wechsler until they become eligible for Medicare and, thereafter, the Company will provide Medicare supplemental coverage as selected by Messrs. Gelfond and Wechsler. Mr. Wechsler retired from the Company's Board of Directors on June 9, 2021. The Company maintained Mr. Wechsler's health benefits through December 31, 2021, and thereafter is providing him with Medicare supplemental coverage.

As of September 30, 2022, the Company's postretirement benefits obligation under this plan is $0.7 million (December 31, 2021 — $0.7 million). For the three and nine months ended September 30, 2022, the Company has recorded an expense of less than $0.1 million (2021 — less than $0.1 million) related to this plan.

(d)
Postretirement Benefits – Canadian Employees

The Company has an unfunded postretirement plan for its Canadian employees meeting specific eligibility requirements. The Company will provide eligible participants, upon retirement, with health and welfare benefits. As of September 30, 2022, the Company's postretirement benefits obligation under this plan is $1.5 million (December 31, 2021 — $1.7 million). For the three and nine months ended September 30, 2022, the Company has recorded expense of less than $0.1 million and less than $0.1 million, respectively, (2021 — less than $0.1 million) related to this plan.

(e)
Deferred Compensation Benefit Plan

The Company maintained a nonqualified deferred compensation benefit plan (the "Retirement Plan") covering the former CEO of IMAX Entertainment and Senior Executive Vice President of the Company. Under the terms of the Retirement Plan, the benefits were due to vest in full if the executive incurred a separation from service from the Company (as defined therein). In 2018, the executive incurred a separation from service from the Company, and as such, the Retirement Plan benefits became fully vested as of December 31, 2018.

As of September 30, 2022, the benefit obligation related to the Retirement Plan was $3.9 million (December 31, 2021 — $3.8 million) and is recorded on the Company's Condensed Consolidated Balance Sheets within Accrued and Other Liabilities. As the Retirement Plan is fully vested, the benefit obligation is measured at the present value of the benefits expected to be paid in the future with the accretion of interest recognized in the Condensed Consolidated Statements of Operations within Retirement Benefits Non-Service Expense.

The Retirement Plan is funded by an investment in company-owned life insurance ("COLI"), which is recorded at its fair value on the Company's Condensed Consolidated Balance Sheets within Prepaid Expenses. As of September 30, 2022, fair value of the COLI asset was $3.4 million (December 31, 2021 — $3.3 million). Gains and losses resulting from changes in the cash surrender value of the COLI asset are recognized in the Condensed Consolidated Statements of Operations within Realized and Unrealized Investment Gains.

17. Financial Instruments

(a)
Financial Instruments

The Company maintains cash with various major financial institutions. The Company's cash is invested with highly rated financial institutions. The Company's $87.2 million balance of cash and cash equivalents as of September 30, 2022 (December 31, 2021 — $189.7 million) includes $65.5 million in cash held outside of Canada (December 31, 2021 — $102.1 million), of which $27.9 million was held in the PRC (December 31, 2021 — $76.3 million).

(b)
Fair Value Measurements

The carrying values of the Company's Cash and Cash Equivalents, Accounts Receivable, Accounts Payable and Accrued and Other Liabilities due within one year approximate their fair values due to the short-term maturity of these instruments. Including these instruments, the Company's financial instruments consist of the following:

	As of September 30, 2022		As of December 31, 2021
(In thousands of U.S. Dollars)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Level 1
Cash and cash equivalents(1)	$87,151	$87,151	$189,711	$189,711
Equity securities(2)	1,095	1,095	1,087	1,087
Level 2
Net financed sales receivables(3)	$97,770	$96,019	$112,657	$112,662
Net investment in sales-type leases(3)	24,848	24,823	28,392	28,407
Equity securities(1)	1,000	1,000	1,000	1,000
COLI(4)	3,366	3,366	3,275	3,275
Foreign exchange contracts — designated forwards(2)	(1,608)	(1,608)	79	79
Bank of China Facility borrowings(1)	(4,763)	(4,763)	(3,612)	(3,612)
Federal Economic Development Loan(3)	(1,772)	(1,772)	n/a	n/a
Convertible Notes(5)	(230,000)	(193,400)	(230,000)	(223,100)
Level 3
Interest in film classified as a financial instrument(6)	$—	$—	$—	$—

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
(6)
Recorded at amortized cost less impairment losses. Inputs used in the calculation of estimated fair value include management's projection of future box office and ancillary receipts for the film net of distribution costs and other costs in accordance with the investment agreement. See 17(e) below.

(c)
Foreign Exchange Risk Management

The Company is exposed to market risk from changes in foreign currency rates.

A majority of the Company's revenues is denominated in U.S. Dollars while a significant portion of its costs and expenses is denominated in Canadian Dollars. A portion of the Company's net U.S. Dollar cash is converted to Canadian Dollars to fund Canadian Dollar expenses through the spot market. In China and Japan, the Company has ongoing operating expenses related to its operations in RMB and Japanese Yen, respectively. Net cash flows are converted to and from U.S. Dollars through the spot market. The Company also has cash receipts under leases denominated in RMB, Japanese Yen, Canadian Dollars and Euros which are converted to U.S. Dollars through the spot market. In addition, because IMAX films generate box office in 87 different countries, unfavorable exchange rates between applicable local currencies and the U.S. Dollar could have an impact on box-office receipts and the Company's revenues and results of operations. The Company's policy is to not use any financial instruments for trading or other speculative purposes.

The Company has entered into a series of foreign currency forward contracts to manage the risks associated with the volatility of foreign currencies. Certain of these foreign currency forward contracts met the criteria required for hedge accounting under the Derivatives and Hedging Topic of the FASB ASC at inception, and continue to meet hedge effectiveness tests at September 30, 2022 (the "Foreign Currency Hedges"), with settlement dates throughout 2022 and 2023. Foreign currency derivatives are recognized and measured in the Condensed Consolidated Balance Sheets at fair value. Changes in the fair value (i.e., gains or losses) are recognized in the Condensed Consolidated Statements of Operations except for derivatives designated and qualifying as foreign currency cash flow hedging instruments. The Company currently has cash flow hedging instruments associated with Selling, General and Administrative Expenses. For foreign currency cash flow hedging instruments related to Selling, General and Administrative Expenses, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in Accumulated Other Comprehensive (Loss) Income and reclassified to the Condensed Consolidated Statements of Operations when the forecasted transaction occurs. Any ineffective portion is recognized immediately in the Condensed Consolidated Statements of Operations.

The following tabular disclosures reflect the impact that derivative instruments and hedging activities have on the Company's Condensed Consolidated Financial Statements:

Notional value of foreign exchange contracts:

	September 30,	December 31,
(In thousands of U.S. Dollars)	2022	2021
Derivatives designated as hedging instruments:
Foreign exchange contracts — Forwards	$30,806	$26,702

Fair value of derivatives in foreign exchange contracts:

		September 30,	December 31,
(In thousands of U.S. Dollars)	Balance Sheet Location	2022	2021
Derivatives designated as hedging instruments:
Foreign exchange contracts — Forwards	Other assets	$—	$184
	Accrued and other liabilities	(1,608)	(105)
		$(1,608)	$79

Derivatives in foreign currency hedging relationships are as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands of U.S. Dollars)		2022	2021	2022	2021
Foreign exchange contracts	Derivative Loss
— Forwards	Recognized in OCI
	(Effective Portion)	$(1,567)	$(759)	$(1,862)	$(159)

	Location of Derivative (Loss) Gain
	Reclassified from AOCI	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands of U.S. Dollars)	(Effective Portion)	2022	2021	2022	2021
Foreign exchange contracts	Selling, general and
— Forwards	administrative expenses	$(80)	$312	$(175)	$1,367

Non-designated derivatives in foreign currency relationships are as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands of U.S. Dollars)	Location of Derivative (Loss) Gain	2022	2021	2022	2021
Foreign exchange contracts	Selling, general and
— Forwards	administrative expenses	$—	$(122)	$—	$269

The Company's estimated net amount of the existing loss as of September 30, 2022 is $(1.5) million, which is expected to be reclassified to earnings within the next twelve months.

(d)
Investments in Equity Securities

As of September 30, 2022, the Condensed Consolidated Balance Sheets includes $1.1 million (December 31, 2021 — $1.1 million) of investments in equity securities.

On January 17, 2019, IMAX China (Hong Kong), Limited, a wholly-owned subsidiary of IMAX China, as an investor entered into a cornerstone investment agreement with Maoyan Entertainment ("Maoyan") (as the issuer) and Morgan Stanley Asia Limited (as a sponsor, underwriter and the underwriters' representative). Pursuant to this agreement, IMAX China (Hong Kong), Limited agreed to invest $15.2 million to subscribe for a certain number of shares of Maoyan at the final offer price pursuant to the global offering of the share capital of Maoyan, and this investment would be subject to a lock-up period of six months following the date of the global offering. On February 4, 2019, Maoyan completed its global offering, upon which, IMAX China (Hong Kong), Limited became a less than 1% shareholder in Maoyan. During the first quarter of 2021, IMAX China (Hong Kong), Limited sold all of its 7,949,000 shares of Maoyan for gross proceeds of $17.8 million and recognized $5.2 million gain in the Condensed Consolidated Statements of Operations.

The Company has an investment of $1.1 million (December 31, 2021 — $1.1 million) in the shares of an exchange traded fund. This investment is classified as an equity investment.

As of September 30, 2022, the Company held investments in the preferred shares of enterprises which meet the criteria for classification as an equity security carried at historical cost, net of impairment charges. The carrying value of these equity security investments was $1.0 million at September 30, 2022 (December 31, 2021 — $1.0 million) and is recorded in Other Assets.

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

During the second quarter of 2022, the Company recognized a full impairment of its RMB 30.0 million ($4.5 million) investment in Mozart from Space based on projected box office results and distribution costs.

18. Non-Controlling Interests

(a)
IMAX China Non-Controlling Interest

The Company indirectly owns 71.41% of IMAX China, whose shares trade on the Hong Kong Stock Exchange (December 31, 2021 — 71.11%). IMAX China remains a consolidated subsidiary of the Company. As of September 30, 2022, the balance of the Company's non-controlling interest in IMAX China is $63.9 million (December 31, 2021 — $73.5 million). For the three and nine months ended September 30, 2022, the net income attributable to the non-controlling interest in IMAX China is $1.2 million and $1.5 million, respectively (2021 — $2.0 million and $9.5 million, respectively).

(b)
Other Non-Controlling Interest

The Company's Original Film Fund was established in 2014 to co-finance a portfolio of 10 original large-format films. The initial investment in the Original Film Fund was committed by a third party in the amount of $25.0 million, with the possibility of contributing additional funds. The Company has contributed $9.0 million to the Original Film Fund since 2014 and has reached its maximum contribution. As of September 30, 2022, the Original Film Fund has invested $22.3 million toward the development of original films. The related production, financing and distribution agreement includes put and call rights relating to change of control of the rights, title and interest in the co-financed pictures.

(c)
Non-Controlling Interest in Temporary Equity

The following table summarizes the movement of the non-controlling interest in temporary equity related to the Original Film Fund for the nine months ended September 30, 2022 and 2021:

	September 30,
(In thousands of U.S. Dollars)	2022	2021
Beginning balance	$758	$759
Net (loss) income	(22)	1
Ending balance	$736	$760

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Presented below is Management's Discussion and Analysis of Financial Condition and Results of Operations (or "MD&A") for IMAX Corporation and its consolidated subsidiaries ("IMAX" or the "Company") for the three and nine months ended September 30, 2022 and 2021. MD&A should be read in conjunction with Note 15, "Segment Reporting," in the accompanying Condensed Consolidated Financial Statements in Item 1.

As of September 30, 2022, the Company indirectly owns 71.41% of IMAX China Holding, Inc. ("IMAX China"), whose shares trade on the Hong Kong Stock Exchange. IMAX China is a consolidated subsidiary of the Company. For the three months ended September 30, 2022, net income attributable to IMAX China is $4.2 million, of which $3.0 million is attributable to the shareholders of the Company (2021 — $6.7 million and $4.7 million, respectively).

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

Certain statements included in this quarterly report may constitute "forward-looking statements" within the meaning of the United States Private Securities Litigation Reform Act of 1995 or "forward-looking information" within the meaning of Canadian securities laws. These forward-looking statements include, but are not limited to, references to business and technology strategies and measures to implement strategies, competitive strengths, goals, expansion and growth of business, operations and technology, future capital expenditures (including the amount and nature thereof), industry prospects and consumer behavior, plans and references to the future success of the Company and expectations regarding its future operating, financial and technological results. These forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform with the expectations and predictions of the Company is subject to a number of risks and uncertainties, including, but not limited to, risks related to the adverse impact of the COVID-19 pandemic; risks associated with investments and operations in foreign jurisdictions and any future international expansion, including those related to economic, political and regulatory policies of local governments and laws and policies of the United States and Canada, as well as geopolitical conflicts, such as the conflict between Russia and Ukraine; risks related to the Company's growth and operations in China; the performance of IMAX DMR® films; the signing of theater system agreements; conditions, changes and developments in the commercial exhibition industry; risks related to currency fluctuations; the potential impact of increased competition in the markets within which the Company operates, including competitive actions by other companies; the failure to respond to change and advancements in digital technology; risks relating to consolidation among commercial exhibitors and studios; risks related to brand extensions and new business initiatives; conditions in the in-home and out-of-home entertainment industries; the opportunities (or lack thereof) that may be presented to and pursued by the Company; risks related to cyber-security and data privacy; risks related to the Company's inability to protect its intellectual property; risks related to climate change; risks related to weather conditions and natural disasters that may disrupt or harm the Company's business; risks related to the Company's indebtedness and compliance with its debt agreements; general economic, market or business conditions; risks related to political, economic and social instability, including with respect to the Russia-Ukraine conflict; the failure to convert theater system backlog into revenue; changes in laws or regulations; any statements of belief and any statements of assumptions underlying any of the foregoing; other factors and risks outlined in the Company's periodic filings with the United States Securities and Exchange Commission (the "SEC") or in Canada, the System for Electronic Document Analysis and Retrieval (the "SEDAR"); and other factors, many of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this quarterly report are qualified by these cautionary statements, and actual results or anticipated developments by the Company may not be realized, and even if substantially realized, may not have the expected consequences to, or effects on, the Company. The forward-looking statements herein are made only as of the date hereof and the Company undertakes no obligation to update publicly or otherwise revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The Company makes available, free of charge, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments to such reports, as soon as reasonably practicable after such filings have been made with the SEC and Canadian securities regulators. Reports may be obtained free of charge through the SEC's website at www.sec.gov or the SEDAR's website at www.sedar.com and through the Company's website at www.imax.com or by calling the Company's Investor Relations Department at 212-821-0100. No information included on the Company's website shall be deemed included or otherwise incorporated into this filing, except where expressly indicated.

IMAX®, IMAX® Dome, IMAX® 3D, IMAX® 3D Dome, Experience It In IMAX®, The IMAX Experience®, An IMAX Experience®, An IMAX 3D Experience®, IMAX DMR®, DMR®, Filmed For IMAXTM, IMAX LiveTM, IMAX Enhanced®, IMAX nXos®, Films to the Fullest®, SSIMWAVE®, SSIMPLUS® and Viewer Score® are trademarks and trade names of the Company or its subsidiaries that are registered or otherwise protected under laws of various jurisdictions.

The information posted on the Company's Corporate and Investor Relations websites may be deemed material to investors. Accordingly, investors, media and others interested in the Company should monitor the Company's websites in addition to the Company's press releases, SEC and SEDAR filings and public conference calls and webcasts.

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

The Company leverages its proprietary technology and engineering in all aspects of its business, which principally consists of the digital remastering of films and other content into the IMAX format ("IMAX DMR"®) and the sale or lease of premium IMAX theater systems ("IMAX Theater Systems").

IMAX Theater Systems are based on proprietary and patented image, audio, and other technology developed over the course of the Company's history since its founding in 1968. The customers for IMAX Theater Systems are principally theater exhibitors that operate commercial multiplex theaters, and, to a much lesser extent, museums, science centers, and destination entertainment sites. The Company generally does not own the theaters in the IMAX network and is not an exhibitor, but instead sells or leases the IMAX Theater System to exhibitor customers along with a license to use its trademarks.

As of September 30, 2022, there were 1,703 IMAX Theater Systems in 87 countries and territories, including 1,622 commercial multiplexes, 12 commercial destinations, and 69 institutional locations in the Company's global theater network. This compares to 1,664 IMAX Theater Systems in 85 countries and territories as of September 30, 2021, including 1,580 commercial multiplexes, 12 commercial destinations, and 72 institutional locations in the Company's global theater network. (See the table below under "IMAX Network and Backlog" for additional information on the composition of the IMAX network.)

The IMAX Theater System provides the Company's exhibitor customers with a combination of the following benefits:

•
the ability to exhibit content that has undergone the IMAX DMR conversion process, which results in higher image and sound fidelity than conventional cinema experiences;
•
advanced, high-resolution projectors with specialized equipment and automated theater control systems, which generate significantly more contrast and brightness than conventional theater systems;
•
large screens and proprietary theater geometry, which result in a substantially larger field of view so that the screen extends to the edge of a viewer's peripheral vision and creates more realistic images;
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

As a result of the engineering and scientific achievements that are a hallmark of The IMAX Experience, the Company's exhibitor customers typically charge a premium for IMAX films over films exhibited in their other auditoriums. The premium pricing, combined with the higher attendance levels associated with IMAX films, generates incremental box office for the Company's exhibitor customers and for the movie studios releasing their films to the IMAX network. The incremental box office generated by IMAX films has helped establish IMAX as a key premium distribution and marketing platform for Hollywood and foreign local language movie studios.

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

In addition, the Company continues to evolve its platform to bring new, innovative IMAX LiveTM events and experiences to audiences worldwide. The Company has a connected IMAX theater footprint capable of delivering live, interactive content with low latency and superior sight and sound. As of September 30, 2022, 176 theaters in the IMAX network across the United States, Canada, and Europe were configured to enable the streaming of live events. The Company expects to have 250 connected IMAX theaters available for distributing IMAX Live events by the end of 2022.

In September 2022, the Company acquired SSIMWAVE Inc. ("SSIMWAVE"), a leader in AI-driven video quality solutions for media and entertainment companies. The acquisition of SSIMWAVE marks a significant expansion of the Company's strategy to deliver the highest quality video images on any screen — to drive new, recurring revenue and grow its global leadership in entertainment technology. (See "SSIMWAVE" under "Sources of Revenue - All Other" and Note 4 of Notes to Condensed Consolidated Financial Statements for additional information related to the Company's acquisition of SSIMWAVE.)

Commencing in March 2022, in response to the ongoing conflict between Russia and Ukraine and resulting sanctions, the Company suspended its operations in Russia and Belarus. As of September 30, 2022, the IMAX network includes 54 theaters in Russia, nine theaters in Ukraine, and one theater in Belarus, and the Company's backlog includes 14 theaters in Russia, one theater in Ukraine, and five theaters in Belarus with a total fixed contracted value of $22.9 million. In the first quarter of 2022, the Company recorded provisions for potential credit losses against substantially all of its receivables in Russia due to uncertainties associated with the ongoing conflict. These receivables relate to existing sale agreements as the Company is not party to any joint revenue sharing arrangements in these countries. In addition, exhibitors in Russia, Ukraine, and Belarus were placed on nonaccrual status for maintenance revenue and finance income beginning in the first quarter of 2022, which resulted in decreases of $0.7 million and $2.1 million in revenue during the three and nine months ended September 30, 2022, respectively. Numerous multiplexes in Ukraine have reopened since the conflict began and the Company remains optimistic that its theater network in Ukraine will ultimately resume operations. The Company continues to monitor the evolving impacts of this conflict and its effects on the global economy and the Company. (See Note 5 of Notes to Condensed Consolidated Financial Statements and "Risk Factors - The Company conducts business internationally, which exposes it to uncertainties and risks that could negatively affect its operations, sales, and future growth prospects." in Part II, Item 1A in this report.)

On September 7, 2022, Cineworld Group plc ("Cineworld"), the parent company of Regal Entertainment Group, and certain of its subsidiaries and Regal CineMedia Holdings, LLC, filed petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the Southern District of Texas. Based on its evaluation of its contracts with Cineworld, its assessment of the reorganization and its discussions with Cineworld to date, the Company has determined that no additional provision for expected credit losses is required. The Company also does not expect to see a material impact on its network of theaters with Cineworld resulting from this reorganization. There can, however, be no guarantees as to the ultimate outcome of a Chapter 11 proceeding. The Company has an unsecured claim of $11.4 million related to receivables from the entities included in the reorganization proceeding.

IMPACT OF COVID-19 PANDEMIC

The impact of the COVID-19 pandemic is complex and continuously evolving, resulting in significant disruption to the Company's business and the global economy. At various points during the pandemic, authorities around the world imposed measures intended to control the spread of COVID-19, including stay-at-home orders and restrictions on large public gatherings, which caused movie theaters in countries around the world to temporarily close, including the IMAX theaters in those countries. As a result of these theater closures, movie studios postponed the theatrical release of most films originally scheduled for release in 2020 and early 2021, including many of the films scheduled to be shown in IMAX theaters, while several other films were released directly or concurrently to streaming platforms. Beginning in the third quarter of 2020, stay-at-home orders and capacity restrictions were lifted in many key markets and movie theaters throughout the IMAX network gradually reopened. However, following the emergence of the Omicron variant and the rise of COVID-19 cases in China in the first quarter of 2022, the Chinese government reinstituted capacity restrictions and safety protocols on large public gatherings, which has led to the temporary closure of theaters in several cities. As of September 30, 2022, approximately 92% of the IMAX theaters in Greater China were open at various capacities. On average, during the third quarter of 2022, approximately 82% of the IMAX theaters in Greater China were open at various capacities.

For the nine months ended September 30, 2022, gross box office ("GBO") generated by IMAX films totaled $598.1 million, representing a $237.4 million (66%) increase versus the same period in 2021. Although GBO results during the nine months ended September 30, 2022 were impacted by the COVID-related theater closures in China, management remains encouraged by the overall positive trend in box office results and believes it indicates that moviegoers are returning to theaters, and in particular IMAX theaters, where and when theaters are open and they feel safe. Despite accounting for 1% of all domestic screens, the IMAX network had a domestic market share of 5% for the nine months ended September 30, 2022. Management is further encouraged by the return of the prevalence of exclusive theatrical windows and the strong pipeline of Hollywood movies scheduled to be released for theatrical exhibition throughout the remainder of 2022 and into 2023. However, the impact of the COVID-19 pandemic on the Company's business and financial results will continue to depend on numerous evolving factors that cannot be accurately predicted and that will vary by jurisdiction and market, including the duration and scope of the pandemic, the emergence of new and the spread of existing variants of the virus, the progress made on administering vaccines and developing treatments and the effectiveness of such vaccines and treatments, the continuing impact of the pandemic on global economic conditions and ongoing government responses to the pandemic, which could lead to further theater closures, theater capacity restrictions and/or delays in the release of films.

(See "Risk Factors – The Company has experienced a significant decrease in its revenues, earnings and cash flows due to the COVID-19 pandemic and its business, financial condition and results of operations may continue to be significantly harmed in future reporting periods" in Part II, Item 1A in this report.)

SOURCES OF REVENUE

For the presentation of MD&A, the Company has organized its reportable segments into the following three categories: (i) IMAX Technology Network; (ii) IMAX Technology Sales and Maintenance; and (iii) Film Distribution and Post-Production. Within these three categories are the Company's following reportable segments: (i) IMAX DMR; (ii) Joint Revenue Sharing Arrangements ("JRSA"); (iii) IMAX Systems; (iv) IMAX Maintenance; (v) Other Theater Business; (vi) Film Distribution; and (vii) Film Post-Production. The Company's activities that do not meet the criteria to be considered a reportable segment are disclosed within All Other.

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

IMAX films also benefit from enhancements made by individual filmmakers exclusively for the IMAX release of the film. Collectively, the Company refers to these enhancements as "IMAX DNA". Filmmakers and movie studios have sought IMAX-specific enhancements in recent years to generate interest in and excitement for their films. Such enhancements include shooting films with IMAX cameras to increase the audience's immersion in the film and to take advantage of the unique dimensions of the IMAX screen by projecting the film in a larger aspect ratio that delivers up to 26% more image onto a standard IMAX movie screen. In select IMAX theaters worldwide, movies filmed with IMAX cameras have an IMAX-exclusive 1.43 film aspect ratio, with up to 67% more image. The Company has a Filmed For IMAXTM program under which filmmakers craft films from their inception in various ways in order to optimize The IMAX Experience, which box office metrics demonstrate audiences respond extremely favorably to.

Management believes that growth in international box office remains an important driver of growth for the Company. To support continued growth in international markets, the Company has sought to bolster its international film strategy, supplementing its slate of Hollywood films with appealing local language films released in select markets, particularly in China.

The following table provides detailed information about the films that were released to the Company's global theater network during the three and nine months ended September 30, 2022 and 2021:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Hollywood film releases(1)	12	9	26	27
Local language film releases:
China	9	9	13	16
Japan	3	2	6	7
South Korea	3	1	5	1
India	4	—	6	—
France	—	—	1	—
Indonesia	1	—	1	—
Total local language film releases	20	12	32	24
Total film releases(2)	32	21	58	51

(1)
Includes five re-released films for the three and nine months ended September 30, 2022 (2021 — nil and four, respectively).
(2)
For the three and nine months ended September 30, 2022, the films released to the Company's global theater network include four and ten with IMAX DNA, respectively (2021 — six and eight, respectively).

The films distributed through the Company's global theater network during the nine months ended September 30, 2022 include Top Gun: Maverick, Doctor Strange in the Multiverse of Madness, Jurassic World Dominion, The Batman, Thor: Love and Thunder, The Battle at Lake Changjin 2, Spider-Man: No Way Home, and Fantastic Beasts: The Secrets of Dumbledore.

In addition to the films released to the Company's global theater network during the nine months ended September 30, 2022, the Company has announced the following 30 additional titles scheduled to be released throughout the remainder of 2022 and 2023:

Scheduled
Title	Studio	Release Date(1)	IMAX DNA
Amsterdam	20th Century Studios	October 2022	—
Halloween Ends	Universal Pictures	October 2022	—
Black Adam	Warner Bros. Pictures	October 2022	—
Black Panther: Wakanda Forever	Walt Disney Studios	November 2022	Filmed For IMAX
Indochine	Pathé Live	November 2022	Filmed For IMAX
Violent Night	Universal Pictures	December 2022	—
Avatar: The Way of Water	Walt Disney Studios	December 2022	—
Titanic 3D(2)	Walt Disney Studios	February 2023	—
Ant-Man and the Wasp: Quantumania	Walt Disney Studios	February 2023	Filmed For IMAX
Creed III	United Artists Releasing	March 2023	Filmed For IMAX
Shazam!: Fury of the Gods	Warner Bros. Pictures	March 2023	—
John Wick: Chapter 4	Lionsgate	March 2023	—
The Super Mario Bros. Movie	Universal Pictures	April 2023	—
Guardians of the Galaxy Vol. 3	Walt Disney Studios	May 2023	Filmed For IMAX
Fast X	Universal Pictures	May 2023	—
The Little Mermaid	Walt Disney Studios	May 2023	—
Spider-Man: Across the Spider-Verse	Sony Pictures	June 2023	—
Transformers: Rise of the Beasts	Paramount Pictures	June 2023	—
The Flash	Warner Bros. Pictures	June 2023	—
Indiana Jones 5	Walt Disney Studios	July 2023	—
Mission: Impossible - Dead Reckoning Part One	Paramount Pictures	July 2023	Filmed For IMAX
Oppenheimer	Universal Pictures	July 2023	Shot with IMAX Film Cameras
Blue Beetle	Warner Bros. Pictures	August 2023	Filmed For IMAX
The Equalizer 3	Sony Pictures	September 2023	—
The Nun 2	Warner Bros. Pictures	September 2023	—
A Haunting in Venice	Walt Disney Studios	September 2023	—
Kraven the Hunter	Sony Pictures	October 2023	—
Dune: Part Two	Warner Bros. Pictures	November 2023	Filmed For IMAX
Wonka	Warner Bros. Pictures	December 2023	—
Aquaman and the Lost Kingdom	Warner Bros. Pictures	December 2023	Filmed For IMAX

(1)
The scheduled release dates in the table above are subject to change, including as a result of the impact of the COVID-19 pandemic, may vary by territory, and may not reflect the date(s) of limited premiere events. (See "Risk Factors – The Company has experienced a significant decrease in its revenues, earnings and cash flows due to the COVID-19 pandemic and its business, financial condition and results of operations may continue to be significantly harmed in future reporting periods" in Part II, Item 1A in this report.)
(2)
Denotes re-release films.

The Company remains in active negotiations with all major Hollywood studios for additional films to fill out its short- and long-term film slate for the IMAX network. The Company also expects to announce additional local language films to be released to its global theater network in the remainder of 2022 and 2023.

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

The revenue earned from customers under the Company's joint revenue sharing arrangements can vary from quarter-to-quarter and year-to-year based on a number of factors including film performance, the mix of theater system configurations, the timing of installation of IMAX Theater Systems, the nature of the arrangement, the location, size and management of the theater and other factors specific to individual arrangements.

Joint revenue sharing arrangements also require IMAX to provide maintenance and extended warranty services to the customer over the term of the lease in exchange for a separate fixed annual fee. These fees are reported within IMAX Technology Sales and Maintenance, as discussed below.

Joint revenue sharing arrangements have been an important factor in the expansion of the Company's commercial theater network. Joint revenue sharing arrangements allow commercial theater exhibitors to install IMAX Theater Systems without the significant initial capital investment required in a sale or sales-type lease arrangement. Joint revenue sharing arrangements drive recurring cash flows and earnings for the Company as customers under these arrangements pay the Company a portion of their ongoing box office receipts. The Company funds its investment in equipment for joint revenue sharing arrangements through cash flows from operations. As of September 30, 2022, the Company had 926 theaters under joint revenue sharing arrangements in its global commercial multiplex theater network, a 2% increase as compared to the 904 theaters as of September 30, 2021. The Company also had contracts in backlog for 319 theaters under joint revenue sharing arrangements as of September 30, 2022, including 100 upgrades to existing theater locations and 219 new theater locations.

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

IMAX Systems

The IMAX Systems segment provides IMAX Theater Systems to exhibitors through sale arrangements or long-term lease arrangements that for accounting purposes are classified as sales-type leases. Under these arrangements, in exchange for providing the IMAX Theater System, the Company earns initial fees and ongoing consideration, which can include fixed annual minimum payments and contingent fees in excess of the minimum payments, as well as maintenance and extended warranty fees (see "IMAX Maintenance" below). The initial fees vary depending on the system configuration and location of the theater. Initial fees are paid to the Company in installments between the time of signing the arrangement and the time of system installation, which is when the total of these fees, in addition to the present value of future annual minimum payments, are recognized as revenue. Finance income is recognized over the term of a financed sale or sales-type lease arrangement. In addition, in sale arrangements, an estimate of the contingent fees that may become due if certain annual minimum box office receipt thresholds are exceeded is recorded as revenue in the period when the sale is recognized and is adjusted in future periods based on actual results and changes in estimates. Such variable consideration is only recognized on sales transactions to the extent the Company believes there is not a risk of significant revenue reversal.

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

The revenue earned from customers under the Company's theater system sale or lease agreements varies from quarter-to-quarter and year-to-year based on a number of factors, including the number and mix of theater system configurations sold or leased, the timing of installation of the IMAX Theater Systems, the nature of the arrangement and other factors specific to individual contracts.

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

In addition, the Company continues to evolve its platform to bring new, innovative IMAX Live events and experiences to audiences worldwide. The Company has a connected IMAX theater footprint capable of delivering live, interactive content with low latency and superior sight and sound. As of September 30, 2022, 176 theaters in the IMAX network across the United States, Canada, and Europe were configured to enable the streaming of live events. The Company expects to have 250 connected IMAX theaters available for streaming IMAX Live events by the end of 2022.

In the first quarter of 2022, the Company partnered with Disney for a live Q&A with director and producer Peter Jackson, streaming to 68 IMAX theaters in North America, followed by a special screening of The Beatles: Get Back – The Rooftop Concert, which was later released across the IMAX global network. In the second quarter of 2022, the Company partnered with Warner Bros. for a live Q&A that preceded a special screening of Fantastic Beasts: The Secrets of Dumbledore and partnered with Universal for a live Q&A that preceded a special screening of Jurassic World Dominion. Also, in the second quarter of 2022, IMAX Live, in partnership with Summer Game Fest 2022, presented Summer Game Fest, a first-fan celebration of the future of video games, in connected theaters. In the third quarter of 2022, the Company partnered with Warner Bros. for a live Q&A that preceded a special screening of Don't Worry Darling. Also in the third quarter of 2022, the Company presented Brandi Carlile: In The Canyon Haze - Live from Laurel Canyon, a one-night-only live concert performing her new deluxe album In The Canyon Haze for the very first time, in connected theaters across the United States.

The Company continues to believe that the IMAX network serves as a valuable platform to launch and distribute original content.

Through its Film Post-Production segment, the Company provides film post-production and quality control services for large-format films, whether produced by IMAX or third parties, and digital post-production services.

All Other

IMAX Enhanced

IMAX Enhanced® is an initiative, in partnership with audio leader DTS (an Xperi subsidiary), to bring The IMAX Experience into the home. IMAX Enhanced provides end-to-end premium technology across streaming content and best-in-class entertainment devices, offering consumers high-fidelity playback of image and sound in the home and beyond, including the following features:

•
IMAX's expanded aspect ratio, which is available on select titles and streaming platforms, including Disney+;
•
IMAX's proprietary remastering technology, which produces more vivid, higher fidelity 4K HDR images on premium televisions; and
•
IMAX signature sound, which is specially recreated and calibrated for the home by DTS to unlock more immersive audio.

To be certified as IMAX Enhanced, leading consumer electronics manufacturers spanning 4K/8K televisions, projectors, A/V receivers, loudspeakers, soundbars and smartphones must meet a carefully prescribed set of audiovisual performance standards, set by a certification committee of IMAX and DTS engineers, along with some of Hollywood's leading technical specialists.

At present, certified global device partners include Sony Electronics, Hisense, TCL, LG, Phillips, Xiaomi, Sound United and Honor, among others. As of September 30, 2022, more than 200 IMAX Enhanced titles have been released across five of the biggest streaming platforms worldwide, including Disney+, Sony Bravia CORE, Tencent Video, iQiyi and Rakuten TV. Over 10 million IMAX Enhanced certified devices are estimated to be in the market today.

The Company's collaboration with Disney, which was announced in November 2021, allows fans to stream 17 Disney titles in IMAX's Expanded Aspect Ratio at home on Disney+, including Doctor Strange in the Multiverse of Madness, Shang-Chi and The Legend of The Ten Rings, and Eternals, as well as Iron Man, Guardians of the Galaxy, Guardians of the Galaxy Vol. 2, Captain America: Civil War, Doctor Strange, Thor: Ragnarok, Black Panther, Avengers: Infinity War, Ant-Man and The Wasp, Captain Marvel, Avengers: Endgame, Black Widow, Lightyear, and Thor: Love and Thunder (content availability varies by region). The launch of IMAX Enhanced on Disney+ provides strong brand exposure for IMAX by expanding the Company's in-home entertainment footprint to more than 80 million subscribers.

IMAX Enhanced and the collaboration with Disney is part of the Company's next evolutionary step to extend the IMAX brand and technology further into new use cases, including streaming entertainment and the consumer electronics market.

In the first quarter of 2022, the Company's internal reporting was updated to reclassify the results of IMAX Enhanced out of the New Business Initiatives segment and into All Other for segment reporting purposes. IMAX Enhanced was the only component of the New Business Initiatives segment.

SSIMWAVE

On September 22, 2022 (the "Closing Date"), the Company acquired all of the issued and outstanding shares of SSIMWAVE pursuant to a share purchase agreement by and among the Company, SSIMWAVE, and related shareholders (the "Sellers"). SSIMWAVE provides perceptual quality measurement and optimization solutions based on artificial intelligence technologies for leading media and entertainment companies. Following the acquisition, SSIMWAVE became a wholly-owned subsidiary of the Company.

As consideration for the acquisition of SSIMWAVE, the Company is paying an aggregate purchase price of approximately $23.1 million, comprised of: (i) $19.4 million in cash, of which $16.2 million was paid on the Closing Date, (ii) 160,547 common shares of the Company with a fair value of $1.9 million (the "IMAX Share Consideration"), and (iii) contingent consideration with a fair value of $1.8 million (the "Earn-Out Payment"). The fair value of the IMAX Share Consideration is reduced to reflect the fair value of certain restrictions on the future transfer of the shares. The Earn-Out Payment may be paid to certain Sellers in an aggregate amount of up to $2.0 million in cash, contingent upon and following the achievement of certain commercial and financial milestones during the period from January 1, 2023 to December 31, 2024. The fair value of the Earn-Out Payment is based on management's assessment of the likelihood of achieving these milestones.

(See Note 4 of Notes to Condensed Consolidated Financial Statements for additional information related to the Company's acquisition of SSIMWAVE.)

Other

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

IMAX NETWORK AND BACKLOG

IMAX Network

The following table provides detailed information about the IMAX network by type and geographic location as of September 30, 2022 and 2021:

	September 30, 2022				September 30, 2021
	Commercial Multiplex	Commercial Destination	Institutional	Total	Commercial Multiplex	Commercial Destination	Institutional	Total
United States	364	4	25	393	362	4	27	393
Canada	40	1	7	48	39	1	7	47
Greater China(1)	776	—	14	790	752	—	15	767
Western Europe	117	4	8	129	116	4	8	128
Asia (excluding Greater China)	131	2	2	135	121	2	2	125
Russia/the CIS & Ukraine(2)	70	—	—	70	68	—	—	68
Latin America(3)	55	1	11	67	51	1	11	63
Rest of the World	69	—	2	71	71	—	2	73
Total(4)	1,622	12	69	1,703	1,580	12	72	1,664

(1)
Greater China includes China, Hong Kong, Taiwan, and Macau.
(2)
In addition to Russia, the CIS includes Azerbaijan, Belarus, Kazakhstan, and Kyrgyzstan. Commencing in March 2022, in response to the ongoing conflict between Russia and Ukraine and resulting sanctions, the Company suspended its operations in Russia and Belarus. As of September 30, 2022, the IMAX network includes 54 theaters in Russia, nine theaters in Ukraine, and one theater in Belarus.
(3)
Latin America includes South America, Central America and Mexico.
(4)
Period-to-period changes in the table above are reported net of the effect of permanently closed theaters.

The Company currently believes that over time its commercial multiplex network could grow to approximately 3,318 IMAX theaters worldwide from the 1,622 theaters in the network as of September 30, 2022. The Company believes that the majority of its future growth will come from international markets. As of September 30, 2022, 75% of IMAX Theater Systems in the global commercial multiplex network were located within international markets (defined as all countries other than the United States and Canada). Revenues and GBO derived from international markets continue to exceed revenues and GBO from the United States and Canada. Risks associated with the Company's international business, including Russia, are outlined in "Risk Factors – The Company conducts business internationally, which exposes it to uncertainties and risks that could negatively affect its operations, sales and future growth prospects" in Part II, Item 1A in this report.

In the year ended December 31, 2021, 44% of the Company's consolidated revenue was generated from its Greater China operations (2020 — 38%, 2019 — 31%). As of September 30, 2022, the Company had 790 theaters operating in Greater China with an additional 211 theaters in backlog. The Company's backlog in Greater China represents 43% of its total current backlog, including upgrades in system type. The Company has a partnership in China with Wanda Film ("Wanda"). As of September 30, 2022, through the Company's partnership with Wanda, there are 375 IMAX Theater Systems operational in Greater China of which 361 are under the parties' joint revenue sharing arrangements.

(See "Risk Factors – The Company faces risks in connection with its significant presence in China and the continued expansion of its business there," "Risk Factors – General political, social and economic conditions can affect the Company's business by reducing both revenues generated from existing IMAX Theater Systems and the demand for new IMAX Theater Systems," and "Risk Factors – The Company may not convert all of its backlog into revenue and cash flows" in Part I, Item 1A of the Company's 2021 Form 10-K.)

(See "Management's Discussion and Analysis of Financial Condition and Results of Operations – Impact of COVID-19 Pandemic" and "Risk Factors – The Company has experienced a significant decrease in its revenues, earnings and cash flows due to the COVID-19 pandemic and its business, financial condition and results of operations may continue to be significantly harmed in future reporting periods" in Part II, Item 1A of this report.)

The following tables provide detailed information about the Company's global commercial multiplex theater network by arrangement type and geographic location as of September 30, 2022 and 2021:

	September 30, 2022
	Commercial Multiplex Theaters in IMAX Network
	Traditional JRSA	Hybrid JRSA	Sale / Sales- type Lease	Total
Domestic Total (United States & Canada)	276	6	122	404
International:
Greater China	400	112	264	776
Asia (excluding Greater China)	34	4	93	131
Western Europe	47	28	42	117
Russia/the CIS & Ukraine(1)	—	—	70	70
Latin America	2	—	53	55
Rest of the World	17	—	52	69
International Total	500	144	574	1,218
Worldwide Total(2)	776	150	696	1,622

	September 30, 2021
	Commercial Multiplex Theaters in IMAX Network
	Traditional JRSA	Hybrid JRSA	Sale / Sales- type Lease	Total
Domestic Total (United States & Canada)	274	5	122	401
International:
Greater China	389	109	254	752
Asia (excluding Greater China)	33	2	86	121
Western Europe	47	28	41	116
Russia/the CIS & Ukraine(1)	—	—	68	68
Latin America	1	—	50	51
Rest of the World	16	—	55	71
International Total	486	139	554	1,179
Worldwide Total(2)	760	144	676	1,580

(1)
In addition to Russia, the CIS includes Azerbaijan, Belarus, Kazakhstan, and Kyrgyzstan. Commencing in March 2022, in response to the ongoing conflict between Russia and Ukraine and resulting sanctions, the Company suspended its operations in Russia and Belarus. As of September 30, 2022, the IMAX network includes 54 theaters in Russia, nine theaters in Ukraine, and one theater in Belarus.
(2)
Period-to-period changes in the tables above are reported net of the effect of permanently closed theaters.

Backlog

The following table provides detailed information about the Company's backlog as of September 30, 2022 and 2021:

	September 30, 2022								September 30, 2021
	Number of				Dollar Value				Number of				Dollar Value
	Systems				(in thousands)				Systems				(in thousands)
	New		Upgrade		New		Upgrade		New		Upgrade		New		Upgrade
Sale and sales-type lease arrangements	154		16		$175,617		$18,312		170		12		$194,539		$14,207
Hybrid JRSA	121		6		88,604		4,785		133		6		95,349		4,785
Traditional JRSA	98	(1)	94	(1)	200	(2)	4,500	(2)	108	(1)	77	(1)	200	(2)	5,500	(2)
	373	(3)	116	(3)	$264,421	(3)	$27,597	(3)	411		95		$290,088		$24,492

(1)
Includes 41 IMAX Theater Systems (2021 — 44) where the customer has the option to convert from a joint revenue sharing arrangement to a sale arrangement.
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
(3)
As of September 30, 2022, the Company's backlog includes 14 theaters in Russia, one theater in Ukraine, and five theaters in Belarus with a total fixed contracted value of $22.9 million.

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

Certain of the Company's contracts contain options for the customer to elect to upgrade system type during the term or to alter the contract structure (for example, from a joint revenue sharing arrangement to a sale) after signing, but before installation. Current backlog information reflects all known elections.

The following tables provide detailed information about the Company's backlog by arrangement type and geographic location as of September 30, 2022 and 2021:

	September 30, 2022
	IMAX Theater System Backlog
	Traditional JRSA	Hybrid JRSA	Sale / Sales- type Lease	Total
Domestic Total (United States & Canada)	121	2	11	134
International:
Greater China	43	96	72	211
Asia (excluding Greater China)	5	14	31	50
Western Europe	18	13	4	35
Russia/the CIS & Ukraine(1)	—	—	21	21
Latin America	3	—	4	7
Rest of the World	2	2	27	31
International Total	71	125	159	355
Worldwide Total	192	127	170	489	(2)

	September 30, 2021
	IMAX Theater System Backlog
	Traditional JRSA	Hybrid JRSA	Sale / Sales- type Lease	Total
Domestic Total (United States & Canada)	120	3	9	132
International:
Greater China	44	107	78	229
Asia (excluding Greater China)	4	15	31	50
Western Europe	11	12	7	30
Russia/the CIS & Ukraine	—	1	23	24
Latin America	3	—	8	11
Rest of the World	3	1	26	30
International Total	65	136	173	374
Worldwide Total	185	139	182	506	(3)

(1)
In addition to Russia, the CIS includes Azerbaijan, Belarus, Kazakhstan, and Kyrgyzstan. Commencing in March 2022, in response to the ongoing conflict between Russia and Ukraine and resulting sanctions, the Company suspended its operations in Russia and Belarus. As of September 30, 2022, the Company's backlog includes 14 theaters in Russia, one theater in Ukraine, and five theaters in Belarus with a total fixed contracted value of $22.9 million.
(2)
Includes 201 new IMAX Laser Theater Systems and 116 upgrades of existing locations to IMAX Laser Theater Systems.
(3)
Includes 157 new IMAX Laser Theater Systems and 95 upgrades of existing locations to IMAX Laser Theater Systems.

Approximately 73% of IMAX Theater System arrangements in backlog as of September 30, 2022 are scheduled to be installed in international markets (2021 — 74%).

(See "Management's Discussion and Analysis of Financial Condition and Results of Operations – Impact of COVID-19 Pandemic" and "Risk Factors – The Company has experienced a significant decrease in its revenues, earnings and cash flows due to the COVID-19 pandemic and its business, financial condition and results of operations may continue to be significantly harmed in future reporting periods" in Part II, Item 1A of this report.)

Signings and Installations

The following tables provide detailed information about IMAX Theater System signings and installations for the three and nine months ended September 30, 2022 and 2021:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Theater System Signings:
New IMAX Theater Systems
Sale and sales-type lease arrangements	3	4	9	13
Hybrid JRSA	1	—	3	—
Traditional JRSA	7	5	9	8
Total new IMAX Theater Systems	11	9	21	21
Upgrades of IMAX Theater Systems	4	2	14	4
Total IMAX Theater System signings	15	11	35	25

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Theater System Installations:
New IMAX Theater Systems(1)
Sale and sales-type lease arrangements	7	6	14	17
Hybrid JRSA	2	2	5	6
Traditional JRSA	7	6	16	15
Total new IMAX Theater Systems	16	14	35	38
Upgrades of IMAX Theater Systems	1	3	5	7
Total IMAX Theater System installations	17	17	40	45

(1)
For the three months ended September 30, 2022, includes two IMAX Theater System that were relocated from their original locations (2021 ― nil). For the nine months ended September 30, 2022, includes eight IMAX Theater Systems that were relocated from their original location. (2021 ― nil). When a theater system under a sale or sales-type lease arrangement is relocated, the amount of revenue earned by the Company may vary from transaction-to-transaction and is usually less than the amount earned for a new sale. In certain situations when a theater system is relocated, the original location is upgraded to an IMAX Laser Theater System.

(See "Management's Discussion and Analysis of Financial Condition and Results of Operations – Impact of COVID-19 Pandemic" and "Risk Factors – The Company has experienced a significant decrease in its revenues, earnings and cash flows due to the COVID-19 pandemic and its business, financial condition and results of operations may continue to be significantly harmed in future reporting periods" in Part II, Item 1A of this report.)

RESULTS OF OPERATIONS

The Company's business and future prospects are evaluated by Richard L. Gelfond, its Chief Executive Officer ("CEO"), using a variety of factors and financial and operational metrics including: (i) IMAX box office performance and the securing of new IMAX DMR films and other events to be exhibited in IMAX theaters; (ii) the signing, installation, and financial performance of theater system arrangements, particularly those involving laser-based projection systems; (iii) the success of the Company's investments in business evolution and brand extensions, including the integration and performance of SSIMWAVE and the distribution of live events to the IMAX network and IMAX Enhanced, (iv) revenues and gross margins earned by the Company's segments, as discussed below; (v) consolidated earnings from operations, as adjusted for unusual items; (vi) the continuing ability to invest in and improve the Company's technology to enhance the differentiation of The IMAX Experience versus other out-of-home experiences; (vii) the overall execution, reliability, and consumer acceptance of The IMAX Experience; and (viii) short- and long-term cash flow projections.

The CEO is the Company's Chief Operating Decision Maker ("CODM"), as such term is defined under United States Generally Accepted Accounting Principles ("U.S. GAAP"). The CODM, along with other members of management, assesses segment performance based on segment revenues and gross margins. Selling, general and administrative expenses, research and development costs, the amortization of intangible assets, provision for (reversal of) current expected credit losses, certain write-downs, interest income, interest expense, and income tax (expense) benefit are not allocated to the Company's segments.

The Company's reportable segments are organized into the following three categories: (i) IMAX Technology Network; (ii) IMAX Technology Sales and Maintenance; and (iii) Film Distribution and Post-Production. Within these categories are the Company's following reportable segments: (i) IMAX DMR; (ii) JRSA; (iii) IMAX Systems; (iv) IMAX Maintenance; (v) Other Theater Business; (vi) Film Distribution; and (vii) Film Post-Production, each of which are described above under "Sources of Revenue." The Company's activities that do not meet the criteria to be considered a reportable segment are disclosed within All Other. This categorization is consistent with how the CODM reviews the financial performance of the Company and makes strategic decisions regarding resource allocation and investments to meet long-term business goals. Management believes that a discussion and analysis based on the three categories listed above is significantly more relevant and useful to readers, as the Company's Condensed Consolidated Statements of Operations captions combine results from several segments.

In the first quarter of 2022, the Company's internal reporting was updated to reclassify the results of IMAX Enhanced out of the New Business Initiatives segment and into All Other for segment reporting purposes. IMAX Enhanced was the only component of the New Business Initiatives segment. Prior period comparatives have been reclassified to conform with the current period presentation.

Results of Operations for the Three Months Ended September 30, 2022 and 2021

Net Loss and Adjusted Net Loss Attributable to Common Shareholders

The following table presents the Company's net loss attributable to common shareholders and the associated per share amounts, as well as adjusted net loss attributable to common shareholders* and adjusted net loss attributable to common shareholders per share* for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022		2021
(In thousands of U.S. Dollars, except per share amounts)	Net Loss	Per Share	Net Loss	Per Share
Net loss attributable to common shareholders	$(8,953)	$(0.16)	$(8,378)	$(0.14)
Adjusted net loss attributable to common shareholders*	$(3,027)	$(0.05)	$(5,032)	$(0.08)

* See "Non-GAAP Financial Measures" below for a description of this non-GAAP financial measure and a reconciliation to the most comparable GAAP amount.

Revenues and Gross Margin (Margin Loss)

During the three months ended September 30, 2022, the Company's revenues and gross margin increased by $12.2 million (22%) and $4.2 million (15%), respectively, when compared to same period in 2021 principally due to the strength of the GBO performance of the IMAX Technology Network through the distribution of films such as Thor: Love and Thunder, Top Gun: Maverick, Moon Man, Nope, and Minions: The Rise of Gru.

The following table presents the Company's revenue and gross margin (margin loss) by category and reportable segment for the three months ended September 30, 2022 and 2021:

	Revenue		Gross Margin (Margin Loss)
(In thousands of U.S. Dollars)	2022	2021	2022	2021
IMAX Technology Network
IMAX DMR	$19,919	$15,701	$11,408	$7,293
JRSA, contingent rent	12,540	9,887	6,302	3,626
	32,459	25,588	17,710	10,919
IMAX Technology Sales and Maintenance
IMAX Systems(1)	15,957	13,236	9,029	8,086
JRSA, fixed fees	998	1,036	(154)	280
IMAX Maintenance	13,939	13,055	6,406	6,462
Other Theater Business(2)	2,107	363	168	64
	33,001	27,690	15,449	14,892
Film Distribution and Post-Production	2,049	1,598	(2,082)	416
Sub-total for reportable segments	67,509	54,876	31,077	26,227
All Other(3)	1,246	1,726	624	1,260
Total	$68,755	$56,602	$31,701	$27,487

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
(3)
All Other includes the results from IMAX Enhanced, SSIMWAVE, and other ancillary activities. In the first quarter of 2022, the Company's internal reporting was updated to reclassify the results of IMAX Enhanced out of the New Business Initiatives segment into All Other for segment reporting purposes. Prior period comparatives have been revised to conform with the current period presentation. The results of SSIMWAVE, which was acquired on September 22, 2022, were not material to the period. (See "SSIMWAVE" under "Sources of Revenue - All Other" and Note 4 of Notes to Condensed Consolidated Financial Statements for additional information related to the Company's acquisition of SSIMWAVE.)

IMAX Technology Network

IMAX Technology Network results are influenced by the level of commercial success and box office performance of the films released to the IMAX network, as well as other factors including the timing of the films released, the length of the theatrical distribution window, the take rates under the Company's DMR and joint revenue sharing arrangements and the level of marketing spend associated with the films released in the year. Other factors impacting IMAX Technology Network results include fluctuations in the value of foreign currencies versus the U.S. Dollar.

For the three months ended September 30, 2022, IMAX Technology Network revenues and gross margin increased by $6.9 million (27%) and $6.8 million (62%), respectively, when compared to the same period in 2021 principally due to the strength of the GBO performance of the IMAX Technology Network. See below for separate discussions of IMAX DMR and JRSA contingent rent segment results for the period.

IMAX DMR

For the three months ended September 30, 2022, IMAX DMR revenues and gross margin increased by $4.2 million (27%) and $4.1 million (56%), respectively, when compared to the same period in 2021. These increases are primarily due to the strong performance of the films distributed through the IMAX network, which resulted in a $35.2 million (25%) increase in GBO in the third quarter of 2022 over the prior year comparative period, from $141.9 million to $177.1 million. This overall improvement in GBO for the period was partially offset by unfavorable foreign currency exchange rate movements. In the third quarter of 2022, GBO was generated by the exhibition of 36 films (27 new films, 4 carryovers, and 5 re-releases), including Thor: Love and Thunder, which generated GBO of $39.8 million in the period, and Top Gun: Maverick, which generated GBO of $20.4 million in the period. In addition, in the third quarter of 2022, local language films released to the Company's global theater network generated $53.0 million in GBO representing 30% of the Company's total GBO as compared to $32.0 million representing 23% of the Company's total GBO during the same period in the prior year. In the third quarter of 2021, GBO was generated by the exhibition of 24 films (21 new films and 3 carryovers).

In addition to the level of revenues, IMAX DMR gross margin is also influenced by the costs associated with the films exhibited in the period, and can vary from period-to-period, especially with respect to marketing expenses. For the three months ended September 30, 2022, marketing expenses were $2.5 million, as compared to $3.2 million during the same period in 2021.

Joint Revenue Sharing Arrangements – Contingent Rent

For the three months ended September 30, 2022, JRSA contingent rent revenue and gross margin increased by $2.7 million (27%) and $2.7 million (74%), respectively, when compared to the same period in 2021. These increases are largely due to a $19.8 million (28%) increase in GBO generated by theaters under joint revenue sharing arrangements in the third quarter of 2022 when compared to the same period in the prior year, from $71.2 million to $91.0 million.

In addition to the level of revenues, JRSA contingent rent margin is also influenced by the level of costs associated with such arrangements, such as depreciation expense related to the underlying theater systems and costs incurred to upgrade theater systems from IMAX Xenon Theater Systems to IMAX Laser Theater Systems, as well as advertising, marketing, and commission costs primarily for the launch of new theaters. The level of depreciation expense in a period relative to the prior year is generally a function of the growth of the theater network and the mix of theater system configurations in the network. For the three months ended September 30, 2022, JRSA gross margin included depreciation expense of $5.6 million as compared to $5.5 million recorded in the same period of the prior year. For the three months ended September 30, 2022, JRSA gross margin includes advertising, marketing, and commission costs of $0.6 million, as compared to $0.7 million in the same period of the prior year.

IMAX Technology Sales and Maintenance

The primary drivers of IMAX Technology Sales and Maintenance results are the number of IMAX Theater Systems installed in a period, and the level of gross margin percentage earned on each installation, as well as the associated maintenance contracts that accompany each theater installation. The installation of IMAX Theater Systems in newly built theaters or multiplexes, which make up a large portion of the Company's theater system backlog, depends primarily on the timing of the construction of those projects, which is not under the Company's control.

For the three months ended September 30, 2022, IMAX Technology Sales and Maintenance revenue and gross margin increased by $5.3 million (19%) and $0.6 million (4%), respectively, when compared to the same period in the prior year. See below for separate discussions of IMAX Systems and IMAX Maintenance segment results for the period.

The following table provides detailed information about the mix of IMAX Theater Systems installed and recognized during the three months ended September 30, 2022 and 2021:

	For the Three Months Ended September 30,
	2022		2021
(In thousands of U.S. Dollars, except number of systems)	Number of Systems	Revenue	Number of Systems	Revenue
New IMAX Theater Systems:
Sale and sales-type lease arrangements(1)	7	$7,779	6	$7,239
JRSA — hybrid	2	998	2	1,031
Total new IMAX Theater Systems(2)	9	8,777	8	8,270

IMAX Theater System upgrades:
Sale and sales-type lease arrangements(1)	1	1,544	1	1,316
Total upgraded IMAX Theater Systems	1	1,544	1	1,316
Total	10	$10,321	9	$9,586

(1)
The arrangement for the sale of an IMAX Theater System includes fixed upfront and ongoing consideration, including indexed annual minimum payment increases over the term of the arrangement, as well as an estimate of the contingent fees that may become due if certain annual minimum box office receipt thresholds are exceeded.
(2)
Includes one IMAX Xenon Theater System that was relocated from its original location, which is subject to sales and sales-type lease arrangements (2021 — nil). When a theater system under a sales or sales-type lease arrangement is relocated, the amount of revenue earned by the Company may vary from transaction-to-transaction and is usually less than the amount earned for a new sale. In certain situations when a theater system is relocated, the original location is upgraded to an IMAX Laser Theater System.

The average revenue per IMAX Theater System under sale and sales-type lease arrangements varies depending upon the number of IMAX Theater System commitments with a single respective exhibitor, an exhibitor's location and various other factors. The average revenue per full (i.e., excluding JRSA hybrid arrangements and relocations), new IMAX Theater System under sale and sales-type lease arrangements was $1.3 million for the three months ended September 30, 2022, as compared to $1.2 million during the same period of the prior year.

IMAX Systems

For the three months ended September 30, 2022, IMAX Systems revenue and gross margin increased by $2.7 million (21%) and $0.9 million (12%), respectively, when compared to the same period in the prior year. The higher level of revenue and gross margin is the result of one additional IMAX Theater System installation, including upgrades, in the current period and an increase of $2.6 million due to the impact of amendments to existing theater system arrangements, offset by a decrease of $0.3 million in Finance Income associated with theaters in Russia, Ukraine, and Belarus, which were placed on nonaccrual status due to the ongoing Russia-Ukraine conflict.

IMAX Maintenance

For the three months ended September 30, 2022, IMAX Maintenance segment revenues increased by $0.9 million (7%) while the gross margin decreased by $0.1 million (1%), when compared to the same period in the prior year. The overall increase in IMAX Maintenance segment revenue is due to normalizing revenues as theaters reopen following the earlier stages of the COVID-19 pandemic, partially offset by a decrease of $0.4 million in revenue associated with theaters in Russia, Ukraine, and Belarus, which were placed on nonaccrual status due to the ongoing Russia-Ukraine conflict. The decrease in gross margin is primarily the result of increased costs incurred in preparation for the strong pipeline of blockbuster releases in the remainder of 2022.

Maintenance margins vary depending on the mix of theater system configurations in the theater network, volume-pricing related to larger relationships and the timing and the date(s) of installation and/or service.

Film Distribution and Post-Production

For the three months ended September 30, 2022, Film Distribution and Post-Production revenues increased by $0.5 million (28%) while gross margin decreased by $2.5 million, when compared to the same period in the prior year. The margin loss in the third quarter of 2022 is primarily the result of costs incurred to produce, market and distribute live events and documentary content during the period. These costs include infrastructure costs, depreciation expense and network connection fees of $1.0 million to operate the IMAX connected network for the three months ended September 30, 2022.

Selling, General and Administrative Expenses

The following table presents information about the Company's Selling, General and Administrative Expenses for the three months ended September 30, 2022 and 2021:

	Three Months Ended
	September 30,		Variance
(In thousands of U.S. Dollars)	2022	2021	$	%
Total selling, general and administrative expenses	$32,905	$28,377	$4,528	16%
Less: Share-based compensation(1)	4,985	5,706	(721)	(13%)
Total selling, general and administrative expenses, excluding share-based compensation	$27,920	$22,671	$5,249	23%

(1)
A portion of share-based compensation expense is recognized within Costs and Expenses Applicable to Revenue and Research and Development. (See Note 13 of Notes to Condensed Consolidated Financial Statements.)

The increase in Selling, General and Administrative Expenses reflects the Company's higher level of business activity in the current period, as the effects of the COVID-19 pandemic continue to subside, resulting in higher staff costs, marketing expenses, and other expenses. Also influencing the comparison to the prior period are a $1.4 million decrease in COVID-19 government relief benefits, $1.0 million in professional fees incurred in the third quarter of 2022 in connection with the acquisition of SSIMWAVE, and $0.6 million resulting from unfavorable foreign currency exchange rate movements.

Research and Development

A significant portion of the Company's recent research and development efforts have been focused on its laser-based projection systems, which the Company believes present greater brightness and clarity, higher contrast, a wider color gamut and deeper blacks, consume less power and last longer than other digital projection technologies, and are capable of illuminating the largest screens in the IMAX network. To a lesser extent, the Company's recent research and development efforts have also focused on image enhancement technology, developing technologies and systems to help bring additional interactivity to its IMAX theater network.

For the three months ended September 30, 2022, Research and Development expenses decreased by $0.9 million (45%), when compared to the same period in the prior year.

The Company intends to continue research and development to further evolve its end-to-end technology. This includes bringing connectivity to the Company's global theater network and experimenting with live and interactive events worldwide; developing new IMAX film cameras and certifying additional digital cameras; further improving its proprietary DMR process for the delivery of content for both theatrical (including local language content) and home entertainment; and further improving the reliability of its projectors, as well as enhancing the Company's image and sound quality. In addition, teams from IMAX and SSIMWAVE are working to expand existing and/or develop new technologies which further enhance video quality, delivery, and creation across all devices.

Credit Loss Expense, Net

For the three months ended September 30, 2022, the Company recorded current expected credit losses of $0.8 million, as compared to a net reversal of current expected credit losses of $3.3 million recognized in the prior year due to an improvement in the outlook for theater operators as the theatrical exhibition industry began to recover from the COVID-19 global pandemic.

Management's judgments regarding expected credit losses are based on the facts available to management at the time that the Condensed Consolidated Financial Statements are prepared and involve estimates about the future. As a result, the Company's judgments and associated estimates of credit losses may ultimately prove, with the benefit of hindsight, to be incorrect.

(See Notes 1 and 5 of Notes to Condensed Consolidated Financial Statements.)

Interest Expense

For the three months ended September 30, 2022, interest expense was $1.3 million, representing a decrease of $0.2 million (14%) when compared to interest expense of $1.5 million during the same period of the prior year. This decrease is principally due to repayments of revolving credit facility borrowings made in the prior year.

Income Taxes

For the three months ended September 30, 2022, the Company recorded income tax expense of $2.3 million (2021 — $4.4 million). The Company's effective tax rate for the three months ended September 30, 2022 of (43.4)% differs from the Canadian statutory tax rate of 26.5% primarily due to the fact that the Company recorded an additional $4.3 million valuation allowance against deferred tax assets in jurisdictions where management cannot reliably forecast that sufficient future tax liabilities will arise in specific jurisdictions, which includes the impact of the COVID-19 pandemic. Accordingly, the tax benefit associated with the current period losses in these jurisdictions is not ultimately reflected in the Company's Condensed Consolidated Statements of Operations.

(See Note 12 of Notes to Condensed Consolidated Financial Statements.)

Non-Controlling Interests

The Company's Condensed Consolidated Financial Statements primarily include the non-controlling interest in the net income or loss of IMAX China, as well as the impact of non-controlling interests in the activity of its Original Film Fund subsidiary. For the three months ended September 30, 2022, the net income attributable to non-controlling interests of the Company's subsidiaries was $1.2 million (2021 — $2.0 million).

Results of Operations for the Nine Months Ended September 30, 2022 and 2021

Net Loss and Adjusted Net Loss Attributable to Common Shareholders

The following table presents the Company's net loss attributable to common shareholders and the associated per share amounts, as well as adjusted net loss attributable to common shareholders* and adjusted net loss attributable to common shareholders per share* for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022		2021
(In thousands of U.S. Dollars, except per share amounts)	Net Loss	Per Diluted Share	Net Loss	Per Diluted Share
Net loss attributable to common shareholders	$(25,413)	$(0.44)	$(32,429)	$(0.55)
Adjusted net loss attributable to common shareholders*	$(7,349)	$(0.13)	$(26,813)	$(0.44)

During the nine months ended September 30, 2022, the Company recorded a net non-cash provision of $6.9 million, or $0.12 per share, due to an increase in reserves given the uncertainty of collecting receivables in Russia. This provision was taken due to the ongoing conflict in Ukraine and covers substantially all of the Company's net receivable exposure in the Russian market. Excluding the impact of this provision, net loss attributable to common shareholders* was $(18.5) million, or $(0.32) per share, and adjusted net loss attributable to common shareholders* was $(0.5) million, or $(0.01) per share. Over the past five years, Russia has represented on average approximately 3% of the GBO generated by IMAX films.

Revenues and Gross Margin

During the nine months ended September 30, 2022, the Company's revenues and gross margin increased by $56.4 million (39%) and $37.1 million (53%), respectively, when compared to same period in 2021 principally due to the strength of the GBO performance of the IMAX Technology Network through the distribution of films such as Top Gun: Maverick, Doctor Strange in the Multiverse of Madness, The Batman, Jurassic World Dominion, Thor: Love and Thunder, The Battle at Lake Changjin 2, Spider-Man: No Way Home, and Fantastic Beasts: The Secrets of Dumbledore. Also contributing to the improvement versus the prior year is a $6.3 million (41%) improvement in IMAX Maintenance gross margin due to the continued global reopening of the IMAX theater network amidst the ongoing recovery of the theatrical exhibition industry from earlier stages of the COVID-19 pandemic. However, these factors were partially offset by a lower level of IMAX Theater System installations in the period due, in part, to the impact of COVID-related restrictions in China.

* See "Non-GAAP Financial Measures" below for a description of this non-GAAP financial measure and a reconciliation to the most comparable GAAP amount.

The following table presents the Company's revenue and gross margin (margin loss) by category and reportable segment for the nine months ended September 30, 2022 and 2021:

	Revenue		Gross Margin (Margin Loss)
(In thousands of U.S. Dollars)	2022	2021	2022	2021
IMAX Technology Network
IMAX DMR	$67,064	$39,438	$42,965	$22,405
JRSA, contingent rent	43,708	26,108	25,389	7,299
	110,772	65,546	68,354	29,704
IMAX Technology Sales and Maintenance
IMAX Systems(1)	32,806	35,117	18,432	21,646
JRSA, fixed fees	2,486	3,776	79	783
IMAX Maintenance	43,564	33,196	21,643	15,360
Other Theater Business(2)	3,697	1,283	314	269
	82,553	73,372	40,468	38,058
Film Distribution and Post-Production	5,418	4,001	(3,470)	997
Sub-total for reportable segments	198,743	142,919	105,352	68,759
All Other(3)	4,016	3,392	2,156	1,612
Total	$202,759	$146,311	$107,508	$70,371

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
(3)
All Other includes the results from IMAX Enhanced, SSIMWAVE, and other ancillary activities. In the first quarter of 2022, the Company's internal reporting was updated to reclassify the results of IMAX Enhanced out of the New Business Initiatives segment into All Other for segment reporting purposes. Prior period comparatives have been revised to conform with the current period presentation. The results of SSIMWAVE, which was acquired on September 22, 2022, were not material to the period. (See "SSIMWAVE" under "Sources of Revenue - All Other" and Note 4 of Notes to Condensed Consolidated Financial Statements for additional information related to the Company's acquisition of SSIMWAVE.)

IMAX Technology Network

IMAX Technology Network results are influenced by the level of commercial success and box office performance of the films released to the IMAX network, as well as other factors including the timing of the films released, the length of the theatrical distribution window, the take rates under the Company's DMR and joint revenue sharing arrangements and the level of marketing spend associated with the films released in the year. Other factors impacting IMAX Technology Network results include fluctuations in the value of foreign currencies versus the U.S. Dollar.

For the nine months ended September 30, 2022, IMAX Technology Network revenues and gross margin increased by $45.2 million (69%) and $38.7 million (130%), respectively, when compared to the same period in 2021. See below for separate discussions of IMAX DMR and JRSA contingent rent segment results for the period.

IMAX DMR

For the nine months ended September 30, 2022, IMAX DMR revenues and gross margin increased by $27.6 million (70%) and $20.6 million (92%), respectively, when compared to the same period in 2021. These increases are primarily due to the strong performance of the films distributed through the IMAX network, which resulted in a $237.4 million (66%) increase in GBO during the nine months ended September 30, 2022, from $360.7 million to $598.1 million. This overall improvement in GBO for the period was partially offset by unfavorable foreign currency exchange rate movements. During the nine months ended September 30, 2022, GBO was generated by the exhibition of 68 films (53 new, 10 carryovers, and 5 re-releases), including Top Gun: Maverick, which generated GBO of $109.6 million in the period. During the nine months ended September 30, 2021, GBO was generated by the exhibition of 57 films (47 new, 6 carryovers, and 4 re-releases).

In addition to the level of revenues, IMAX DMR gross margin is also influenced by the costs associated with the films exhibited in the period, and can vary from period-to-period, especially with respect to marketing expenses. For the nine months ended September 30, 2022, marketing expenses were $9.1 million, as compared to $5.8 million during the same period in 2021.

Joint Revenue Sharing Arrangements – Contingent Rent

For the nine months ended September 30, 2022, JRSA contingent rent revenue and gross margin increased by $17.6 million (67%) and $18.1 million (248%), respectively, when compared to the same period in 2021. These increases are largely due to a $112.6 million (57%) increase in GBO generated by theaters under joint revenue sharing arrangements during the nine months ended September 30, 2022, from $196.8 million to $309.4 million.

In addition to the level of revenues, JRSA contingent rent margin is also influenced by the level of costs associated with such arrangements, such as depreciation expense related to the underlying theater systems and costs incurred to upgrade theater systems from IMAX Xenon Theater Systems to IMAX Laser Theater Systems, as well as advertising, marketing and commission costs primarily for the launch of new theaters. The level of depreciation expense in a period relative to the prior year is generally a function of the growth of the theater network and the mix of theater system configurations in the network. For the nine months ended September 30, 2022, JRSA gross margin included depreciation expense of $16.6 million, which was consistent with the same period of the prior year. The lower level of depreciation expense in the current period is due, in part, to the effect of lease term extensions entered into with exhibitor customers as a result of the COVID-19 global pandemic, partially offset by incremental depreciation expense associated with a 2% increase in the number of theaters operating under joint revenue sharing arrangements. For the nine months ended September 30, 2022, JRSA gross margin includes advertising, marketing and commission costs of $1.0 million, as compared to $1.6 million in the same period in 2021.

IMAX Technology Sales and Maintenance

The primary drivers of IMAX Technology Sales and Maintenance results are the number of IMAX Theater Systems installed in a period, and the level of gross margin percentage earned on each installation, as well as the associated maintenance contracts that accompany each theater installation. The installation of IMAX Theater Systems in newly built theaters or multiplexes, which make up a large portion of the Company's theater system backlog, depends primarily on the timing of the construction of those projects, which is not under the Company's control.

For the nine months ended September 30, 2022, IMAX Technology Sales and Maintenance revenue and gross margin increased by $9.2 million (13%) and $2.4 million (6%), respectively, when compared to the same period in the prior year. See below for separate discussions of IMAX Systems and IMAX Maintenance segment results for the period.

The following table provides detailed information about the mix of IMAX Theater Systems installed and recognized during the nine months ended September 30, 2022 and 2021:

	For the Nine Months Ended September 30,
	2022		2021
(In thousands of U.S. Dollars, except number of systems)	Number of Systems	Revenue	Number of Systems	Revenue
New IMAX Theater Systems:
Sale and sales-type lease arrangements(1)	14	$13,552	17	$22,264
JRSA — hybrid	5	2,508	6	3,561
Total new IMAX Theater Systems(2)	19	16,060	23	25,825

IMAX Theater System upgrades:
Sale and sales-type lease arrangements(1)	3	4,452	2	2,753
JRSA — hybrid	—	—	1	775
Total upgraded IMAX Theater Systems	3	4,452	3	3,528

Total	22	$20,512	26	$29,353

(1)
The arrangement for the sale of an IMAX Theater System includes fixed upfront and ongoing consideration, including indexed annual minimum payment increases over the term of the arrangement, as well as an estimate of the contingent fees that may become due if certain annual minimum box office receipt thresholds are exceeded.
(2)
Includes four IMAX Xenon Theater Systems that were relocated from their original location, which are subject to sales and sales-type lease arrangements (2021 — nil). When a theater system under a sales or sales-type lease arrangement is relocated, the amount of revenue earned by the Company may vary from transaction-to-transaction and is usually less than the amount earned for a new sale. In certain situations when a theater system is relocated, the original location is upgraded to an IMAX Laser Theater System.

The average revenue per IMAX Theater System under sale and sales-type lease arrangements varies depending upon the number of IMAX Theater System commitments with a single respective exhibitor, an exhibitor's location and various other factors. The average revenue per full (i.e., excluding JRSA hybrid arrangements and relocations), new IMAX Theater System under sale and sales-type lease arrangements was $1.2 million for the nine months ended September 30, 2022, as compared to $1.3 million during the same period of the prior year.

IMAX Systems

For the nine months ended September 30, 2022, IMAX Systems revenue and gross margin decreased by $2.3 million (7%) and $3.2 million (15%), respectively, when compared to the same period of the prior year. The lower level of revenue and gross margin is the result of four fewer IMAX Theater System installations, including upgrades, in the current period and a decrease of $0.9 million in Finance Income associated with theaters in Russia, Ukraine, and Belarus, which were placed on nonaccrual status due to the ongoing Russia-Ukraine conflict. These factors are partially offset by an increase of $5.6 million due to the impact of amendments to existing theater system arrangements.

IMAX Maintenance

For the nine months ended September 30, 2022, IMAX Maintenance segment revenues and gross margin increased by $10.4 million (31%) and $6.3 million (41%), respectively, when compared to the same period in the prior year, due to the continued global reopening of the IMAX theater network amidst the ongoing recovery of the theatrical exhibition industry from earlier stages of the COVID-19 pandemic. The overall increase in IMAX Maintenance segment revenues and gross margin is partially offset by a decrease of $1.2 million in revenue associated with theaters in Russia, Ukraine, and Belarus, which were placed on nonaccrual status due to the ongoing Russia-Ukraine conflict.

Maintenance margins vary depending on the mix of theater system configurations in the theater network, volume-pricing related to larger relationships and the timing and the date(s) of installation and/or service.

Film Distribution and Post-Production

For the nine months ended September 30, 2022, Film Distribution and Post-Production revenues increased by $1.4 million (35%) while gross margin decreased by $4.5 million, respectively, when compared to the same period of the prior year. The margin loss is primarily the result of costs incurred to produce, market and distribute live events and documentary content during the period. These costs include infrastructure costs, depreciation expense and network connection fees of $1.6 million to operate the IMAX connected network for the nine months ended September 30, 2022.

Selling, General and Administrative Expenses

The following table presents information about the Company's Selling, General and Administrative Expenses for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended
	September 30,		Variance
(In thousands of U.S. Dollars)	2022	2021	$	%
Total selling, general and administrative expenses	$100,181	$82,393	$17,788	22%
Less: Share-based compensation(1)	17,974	17,046	928	5%
Total selling, general and administrative expenses, excluding share-based compensation	$82,207	$65,347	$16,860	26%

(1)
A portion of share-based compensation expense is recognized within Cost and Expenses Applicable to Revenue and Research and Development. (See Note 13 of Notes to Condensed Consolidated Financial Statements.)

The increase in Selling, General and Administrative Expenses reflects the Company's higher level of business activity in the current period, as the effects of the COVID-19 pandemic continue to subside, resulting in higher staff costs, marketing expenses, and other expenses. Also influencing the comparison to the prior period was $4.1 million resulting from unfavorable foreign currency exchange rate movements, a decrease of $3.9 million in COVID-19 government relief payments, and $1.0 million in professional fees incurred in the third quarter of 2022 in connection with the acquisition of SSIMWAVE.

Research and Development

A significant portion of the Company's recent research and development efforts have been focused on its laser-based projection systems, which the Company believes present greater brightness and clarity, higher contrast, a wider color gamut and deeper blacks, consume less power and last longer than other digital projection technologies, and are capable of illuminating the largest screens in the IMAX network. To a lesser extent, the Company's recent research and development efforts have also focused on image enhancement technology, developing technologies and systems to help bring additional interactivity to its IMAX theater network.

For the nine months ended September 30, 2022, Research and Development expenses decreased by $2.0 million (36%), when compared to the prior year.

The Company intends to continue research and development to further evolve its end-to-end technology. This includes bringing connectivity to the Company's global theater network and experimenting with live and interactive events worldwide; developing new IMAX film cameras and certifying additional digital cameras; further improving its proprietary DMR process for the delivery of content for both theatrical (including local language content) and home entertainment; and further improving the reliability of its projectors, as well as enhancing the Company's image and sound quality. In addition, teams from IMAX and SSIMWAVE are working to expand existing and/or develop new technologies which further enhance video quality, delivery, and creation across all devices.

Credit Loss Expense, Net

For the nine months ended September 30, 2022, the Company recorded current expected credit losses of $8.1 million, principally due to reserves established against substantially all of its receivables in Russia due to uncertainties associated with the ongoing Russia-Ukraine conflict, partially offset by the reversal of provisions associated with the COVID-19 pandemic as the outlook for the theatrical exhibition industry in Domestic and Rest of World markets continues to improve.

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

For the nine months ended September 30, 2022, the Company recorded a full impairment of its RMB 30.0 million ($4.5 million) investment in Mozart from Space based on projected box office results and distribution costs.

Legal Judgment and Arbitration Awards

In the nine months ended September 30, 2021, the Company recorded a $1.8 million benefit within Legal Judgment and Arbitration Awards as a result of the settlement of the Giencourt matter, as discussed in Note 9(b)(ii) of Notes to Condensed Consolidated Financial Statements. There was no comparable amount recorded during 2022.

Realized and Unrealized Investment Gains

In the first quarter of 2019, IMAX China (Hong Kong), Limited, a wholly-owned subsidiary of IMAX China, entered into a cornerstone investment agreement with Maoyan Entertainment ("Maoyan") and purchased equity securities for $15.2 million. In February 2021, IMAX China (Hong Kong), Limited sold all of its shares of Maoyan and recognized a gain of $5.2 million.

Interest Expense

For the nine months ended September 30, 2022, interest expense was $4.4 million, representing a decrease of $1.2 million (21%) as compared to $5.5 million during the same period of the prior year. This decrease is principally due to repayments of revolving credit facility borrowings made in the prior year, partially offset by the expensing of $0.4 million in unamortized deferred financing costs associated with lenders that are no longer parties to the Credit Agreement. (See Note 8 of Notes to Condensed Consolidated Financial Statements.)

Income Taxes

For the nine months ended September 30, 2022, the Company recorded income tax expense of $8.1 million (2021 — $9.4 million). The Company's effective tax rate for the nine months ended September 30, 2022 of (51.0)% differs from the Canadian statutory tax rate of 26.5% primarily due to the fact that the Company recorded an additional $14.7 million valuation allowance against deferred tax assets in jurisdictions where management cannot reliably forecast that sufficient future tax liabilities will arise in specific jurisdictions, which includes the impact of the COVID-19 pandemic. Accordingly, the tax benefit associated with the current period losses in these jurisdictions is not ultimately reflected in the Company's Condensed Consolidated Statements of Operations.

(See Note 12 of Notes to Condensed Consolidated Financial Statements.)

Non-Controlling Interests

The Company's Condensed Consolidated Financial Statements primarily include the non-controlling interest in the net income or loss of IMAX China, as well as the impact of non-controlling interests in the activity of its Original Film Fund subsidiary. For the nine months ended September 30, 2022, the net income attributable to non-controlling interests of the Company's subsidiaries was $1.5 million (2021 — $9.5 million).

CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

Operating Activities

The net cash used in or provided by the Company's operating activities is affected by a number of factors, including: (i) the level of cash collections from customers in respect of existing IMAX Theater System sale and lease agreements, (ii) the amount of upfront payments collected in respect of IMAX Theater System sale and lease agreements in backlog, (iii) the box-office performance of films distributed by the Company and/or released to IMAX theaters, (iv) the level of inventory purchases, and (v) the level of the Company's operating expenses, including expenses for research and development and new business initiatives.

For the nine months ended September 30, 2022, net cash provided by the Company's operating activities totaled $0.5 million, as compared to net cash used in operating activities of $19.6 million in the same period of the prior year. For the nine months ended September 30, 2022, the net cash provided by the Company's operating activities is principally due to cash collected from cash earnings in the period, as well as in respect of Financing and Variable Consideration Receivables, partially offset by an increase in Accounts Receivable of $18.1 million as a result of revenue growth attributable to the strength of the box office performance of the films distributed through the IMAX network, $10.1 million spent on inventory purchases, and $14.2 million spent in connection with the development of Film Assets.

For the nine months ended September 30, 2021, the net cash used in the Company's operating activities was principally due to a significant increase in Accounts Receivable of $24.3 million as a result of theaters reopening amidst the early stages of recovery from the COVID-19 pandemic, $10.0 million spent in connection with the development of Film Assets, as well as a $9.5 million payment made in the second quarter of 2021 in connection with the settlement of the Giencourt matter, as discussed in Note 9(b)(ii) of Notes to Condensed Consolidated Financial Statements.

Investing Activities

For the nine months ended September 30, 2022, net cash used in investing activities totaled $40.4 million, as compared to net cash provided by investing activities of $6.7 million in the same period of the prior year. For the nine months ended September 30, 2022, the net cash used in investing activities is primarily driven by $12.6 million paid for the acquisition of SSIMWAVE, net of cash and cash equivalents acquired, $14.5 million invested in equipment to be used in the Company's joint revenue sharing arrangements with exhibitors (2021 — $5.4 million), $4.7 million invested by IMAX (Shanghai) Culture and Technology Co., Ltd, a wholly-owned subsidiary of IMAX China, in the movie Mozart from Space (see "Asset Impairment" above), $5.2 million in purchases of property, plant and equipment, and $3.2 million of intangible assets acquired, principally related to the purchase or development of software (2021 — $3.4 million).

For the nine months ended September 30, 2021, the net cash provided by investing activities was primarily driven by $17.8 million in cash proceeds received from the sale of the Company's investment in Maoyan in the first quarter of 2021 (see "Management's Discussion and Analysis of Financial Condition and Results of Operations – Realized and Unrealized Investment Gains").

Based on management's current operating plan for 2022, the Company expects to continue to use cash to deploy additional IMAX Theater Systems under joint revenue sharing arrangements.

Capital expenditures, including the Company's investment in joint revenue sharing arrangements, the purchase of property, plant and equipment, the acquisition of other intangible assets, and investments in films, were $41.9 million for the nine months ended September 30, 2022, as compared to $21.1 million for the nine months ended September 30, 2021.

Financing Activities

For the nine months ended September 30, 2022, net cash used in financing activities totaled $64.6 million, as compared to $110.5 million used in financing activities in the same period of the prior year. For the nine months ended September 30, 2022, the net cash used in financing activities is principally due to $56.6 million used to repurchase common shares of the Company ($53.6 million) and IMAX China ($3.0 million), $3.4 million paid to purchase treasury stock for the settlement of restricted share units and related taxes, $2.7 million of dividends paid to the non-controlling interests of IMAX China, and $2.3 million in fees paid in relation to the Sixth Amended and Restated Credit Agreement entered into by the Company during the first quarter of 2022. (See Note 8 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 for additional information on the Sixth Amended and Restated Credit Agreement.)

For the nine months ended September 30, 2021, net cash used in financing activities was principally due to the $296.6 million in repayments of revolving credit facility borrowings, which were funded in part with a portion of the $223.7 million in net proceeds received from the issuance of the Convertible Notes, and the $19.1 million purchase of capped calls related to the Convertible Notes. (See Note 8 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 for additional information on the issuance of the Convertible Notes and the related capped call transactions.)

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2022, the Company's principal sources of liquidity included: (i) its balances of cash and cash equivalents ($87.2 million); (ii) the anticipated collection of trade accounts receivable, which includes amounts owed under joint revenue sharing arrangements and DMR agreements with movie studios; (iii) the anticipated collection of financing receivables due in the next 12 months under sale and sales-type lease arrangements for theaters currently in operation; and (iv) installment payments expected in the next 12 months under sale and sales-type lease arrangements in backlog. Under the terms of the Company's typical sale and sales-type lease agreements, the Company receives substantial cash payments before it completes the performance of its contractual obligations.

In addition, as of September 30, 2022, the Company had $300.0 million in available borrowing capacity under its Sixth Amended and Restated Credit Agreement with Wells Fargo Bank, National Association (the "Credit Agreement"), $26.4 million in available borrowing capacity under the IMAX (Shanghai) Multimedia Technology Co., Ltd. ("IMAX Shanghai") revolving credit facility with the Bank of China (the "Bank of China Facility"), and $23.8 million in available borrowing capacity under IMAX Shanghai's revolving credit facility with HSBC Bank (China) Company Limited, Shanghai Branch (the "HSBC China Facility"). (See Note 8 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 for a description of the material terms of the Credit Agreement, the Bank of China Facility, and the HSBC China Facility.)

The Company's $87.2 million balance of cash and cash equivalents as of September 30, 2022 (December 31, 2021 — $189.7 million) includes $65.5 million in cash held outside of Canada (December 31, 2021 — $102.1 million), of which $27.9 million was held in the People's Republic of China (the "PRC") (December 31, 2021 — $76.3 million). In 2020, management completed a reassessment of its strategy with respect to the most efficient means of deploying the Company's capital resources globally. Based on the results of this reassessment, management concluded that the historical earnings of certain foreign subsidiaries in excess of amounts required to sustain business operations would no longer be indefinitely reinvested. In 2021, $20.4 million of historical earnings from a subsidiary in China were distributed and, as a result, $2.0 million of foreign withholding taxes were paid to the relevant tax authorities. During the three months ended September 30, 2022, $27.7 million of historical earnings from a subsidiary in China were distributed and, as a result, $2.7 million of foreign withholding taxes were paid to the relevant tax authorities. As of September 30, 2022, the Company's Condensed Consolidated Balance Sheets include a deferred tax liability of $14.9 million for the applicable foreign withholding taxes associated with the remaining balance of unrepatriated historical earnings that will not be indefinitely reinvested outside of Canada. These taxes will become payable upon the repatriation of any such earnings.

The Company forecasts its future cash flow and short-term liquidity requirements on an ongoing basis. These forecasts are based on estimates and may be materially impacted by factors that are outside of the Company's control (including the factors described in "Risk Factors" in Item 1A of the Company's 2021 Form 10-K, as supplemented by the risk factors in Part II, Item 1A of this report). As a result, there is no guarantee that these forecasts will come to fruition and that the Company will be able to fund its operations through cash flows from operations. In particular, the Company's operating cash flows and cash balances will be adversely impacted if management's projections of future signings and installations of IMAX Theater Systems and box office performance of IMAX DMR content are not realized.

For the three and nine months ended September 30, 2022, GBO generated by films released to the IMAX network totaled $177.1 million and $598.1 million, respectively, surpassing the totals for the same periods in 2021 by $35.2 million (25%) and $237.4 million (66%), respectively. Although GBO results during the three and nine months ended September 30, 2022 were impacted by the COVID-related theater closures in China, management remains encouraged by the overall positive trend in box office results and believes it indicates that moviegoers are returning to theaters, and in particular IMAX theaters, where and when theaters are open and they feel safe. Despite accounting for 1% of all domestic screens, the IMAX network had a domestic market share of 5% for the nine months ended September 30, 2022. Management is further encouraged by the return of the prevalence of exclusive theatrical windows and the strong pipeline of Hollywood movies scheduled to be released for theatrical exhibition throughout the remainder of 2022 and into 2023.

Based on the Company's current cash balances and operating cash flows, management expects to have sufficient capital and liquidity to fund its anticipated operating needs and capital requirements during the next twelve-month period following the date of this report.

(See "Management's Discussion and Analysis of Financial Condition and Results of Operations – Impact of COVID-19 Pandemic" and "Risk Factors – The Company has experienced a significant decrease in its revenues, earnings and cash flows due to the COVID-19 pandemic and its business, financial condition and results of operations may continue to be significantly harmed in future reporting periods" in Part II, Item 1A.)

CONTRACTUAL OBLIGATIONS

Payments to be made by the Company under contractual obligations as of September 30, 2022 are as follows:

	Payments Due by Period
(In thousands of U.S. Dollars)	Total Obligation	Less Than One Year	1 to 3 years	3 to 5 years	Thereafter
Purchase obligations(1)	$42,684	$40,012	$2,406	$10	$256
Pension obligations(2)	20,298	—	—	20,298	—
Operating lease obligations(3)	18,496	3,675	5,892	4,284	4,645
Finance lease obligations	960	480	480	—	—
HSBC Facility	4,396	4,396	—	—	—
Bank of China Facility	367	367	—	—	—
Federal Economic Development Loan(4)	2,777	—	1,081	1,235	461
Convertible Notes(5)	234,600	1,150	2,300	231,150	—
Postretirement benefits obligations	2,859	109	249	246	2,255
	$327,437	$50,189	$12,408	$257,223	$7,617

(1)
Represents total payments to be made under binding commitments with suppliers and outstanding payments to be made for supplies ordered, but yet to be invoiced.
(2)
The Company has an unfunded defined benefit pension plan, the Supplemental Executive Retirement Plan (the "SERP"), covering its CEO, Mr. Richard L. Gelfond. The SERP has a fixed benefit payable of $20.3 million. The table above assumes that Mr. Gelfond will receive a lump sum payment of $20.3 million six months after retirement at the end of the term of his current employment agreement, which expires on December 31, 2025, in accordance with the terms of the SERP, although Mr. Gelfond has not informed the Company that he intends to retire at that time. (See Note 16 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1.)
(3)
Represents total minimum annual rental payments due under the Company's operating leases.
(4)
The Federal Economic Development Loan will be repayable over 60 months, with repayments estimated to begin in January 2024,. (See Note 8(c) of Notes to Condensed Consolidated Financial Statements in Part I, Item 1.)
(5)
The Convertible Notes bear interest at a rate of 0.500% per annum on the principal of $230.0 million, payable semi-annually in arrears on April 1 and October 1 of each year. The Convertible Notes will mature on April 1, 2026, unless earlier repurchased, redeemed or converted. (See Note 8(b) of Notes to Condensed Consolidated Financial Statements in Part I, Item 1.)

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

•
EBITDA; and

•
Adjusted EBITDA per Credit Facility.

Adjusted net loss attributable to common shareholders and adjusted net loss attributable to common shareholders per basic and diluted share exclude, where applicable: (i) share-based compensation; (ii) COVID-19 government relief benefits; (iii) legal judgment and arbitration awards; (iv) realized and unrealized investment gains or losses; (v) acquisition-related expenses, as well as the related tax impact of these adjustments; and (vi) income taxes resulting from management's decision to no longer indefinitely reinvest the historical earnings of certain foreign subsidiaries.

The Company believes that these non-GAAP financial measures are important supplemental measures that allow management and users of the Company's financial statements to view operating trends and analyze controllable operating performance on a comparable basis between periods without the after-tax impact of share-based compensation and certain unusual items included in net loss attributable to common shareholders. Although share-based compensation is an important aspect of the Company's employee and executive compensation packages, it is a non-cash expense and is excluded from certain internal business performance measures.

Reconciliations of net loss attributable to common shareholders and the associated per share amounts to adjusted net loss attributable to common shareholders and adjusted net loss attributable to common shareholders per basic and diluted share are presented in the tables below.

	Three Months Ended September 30,
	2022		2021
(In thousands of U.S. Dollars, except per share amounts)	Net Loss	Per Share	Net Loss	Per Share
Net loss attributable to common shareholders	$(8,953)	$(0.16)	$(8,378)	$(0.14)
Adjustments(1):
Share-based compensation	5,431	0.10	5,876	0.10
COVID-19 government relief benefits, net	(212)	—	(2,048)	(0.03)
Realized and unrealized investment gains	(34)	—	(30)	—
Acquisition-related expenses	955	0.02	—	—
Tax impact on items listed above	(214)	—	(452)	(0.01)
Adjusted net loss(1)	$(3,027)	$(0.05)	$(5,032)	$(0.08)

Weighted average shares outstanding - basic and diluted		56,039		59,244

	Nine Months Ended September 30,
	2022		2021
(In thousands of U.S. dollars, except per share amounts)	Net Loss	Per Share	Net Loss	Per Share
Net loss attributable to common shareholders	$(25,413)	$(0.44)	$(32,429)	$(0.55)
Adjustments(1):
Share-based compensation	18,651	0.33	17,675	0.30
COVID-19 government relief benefits, net	(373)	(0.01)	(5,513)	(0.09)
Legal judgment and arbitration awards	—	—	(1,770)	(0.03)
Realized and unrealized investment gains	(98)	—	(3,740)	(0.06)
Acquisition-related expenses	955	0.02	—	—
Tax impact on items listed above	(1,071)	(0.02)	(1,417)	(0.02)
Income taxes resulting from management's decision to no longer indefinitely reinvest the historical earnings of certain foreign subsidiaries	—	—	381	0.01
Adjusted net loss(1)	$(7,349)	$(0.13)	$(26,813)	$(0.44)

Weighted average shares outstanding - basic and diluted		57,301		59,207

(1)
Reflects amounts attributable to common shareholders.

In addition to the non-GAAP financial measures discussed above, management also uses "EBITDA," as such term is defined in the Credit Agreement, and which is referred to herein as "Adjusted EBITDA per Credit Facility." As allowed by the Credit Agreement, Adjusted EBITDA per Credit Facility includes adjustments in addition to the exclusion of interest, taxes, depreciation and amortization. Accordingly, this non-GAAP financial measure is presented to allow a more comprehensive analysis of the Company's operating performance and to provide additional information with respect to the Company's compliance with its Credit Agreement requirements, when applicable. In addition, the Company believes that Adjusted EBITDA per Credit Facility presents relevant and useful information widely used by analysts, investors and other interested parties in the Company's industry to evaluate, assess and benchmark the Company's results.

EBITDA is defined as net income or loss excluding: (i) income tax expense or benefit; (ii) interest expense, net of interest income; (iii) depreciation and amortization, including film asset amortization; and (iv) amortization of deferred financing costs. Adjusted EBITDA per Credit Facility is defined as EBITDA excluding: (i) share-based and other non-cash compensation; (ii) realized and unrealized investment gains or losses; (iii) acquisition-related expenses and (iv) write-downs, net of recoveries, including asset impairments and credit loss expense.

Reconciliations of net loss attributable to common shareholders, which is the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA per Credit Facility are presented in the tables below.

	For the Three Months Ended September 30, 2022 (1)
	Attributable to
	Non-controlling
	Interests and	Less: Attributable to	Attributable to
(In thousands of U.S. Dollars)	Common Shareholders	Non-controlling Interests	Common Shareholders
Reported net loss	$(7,757)	$1,196	$(8,953)
Add (subtract):
Income tax expense	2,348	(22)	2,370
Interest expense, net of interest income	354	(39)	393
Depreciation and amortization, including film asset amortization	15,640	1,214	14,426
Amortization of deferred financing costs(2)	712	—	712
EBITDA	11,297	2,349	8,948
Share-based and other non-cash compensation	5,544	(27)	5,571
Unrealized investment gains	(35)	—	(35)
Acquisition-related expenses	955	—	955
Write-downs, including asset impairments and credit loss expense	1,083	66	1,017
Adjusted EBITDA per Credit Facility	$18,844	$2,388	$16,456

	For the Twelve Months Ended September 30, 2022 (1)
	Attributable to
	Non-controlling
	Interests and	Less: Attributable to	Attributable to
(In thousands of U.S. Dollars)	Common Shareholders	Non-controlling Interests	Common Shareholders
Reported net loss	$(10,579)	$4,734	$(15,313)
Add (subtract):
Income tax expense	19,239	2,027	17,212
Interest expense, net of interest income	970	(327)	1,297
Depreciation and amortization, including film asset amortization	58,175	5,056	53,119
Amortization of deferred financing costs(2)	3,229	—	3,229
EBITDA	71,034	11,490	59,544
Share-based and other non-cash compensation	27,031	845	26,186
Unrealized investment gains	(128)	—	(128)
Acquisition-related expenses	955	—	955
Write-downs, including asset impairments and credit loss expense	15,675	1,538	14,137
Adjusted EBITDA per Credit Facility	$114,567	$13,873	$100,694

(1)
The Senior Secured Net Leverage Ratio is calculated using Adjusted EBITDA per Credit Facility determined on a trailing twelve-month basis. (See Note 8 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1.)
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from foreign currency exchange rates and interest rates, which could affect operating results, financial position and cash flows. Market risk is the potential change in an instrument's value caused by, for example, fluctuations in interest and currency exchange rates. The Company's primary market risk exposure is the risk of unfavorable movements in exchange rates between the U.S. Dollar, the Canadian Dollar and Chinese Renminbi ("RMB"). The Company does not use financial instruments for trading or other speculative purposes.

Foreign Exchange Rate Risk

A majority of the Company's revenue is denominated in U.S. Dollars while a significant portion of its costs and expenses is denominated in Canadian Dollars. A portion of the Company's net U.S. Dollar cash flows is converted to Canadian Dollars to fund Canadian Dollar expenses through the spot market. In addition, films released to the IMAX theater network generate box office in 87 different countries, and therefore unfavorable exchange rates between applicable local currencies and the U.S. Dollar could have an impact on the GBO generated by the Company's exhibitor customers and its revenues. The Company has incoming cash flows from its revenue generating theaters and ongoing operating expenses in China through its majority-owned subsidiary IMAX Shanghai. In Japan, the Company has ongoing Yen-denominated operating expenses related to its Japanese operations. Net RMB and Japanese Yen cash flows are converted to U.S. Dollars through the spot market. The Company also has cash receipts under leases denominated in RMB, Japanese Yen, Euros and Canadian Dollars.

The Company manages its exposure to foreign exchange rate risks through its regular operating and financing activities, when appropriate, through the use of derivative financial instruments. These derivative financial instruments are utilized to hedge economic exposures as well as reduce earnings and cash flow volatility resulting from shifts in market rates.

Certain of the Company's PRC subsidiaries held approximately RMB 195.4 million ($27.5 million) in cash and cash equivalents as of September 30, 2022 (December 31, 2021 — RMB 484.7 million or $76.0 million) and are required to transact locally in RMB. Foreign currency exchange transactions, including the remittance of any funds into and out of the PRC, are subject to controls and require the approval of the China State Administration of Foreign Exchange to complete. Any developments relating to the Chinese economy and any actions taken by the Chinese government are beyond the control of the Company; however, the Company monitors and manages its capital and liquidity requirements to ensure compliance with local regulatory and policy requirements. (See "Risk Factors – The Company faces risks in connection with its significant presence in China and the continued expansion of its business there," in Part I, Item 1A of the Company's 2021 Form 10-K.)

For the three and nine months ended September 30, 2022, the Company recorded foreign exchange net loss of $(1.2) million and $(3.0) million, respectively, as compared to a foreign exchange net loss of $(0.6) million and net gain of $1.1 million for the three and nine months ended September 30, 2021, respectively, associated with the translation of foreign currency denominated monetary assets and liabilities.

The Company has entered into a series of foreign currency forward contracts to manage the risks associated with the volatility of foreign currencies. Certain of these foreign currency forward contracts met the criteria required for hedge accounting under the Derivatives and Hedging Topic of the Financial Accounting Standards Board Accounting Standard Codification at inception, and continue to meet hedge effectiveness tests as of September 30, 2022, with settlement dates throughout 2022 and 2023. Foreign currency derivatives are recognized and measured in the Condensed Consolidated Balance Sheets at fair value. Changes in the fair value (i.e., gains or losses) are recognized in the Condensed Consolidated Statements of Operations except for derivatives designated and qualifying as foreign currency cash flow hedging instruments. The Company currently has cash flow hedging instruments associated with Selling, General and Administrative Expenses. For foreign currency cash flow hedging instruments related to Selling, General and Administrative Expenses, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported within Accumulated Other Comprehensive (Loss) Income and reclassified to the Condensed Consolidated Statements of Operations when the forecasted transaction occurs. Any ineffective portion is recognized immediately in the Condensed Consolidated Statements of Operations.

The notional value of foreign currency cash flow hedging instruments that qualify for hedge accounting at September 30, 2022 was $30.8 million (December 31, 2021 — $26.7 million). Losses of $(1.6) million and $(1.9) million were recorded to Other Comprehensive Loss with respect to the change in fair value of these contracts for the three and nine months ended September 30, 2022, respectively, (2021 — losses of $(0.8) million and $(0.2) million, respectively). Losses of $(0.1) million and $(0.2) million were reclassified from Accumulated Other Comprehensive (Loss) Income to Selling, General and Administrative Expenses for the three and nine months ended September 30, 2022 (2021 — gains of $0.3 million, and $1.4 million, respectively). An unrealized loss of $(0.1) million and unrealized gain of $0.3 million resulting from a change in the classification of certain forward contracts no longer meeting the requirements for hedge accounting were reclassified from Accumulated Other Comprehensive (Loss) Income to Selling, General and Administrative Expenses for the three and nine months ended September 30, 2021 (2022 — nil). The Company currently does not hold any derivatives which are not designated as hedging instruments.

For all derivative instruments, the Company is subject to counterparty credit risk to the extent that the counterparty may not meet its obligations to the Company. To manage this risk, the Company enters into derivative transactions only with major financial institutions.

As of September 30, 2022, the Company's Financing Receivables and working capital items denominated in Canadian Dollars, RMB, Japanese Yen, Euros and other foreign currencies translated into U.S. Dollars was $162.7 million, of which $165.9 million was denominated in RMB. Assuming a 10% appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates as of September 30, 2022, the potential change in the fair value of foreign currency-denominated financing receivables and working capital items would have been $16.3 million. A significant portion of the Company's Selling, General, and Administrative Expenses is denominated in Canadian Dollars. Assuming a 1% change appreciation or depreciation in foreign currency exchange rates as of September 30, 2022, the potential change in the amount of Selling, General, and Administrative Expenses would be $0.1 million.

Interest Rate Risk Management

The Company's earnings may also be affected by changes in interest rates due to the impact those changes have on its interest income from cash, and its interest expense from variable-rate borrowings that may be made under the Credit Facility.

As of September 30, 2022, the Company had drawn down $4.4 million on its HSBC China Facility (December 31, 2021 — nil) and $0.4 million on its Bank of China Facility (December 31, 2021 — $3.6 million) which are subject to variable effective interest rates.

The Company had variable rate debt instruments representing 1.0% and 0.8% of its total liabilities as of September 30, 2022 and December 31, 2021, respectively. If the interest rates available to the Company increased by 10%, the Company's interest expense would increase by less than $0.1 million and interest income from cash would increase by $0.1 million. These amounts are determined by considering the impact of the hypothetical interest rates on the Company's variable rate debt and cash balances at September 30, 2022.

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods and that such information is accumulated and communicated to management, including the CEO and the Chief Financial Officer ("CFO"), to allow timely discussions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

The Company's management, with the participation of its CEO and its CFO, has evaluated the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of September 30, 2022 and has concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective. The Company will continue to periodically evaluate its disclosure controls and procedures and will make modifications from time to time as deemed necessary to ensure that information is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company's internal control over financial reporting which occurred during the three months ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 9 of Notes to Condensed Consolidated Financial Statements to the accompanying Condensed Consolidated Financial Statements in Item 1 for information regarding legal proceedings involving the Company.

Item 1A. Risk Factors

This Form 10-Q and the risk factors below should be read together with, and supplement, the risk factors in Item 1A. Risk Factors in the Company's 2021 Form 10-K, which describes various risks and uncertainties to which the Company is or may become subject. The risks described below and in the Company's 2021 Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect its business, financial condition and/or operating results.

RISKS RELATED TO THE COMPANY'S BUSINESS AND OPERATIONS

The Company has experienced a significant decrease in its revenues, earnings, and cash flows due to the COVID-19 pandemic and its business, financial condition and results of operations may continue to be significantly harmed in future reporting periods.

The impact of the COVID-19 pandemic is complex and continuously evolving, resulting in significant disruption to the Company's business and the global economy. At various points during the pandemic, authorities around the world imposed measures intended to control the spread of COVID-19, including stay-at-home orders and restrictions on large public gatherings, which caused movie theaters in countries around the world to temporarily close, including the IMAX theaters in those countries. As a result of these theater closures, movie studios postponed the theatrical release of most films originally scheduled for release in 2020 and early 2021, including many scheduled to be shown in IMAX theaters, while several other films were released directly or concurrently to streaming platforms. Beginning in the third quarter of 2020, stay-at-home orders and capacity restrictions were lifted in many key markets, movie theaters throughout the IMAX network gradually reopened, and movie release schedules have begun to normalize. Note, however, that following the emergence of the Omicron variant and the rise of COVID-19 cases in China in the first quarter of 2022, the Chinese government reinstituted capacity restrictions and safety protocols on large public gatherings, which has led to the temporary closure of theaters in several cities. Beginning in the second quarter of 2022, IMAX theaters in China gradually reopened. As of September 30, 2022, approximately 92% of the IMAX theaters in Greater China were open at various capacities. On average, during the third quarter of 2022, approximately 82% of the IMAX theaters in Greater China were open at various capacities. There continues to be no assurance that movie theaters will remain open or continue to reopen if there is a continued rise of or resurgence in COVID-19 cases in certain jurisdictions.

Despite the strong performance of numerous blockbuster films in recent quarters, and the outsized market share represented by the Company's theater network, there remains uncertainty around whether and when movie-going will return to historical levels on an annual basis. The timing and extent of a recovery of consumer behavior and willingness to spend discretionary income on movie-going may delay the Company's ability to generate significant revenue from GBO generated by its exhibitor customers until consumer behavior normalizes and consumer spending fully recovers.

As a result of the financial difficulties faced by certain of the Company's exhibition customers arising out of pandemic-related theater closures, the Company has experienced and may continue to experience delays in collecting payments due under existing theater sale or lease arrangements. The Company's exhibitor partners may continue to experience operational and/or financial difficulties if the COVID-19 pandemic continues or consumers change their behavior and consumption patterns, which would further increase the risks associated with payments due under existing agreements with the Company. The ability of such partners to make payments cannot be guaranteed and is subject to changing economic circumstances. Further, the Company has had to delay certain theater system installations from backlog and may be required to further delay or cancel such installations in the future. As a result, the Company's future revenues and cash flows may be adversely affected.

Given the dynamic nature of the circumstances, while the Company has been negatively impacted as of the date of filing of this report, it is difficult to predict the full extent of the adverse impact of the COVID-19 pandemic on the Company's financial condition, liquidity, business and results of operations in future reporting periods. The extent and duration of such impact on the Company will depend on future developments, including, but not limited to, the duration and scope of the pandemic, the emergence, spread and severity of variants of the virus, the progress made on administering vaccines and developing treatment and the effectiveness of such vaccines and treatments, the progress towards the resumption of normal operations of movie theaters worldwide and their return to historical levels of attendance, the timing of when new films are released, consumer behavior, the solvency of the Company's exhibitor partners, their ability to make timely payments, any potential construction or installation delays involving the Company's exhibitor partners, the continuing impact of the pandemic on global economic conditions and ongoing government responses to the pandemic. Such events are highly uncertain and cannot be accurately forecasted.

The COVID-19 pandemic and public health measures implemented to contain it may also have the effect of heightening many of the other risks described in the Company's 2021 Form 10-K.

The Company is undertaking brand extensions and new business initiatives, and the Company's investments and efforts in such business evolution may not be successful.

The Company is undertaking brand extensions and new business initiatives. These initiatives represent potential new areas of growth for the Company and could include the offering of new products and services that may not be accepted by the market. The Company has recently explored initiatives in the field of in-home entertainment technology, which is an intensely competitive business and which is dependent on consumer demand, over which the Company has no control. The Company is also exploring new technologies to connect the IMAX network to facilitate bringing more unique content, including broadcasts of live events, to IMAX theater audiences. If any new brand extensions and business initiatives in which the Company invests or attempts to develop does not progress as planned, the Company may be adversely affected by investment expenses that have not led to the anticipated results, by write-downs of its assets, by the distraction of management from its core business or by damage to its brand or reputation.

New initiatives could involve acquisitions or the formation of joint ventures and business alliances. In September 2022, the Company acquired SSIMWAVE for $19.4 million in cash and 160,457 common shares of the Company with a fair value of $1.9 million with additional earnout consideration. Such transactions and arrangements involve significant challenges and risks, including; that they may not advance the Company's long-term business strategy, that the Company realizes an unsatisfactory return on its investments, that the Company has difficulty integrating or retaining new employees, systems, and technology, that the Company has disagreements with a relevant partner with respect to financing, management, and development, or that management gets distracted from the Company's core business. Also, it may take longer than expected to realize the full benefits from these transactions and arrangements such as increased revenue or enhanced efficiencies, or the benefits may ultimately be smaller than the Company expected.

RISKS RELATED TO THE COMPANY'S INTERNATIONAL OPERATIONS

The Company conducts business internationally, which exposes it to uncertainties and risks that could negatively affect its operations, sales, and future growth prospects.

A significant portion of the GBO generated by the Company's exhibitor customers and its revenues are generated by customers located outside the United States and Canada. Approximately 70%, 77%, and 66% of the Company's revenues were derived outside of the United States and Canada in 2021, 2020 and 2019, respectively. As of September 30, 2022, approximately 73% of IMAX Theater Systems in backlog are scheduled to be installed in international markets. The Company's network spanned 87 different countries as of September 30, 2022, and the Company expects its international operations to continue to account for an increasingly significant portion of its future revenues. There are a number of risks associated with operating in international markets that could negatively affect the Company's operations, sales and future growth prospects. These risks include:

•
new restrictions on access to markets, both for IMAX Theater Systems and films;
•
unusual or burdensome foreign laws or regulatory requirements or unexpected changes to those laws or requirements, including censorship of content that may restrict what films the Company's theaters can present;
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
•
inability to complete installations of IMAX Theater Systems, including as a result of material disruptions or delays in the Company's supply chains, or collect full payment on installations thereof;
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
•
harm to the IMAX brand from operating in countries with records of controversial government action, including human rights abuses; and
•
political, economic and social instability, which could result in adverse consequences for the Company's interests in different regions of the world.

Additionally, global geopolitical tensions and actions that governments take in response may adversely impact the Company. In response to the ongoing conflict between Russia and Ukraine, Canada, the United States, and other countries in which the Company operates have imposed broad sanctions and other restrictive actions against governmental and other entities in Russia, which in turn have and may continue to have an adverse impact on the Company's business and results of operations in affected regions. In addition, in the wake of the Russia-Ukraine conflict, major movie studios suspended the theatrical release of films in Russia and financial institutions halted transactions with Russian entities. The Company has notified its exhibitor clients in Russia and Belarus that such sanctions and actions constitute a force majeure event under their theater agreements, resulting in the suspension of the Company's obligations thereunder. The scope, intensity, duration and outcome of the conflict is uncertain. Additionally, given the global nature of the Company's operations, any protracted conflict or the broader macroeconomic impact of the Russia-Ukraine conflict and sanctions imposed on Russia and other countries could have an adverse impact on the Company's business, results of operations, financial condition, and future performance (the Company has 21 theater systems in its backlog from Russia and the CIS and Ukraine) and may also magnify the impact of other risks described herein and in the Company's 2021 Form 10-K, including the risk of cybersecurity attacks, which have increased in connection with the ongoing conflict and may impact information technology systems unrelated to the conflict, or jeopardize critical infrastructure in jurisdictions where the Company operates.

In addition, changes in United States or Canadian foreign policy can present additional risks or uncertainties as the Company continues to expand its international operations. Opening and operating theaters in markets that have experienced geopolitical or sociopolitical unrest or controversy, including through partnerships with local entities, exposes the Company to the risks listed above, as well as additional risks of operating in a volatile region. Such risks may negatively impact the Company's business operations in such regions and may also harm the Company's brand. Moreover, a deterioration of the diplomatic relations between the United States or Canada and a given country may impede the Company's ability to operate theaters in such countries and have a negative impact on the Company's financial condition and future growth prospects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On April 28, 2022 and July 28, 2022, the Company's Board of Directors approved a 12-month extension to its share repurchase program through June 30, 2023, and an increase of $200.0 million in the share repurchase program, respectively. With the increase of $200.0 million, the Company's total share repurchase authority is $400.0 million under the current share repurchase program. As of September 30, 2022, the Company has $220.1 million available under its approved repurchased program. The repurchases may be made either in the open market or through private transactions, including repurchases made pursuant to a plan intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, subject to market conditions, applicable legal requirements, and other relevant factors. The Company has no obligation to repurchase shares and the share repurchase program may be suspended or discontinued by the Company at any time.

During the three months ended September 30, 2022, the Company repurchased 418,496 common shares at an average price of $14.62 per share for a total of $6.1 million, excluding commissions.

The Company's common share repurchase program activity for the three months ended September 30, 2022 was as follows:

	Total number of shares purchased	Average price paid per share	Total value of shares purchased as part of publicly announced program	Maximum value of shares that may yet be purchased under the program
July 1 through July 31, 2022	71,467	$15.93	1,138,259	$25,042,844
August 1 through August 31, 2022	—	—	—	25,042,844
September 1 through September 30, 2022	347,029	14.36	4,982,066	220,060,778
Total	418,496	$14.62	6,120,325

Subsequent to September 30, 2022 and through October 28, 2022, the Company completed repurchases through a 10b5-1 program of 1,129,774 shares at an average price of $13.96 per share, for a total cost of $15.8 million, excluding commissions.

In 2021, IMAX China's shareholders granted its Board of Directors a general mandate authorizing the Board, subject to applicable laws, to repurchase shares of IMAX China not to exceed 10% of the total number of issued shares as of May 6, 2021 (34,835,824 shares). This program expired on the date of the 2022 Annual General Meeting of IMAX China on June 23, 2022. During the 2022 Annual General Meeting, shareholders approved the repurchase of shares of IMAX China not to exceed 10% of the total number of issued shares as of June 23, 2022 (34,063,480 shares). This program will be valid until the 2023 Annual General Meeting of IMAX China. The repurchases may be made in the open market or through other means permitted by applicable laws. IMAX China has no obligation to repurchase its shares and the share repurchase program may be suspended or discontinued by IMAX China at any time. During the three months ended September 30, 2022, IMAX China repurchased 1,513,800 common shares at an average price of HKD 6.20 per share ($0.79 per share), for a total cost of HKD 9.4 million ($1.2 million), excluding commissions.

The total number of shares purchased during the nine months ended September 30, 2022, under both the Company and IMAX China's repurchase plans, does not include any shares purchased in the administration of employee share-based compensation plans.

(See Note 8 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 for a summary of the material terms and conditions of the Company's revolving credit facility, which include a limitation of the amount of permitted share repurchases.)

Item 6. Exhibits

Exhibit No.	Description
10.1*+	Employment Agreement, dated September 19, 2022, between IMAX Corporation and Richard L. Gelfond.

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated October 31, 2022, by Richard L. Gelfond.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated October 31, 2022, by Natasha Fernandes.

32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated October 31, 2022, by Richard L. Gelfond.

32.2*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated October 31, 2022, by Natasha Fernandes.

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*Filed herewith.

+Management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAX CORPORATION

Date: October 31, 2022	By:	/s/ NATASHA FERNANDES
Natasha Fernandes
Chief Financial Officer
(Principal Financial Officer)

Date: October 31, 2022	By:	/s/ KEVIN M. DELANEY
Kevin M. Delaney
Senior Vice-President, Finance & Controller
(Principal Accounting Officer)