Form 10-K
period 2022-12-31
IMAX CORP
filed 2023-02-22
CIK 921582

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. □

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). □

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the common shares of the registrant held by non-affiliates of the registrant, computed by reference to the last sale price of such shares as of the close of trading on June 30, 2022 was $781.2 million.

As of January 31, 2023, there were 53,969,868 common shares of the registrant outstanding.

Document Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement to be filed within 120 days of the close of IMAX Corporation’s fiscal year ended December 31, 2022, with the Securities and Exchange Commission pursuant to Regulation 14A involving the election of directors and the annual meeting of the stockholders of the registrant (the “Proxy Statement”) are incorporated by reference in Part III of this Form 10-K to the extent described therein.

IMAX CORPORATION

December 31, 2022

IMAX CORPORATION

EXCHANGE RATE DATA

Unless otherwise indicated, all dollar amounts in this document are expressed in United States (“U.S.”) Dollars. The following table sets forth, for the periods indicated, certain exchange rates based on the noon buying rate in the City of New York for cable transfers in foreign currencies as certified for customs purposes by the Bank of Canada (the “Noon Buying Rate”). Such rates quoted are the number of U.S. Dollars per one Canadian Dollar and are the inverse of rates quoted by the Bank of Canada for Canadian Dollars per U.S. $1.00. The average exchange rate is based on the average of the exchange rates on the last day of each month during such periods. The Noon Buying Rate on December 31, 2022 was U.S. $0.7383.

	Years Ended December 31,
	2022	2021	2020	2019	2018
Exchange rate at end of period	0.7383	0.7888	0.7854	0.7699	0.7330
Average exchange rate during period	0.7685	0.7977	0.7455	0.7536	0.7718
High exchange rate during period	0.8031	0.8306	0.7863	0.7699	0.8138
Low exchange rate during period	0.7217	0.7727	0.6898	0.7353	0.7330

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

Certain statements included in this annual report may constitute “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995 or “forward-looking information” within the meaning of Canadian securities laws. These forward-looking statements include, but are not limited to, references to business and technology strategies and measures to implement strategies, competitive strengths, goals, expansion and growth of business, operations and technology, future capital expenditures (including the amount and nature thereof), industry prospects and consumer behavior, plans and references to the future success of the Company and expectations regarding its future operating, financial and technological results. These forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform with the expectations and predictions of the Company is subject to a number of risks and uncertainties, including, but not limited to, risks related to the adverse impact of the COVID-19 pandemic; risks associated with investments and operations in foreign jurisdictions and any future international expansion, including those related to economic, political and regulatory policies of local governments and laws and policies of the United States and Canada, as well as geopolitical conflicts, such as the conflict between Russia and Ukraine; risks related to the Company's growth and operations in China; the performance of IMAX DMR® films and other films released to the IMAX network; the signing of IMAX System agreements; conditions, changes and developments in the commercial exhibition industry; risks related to currency fluctuations; the potential impact of increased competition in the markets within which the Company operates, including competitive actions by other companies; the failure to respond to change and advancements in digital technology; risks relating to consolidation among commercial exhibitors and studios; risks related to brand extensions and new business initiatives; conditions in the in-home and out-of-home entertainment industries; the opportunities (or lack thereof) that may be presented to and pursued by the Company; risks related to cyber-security and data privacy; risks related to the Company's inability to protect its intellectual property; risks related to climate change; risks related to weather conditions and natural disasters that may disrupt or harm the Company's business; risks related to the Company's indebtedness and compliance with its debt agreements; general economic, market or business conditions; risks related to political, economic and social instability, including with respect to the Russia-Ukraine conflict; the failure to convert system backlog into revenue; changes in laws or regulations; any statements of belief and any statements of assumptions underlying any of the foregoing; other factors and risks outlined in the Company's periodic filings with the United States Securities and Exchange Commission (the “SEC”) or in Canada, the System for Electronic Document Analysis and Retrieval (the “SEDAR”); and other factors, many of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this annual report are qualified by these cautionary statements, and actual results or anticipated developments by the Company may not be realized, and even if substantially realized, may not have the expected consequences to, or effects on, the Company. The forward-looking statements herein are made only as of the date hereof and the Company undertakes no obligation to update publicly or otherwise revise any forward-looking statements, whether as a result of new information, future events or otherwise.

IMAX®, IMAX® 3D, Experience It In IMAX®, The IMAX Experience®, DMR®, Filmed For IMAXTM, IMAX LiveTM, IMAX Enhanced®, and SSIMWAVE® are trademarks and trade names of the Company or its subsidiaries that are registered or otherwise protected under laws of various jurisdictions.

PART I

Item 1. Business

IMAX Corporation, together with its consolidated subsidiaries (the “Company”, or “IMAX”) is a Canadian corporation that was formed in March 1994 as a result of an amalgamation between WGIM Acquisition Corp. and the former IMAX Corporation (“Predecessor IMAX”). Predecessor IMAX was incorporated in 1967.

As of December 31, 2022, the Company indirectly owns 71.73% of IMAX China Holding, Inc. (“IMAX China”), whose shares trade on the Hong Kong Stock Exchange. IMAX China is a consolidated subsidiary of the Company.

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

The Company leverages its proprietary technology and engineering in all aspects of its business, which principally consists of the digital remastering of films and other content into the IMAX format (“IMAX DMR”®) and the sale or lease of premium IMAX theater systems (“IMAX System(s)”).

IMAX Systems are based on proprietary and patented image, audio and other technology developed over the course of the Company’s history since its founding in 1967. The customers for IMAX Systems are principally theater exhibitors that operate commercial multiplex theaters, and, to a much lesser extent, museums, science centers and destination entertainment sites. The Company generally does not own the locations in the IMAX network, and is not an exhibitor, but instead sells or leases the IMAX System to exhibitor customers along with a license to use its trademarks and ongoing maintenance services.

As of December 31, 2022, there were 1,716 IMAX Systems operating in 87 countries and territories, including 1,633 commercial multiplexes, 12 commercial destinations, and 71 institutional locations in the Company's global network. This compares to 1,683 IMAX Systems operating in 87 countries and territories as of December 31, 2021, including 1,599 commercial multiplexes, 12 commercial destinations, and 72 institutional locations in the Company's global network. (See the table below under “Marketing and Customers” for additional information on the composition of the IMAX network.)

The IMAX System provides the Company’s exhibitor customers with a combination of the following benefits:

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
•
advanced sound system components, which deliver more expansive sound imagery and pinpointed origination of sound to any specific spot in a theater equipped with an IMAX System;
•
specialized theater acoustics, which result in a four-fold reduction in background noise;
•
ongoing maintenance and extended warranty services, and
•
a license to the globally recognized IMAX brand.

In addition, certain movies shown in the IMAX network are filmed using proprietary IMAX film cameras or IMAX certified digital cameras, which offer filmmakers customized guidance and a workflow process to provide further enhanced and differentiated image quality and an IMAX-exclusive film aspect ratio that delivers up to 26% more image onto a standard IMAX movie screen. In select IMAX locations worldwide, movies filmed with IMAX cameras have an IMAX-exclusive 1.43 film aspect ratio, with up to 67% more image.

Together, these components cause audiences in IMAX locations to feel as if they are a part of the on-screen action, creating a more intense, immersive, and exciting experience than a traditional theater.

As a result of the engineering and scientific achievements that are a hallmark of The IMAX Experience®, the Company's exhibitor customers typically charge a premium for IMAX films over films exhibited in their other auditoriums. The premium pricing, combined with the higher attendance levels associated with IMAX films, generates incremental box office for the Company's exhibitor customers and for the movie studios releasing their films to the IMAX network. The incremental box office generated by IMAX films has helped establish IMAX as a key premium distribution and marketing platform for Hollywood and foreign local language movie studios.

The Company concluded 2022 with the release of Avatar: The Way of Water on December 16, 2022 which became the Company's highest grossing release of 2022 by earning $140.2 million of gross box office (“GBO”) (or 11% market share) during the year ended December 31, 2022. This momentum has carried over into 2023 throughout the remainder of the film's theatrical run with its cumulative GBO of approximately $250 million, cementing the title as the highest global first run IMAX release of all time, and the top performing IMAX release of all time in 48 countries to date.

In addition, the Company continues to evolve its platform to bring new, innovative IMAX LiveTM events and experiences to audiences worldwide. The Company has a footprint of connected IMAX Systems capable of delivering live, interactive content with low latency and superior sight and sound. As of December 31, 2022, 253 systems in the IMAX network across North America, Europe and Asia were configured with connectivity to deliver live and interactive events.

As a premier global technology platform for entertainment and events, the Company strives to remain at the forefront of advancements in cinema technology. The Company offers a suite of IMAX Laser Systems, which deliver increased resolution, sharper and brighter images, deeper contrast and the widest range of colors available to filmmakers today. The Company further believes that its suite of IMAX Laser Systems are helping facilitate the next major renewal and upgrade cycle for the global IMAX network.

In September 2022, the Company acquired SSIMWAVE Inc. (“SSIMWAVE”), a Canadian company, a leader in AI-driven video quality solutions for media and entertainment companies. The acquisition of SSIMWAVE marks a significant expansion of the Company's strategy to deliver the highest quality images on any screen — to drive new, recurring revenue and grow its global leadership in entertainment technology. (See “SSIMWAVE” under “Sources of Revenue - All Other” in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 and Note 5 of Notes to Consolidated Financial Statements in Part II, Item 8 for additional information related to the Company's acquisition of SSIMWAVE.)

IMPACT OF COVID-19 PANDEMIC

The COVID-19 pandemic and the measures to prevent its spread have impacted the Company’s business and the global economy. Capacity restrictions and safety protocols were lifted then reinstituted at various points since the third quarter of 2020. Although normal operations have resumed in most key markets and movie theaters throughout the IMAX network, the Company’s business continues to experience impact from COVID-19. For example, following the emergence of the Omicron variant and the rise of COVID-19 cases in China in the first quarter of 2022, the Chinese government reinstituted capacity restrictions and safety protocols on large public gatherings and enforced a dynamic zero-COVID policy, which led to the temporary lock-down of various cities and temporary closure of theaters in these cities. At the end of 2022, the Chinese government relaxed its dynamic zero-COVID policies and significantly eased restrictions. As of December 31, 2022, approximately 97% of the IMAX network in Greater China was open at various capacities. For additional information regarding the impact of the COVID-19 pandemic on the Company’s business, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Impact of COVID-19 Pandemic” and Note 2 of Notes to Consolidated Financial Statements in Part II, Item 8.

(See “Risk Factors – The Company experienced a significant decrease in its revenues, earnings and cash flows due to the COVID-19 pandemic and its business, financial condition and results of operations may continue to be significantly harmed in future reporting periods” in Part I, Item 1A.)

IMAX NETWORK

The Company believes the IMAX network is one of the most extensive premium networks in the world with 1,716 IMAX Systems operating in 87 countries and territories, including 1,633 commercial multiplexes, 12 commercial destinations and 71 institutional locations as of December 31, 2022. (See the table below under “IMAX Network and Backlog” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, for additional information on the composition of the IMAX network.)

The Company currently believes that over time its commercial multiplex network could grow to over 3,300 IMAX Systems worldwide from the 1,633 IMAX Systems in the network as of December 31, 2022. The Company believes that the majority of its future growth will come from international markets. As of December 31, 2022, 75% of IMAX Systems in the global commercial multiplex network were located within international markets (defined as all countries other than the United States and Canada). Revenues and GBO derived from international markets continue to exceed revenues and GBO from the United States and Canada.

For the year ended December 31, 2022, the Company's revenue generated from its Greater China operations represents 24% of consolidated revenue, compared to 44% in 2021 and 38% in 2020 due to the impact of restrictions resulting from the COVID-19 pandemic. As of December 31, 2022, the Company had 794 IMAX Systems operating in Greater China with an additional 204 systems in backlog. The Company’s backlog in Greater China represents 45% of its total current backlog, including upgrades in system type. The Company has a partnership in China with Wanda Film (“Wanda”). As of December 31, 2022, through the Company’s partnership with Wanda, there were 375 IMAX Systems operational in Greater China, of which 361 are under the parties’ joint revenue sharing arrangements.

(See “Risk Factors – Risks associated with the Company’s international business are outlined in “Risk Factors – The Company conducts business internationally, which exposes it to uncertainties and risks that could negatively affect its operations, sales and future growth prospects”, “Risk Factors – The Company faces risks in connection with its significant presence in China and the continued expansion of its business there”, “Risk Factors – General political, social and economic conditions can affect the Company’s business by reducing both revenues generated from existing IMAX Systems and the demand for new IMAX Systems”, and “Risk Factors – The Company may not convert all of its backlog into revenue and cash flows” in Part I, Item 1A.)

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

•
IMAX Systems – The sale or lease of premium IMAX Systems to exhibitor customers.

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

•
Other – Principally includes IMAX Enhanced®, an initiative to bring The IMAX Experience into the home, SSIMWAVE, a leader in AI-driven video quality solutions for media and entertainment companies, and after-market sales of IMAX System parts and 3D glasses.

These product lines do not fully reflect the nature and sources of revenue, or the manner in which management reviews financial information. The Company’s segment information is provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 22 of Notes to Consolidated Financial Statements in Part II, Item 8.

IMAX DMR

IMAX DMR is a proprietary technology that digitally remasters films into IMAX formats. IMAX DMR digitally enhances the image resolution of films for projection on IMAX screens while maintaining or enhancing the visual clarity and sound quality to levels for which The IMAX Experience is known. In addition, the original soundtrack of a film to be exhibited across the IMAX network is remastered for IMAX digital sound systems. Unlike the soundtracks played in conventional theaters, IMAX remastered soundtracks are uncompressed and full fidelity. IMAX sound systems use proprietary loudspeaker systems and proprietary surround sound configurations that ensure every theater seat is in an optimal listening position.

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

•
recording the enhanced digital image into an IMAX digital cinema package (“DCP”) format or onto IMAX 15/70-format film; and

•
specially remastering the soundtrack to take full advantage of the unique sound system of IMAX Systems.

IMAX films also benefit from enhancements made by individual filmmakers exclusively for the IMAX release of the film. Collectively, the Company refers to these enhancements as “IMAX DNA”. Filmmakers and movie studios have sought IMAX-specific enhancements in recent years to generate interest in and excitement for their films. Such enhancements include shooting films with IMAX cameras to increase the audience's immersion in the film and to take advantage of the unique dimensions of the IMAX screen by projecting the film in a larger aspect ratio that delivers up to 26% more image onto a standard IMAX movie screen. In select IMAX locations worldwide, movies filmed with IMAX cameras have an IMAX-exclusive 1.43 film aspect ratio, with up to 67% more image. The Company has a Filmed For IMAXTM program under which filmmakers craft films from their inception in various ways in order to optimize The IMAX Experience and includes incremental and bespoke marketing support, which box office metrics demonstrate audiences respond extremely favorably to.

Management believes that growth in international box office remains an important driver of growth for the Company. To support continued growth in international markets, the Company is focused on the expansion of the IMAX network and has sought to bolster its international film strategy, supplementing its slate of Hollywood films with appealing local language films released in select markets, including China, Japan, India, and South Korea.

The following table provides detailed information about the films that were released to the Company's global network during the years ended December 31, 2022 and 2021:

	For the Years Ended December 31,
	2022	2021
Hollywood film releases(1)	32	35
Local language film releases:
China	15	21
Japan	8	9
South Korea	5	1
India	6	—
France	1	—
Russia	—	1
Indonesia	1	—
Total local language film releases	36	32
Total film releases(2)	68	67

(1)
Includes five re-released films for the year ended December 31, 2022 (2021 — four).
(2)
For the year ended December 31, 2022, the films released to the Company's global network include 12 with IMAX DNA (2021 — ten).

To date, in 2023, nine titles have been released to the global IMAX network, including one re-release, and the Company has announced the following additional 29 titles to be released in 2023:

Scheduled
Title	Studio	Release Date(1)	IMAX DNA
Creed III	United Artists Releasing	March 2023	Filmed For IMAX
Shazam!: Fury of the Gods	Warner Bros. Pictures	March 2023	—
Shin Kamen Rider	Toho Studios	March 2023	—
John Wick: Chapter 4	Lionsgate	March 2023	—
Dungeons & Dragons: Honor Among Thieves	Paramount Pictures	March 2023	—
Bholaa	Reliance Entertainment	March 2023	—
The Super Mario Bros. Movie	Universal Pictures	April 2023	—
The Three Musketeers: D'Artagnan	Pathé	April 2023	—
Detective Conan: The Black Iron Submarine	Toho Studios	April 2023	—
Ponniyin Selvan: II	Lyca Productions	April 2023	—
Guardians of the Galaxy Vol. 3	Walt Disney Studios	May 2023	Filmed For IMAX
Fast X	Universal Pictures	May 2023	—
The Little Mermaid	Walt Disney Studios	May 2023	—
Spider-Man: Across the Spider-Verse	Sony Pictures	June 2023	—
Transformers: Rise of the Beasts	Paramount Pictures	June 2023	—
The Flash	Warner Bros. Pictures	June 2023	—
Adipurush	T-Series	June 2023	—
Indiana Jones and the Dial of Destiny	Walt Disney Studios	July 2023	—
Mission: Impossible - Dead Reckoning Part One	Paramount Pictures	July 2023	—
Oppenheimer	Universal Pictures	July 2023	Shot with IMAX Film Cameras
Blue Beetle	Warner Bros. Pictures	August 2023	Filmed For IMAX
The Equalizer 3	Sony Pictures	September 2023	—
The Nun 2	Warner Bros. Pictures	September 2023	—
A Haunting in Venice	Walt Disney Studios	September 2023	—
Kraven the Hunter	Sony Pictures	October 2023	—
Untitled Exorcist	Universal Pictures	October 2023	—
Dune: Part Two	Warner Bros. Pictures	November 2023	Filmed For IMAX
Wonka	Warner Bros. Pictures	December 2023	—
Aquaman and the Lost Kingdom	Warner Bros. Pictures	December 2023	Filmed For IMAX

(1)
The scheduled release dates in the table above are subject to change, may vary by territory, and may not reflect the date(s) of limited premiere events.

The Company remains in active negotiations with studios for additional films to fill out its short- and long-term film slate for the IMAX network. The Company also expects to announce additional local language films to be released to its global network throughout 2023.

IMAX Systems

The Company’s primary products are its various digital projection systems, which are either sold or leased to exhibitor customers along with a license for the use of the globally recognized IMAX brand. The Company’s digital projection systems include a projector that offers superior image quality and stability and a digital theater control system; a digital audio system delivering up to 12,000 watts of sound; a screen with a proprietary coating technology, and, in certain situations, 3D glasses and cleaning equipment. IMAX’s digital projection systems also operate without the need for analog film prints. The Company’s digital projection systems provide a premium and differentiated experience to moviegoers that is consistent with what they have come to expect from the IMAX brand, while providing exhibitor customers with the compelling economics and flexibility that digital technology affords.

As part of the arrangement to sell or lease an IMAX System, the Company provides extensive advice on theater planning and design, and supervision of installation services. The terms of each sale or lease arrangement vary according to the configuration of the IMAX System, as well as the cinema and film distribution markets relevant to the geographic location of the customer.

Revenue from the sale or lease of an IMAX System may be recognized at a different time from when cash is collected from the exhibitor customer. (See “Critical Accounting Estimates” in Part II, Item 7 and Note 3(o) of Notes to Consolidated Financial Statements in Part II, Item 8 for further discussion on the Company’s revenue recognition policies.)

The following table presents the number of IMAX Systems that are open and in backlog, by configuration, as of December 31, 2022 and 2021:

	December 31, 2022			December 31, 2021
	System			System
	Network	New	Upgrade	Network	New	Upgrade
	Base	Backlog	Backlog	Base	Backlog	Backlog
IMAX Laser Systems	349	200	89	271	158	92
IMAX Xenon Systems	1,330	161	—	1,372	239	—
IMAX Film Systems	37	—	—	40	—	—
Total	1,716	361	89	1,683	397	92

IMAX Laser Systems

In 2014, the Company introduced its first laser-based digital projection system. Since then, the Company has continued research and development aimed at creating more affordable laser-based solutions with various screen sizes for its commercial multiplex customers. Beginning in 2021, the Company began offering an additional laser-based system product to provide a broader array of customers with an opportunity to replace and upgrade IMAX Xenon Systems. The Company believes that IMAX Laser Systems present greater brightness and clarity, higher contrast, a wider color gamut and deeper blacks, consume less power and last longer than other digital projection technologies, and are capable of illuminating the largest screens in the IMAX network.

IMAX Xenon Systems

In 2008, the Company introduced its digital IMAX Xenon System. Prior to 2008, all of the IMAX Systems offered by the Company were film-based and required analog film prints. The Company believes that IMAX Xenon Systems deliver higher quality imagery when compared with IMAX Film Systems.

IMAX Film Systems

IMAX Film Systems include various configurations, including 2D and 3D systems, and screen sizes. Following the introduction of the digital IMAX Xenon System in 2008, the number of IMAX Film Systems in the IMAX network has decreased significantly.

The following table provides information about the Company’s system backlog as of December 31, 2022 and 2021:

	December 31, 2022								December 31, 2021
	Number of				Dollar Value				Number of				Dollar Value
	Systems				(In thousands)				Systems				(In thousands)
	New		Upgrade		New		Upgrade		New		Upgrade		New		Upgrade
Sale and sales-type lease arrangements	149		13		$165,176		$14,362		163		10		$190,280		$11,532
Hybrid JRSA	116		4		86,215		3,235		126		6		91,704		4,785
Traditional JRSA	96	(1)	72	(1)	200	(2)	2,900	(2)	108	(1)	76	(1)	200	(2)	5,500	(2)
	361	(3)	89	(3)	$251,591	(3)	$20,497	(3)	397		92		$282,184		$21,817

(1)
Includes 38 IMAX Systems (2021 ― 44) where the customer has the option to convert from a joint revenue sharing arrangement to a sales arrangement.
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
(3)
As of December 31, 2022, the Company's backlog includes 14 systems in Russia, one system in Ukraine, and five systems in Belarus with a total fixed contracted value of $22.9 million.

The number of IMAX Systems in backlog reflects the minimum number of commitments under signed contracts. The dollar value fluctuates depending on the number of new arrangements signed from year-to-year, which adds to backlog, and the installation and acceptance of IMAX Systems and the settlement of contracts, both of which reduce backlog. The dollar value of backlog typically represents the fixed contracted revenue under signed IMAX System sale and lease agreements that the Company expects to recognize as revenue upon installation and acceptance of the associated system, as well as an estimate of variable consideration in sales arrangements. The value of backlog does not include amounts allocated to maintenance and extended warranty revenues or revenue from IMAX Systems in which the Company has an equity interest, operating leases, and long-term conditional theater commitments. The Company believes that the contractual obligations for IMAX System installations that are listed in the backlog are valid and binding commitments.

From time to time, in the normal course of its business, the Company will have customers who are unable to proceed with an IMAX System installation for a variety of reasons, including the inability to obtain certain consents, approvals or financing. Once the determination is made that the customer will not proceed with installation, the agreement with the customer is terminated or amended. If the agreement is terminated, once the Company and the customer are released from all their future obligations under the agreement, all or a portion of the initial rents or fees that the customer previously made to the Company are recognized as revenue. (See “Risk Factors – The Company may not convert all of its backlog into revenue and cash flows.” in Part I, Item 1A.)

Certain of the Company’s contracts contain options for the customer to elect to upgrade system type during the term or to alter the contract structure (for example, from a joint revenue sharing arrangement to a sale) after signing, but before installation. The current backlog information reflects all known elections.

IMAX Maintenance

IMAX System arrangements also include a requirement for the Company to provide maintenance services over the life of the arrangement in exchange for an extended warranty and annual maintenance fee paid by the exhibitor. Under these arrangements, the Company provides preventative and emergency maintenance services to ensure that each presentation is up to the highest IMAX quality standard. Annual maintenance fees are paid throughout the duration of the term of the system agreements. (See “Maintenance and Extended Warranty Services” below.)

Other Products and Services

Film Distribution and Post-Production

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

The ownership rights to such films may be held by the film sponsors, the film investors and/or the Company. As of December 31, 2022, the Company has distribution rights with respect to 55 films, which cover subjects such as space, wildlife, music, sports, history and natural wonders.

In addition, the Company continues to evolve its platform to bring new, innovative IMAX Live events and experiences to audiences worldwide. As of December 31, 2022, the Company has a footprint of 253 connected locations in the IMAX network across the United States, Canada, and Europe configured with connectivity to deliver live, interactive content with low latency and superior sight and sound.

In 2022, the Company partnered with Disney for a live Q&A with director and producer Peter Jackson, followed by a special screening of The Beatles: Get Back – The Rooftop Concert, which was later released across the IMAX global network. Additionally, the Company presented Brandi Carlile: In The Canyon Haze - Live from Laurel Canyon, a one-night-only live concert performing her new deluxe album In The Canyon Haze for the very first time, in connected locations across the United States, among various other live events and special screenings presented throughout 2022.

The Company continues to believe that the IMAX network serves as a valuable platform to launch and distribute original content.

The Company also provides film post-production and quality control services for large-format films, whether produced by IMAX or third parties, and digital post-production services.

IMAX Enhanced

IMAX Enhanced is an initiative, in partnership with audio leader DTS (an Xperi subsidiary), to bring The IMAX Experience into the home. IMAX Enhanced provides end-to-end premium technology across streaming content and best-in-class entertainment devices, offering consumers high-fidelity playback of image and sound in the home and beyond, including the following features:

•
IMAX’s expanded aspect ratio, which is available on select titles and streaming platforms, including Disney+;
•
IMAX’s proprietary remastering technology, which produces more vivid, higher fidelity 4K HDR images on premium televisions; and
•
IMAX Signature Sound, which is specially recreated and calibrated for the home by DTS to unlock more immersive audio.

To be certified as IMAX Enhanced, leading consumer electronics manufacturers spanning 4K/8K televisions, projectors, A/V receivers, loudspeakers, soundbars, smartphones, personal computers, tablets, and more must meet a carefully prescribed set of audiovisual performance standards, set by a certification committee of IMAX and DTS engineers, along with some of Hollywood's leading technical specialists.

At present, certified global device partners include Sony Electronics, Hisense, TCL, LG, Phillips, Hewlett Packard, Xiaomi, Sound United and Honor, among others. As of December 31, 2022, more than 250 IMAX Enhanced titles have been released across five of the biggest streaming platforms worldwide: Disney+, Sony Bravia CORE, Tencent Video, iQiyi and Rakuten TV. Over 10 million IMAX Enhanced certified devices are estimated to be in the market today.

The Company's collaboration with Disney allows fans to stream 18 Disney titles in IMAX's Expanded Aspect Ratio at home on Disney+, including Doctor Strange in the Multiverse of Madness, Shang-Chi and The Legend of The Ten Rings, and Eternals, as well as Iron Man, Guardians of the Galaxy, Guardians of the Galaxy Vol. 2, Captain America: Civil War, Doctor Strange, Thor: Ragnarok, Black Panther, Avengers: Infinity War, Ant-Man and The Wasp, Captain Marvel, Avengers: Endgame, Black Widow, Lightyear, Thor: Love and Thunder, and Black Panther: Wakanda Forever (content availability varies by region). The launch of IMAX Enhanced on Disney+ provides strong brand exposure for IMAX by expanding the Company's in-home entertainment footprint to Disney+ and the majority of its 160 million global subscribers. In 2023, IMAX Enhanced is expected to enable an elevated end-to-end experience on Disney+, with IMAX Signature Sound coming to subscribers with IMAX Enhanced certified devices.

IMAX Enhanced is part of the Company's next evolutionary step to extend the IMAX brand and technology further into new use cases, including streaming entertainment and the consumer electronics market.

SSIMWAVE

In September 2022, the Company acquired SSIMWAVE, a leader in AI-driven video quality solutions for media and entertainment companies. The acquisition of SSIMWAVE marks a significant expansion of the Company's strategy to deliver the highest quality video images on any screen — to drive new, recurring revenue and grow its global leadership in entertainment technology.

SSIMWAVE's engineering team has mapped the human visual system to produce one of the most accurate measures of perceptual quality, which its AI-driven software applies to enhance video streams and files in real time.

Through this patented, two-time Emmy(R) Award winning technology, Ontario-based SSIMWAVE enables streaming and broadcast providers to deliver the best possible image on any device for on-demand and live video. Some of the world’s top streaming media companies currently partner with SSIMWAVE to optimize video, including Disney, Paramount Global, and Warner Bros. Discovery.

With the explosion in video consumption across platforms, the need for video optimization continues to grow as consumers demand higher resolution including 4K, 8K and new, interactive experiences across gaming, virtual reality (“VR”), augmented reality (“AR”), and the metaverse. Additionally, leading filmmakers and creators increasingly demand solutions to ensure the fidelity and quality of their work on any screen. In the near term, the focus will be to further grow its business and product suite, including international expansion. In the longer-term, IMAX’s technology and post-production teams will work with SSIMWAVE’s engineering team to develop new solutions for delivering IMAX-quality image experiences across platforms, around the world.

(See “SSIMWAVE” under “Sources of Revenue - All Other” in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 and Note 5 of Notes to Consolidated Financial Statements in Part II, Item 8 for additional information related to the Company's acquisition of SSIMWAVE.).

Other

The Company derives a small portion of its revenue from other sources including after-market sales of IMAX System parts and 3D glasses, one owned and operated IMAX theater in Sacramento, California; a commercial arrangement with one theater resulting in the sharing of profits and losses; the provision of management services to three other theaters; renting the Company's proprietary 2D and 3D large-format film; and also offering production advice and technical assistance to both documentary and Hollywood filmmakers. In addition, the Company also provides IMAX film and digital cameras to content creators under the IMAX certified camera program.

MARKETING AND CUSTOMERS

The Company markets IMAX Systems through a direct sales force and marketing staff located in offices in Canada, the United States, Greater China, Europe, and Asia. In addition, the Company has agreements with consultants, business brokers and real estate professionals to locate potential customers and system sites for the Company on a commission basis.

Commercial multiplex systems are the largest part of the IMAX network, comprising 1,633 IMAX Systems, or 95%, of the 1,716 IMAX Systems in the IMAX network as of December 31, 2022. The Company’s institutional customers include science and natural history museums, zoos, aquaria, and other educational and cultural centers. The Company also sells or leases IMAX Systems to commercial destinations such as theme parks, private home theaters, tourist destination sites, fairs and expositions. As of December 31, 2022, approximately 74% of all open IMAX Systems were in locations outside of the United States and Canada.

The following table provides detailed information about the IMAX network by system type and geographic location as of December 31, 2022 and 2021:

	December 31, 2022				December 31, 2021
	Commercial Multiplex	Commercial Destination	Institutional	Total	Commercial Multiplex	Commercial Destination	Institutional	Total
United States	364	4	25	393	363	4	27	394
Canada	40	1	7	48	39	1	7	47
Greater China(1)	778	—	16	794	768	—	15	783
Asia (excluding Greater China)	138	2	2	142	122	2	2	126
Western Europe	118	4	8	130	116	4	8	128
Russia/the CIS & Ukraine(2)	69	—	—	69	70	—	—	70
Latin America(3)	55	1	11	67	51	1	11	63
Rest of the World	71	—	2	73	70	—	2	72
Total(4)	1,633	12	71	1,716	1,599	12	72	1,683

(1)
Greater China includes China, Hong Kong, Taiwan, and Macau.
(2)
In addition to Russia, the CIS includes Azerbaijan, Belarus, Kazakhstan, and Kyrgyzstan. Commencing in March 2022, in response to the ongoing conflict between Russia and Ukraine and resulting sanctions, the Company suspended its operations in Russia and Belarus. As of December 31, 2022, the IMAX network includes 54 systems in Russia, eight systems in Ukraine, and one system in Belarus.
(3)
Latin America includes South America, Central America, and Mexico.
(4)
Period-to-period changes in the table above are reported net of the effect of permanently closed locations.

(For information on revenue breakdown by geographic area, see Note 22 of Notes to Consolidated Financial Statements in Part II, Item 8. See “Risk Factors – The Company conducts business internationally, which exposes it to uncertainties and risks that could negatively affect its operations, sales and future growth prospects.”, and “Risk Factors – The Company faces risks in connection with its significant presence in China and the continued expansion of its business there.”, “Risk Factors – Consolidation among commercial exhibitors and studios reduces the breadth of the Company’s customer base, and could result in a narrower market for the Company’s products and reduced negotiating leverage. A deterioration in the Company’s relationship with key partners could materially and adversely affect the Company’s business, financial condition or results of operation. In addition, an adverse economic impact on a significant customer’s business operations could have a corresponding material adverse effect on the Company. in Item 1A. The Company has a partnership in China with Wanda. As of December 31, 2022, Wanda represents 23% of the Company’s commercial network, 4% of the Company’s backlog and 7% of its revenues. As of December 31, 2021, Wanda represented 22% of the Company’s commercial network, 4% of the Company’s backlog and 10% of its revenue.)

INDUSTRY OVERVIEW

Competition

The out-of-home entertainment industry is very diverse with numerous companies vying for the public’s leisure time and the Company faces significant competition as a consequence. Within the theatrical space, exhibitors and entertainment technology companies have introduced their own branded, large-screen 3D auditoriums or other proprietary theater systems, some of which include laser-based projectors, and in many cases, have marketed those auditoriums or theater systems as having similar quality or attributes to an IMAX System. The Company believes that all of these alternative formats deliver images and experiences that are inferior to The IMAX Experience and do not have IMAX’s brand trust, filmmaker endorsement, loyal fan base, or global footprint.

The Company also faces in-home competition from a number of alternative film distribution channels such as subscription streaming services, transactional video-on-demand (both rentals and sales), advertiser-supported video-on-demand, internet, and broadcast and cable television. The Company further competes for the public’s leisure time and disposable income with other forms of entertainment, including gaming, sporting events, concerts, live theater, social media and restaurants. Furthermore, the Company may continue to face competition in the future from companies in the entertainment industry with new technologies and/or greater capital resources to develop and support them.

The Company believes that its competitive strengths include the value of the IMAX brand name, the premium IMAX consumer experience, the design, quality and historic reliability rate of IMAX Systems (including the quality of the sound system components included with an IMAX System), the return on investment of an IMAX System for exhibitors, the number and quality of IMAX films that it distributes, the relationships the Company maintains with prominent Hollywood and international filmmakers and other content creators (a number of whom desire to film their movies and events with IMAX cameras), the availability of Hollywood and international films to the IMAX network through IMAX DMR technology, the availability of unique and innovative events and experiences such as distributed concerts, special theatrical screenings, and live Q&A sessions with top content creators, consumer loyalty and the level of the Company’s service and maintenance and extended warranty efforts. The Company believes that its most recent laser-based projection systems further increase the technological superiority of the consumer experience it delivers.

Exhibitor Consolidation

The Company’s primary customers are commercial multiplex exhibitors. Since 2016, the commercial exhibition industry has undergone significant consolidation, including AMC Entertainment Holdings Inc.’s (“AMC”) acquisition of Carmike Cinemas and Odeon & UCI Cinemas Group (“Odeon”), which includes Nordic Cinema Group (“Nordic”), and Cineworld Group plc's (“Cineworld”) acquisition of Regal Entertainment Group (“Regal”).

The Company believes that the consolidation of the commercial exhibition industry has helped facilitate the growth of the IMAX network. The Company has historically enjoyed strong relationships with large commercial exhibitor chains, which have greater capital to purchase, lease or otherwise acquire IMAX Systems. As larger commercial chains such as AMC and Cineworld have purchased smaller chains, those smaller chains have in turn become part of the IMAX network. For instance, following AMC’s acquisition of Odeon and Nordic, the Company and AMC entered into an agreement for 25 new IMAX Systems across the Odeon and Nordic network. The Company believes that continued consolidation could facilitate further signings and other strategic benefits going forward.

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

On September 7, 2022, Cineworld, the parent company of Regal, and certain of its subsidiaries and Regal CineMedia Holdings, LLC, filed petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the Southern District of Texas. On October 21, 2022, the Company was ratified by the bankruptcy court as a critical vendor of Cineworld, allowing the Company to collect pre-petition amounts owed to it by Cineworld, and requiring Cineworld to stay current on the Company’s post-petition receivables. On November 8, 2022, Cineworld and the Company entered into a Trade Agreement setting forth a payment plan for amounts owed by Cineworld to the Company. The Company has determined that no additional provision for expected credit losses is required. The Company also does not expect to see a material impact on its IMAX network with Cineworld resulting from this reorganization. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 for additional information.)

THE IMAX BRAND

IMAX is a premier global technology platform for entertainment and events. The Company relies on its brand to communicate its leadership and singular goal of creating entertainment experiences that exceed all expectations. Top filmmakers, studios, and other content creators use the IMAX brand to message that a film will connect with audiences in unique and extraordinary ways. The Company has a “Filmed For IMAX” program under which filmmakers craft films from their inception in various ways in order to optimize The IMAX Experience, which box office metrics demonstrate audiences respond extremely favorably to. IMAX certifies high-end, best-in-class digital cameras with leading brands including ARRI, Panavision, RED Digital Cinema and Sony to work in the IMAX format. These cameras are used by filmmakers and studios to capture content at a high bit rate file format which is then paired with the Company’s proprietary post-production process. The Filmed For IMAX program includes incremental and bespoke marketing support to drive higher market share results.

The IMAX brand is a promise to deliver what today’s movie audiences crave — a memorable, more emotionally engaging, more thrilling and shareable experience. From 2015 to 2019, the Company commissioned leading third-party research firms to conduct multiple consumer research studies in 11 countries. The studies show that the IMAX brand has near universal awareness, creates a special experience for the audience, and is one of the most differentiated movie-going brands. On a standardized measure of brand equity, the IMAX brand ranged from two to 10 times more powerful than other entertainment technology brands. The Company believes that its strong brand equity supports consumers’ predisposition to choose IMAX over competing brands and to pay a premium for The IMAX Experience now and into the future.

RESEARCH AND DEVELOPMENT

The Company believes that it is a premier global technology platform for entertainment and events with significant proprietary expertise in digital and film-based projection and sound system component design, engineering, and imaging technology, particularly in laser-based technology. The Company's flagship laser-based projection system is capable of illuminating the largest screens in the Company’s network. This laser-based projection system provides greater brightness and clarity, higher contrast, a wider color gamut and deeper blacks, while consuming less power and lasting longer than existing digital technology, to ensure that the Company continues to provide the highest quality, premier movie going experience available to consumers. The Company has continued research and development aimed at creating more affordable laser-based solutions with various screen sizes for its commercial multiplex customers. Beginning in 2021, the Company began offering an additional laser-based system product to provide a broader array of customers with an opportunity to replace and upgrade IMAX Xenon Systems.

The Company intends to continue research and development to further evolve its end-to-end technology. This includes bringing connectivity to the Company’s global network and experimenting with live and interactive events worldwide; developing new IMAX film cameras and certifying additional digital cameras; further improving its proprietary DMR process for the delivery of content for both theatrical and home entertainment; and further improving the reliability of its projectors, as well as enhancing the Company’s image and sound quality. With the acquisition of SSIMWAVE, there is ongoing research and development in perceptual metrics including novel measurement and optimization techniques. Teams are working to expand existing and/or develop new technologies which are expected to further enhance video quality, delivery, and creation across devices.

As of December 31, 2022, 66 of the Company’s employees were connected with research and development projects, including SSIMWAVE employees, as compared to 34 employees as of December 31, 2021.

MANUFACTURING AND SERVICE

Projector Component Manufacturing

The Company assembles IMAX System projectors at its facility in Mississauga, Ontario, Canada (near Toronto). With a few exceptions, the Company develops and designs all of the key elements of the proprietary technology involved in this component. The fabrication of a majority of parts and sub-assemblies is subcontracted to a group of carefully pre-qualified third-party suppliers. Manufacture and supply contracts are signed for the delivery of the component on an order-by-order basis. The Company believes its significant suppliers will continue to supply quality products in quantities sufficient to satisfy its needs. The Company inspects all parts and sub-assemblies, completes the final assembly, and then subjects the projector to comprehensive testing individually and as a system prior to shipment. Historically, these projectors, including both IMAX Laser Systems and IMAX Xenon Systems, have had reliability rates based on scheduled shows of approximately 99%.

Sound System Component Manufacturing

The Company develops, designs, and assembles the key elements of the theater sound system component. The standard IMAX sound system component consists of parts from a variety of sources, with approximately 50% of the materials of each sound system attributable to proprietary parts provided under original equipment manufacturers agreements with outside vendors. These proprietary parts include custom loudspeaker enclosures and horns, specialized amplifiers, and signal processing and control equipment. The Company inspects all parts and sub-assemblies, completes the final assembly and then subjects the sound system to comprehensive testing as a system.

Screen and Other Components

The Company purchases its screen components and glasses cleaning equipment from third parties. The standard screen system component consists of a projection screen manufactured to IMAX specifications and a frame to hang the projection screen. The proprietary glasses cleaning machine is a stand-alone unit that is connected to the theater’s water and electrical supply to automate the cleaning of 3D glasses.

Maintenance and Extended Warranty Services

The Company provides ongoing maintenance and extended warranty services to IMAX Systems. These arrangements are usually for a separate fee, although the Company sometimes includes free service in the initial year of the arrangement. The maintenance and extended warranty arrangements include service, maintenance and replacement parts for IMAX Systems.

To support the IMAX network, the Company has personnel stationed in major markets throughout the world who provide periodic and emergency maintenance and extended warranty services on existing IMAX Systems. The Company provides various levels of maintenance and warranty services, which are priced accordingly. Under full-service programs, Company personnel typically visit each theater every six to twelve months to provide preventative maintenance, cleaning and inspection services and emergency visits to resolve problems and issues with the system. Under some arrangements, customers can elect to participate in a service partnership program whereby the Company trains a customer’s technician to carry out certain aspects of maintenance. Under such shared maintenance arrangements, the Company participates in certain of the customer’s maintenance checks each year, provides a specified number of emergency visits and provides spare parts, as necessary. For both IMAX Laser Systems and IMAX Xenon Systems, the Company provides pre-emptive maintenance, remote system monitoring and a network operations center that provides continuous access to product experts.

PATENTS AND TRADEMARKS

The Company’s inventions cover various aspects of its proprietary technology and many of these inventions are protected by Letters of Patent or applications filed throughout the world, most significantly in the United States, Canada, China, Belgium, Japan, France, Germany, and the United Kingdom. The subject matter covered by these patents and applications includes theater design and geometry, audio and display technology, mechanisms employed in projectors and projection equipment (including 3D projection equipment), stereoscopic (3D) imaging, digitally re-mastering 35mm films into large-format, dynamic range and contrast of projectors, seaming or superimposing images from multiple projectors, and other inventions relating to imaging technology, digital projectors, laser projection, and video quality assessment. Included in the Company’s patent portfolio are more than 40 patents and patent families acquired from The Eastman Kodak Company covering laser projection technology. In addition, the Company acquired more than 15 patent families in connection with the acquisition of SSIMWAVE in September 2022. The Company has been and will continue to be diligent in the protection of its proprietary interests.

As of December 31, 2022, the Company holds 115 patents, has 17 patents pending in the United States and has corresponding patents or filed applications in many countries throughout the world. While the Company considers its patents to be important to the overall conduct of its business, it does not consider any particular patent essential to its operations. Certain of the Company’s patents for improvements to the IMAX projection system components expire between 2023 and 2038.

The Company owns or otherwise has rights to trademarks and trade names used in conjunction with the sale of its products, systems and services. The following trademarks are considered significant in terms of the current and contemplated operations of the Company: IMAX®, IMAX® 3D, Experience It In IMAX®, The IMAX Experience®, DMR®, Filmed For IMAXTM, IMAX LiveTM, IMAX Enhanced®, and SSIMWAVE®. These trademarks are widely protected by registration or common law throughout the world.

HUMAN CAPITAL

The Company believes that effective human capital management is critical to its success. The Company's human capital management objectives are 1) attracting, engaging, and retaining exceptional talent who are passionate about IMAX’s business; and 2) fostering a work environment that unites diverse teams around our mission to connect the world through extraordinary experiences that inspire us to reimagine what’s possible together.

To achieve these objectives, the Company’s people and culture strategy focuses on creating a compelling employee brand which inspires top talent to join the Company; engaging its employee base to maximize overall performance and enhance retention; offering a competitive total rewards program (the “Total Rewards Program”); developing and refining a diversity, equity, and inclusion (“DE&I”) plan that is unique to its business; and continuing its focus on employee safety.

As of December 31, 2022, the Company employed 779 people, of which approximately 286 were employed in the U.S. and approximately 493 were employed outside of the U.S. The global workforce consists of approximately 96% full-time and 4% part-time employees.

Some of the recent initiatives to achieve the Company’s human capital management objectives include the following:

Recruiting Talent

The Company believes that developing a workforce of individuals from diverse backgrounds with varying perspectives, experiences, and skills is essential in meeting the demands of its industry and the market. In 2022, the Company focused on defining key elements of our employee value proposition and incorporating them into a new and consistent approach to employee onboarding. Additionally, the Company facilitated DE&I training for hiring managers to ensure the Company's interview and hiring processes are fair and equitable. The Company also expanded its outreach efforts to various multicultural job boards and associations and built stronger partnerships with regional unemployment agencies, universities and colleges, and IMAX alumni to diversify its sources of potential candidates.

Engaging Employees

In 2022, the Company engaged its leaders through a series of meetings and activities to build a workforce plan strategy.

As part of this initiative, the Company continued to support and develop its employees and their skillsets through a variety of training and development programs that build and strengthen leadership and professional skills, including an education reimbursement program, career development planning, and in-house learning opportunities that support its people as they grow in their careers.

To monitor employee satisfaction and engagement, the Company conducts employee engagement surveys. The last employee engagement survey was conducted in 2021, and the Company expects to conduct an employee engagement survey in 2023.

Additionally, to foster greater connection to our mission, employee engagement, collaboration, and a positive work culture, the Company welcomed employees back to the office on a regular basis. While providing employees the flexibility they need to balance their personal and professional responsibilities and generous paid time off benefits, this policy has enabled our workforce to quickly return to a sense of normalcy post-pandemic while furthering the Company’s objective of increasing employee collaboration.

Total Rewards

The Company takes a holistic view of the Total Rewards Program, focusing on providing competitive compensation and benefits packages to attract, incentivize, and retain a talented, diverse, multi-generational workforce.

The Total Rewards Program balances base compensation, incentive compensation for both short-term and long-term performance, and a focus on total well-being of the employee. Its recent efforts to improve the Total Rewards Program include the following:

•
In 2022, short-term incentive targets were increased in response to the external competitive environment, strengthening the Company's pay-for-performance culture.
•
An overall global benefits review was launched in 2022 with a specific focus on U.S. benefits to create further affordability, flexibility, and choice. The Company expects to implement enhancements to its U.S. benefits program in certain regions in 2023 based on employee feedback and market conditions.

•
With an increased focus on mental health in light of the residual effects of the COVID-19 pandemic, the Company enhanced its health and family-friendly benefits to provide mental health support and access to mental health practitioners to its employees.
•
The Company supports new parents, including adoptive parents, with maternity and parental leave benefits. Additionally, in 2022, the Company launched a new corporate partnership to provide a company-subsidized benefit for emergency backup childcare, ongoing childcare, elder care, and pet care to strengthen its commitment to its employees’ overall well-being.
•
In 2022, the Company reinstated its annual well-being fair for its employees (focusing on the four pillars of well-being: financial, physical, social, and physiological) and launched a new corporate partnership to promote physical fitness and self-care.

Diversity, Equity, and Inclusion

In 2022, the Company continued its commitment to diversity, equity, and inclusion. The Company established an executive sponsorship committee to promote our DE&I strategy, which focuses on the following areas:

•
Raising awareness and educating its employees and affiliates on social issues that are important to its stakeholders.
•
Empowering and encouraging the Company’s employees and leadership to be champions of diversity, equity, and inclusion by encouraging inclusive behaviors and frequent feedback and input.
•
Communicating and connecting with its workforce using inclusive and concise messages.
•
Ensuring that equal opportunity and diversity of people is non-negotiable in how the Company attracts, selects, supports, develops, and rewards its employees, and in whom the Company chooses to partner with.
•
The Company provided three additional personal days to its workforce to encourage employee well-being.

In 2022, employees were given an opportunity to participate in global focus groups aimed at advancing the Company's commitment to empowering its employees and establishing a roadmap for the future of its culture and organization. The Company plans to use the feedback collected during these focus groups to inform its priorities in 2023.

The Company provided forums for employees to discuss the impact of the pandemic on them and their communities, opportunities to have conversations about systemic racism, and hosted a Speaker Series in 2022, which included representatives from The Trevor Project, an organization that provides crisis support to LGBTQ young people, and Outfest, a leading LGBTQIA+ arts and entertainment organization.

As of December 31, 2022, women represented approximately 34% of the Company’s global workforce. The Company currently has one female director (12.5%) and one director who identifies as a member of a visible minority (12.5%) on the Board of Directors (the “Board”). In addition, recruiting efforts are underway to identify additional female director(s) to join to the Board, creating greater diversity and increasing representation. There are 6 (33%) female members of the Company’s management team of 18 as well as 5 (28%) members of the Company’s management team who identify as ethnically diverse.

Employee Safety

Risks to the safety of employees are present in day-to-day office work, building renovation, manufacturing, logistics, training, testing, research, and development, and during the designing, installation, and servicing of IMAX Systems around the world. The Company has implemented a global program for workplace safety that ensures it has the necessary controls in place to keep its employees and visitors safe. Every employee is responsible for participating in workplace safety planning activities, and managers are responsible for employee safety program implementation within their business function. This effort is supported by a cross-functional team dedicated to employee health and safety and business continuity.

Additionally, in 2022, the Company completed an assessment of its physical workplace and identified several initiatives in the categories of real estate, workplace design, workplace operations, workplace culture, and enterprise alignment to create a safe and inclusive environment. We anticipate implementing these initiatives throughout 2023 and 2024.

This continuous focus on and commitment to the health and safety of the Company’s employees has remained central to the Company’s response to COVID-19. Specifically, the Company:

•
Implemented and monitored COVID-19 safety protocols in accordance with applicable health guidance, which included an enhanced cleaning protocol, provision of personal protective equipment, and designing of workplace arrangements to promote safety; instituted a cross-functional Pandemic Response team to support decision making and implementation of COVID-19 response programs;
•
Adhered to an illness reporting process to protect its employees from the spread of COVID-19; and
•
Provided resources and tools to help employees navigate the changing and challenging environment during and post-pandemic.

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

Item 1A. Risk Factors

Before you make an investment decision with respect to the Company’s common stock, you should carefully consider all of the information included in this Form 10-K and the Company’s subsequent periodic filings with the SEC. In particular, you should carefully consider the risk factors described below and the risks and uncertainties related to “Forward Looking Statements,” any of which could have a material adverse effect on the Company’s business, results of operations, financial condition and the actual outcome of matters as to which forward looking statements are made in this annual report. The following risk factors should be read in conjunction with the balance of this annual report, including the Consolidated Financial Statements and related notes. The risks described below are not the only ones the Company faces. Additional risks that the Company currently deems immaterial or that are currently unknown to the Company may also impair its business or operations.

RISKS RELATED TO THE COMPANY’S BUSINESS AND OPERATIONS

The Company experienced a significant decrease in its revenues, earnings, and cash flows due to the COVID-19 pandemic and its business, financial condition and results of operations may continue to be significantly harmed in future reporting periods.

The COVID-19 pandemic and the measures to prevent its spread have impacted the Company’s business and the global economy. Capacity restrictions and safety protocols were lifted then reinstituted at various points since the third quarter of 2020. Although normal operations have resumed in most key markets and movie theaters throughout the IMAX network, the Company’s business continues to experience impact from COVID-19. For example, following the emergence of the Omicron variant and the rise of COVID-19 cases in China in the first quarter of 2022, the Chinese government reinstituted capacity restrictions and safety protocols on large public gatherings and enforced a dynamic zero-COVID policy, which led to the temporary lock-down of various cities and the temporary closure of theaters in these cities. At the end of 2022, the Chinese government relaxed its dynamic zero-COVID policies and significantly eased restrictions. As of December 31, 2022, approximately 97% of the IMAX network in Greater China was open at various capacities.

There remains uncertainty around whether and when movie-going will return to historical levels. The timing and extent of a recovery of consumer behavior and willingness to spend discretionary income on movie-going may delay the Company's ability to generate significant revenue from GBO generated by its exhibitor customers until consumer behavior normalizes and consumer spending fully recovers.

As a result of the financial difficulties faced by certain of the Company's exhibitor customers arising out of pandemic-related theater closures, the Company has experienced and may continue to experience delays in collecting payments due under existing IMAX System sale or lease arrangements. The Company's exhibitor partners may continue to experience operational and/or financial difficulties if the COVID-19 pandemic continues or consumers change their behavior and consumption patterns, which would further increase the risks associated with payments due under existing agreements with the Company. The ability of such partners to make payments cannot be guaranteed and is subject to changing economic circumstances. For example, on September 7, 2022, Cineworld and certain of its subsidiaries and Regal CineMedia Holdings, LLC filed petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (see “Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview” in Part II, Item 7). Further, the Company has had to delay certain IMAX system installations from backlog and may be required to further delay or cancel such installations in the future. As a result, the Company's future revenues and cash flows have been, and may in the future continue to be adversely affected.

Given the dynamic nature of the circumstances, it is difficult to predict the full extent of the adverse impact of the COVID-19 pandemic on the Company's financial condition, liquidity, business and results of operations in future reporting periods. The extent and duration of such impact on the Company will depend on future developments, including, but not limited to, the duration and scope of the pandemic, the emergence, spread and severity of variants of the virus, the effectiveness of such vaccines and treatments, the progress towards the resumption of normal operations of movie theaters worldwide and their return to historical levels of attendance, consumer behavior, the solvency of the Company's exhibitor partners and, their ability to make timely payments, any potential construction or installation delays involving the Company's exhibitor partners, the continuing impact of the pandemic on global economic conditions and ongoing government responses to the pandemic. Such events are highly uncertain and cannot be accurately forecasted. To the extent that the Company experiences material negative impacts as a result of the COVID-19 pandemic in future periods, especially if such impacts are prolonged, its liquidity needs may increase materially and its ability to maintain compliance with certain covenants under its credit agreement with Wells Fargo Bank may be jeopardized, it may experience impairment losses, and many of the other risks described in this Form 10-K, including, but not limited to, risks of increased indebtedness.

General political, social and economic conditions can affect the Company’s business by reducing both revenues generated from existing IMAX Systems and the demand for new IMAX Systems.

The Company’s success depends in part on general political, social and economic conditions and the willingness of consumers to purchase tickets to IMAX movies. If movie-going becomes less popular globally, the Company’s business could be adversely affected, especially if such a decline occurs in Greater China. In addition, the Company’s operations could be adversely affected if consumers' discretionary income globally or in a particular geography falls as a result of an economic downturn or recession resulting from geopolitical tensions, including the Russia-Ukraine conflict and resulting sanctions, sustained increase in inflation and interest rates, supply chain issues, the COVID-19 pandemic or otherwise. Such adverse impact on consumer’s discretionary income could result in a shift in consumer demand away from movie-going. The majority of the Company’s revenue is directly derived from the box office results of its exhibitor partners. Accordingly, a decline in attendance at commercial IMAX locations could materially and adversely affect several sources of key revenue streams for the Company.

The Company also depends on the sale and lease of IMAX Systems to commercial movie exhibitors to generate revenue. Commercial movie exhibitors generate revenues from consumer attendance at their theaters, which depends on the willingness of consumers to visit movie theaters and spend discretionary income at movie theaters. In the event of declining box office and concession revenues, commercial exhibitors may be less willing to invest capital in new IMAX Systems. In addition, a significant portion of systems in the Company’s backlog are expected to be installed in newly built multiplexes. An economic downturn, recession, significant increases in interest rates or other adverse economic developments could impact developers’ ability to secure financing on acceptable terms and complete the buildout of these locations, thereby negatively impacting the Company’s ability to grow its theater network.

Finally, sustained inflationary pressures observed globally, as well as supply chain disruptions resulting from the COVID-19 pandemic or otherwise, could materially increase the cost of our goods, services and personnel, which could cause an increase in our operating costs.

The success of the IMAX network is directly related to the availability and success of IMAX DMR films, and other films released to the IMAX network, as well as the continued purchase or lease of IMAX Systems and other support by movie exhibitors, for which there can be no guarantee.

An important factor affecting the growth and success of the IMAX network is the availability and strategic selection of films for IMAX locations and the box office performance of such films. The Company itself produces only a small number of such films and, as a result, the Company relies principally on films produced by third-party filmmakers and studios, including both Hollywood and local language features converted into the Company’s format. In 2022, 63 new IMAX films were released to the Company’s global network. There is no guarantee that filmmakers and studios will continue to release films to the IMAX network, or that the films selected for release to the IMAX network will be commercially successful. The Company is directly impacted by the commercial success and box office results of the films released to the IMAX network through its joint revenue sharing arrangements, as well as through the percentage of the box office receipts the Company receives from the studios releasing IMAX films, and the Company’s continued ability to secure films, find suitable partners for joint revenue sharing arrangements and to sell IMAX Systems. The commercial success of films released to IMAX locations depends on a number of factors outside of the Company’s control, including whether the film receives critical and consumer acclaim, the timing of its release, the success of the marketing efforts of the studio releasing the film, consumer preferences and trends in cinema attendance. Moreover, films can be subject to delays in production or changes in release schedule, which can negatively impact the number, timing and quality of IMAX films released to the Company’s global network.

In addition, as the Company’s international network has expanded, the Company has signed deals with studios in other countries to convert their films to the Company’s format and release them to the IMAX network. The Company may be unable to select films which will be successful in international markets or may be unsuccessful in selecting the right mix of Hollywood and local language films for a particular country or region, notably Greater China, the Company’s largest market. Also, conflicts in international release schedules may make it difficult to release every IMAX film in certain markets.

The Company depends principally on commercial movie exhibitors to purchase or lease IMAX Systems, to supply box office revenue under joint revenue sharing arrangements and under its sale and sales-type lease agreements and to supply venues in which to exhibit IMAX films. The Company can make no assurances that exhibitors will continue to do any of these things.

The Company is unable to predict the pace at which exhibitors will purchase or lease IMAX Systems or enter into joint revenue sharing arrangements with the Company, or whether any of the Company’s existing exhibitor customers will continue to do any of the foregoing. If exhibitors choose to reduce their levels of expansion, negotiate economic terms that are less favorable to the Company, or decide not to enter into transactions with the Company, the Company’s revenues would not increase at an anticipated rate and motion picture studios may be less willing to convert their films into the Company’s format for exhibition in commercial IMAX locations. As a result, the Company’s future revenues and cash flows could be adversely affected.

The Company is undertaking brand extensions and new business initiatives, and the Company’s investments and efforts in such business evolution may not be successful.

The Company is undertaking brand extensions and new business initiatives. These initiatives represent potential new areas of growth for the Company and could include the offering of new products and services that may not be accepted by the market. The Company has recently explored initiatives in the field of in-home entertainment technology, which is an intensely competitive business and which is dependent on consumer demand, over which the Company has no control. The Company is also exploring new technologies to connect the IMAX network to facilitate bringing more unique content, including broadcasts of live events, to IMAX audiences. If any new brand extensions and business initiatives in which the Company invests or attempts to develop does not progress as planned, the Company may be adversely affected by investment expenses that have not led to the anticipated results, by write-downs of its assets, by the distraction of management from its core business or by damage to its brand or reputation.

New initiatives could involve acquisitions or the formation of joint ventures and business alliances. In September 2022, the Company acquired SSIMWAVE for $19.5 million in cash and 160,547 common shares of the Company with a fair value of $1.9 million with additional earnout consideration. Such transactions and arrangements involve significant challenges and risks, including that they may not advance the Company's long-term business strategy, that the Company realizes an unsatisfactory return on its investments or fails to realize anticipated business synergies, that the Company has difficulty integrating or retaining new employees, systems, and technology, that the Company has disagreements with a relevant partner with respect to financing, management, and development, that the Company fails to identify or anticipate risks and liabilities of acquired companies in advance of acquisition, or that management gets distracted from the Company's core business. Also, it may take longer than expected to realize the full benefits from these transactions and arrangements such as increased revenue or enhanced efficiencies, or the benefits may ultimately be smaller than the Company expected.

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

A significant portion of the GBO generated by the Company’s exhibitor customers and its revenues are generated by customers located outside the United States and Canada. Approximately 62%, 70%, and 77% of the Company’s revenues were derived outside of the United States and Canada in 2022, 2021 and 2020, respectively. As of December 31, 2022, approximately 75% of IMAX Systems in backlog are scheduled to be installed in international markets. The Company’s network spanned 87 different countries as of December 31, 2022, and the Company expects its international operations to continue to account for an increasingly significant portion of its future revenues. There are a number of risks associated with operating in international markets that could negatively affect the Company’s operations, sales and future growth prospects. These risks include:

•
new restrictions on access to markets, both for IMAX Systems and films;
•
unusual or burdensome foreign laws or regulatory requirements or unexpected changes to those laws or requirements, including censorship of content that may restrict what films the Company’s network can present;
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
•
inability to complete installations of IMAX Systems, including as a result of material disruptions or delays in the Company’s supply chains, or collect full payment on installations thereof;
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

Additionally, global geopolitical tensions and actions that governments take in response may adversely impact the Company. In response to the ongoing conflict between Russia and Ukraine, Canada, the United States, and other countries in which the Company operates have imposed broad sanctions and other restrictive actions against governmental and other entities in Russia and Belarus, which in turn have and may continue to have an adverse impact on the Company's business and results of operations in affected regions. In addition, in the wake of the Russia-Ukraine conflict and resulting sanctions, major movie studios suspended the theatrical release of films in Russia and Belarus and financial institutions halted transactions with Russian entities. The Company has notified its exhibitor clients in Russia and Belarus that such sanctions and actions constitute a force majeure event under their system agreements, resulting in the suspension of the Company's obligations thereunder. The scope, intensity, duration and outcome of the conflict is uncertain. Additionally, given the global nature of the Company's operations, any protracted conflict or the broader macroeconomic impact of the Russia-Ukraine conflict and sanctions imposed on Russia, Belarus and other countries could have an adverse impact on the Company's business, results of operations, financial condition, and future performance (the Company has 22 systems in its backlog from Russia, the CIS and Ukraine) and may also magnify the impact of other risks described herein, including the risk of cybersecurity attacks, which have increased in connection with the ongoing conflict and may impact information technology systems unrelated to the conflict, or jeopardize critical infrastructure in jurisdictions where the Company operates.

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

Greater China is the Company’s largest market by revenue, with approximately 24% of overall revenues generated from its Greater China operations in 2022. As of December 31, 2022, the Company had 794 IMAX Systems operating in Greater China with an additional 204 systems in backlog, which represent 45% of the Company’s current backlog. Of the IMAX Systems currently scheduled to be installed in Greater China, 66% are under joint revenue sharing arrangements, which further increases the Company’s ongoing exposure to box office performance in this market.

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

Certain risks and uncertainties of doing business in China are solely within the control of the Chinese government, and Chinese law regulates both the scope of the Company’s continued expansion in China and the business conducted by it within China. For instance, the Chinese government regulates the number, timing, and terms of Hollywood films released to the China market. A number of prominent Hollywood films were denied release dates in China in 2021 and 2022, including several films released in IMAX format in other markets. The Company cannot provide assurance that the Chinese government will continue to permit the release of Hollywood IMAX films in China or that the timing or number of IMAX releases will be favorable to the Company. There are also uncertainties regarding the interpretation and application of laws and regulations and the enforceability of intellectual property and contract rights in China. If the Company were unable to navigate China’s regulatory environment, or if the Company were unable to enforce its intellectual property or contract rights in China, the Company’s business could be adversely impacted.

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

The Company’s primary customers are commercial multiplex exhibitors. Since 2016, the commercial exhibition industry has undergone significant consolidation, including AMC’s acquisition of Carmike Cinemas and Odeon, which includes Nordic and Cineworld's acquisition of Regal. Exhibitor concentration has resulted in certain exhibitor chains constituting a material portion of the Company’s network and revenue. For instance, although Wanda sold its controlling interest in AMC in 2021, it continues to be the Company’s largest exhibitor customer, representing approximately 7% of the Company’s total revenues in 2022. As of December 31, 2022, through the Company’s partnership with Wanda, there were 375 IMAX Systems operational in Greater China and Wanda represented approximately 22% of the commercial network and 4% of the Company’s backlog. The share of the Company’s revenue that is generated by Wanda is expected to continue to grow as the number of Wanda theater systems currently in backlog are opened. No assurance can be given that significant customers such as Wanda will continue to purchase IMAX Systems and/or enter into joint revenue sharing arrangements with the Company and if so, whether contractual terms will be affected. If the Company does business with Wanda or other large exhibitor chains less frequently or on less favorable terms than currently, the Company’s business, financial condition or results of operations may be adversely affected. In addition, an adverse economic impact on a significant customer’s business operations could have a corresponding material adverse effect on the Company.

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

In order to keep pace with changes and advancements in digital technology and in order to continue to provide an experience that is premium to and differentiated from conventional cinema experiences, the Company has made, and expects to continue to make, significant investments in digital technology in the form of research and development and the acquisition of third-party intellectual property and/or proprietary technology. A significant portion of the Company’s recent research and development efforts have been focused on its laser-based projection systems, which began rolling out to the largest theaters in the IMAX network at the end of 2014. Since then, the Company has continued research and development aimed at creating more affordable laser-based solutions with various screen sizes for its commercial multiplex customers. Furthermore, in September 2022, the Company acquired SSIMWAVE, a leader in AI-driven video quality solutions for media and entertainment companies. With the acquisition of SSIMWAVE, the Company’s conducting research and development in perceptual metrics including novel measurement and optimization techniques. The process of developing new technologies is inherently uncertain and subject to certain factors that are outside of the Company’s control, including reliance on third-party partners and suppliers, and the Company can provide no assurance its investments will result in commercially viable advancements to the Company’s existing products or in commercially successful new products, or that any such advancements or products will improve upon existing technology or will be developed within the timeframe expected.

The introduction of new, competing products and technologies could harm the Company’s business.

The out-of-home entertainment industry is very competitive, and the Company faces a number of competitive challenges. The Company faces competition both in the form of technological advances in in-home entertainment, as well as those within the theater-going experience. For example, according to research conducted by Omdia, there were approximately 43,000 conventional-sized screens in North American commercial multiplexes in 2022. In addition, exhibitors and entertainment technology companies have introduced their own branded, large-screen 3D auditoriums or other proprietary theater systems, and in many cases have marketed those auditoriums or theater systems as having similar quality or attributes as an IMAX System. The Company may continue to face competition in the future from companies in the entertainment industry with new technologies and/or substantially greater capital resources to develop and support them. If the Company is unable to continue to deliver a premium movie-going experience, or if other technologies surpass those of the Company, the Company may be unable to continue to produce theater systems which are premium to, or differentiated from, other theater systems. Furthermore, many of the Company's commercial exhibitor customers are reliant on the availability of retail shopping malls at physical locations, which compete with other forms of retailing such as online retail websites, and may be adversely affected by the changes in the retail shopping landscape and consumer purchasing pattern. In return, the Company may be adversely affected by the challenges faced by its exhibitor customers.

As noted above, the Company faces in-home competition from a number of alternative motion picture distribution channels such as home video, streaming services, video-on-demand, internet, and broadcast and cable television. The average exclusive theatrical release window for Hollywood titles has decreased over the years and there can be no assurance that this release window, which is determined by the movie studios, will not shrink further, which could have an adverse impact on the Company’s business and results of operations. In addition, as a result of the COVID-19 pandemic and related movie theater closures, in 2020 and 2021, a number of films were released directly or concurrently to streaming services the same day as to theaters. Most major film studios have since recommitted to exclusive theatrical releases for blockbuster movies. However, there can be no assurance that direct or concurrent release to streaming services will not resume or increase in the future, intensifying in-home competition. The Company further competes for the public’s leisure time and disposable income with other forms of entertainment, including gaming, sporting events, concerts, live theater, social media, and restaurants.

If the Company is unable to continue to produce a differentiated theater experience, consumers may be unwilling to pay the price premiums associated with the cost of IMAX tickets and box office performance of IMAX films may decline. The declining box-office performance of IMAX films could materially and adversely harm the Company’s business and prospects.

The Company may not be able to adequately protect its intellectual property, and competitors could misappropriate its technology or brand, which could weaken its competitive position.

The Company depends on its proprietary knowledge regarding IMAX Systems and digital and film technology, video quality assessment and image enhancement. The Company relies principally upon a combination of copyright, trademark, patent and trade secret laws, restrictions on disclosures and contractual provisions to protect its proprietary and intellectual property rights. These laws and procedures may not be adequate to prevent unauthorized parties from attempting to copy or otherwise obtain the Company’s processes and technology or deter others from developing similar processes or technology, which could weaken the Company’s competitive position and require the Company to incur costs to secure enforcement of its intellectual property rights. The protection provided to the Company’s proprietary technology by the laws of foreign jurisdictions may not protect it as fully as the laws of Canada or the United States. The lack of protection afforded to intellectual property rights in certain international jurisdictions may be increasingly problematic given the extent to which the future growth of the Company is anticipated to come from foreign jurisdictions. Finally, some of the underlying technologies of the Company’s products and system components are not covered by patents or patent applications.

The Company owns patents issued and patent applications pending, including those covering its digital projector, digital conversion technology, laser illumination technology, and other inventions relating to imaging technology and video quality assessment. The Company’s patents are filed in the United States, often with corresponding patents or filed applications in other jurisdictions, such as Canada, China, Belgium, Japan, France, Germany, and the United Kingdom. The patent applications pending may not be issued or the patents may not provide the Company with any competitive advantage. The patent applications may also be challenged by third parties. Several of the Company’s issued patents for improvements to IMAX projection system components expire between 2023 and 2038. If the Company’s patent claims are rendered invalid or unenforceable, or narrowed in scope, the patent coverage afforded the Company’s products and services could be impaired, which could negatively affect its competitive position. In addition, competitors and other third parties may be able to circumvent or design around the Company’s patents and may develop and obtain patent protection for more effective technologies. If these developments were to occur, it could have an adverse effect on the Company’s sales or market position.

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

The IMAX brand stands for the highest quality and most immersive entertainment experiences. Protecting the IMAX brand is a critical element in maintaining the Company’s relationships with studios and its exhibitor clients and building and maintaining brand loyalty and recognition. Though the Company relies on a combination of trademark and copyright law as well as its contractual provisions to protect the IMAX brand, those protections may not be adequate to prevent erosion of the brand over time, particularly in foreign jurisdictions. Erosion of the brand could threaten the demand for the Company’s products and services and impair its ability to grow future revenue streams. In addition, if any of the Company’s registered or unregistered trademarks, trade names or service marks is challenged, infringed, circumvented, declared generic or determined to be infringing on other marks, it could have an adverse effect on the Company’s sales or market position.

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

Any claims that the Company’s business infringes the intellectual property rights of others, regardless of the merit or resolution of such claims, could entail significant costs in responding to, defending, and resolving such claims. An adverse determination in any intellectual property claim could require the Company to pay damages and/or stop using its technologies, trademarks, copyrighted works, and other material found to be in violation of another party’s rights and could prevent the Company from licensing its technologies to others unless we enter into royalty or licensing arrangements with the prevailing party or are able to redesign our products and services to avoid infringement. Such a license may not be available on reasonable terms, if at all, and there can be no assurance that the Company would be able to redesign its services in a way that would not infringe the intellectual property rights of others. Any payments the Company is required to make and any injunction the Company is required to comply with as a result of any infringement could harm its reputation and financial results.

RISKS RELATED TO THE COMPANY’S REVENUES, EARNINGS, AND FINANCIAL POSITION

The Company’s operating results and cash flow can vary substantially from period to period and could increase the volatility of its share price.

The Company’s operating results and cash flow can fluctuate substantially from period to period. In particular, fluctuations in IMAX System installations and GBO performance of IMAX films can materially affect operating results. Factors that have affected the Company’s operating results and cash flow in the past, and are likely to affect its operating results and cash flow in the future, include, among other things:

•
the timing of signing and installation of new IMAX Systems (particularly for installations in newly-built multiplexes, which can result in delays that are beyond the Company’s control);
•
the timing and commercial success of films distributed to the Company’s network;
•
the demand for, and acceptance of, the Company’s products and services;
•
the recognition of revenue of sale and sales-type leases;
•
the classification of leases as sales-type versus operating;
•
the volume of orders received and that can be filled in the quarter;
•
the level of its sales backlog;
•
the signing of film distribution agreements;
•
the financial performance of IMAX Systems operated by the Company’s customers;
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

The Company’s systems revenue can vary significantly from its cash flows under IMAX System sales or lease agreements.

The Company’s systems revenue can vary significantly from the associated cash flows. The Company often provides financing to customers for IMAX Systems on a long-term basis through long-term sale or lease arrangements. The terms of leases or financing receivables are typically 10 to 12 years. The sale and sales-type lease agreements for IMAX Systems typically provide for three major sources of cash flow:

•
initial fees, which are paid in installments generally commencing upon the signing of the agreement until installation of the IMAX System;
•
ongoing fees, which are paid monthly after the IMAX System has been opened to the public and are generally equal to the greater of a fixed minimum amount per annum and a percentage of box office receipts; and
•
ongoing annual maintenance and extended warranty fees, which are generally payable commencing in the second year of theater operations.

Initial fees generally make up the vast majority of cash received under IMAX System sales or sales-type lease agreements for a theater arrangement.

For sale and sales-type leases, the revenue recorded is generally equal to the sum of initial fees and the present value of any future initial payments, and fixed minimum ongoing payments. Sales arrangements also include an estimate of future variable consideration due under the agreement. Cash received from initial fees in advance of meeting the revenue recognition criteria for the IMAX Systems is recorded as deferred revenue.

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

As of December 31, 2022, the Company’s backlog included 450 IMAX Systems, consisting of 162 IMAX Systems under sales or lease arrangements and 288 IMAX Systems under joint revenue sharing arrangements. The Company lists signed contracts for IMAX Systems for which revenue has not been recognized as backlog prior to the time of revenue recognition. The total value of the backlog represents all signed IMAX System sale or lease agreements that are expected to be recognized as revenue in the future and includes initial fees along with the estimated present value of contractual ongoing fees due over the term, and a variable consideration estimate for the IMAX Systems under sales arrangements, but it excludes amounts allocated to maintenance and extended warranty revenues. Notwithstanding the legal obligation to do so, some of the Company’s customers with which it has signed contracts may not accept delivery of IMAX Systems that are included in the Company’s backlog. An economic downturn may exacerbate the risk of customers not accepting delivery of IMAX Systems. Any reduction in backlog could adversely affect the Company’s future revenues and cash flows. In addition, customers with theater system obligations in backlog sometimes request that the Company agree to modify or reduce such obligations, which the Company has agreed to do in the past under certain circumstances. Customer-requested delays in the installation of IMAX Systems in backlog remain a recurring and unpredictable part of the Company’s business.

The Company’s inability to enter into renewals of new sales and lease agreements on favorable terms or at all would adversely affect its cash flows and operating results.

Approximately 11% of the Company’s sales and lease agreements are due to expire in the next 12 months. If these agreements are not renewed, or if the Company is unable to enter into new leases agreements comparable to those currently in effect in a timely manner, then the Company’s theater revenue could be adversely affected. Although the Company has not been informed by any client of its intention not to renew an expiring sales or lease agreement, there can be no assurance that the expiring sales and lease agreements will be renewed or new agreements will be entered into on favorable terms, in a timely manner or at all.

The Company’s revenues from existing customers are derived in part from financial reporting provided by its customers, which may be inaccurate or incomplete, resulting in lost or delayed revenues.

The Company’s revenue under its joint revenue sharing arrangements, a portion of the Company’s payments under lease or sales arrangements and its film distribution fees are based upon financial reporting provided by its customers. If such reporting is inaccurate, incomplete, or withheld, the Company’s ability to receive the appropriate payments it is owed in a timely fashion may be impaired. The Company’s contractual ability to audit IMAX locations may not rectify payments lost or delayed as a result of customers not fulfilling their contractual obligations with respect to financial reporting.

There is collection risk associated with payments to be received over the terms of the Company’s IMAX System agreements.

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

The Company records write-downs for excess and obsolete inventory based upon current estimates of future events and conditions, including the anticipated installation dates for the current backlog of theater system contracts, technological developments, signings in negotiation and anticipated market acceptance of the Company’s current and pending IMAX Systems.

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

As of December 31, 2022, the Company had approximately $413.2 million of consolidated indebtedness and liabilities. The Company may also incur additional indebtedness to meet future financing needs. The Company’s indebtedness could have significant negative consequences for its security holders and its business, results of operations and financial condition by, among other things:

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

The Company’s business may not generate sufficient funds, and the Company may otherwise be unable to maintain sufficient cash reserves, to pay amounts due under its indebtedness, and the Company’s cash needs may increase in the future. In addition, the Credit Agreement contains, and any future indebtedness that the Company incurs may contain, financial and other restrictive covenants that limit its ability to operate, raise capital or make payments under its other indebtedness. If the Company fails to comply with these covenants or to make payments under its indebtedness when due, then the Company would be in default under that indebtedness, which could, in turn, result in that and the Company’s other indebtedness becoming immediately payable in full. For a description of the Company outstanding indebtedness, see Note 15 of Notes to Consolidated Financial Statements in Part II, Item 8.

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

The option counterparties are financial institutions, and the Company will be subject to the risk that they might default under the Capped Call Transactions. The Company’s exposure to the credit risk of the option counterparties will not be secured by any collateral. Global economic conditions have from time to time resulted in the actual or perceived failure or financial difficulties of many financial institutions. If an option counterparty becomes subject to insolvency proceedings, the Company will become an unsecured creditor in those proceedings with a claim equal to the Company’s exposure at that time under our transactions with that option counterparty. The Company’s exposure will depend on many factors, but, generally, the increase in the Company’s exposure will be correlated with increases in the market price or the volatility of its common shares. In addition, upon a default by an option counterparty, the Company may suffer adverse tax consequences and more dilution than the Company currently anticipates with respect to its common shares. The Company can provide no assurances as to the financial stability or viability of any option counterparty. In addition, the Capped Call Transactions are complex, and they may not operate as planned. For example, the terms of the Capped Call Transactions may be subject to adjustment, modification or, in some cases, renegotiation if certain corporate or other transactions occur. Accordingly, these transactions may not operate as the Company intends if it is required to adjust their terms as a result of transactions in the future or upon unanticipated developments that may adversely affect the functioning of the Capped Call Transactions.

GENERAL RISK FACTORS

The loss of one or more of the Company’s key personnel, or its failure to attract and retain its employee population, could adversely affect its business.

The Company’s operations and prospects depend in large part on the performance and continued service of its senior management team. The competition for experienced senior management in the Company’s industry is intense, and the Company may not find qualified replacements for any of these individuals if their services are no longer available on the same terms or at all. The loss of the services of one or more members of the Company’s senior management team could adversely affect its ability to effectively pursue its business strategy.

In addition, the Company may experience challenges with respect to employee retention given the current competitive labor market. A number of external factors beyond the Company’s control, including its industry’s highly competitive market for skilled workers and leaders, cost inflation, and workforce participation rates, may negatively affect the Company’s ability to retain and attract qualified employees. If the Company experiences high attrition rates in its employee population, the results of our operations may be adversely affected.

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

Growing public concern about climate change has resulted in the increased focus of local, state, regional, national and international regulatory bodies on climate change issues. As a result, climate change regulation and market reactions to climate change could adversely impact the Company’s business, including the potential for an increase in climate risk assessment. Such enhanced governmental and societal attention to climate matters, including expanding mandatory and voluntary reporting, diligence, and disclosure on topics such as climate change impacts, carbon emissions, water usage, waste management, and risk oversight, could expand the nature, scope, and complexity of matters that the Company is required to control, assess, and report. Furthermore, regulatory efforts to combat climate change could result in increases in the cost of raw materials, taxes, transportation and utilities for the Company’s suppliers and vendors which would result in higher operating costs for the Company and potentially impact the availability of components used in the Company’s systems. These and other rapidly changing laws, regulations, policies, interpretations, and expectations may increase the cost of the Company’s compliance, divert management attention, alter the environment in which it does business, and expose the Company to potentially significant fines or other penalties if it is unable to comply with such laws, regulations or policies, any of which could have a material adverse effect on the Company’s business, results of operations, and financial condition. In addition, the shift toward a lower-carbon economy, driven by policy regulations, low-carbon technology advancement, consumer sentiment, and/or liability risks, may negatively impact the Company’s business and operating costs. However, the Company is unable to predict at this time, the potential effects, if any, that any climate change initiatives may have on its business.

The Company’s business and financial results could be adversely affected by weather conditions and natural and man-made disasters.

Physical risks, including man-made disasters, such as infrastructure failures, structural collapse, fires, explosions, and acts of war and terror, as well as weather conditions and natural disasters, such as earthquakes, droughts, floods, hailstorms, heavy or prolonged precipitation, wildfires, hurricanes, sea level rise and others, affecting the IMAX global network or corporate locations, could harm the Company’s business. Additionally, the physical impacts of climate change may cause occurrences of natural disasters to increase in frequency, severity and duration, magnifying the adverse impact of such occurrences and the cost of insuring against them. The climates and geology of some of the regions in which the Company’s principal offices are located, including California, present increased risks of adverse weather or natural disasters. Any such events in the future could disrupt the Company’s operations and impact the Company’s ability to serve its customers.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company’s principal executive offices are located in Mississauga, Ontario, Canada, New York, New York, and Playa Vista, California. As of December 31, 2022, the Company’s principal facilities are as follows:

	Operation	Own/Lease	Expiration
Mississauga, Ontario(1)	Headquarters, Administrative, Assembly, Research and Development,
	and Maintenance Services	Own	N/A
Playa Vista, California	Sales, Marketing, Film Production and Post-Production	Own	N/A
New York, New York	Executive	Lease	2029
Tokyo, Japan	Sales, Marketing, and Maintenance Services	Lease	2023
Shanghai, China	Sales, Marketing, Maintenance Services, and Administrative	Lease	2025
Waterloo, Ontario(2)	Sales, Marketing, Administrative, and Research and Development	Lease	2023
Dublin, Ireland	Sales, Marketing, Administrative, and Research and Development	Lease	2026
London, United Kingdom	Sales	Lease	2023

(1)
This facility is subject to a charge in favor of Wells Fargo Bank in connection with a secured revolving credit facility. (See Note 15 of Notes to Consolidated Financial Statements in Part II, Item 8.)
(2)
Related to SSIMWAVE, which was acquired on September 22, 2022. See Note 5 of Notes to Consolidated Financial Statements in Part II, Item 8 for additional information related to the Company's acquisition of SSIMWAVE.

The Company believes that its existing facilities and equipment are in good operating condition and are suitable for the conduct of its business.

Item 3. Legal Proceedings

See Note 17 of Notes to Consolidated Financial Statements in Part II, Item 8.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

The Company’s common shares are traded on the NYSE under the symbol “IMAX”.

As of January 31, 2023, the Company had approximately 253 registered holders of record of its common shares.

Over the last few years, the Company has not paid, nor does the Company have any current plans to pay, cash dividends on its common shares. The payment of dividends by the Company is subject to certain restrictions under the terms of the Company’s indebtedness (see Note 15 of Notes to Consolidated Financial Statements in Part II, Item 8). The payment of any future dividends will be determined by the Board of Directors in light of conditions then existing, including the Company’s financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board of Directors.

The Company grants two types of performance stock units (“PSU”), one which vests based on a combination of employee service and the achievement of certain EBITDA-based targets, and one which vests based on a combination of employee service and the achievement of total shareholder return (“TSR”) targets. The achievement of the EBITDA and TSR targets in these PSUs is determined over a three-year performance period. At the conclusion of the three-year performance period, the number of PSUs that ultimately vest can range from 0% to a maximum vesting opportunity of 175% of the initial award, depending upon actual performance versus the established EBITDA and stock-price targets.

Equity Compensation Plans

The following table sets forth information regarding the Company’s Equity Compensation Plan as of December 31, 2022:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)	(b)(2)	(c)
Equity compensation plans approved by security holders	5,788,499	$16.42	5,866,199
Equity compensation plans not approved by security holders	nil	nil	nil
Total(1)	5,788,499	$16.42	5,866,199

(1)
The number of securities to be issued upon exercise of outstanding options, warrants, and rights excludes 698,787 common shares that may be issued with respect to PSUs outstanding, assuming full achievement of the EBITDA and TSR targets.
(2)
The weighted average exercise price is calculated based solely on outstanding stock options and does not take into account common shares that are subject to outstanding RSUs and PSUs, which do not have an exercise price.

Performance Graph

The following graph compares the total cumulative shareholder return for $100 invested on December 31, 2017 (assuming that all dividends were reinvested) in common shares of the Company against the cumulative total return of the NYSE Composite Index, the S&P/TSX Composite Index and the IMAX Peer Group to the end of the most recently completed fiscal year. The IMAX Peer Group consists of Ambarella, Inc., Avid Technologies, Inc., Cinemark Holdings, Inc., Cineplex Inc., Dolby Laboratories, Inc., Harmonic Inc., Lions Gate Entertainment Corp., The Marcus Corporation, and World Wrestling Entertainment, Inc.

Issuer Purchases of Equity Securities

On April 28, 2022 and July 28, 2022, the Company’s Board of Directors approved a 12-month extension to its share repurchase program through June 30, 2023 and an increase of $200.0 million in the share repurchase program, respectively. With the increase of $200.0 million, the Company's total share repurchase authority is $400.0 million under the current share repurchase program. As of December 31, 2022, the Company had $193.4 million available under its approved repurchase program. The repurchases may be made either in the open market or through private transactions, including repurchases made pursuant a plan intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, subject to market conditions, applicable legal requirements, and other relevant factors. The Company has no obligation to repurchase shares and the share repurchase program may be suspended or discontinued by the Company at any time. During the three months ended December 31, 2022, the Company repurchased 1,900,156 common shares at an average price of $14.01 per share, for a total of $26.6 million, excluding commissions, of which 140,000 were common shares (2021 ― nil) where settlement occurred subsequent to December 31, 2022, at an average price of $14.45 per share, for a total of $2.0 million, excluding commission.

As of December 31, 2022 and December 31, 2021, the IMAX LTIP trustee did not hold any shares. Any shares held with the trustee are recorded at cost and are reported as a reduction against Capital Stock on the Company's Consolidated Balance Sheets.

Subsequent to December 31, 2022 and through February 21, 2023, the Company completed repurchases through a 10b5-1 program of 109,477 shares at an average of $14.87 per share, for a total cost of $1.6 million, excluding commission.

The Company’s common share repurchase program activity for the three months ended December 31, 2022 was as follows:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum value of shares that may yet be purchased under the program
October 1 through October 31, 2022	1,129,774	$13.96	1,129,774	$204,292,849
November 1 through November 30, 2022	—	—	—	204,292,849
December 1 through December 31, 2022	770,382	14.10	770,382	193,433,166
Total	1,900,156	$14.01	1,900,156

In 2021, IMAX China’s shareholders granted its Board of Directors a general mandate authorizing the Board, subject to applicable laws, to repurchase shares of IMAX China not to exceed 10% of the total number of issued shares as of May 6, 2021 (34,835,824 shares). This program expired on the date of the 2022 Annual General Meeting of IMAX China on June 23, 2022. During the 2022 Annual General Meeting, shareholders approved the repurchase of shares of IMAX China not to exceed 10% of the total number of issued shares as of June 23, 2022 (34,063,480 shares). This program will be valid until the 2023 Annual General Meeting of IMAX China. The repurchases may be made in the open market or through other means permitted by applicable laws. IMAX China has no obligation to repurchase its shares and the share repurchase program may be suspended or discontinued by IMAX China at any time. During the three months ended December 31, 2022, IMAX China did not repurchase any common shares.

The total number of shares purchased during the year ended December 31, 2022, under both the Company and IMAX China’s repurchase plans, does not include any shares purchased in the administration of employee share-based compensation plans.

(See Note 15 of Notes to Consolidated Financial Statements for a summary of the material terms and conditions of the Company’s revolving credit facility, which include a limitation of the amount of permitted share repurchases.)

Issuer Sales of Unregistered Securities

Please see Note 18(c) of Notes to Consolidated Financial Statements in Part II, Item 8.

Item 6. Selected Financial Data

Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

IMAX Corporation, together with its consolidated subsidiaries (the “Company”, or “IMAX”) is a Canadian corporation that was formed in March 1994 as a result of an amalgamation between WGIM Acquisition Corp. and the former IMAX Corporation (“Predecessor IMAX”). Predecessor IMAX was incorporated in 1967.

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

The Company leverages its proprietary technology and engineering in all aspects of its business, which principally consists of the digital remastering of films and other content into the IMAX format (“IMAX DMR”®) and the sale or lease of premium IMAX theater systems (“IMAX System(s)”).

IMAX Systems are based on proprietary and patented image, audio and other technology developed over the course of the Company’s history since its founding in 1967. The customers for IMAX Systems are principally theater exhibitors that operate commercial multiplex theaters, and, to a much lesser extent, museums, science centers and destination entertainment sites. The Company generally does not own the locations in the IMAX network, and is not an exhibitor, but instead sells or leases the IMAX System to exhibitor customers along with a license to use its trademarks and ongoing maintenance services.

As of December 31, 2022, there were 1,716 IMAX Systems operating in 87 countries and territories, including 1,633 commercial multiplexes, 12 commercial destinations, and 71 institutional locations in the Company's global network. This compares to 1,683 IMAX Systems operating in 87 countries and territories as of December 31, 2021, including 1,599 commercial multiplexes, 12 commercial destinations, and 72 institutional locations in the Company's global network. (See the table below under “IMAX Network and Backlog” for additional information on the composition of the IMAX network.)

The IMAX System provides the Company’s exhibitor customers with a combination of the following benefits:

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
•
advanced sound system components, which deliver more expansive sound imagery and pinpointed origination of sound to any specific spot in a theater equipped with an IMAX System;
•
specialized theater acoustics, which result in a four-fold reduction in background noise;
•
ongoing maintenance and extended warranty services, and
•
a license to the globally recognized IMAX brand.

In addition, certain movies shown in the IMAX network are filmed using proprietary IMAX film cameras or IMAX certified digital cameras, which offer filmmakers customized guidance and a workflow process to provide further enhanced and differentiated image quality and an IMAX-exclusive film aspect ratio that delivers up to 26% more image onto a standard IMAX movie screen. In select IMAX locations worldwide, movies filmed with IMAX cameras have an IMAX-exclusive 1.43 film aspect ratio, with up to 67% more image.

Together, these components cause audiences in IMAX locations to feel as if they are a part of the on-screen action, creating a more intense, immersive, and exciting experience than a traditional theater.

As a result of the engineering and scientific achievements that are a hallmark of The IMAX Experience®, the Company's exhibitor customers typically charge a premium for IMAX films over films exhibited in their other auditoriums. The premium pricing, combined with the higher attendance levels associated with IMAX films, generates incremental box office for the Company's exhibitor customers and for the movie studios releasing their films to the IMAX network. The incremental box office generated by IMAX films has helped establish IMAX as a key premium distribution and marketing platform for Hollywood and foreign local language movie studios.

In addition, the Company continues to evolve its platform to bring new, innovative IMAX LiveTM events and experiences to audiences worldwide. The Company has a footprint of connected IMAX Systems capable of delivering live, interactive content with low latency and superior sight and sound. As of December 31, 2022, 253 systems in the IMAX network across North America, Europe and Asia were configured with connectivity to deliver live and interactive events.

As a premier global technology platform for entertainment and events, the Company strives to remain at the forefront of advancements in cinema technology. The Company offers a suite of IMAX Laser Systems, which deliver increased resolution, sharper and brighter images, deeper contrast, and the widest range of colors available to filmmakers today. The Company further believes that its suite of IMAX Laser Systems are helping facilitate the next major renewal and upgrade cycle for the global IMAX network.

In September 2022, the Company acquired SSIMWAVE Inc. (“SSIMWAVE”), a Canadian company, a leader in AI-driven video quality solutions for media and entertainment companies. The acquisition of SSIMWAVE marks a significant expansion of the Company's strategy to deliver the highest quality images on any screen — to drive new, recurring revenue and grow its global leadership in entertainment technology. (See “SSIMWAVE” under “Sources of Revenue - All Other” and Note 5 of Notes to Consolidated Financial Statements in Part II, Item 8 for additional information related to the Company's acquisition of SSIMWAVE.)

Commencing in March 2022, in response to numerous sanctions imposed by the United States, Canada and the European Union on companies transacting in Russia and Belarus resulting from ongoing conflict between Russia and Ukraine, the Company suspended its operations in Russia and Belarus. As of December 31, 2022, the IMAX network includes 54 theaters in Russia, eight theaters in Ukraine, and one theater in Belarus, and the Company's backlog includes 14 theaters in Russia, one theater in Ukraine, and five theaters in Belarus with a total fixed contracted value of $22.9 million. In the first quarter of 2022, the Company recorded provisions for potential credit losses against substantially all of its receivables in Russia due to uncertainties associated with the ongoing conflict. These receivables relate to existing sale agreements as the Company is not party to any joint revenue sharing arrangements in these countries. In addition, exhibitors in Russia, Ukraine, and Belarus were placed on nonaccrual status for maintenance revenue and finance income beginning in the first quarter of 2022, which resulted in revenue deferred and not recognized of $2.3 million during the year ended December 31, 2022. Most multiplexes in Ukraine have reopened since the conflict began and the Company remains optimistic that its full network in Ukraine will ultimately resume operations. The Company continues to closely monitor the evolving impacts of this conflict (including the sanctions imposed by the United States, Canada and the European Union) and its effects on the global economy and the Company. (See “Risk Factors - The Company conducts business internationally, which exposes it to uncertainties and risks that could negatively affect its operations, sales, and future growth prospects.” in Part I, Item 1A and Note 6 of Notes to Consolidated Financial Statements in Part II, Item 8.)

On September 7, 2022, Cineworld Group plc (“Cineworld”), the parent company of Regal, and certain of its subsidiaries and Regal CineMedia Holdings, LLC, filed petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the Southern District of Texas. The Company had an unsecured pre-petition claim of $11.4 million related to receivables from the entities included in the reorganization proceedings. On October 21, 2022, the Company was ratified by the bankruptcy court as a critical vendor of Cineworld, allowing the Company to collect pre-petition amounts owed to it by Cineworld, and requiring Cineworld to stay current on the Company’s post-petition receivables. On November 8, 2022, IMAX Corporation entered into a trade agreement with Cineworld (the “Trade Agreement”), pursuant to which Cineworld affirmed the amount of the receivables owed to the Company and agreed to a payment plan under which all amounts due will be settled over the period from November 9, 2022 to April 12, 2023. As of February 20, 2023, the Company had received payments of $7.2 million from Cineworld in accordance with the terms of the Trade Agreement. Based on its evaluation of its contracts with Cineworld, its assessment of the reorganization and its discussions with Cineworld to date, the Company has determined that no additional provision for expected credit losses is required. The Company also does not expect to see a material impact on its IMAX network with Cineworld resulting from this reorganization. There can, however, be no guarantees as to the ultimate outcome of a Chapter 11 proceeding.

IMPACT OF COVID-19 PANDEMIC

The COVID-19 pandemic and the measures to prevent its spread have impacted the Company’s business and the global economy. Capacity restrictions and safety protocols were lifted then reinstituted at various points since the third quarter of 2020. Although normal operations have resumed in most key markets and movie theaters throughout the IMAX network, the Company’s business continues to experience impact from COVID-19. For example, following the emergence of the Omicron variant and the rise of COVID-19 cases in China in the first quarter of 2022, the Chinese government reinstituted capacity restrictions and safety protocols on large public gatherings and enforced a dynamic zero-COVID policy, which led to the temporary lock-down of various cities and the temporary closure of theaters in these cities. At the end of 2022, the Chinese government relaxed its dynamic zero-COVID policies and significantly eased capacity restrictions. As of December 31, 2022, approximately 97% of the IMAX network in Greater China was open at various capacities.

For the year ended December 31, 2022, gross box office (“GBO”) generated by IMAX films totaled $849.7 million, representing a $211.5 million (33%) increase versus 2021. Although GBO results during 2022 were impacted by the COVID-related theater closures in China, management remains encouraged by the overall positive trend in box office results and believes it indicates that moviegoers are returning to theaters, and in particular IMAX locations, where and when theaters are open, and they feel safe. Despite accounting for approximately 1% of all domestic screens and less than 1% of all screens globally, the IMAX network had a domestic market share of 5% and a global market share of 3% for the year ended December 31, 2022. Management is further encouraged by the return of the prevalence of exclusive theatrical windows and the strong pipeline of Hollywood movies scheduled to be released for theatrical exhibition throughout the remainder of 2023. However, the impact of the COVID-19 pandemic on the Company's business and financial results will continue to depend on numerous evolving factors that cannot be accurately predicted and that will vary by jurisdiction and market.

(See “Risk Factors – The Company experienced a significant decrease in its revenues, earnings and cash flows due to the COVID-19 pandemic and its business, financial condition and results of operations may continue to be significantly harmed in future reporting periods” in Part I, Item 1A, and Note 2 of Notes to Consolidated Financial Statements in Part II, Item 8.)

SOURCES OF REVENUE

For the presentation of Management's Discussion & Analysis, the Company has organized its reportable segments into the following three categories: (i) IMAX Technology Network; (ii) IMAX Technology Sales and Maintenance; and (iii) Film Distribution and Post-Production. Within these three categories are the Company’s following reportable segments: (i) IMAX DMR; (ii) Joint Revenue Sharing Arrangements (“JRSA”); (iii) IMAX Systems; (iv) IMAX Maintenance; (v) Other Theater Business; (vi) Film Distribution; and (vii) Film Post-Production. The Company's activities that do not meet the criteria to be considered a reportable segment are disclosed within All Other.

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

IMAX DMR digitally enhances the image resolution of films for projection on IMAX screens while maintaining or enhancing the visual clarity and sound quality to levels for which The IMAX Experience is known. In addition, the original soundtrack of a film to be exhibited across the IMAX network is remastered for IMAX digital sound systems. Unlike the soundtracks played in conventional theaters, IMAX remastered soundtracks are uncompressed and full fidelity. IMAX sound systems use proprietary loudspeaker systems and proprietary surround sound configurations that ensure every theater seat is in an optimal listening position.

IMAX films also benefit from enhancements made by individual filmmakers exclusively for the IMAX release of the film. Collectively, the Company refers to these enhancements as “IMAX DNA”. Filmmakers and movie studios have sought IMAX-specific enhancements in recent years to generate interest in and excitement for their films. Such enhancements include shooting films with IMAX cameras to increase the audience's immersion in the film and to take advantage of the unique dimensions of the IMAX screen by projecting the film in a larger aspect ratio that delivers up to 26% more image onto a standard IMAX movie screen. In select IMAX locations worldwide, movies filmed with IMAX cameras have an IMAX-exclusive 1.43 film aspect ratio, with up to 67% more image. The Company has a Filmed For IMAXTM program under which filmmakers craft films from their inception in various ways in order to optimize The IMAX Experience and includes incremental and bespoke marketing support, which box office metrics demonstrate audiences respond extremely favorably to.

Management believes that growth in international box office remains an important driver of growth for the Company. To support continued growth in international markets, the Company is focused on the expansion of the IMAX network and has sought to bolster its international film strategy, supplementing its slate of Hollywood films with appealing local language films released in select markets, including China, Japan, India, and South Korea.

The following table provides detailed information about the films that were released to the Company's global network during the years ended December 31, 2022 and 2021:

	For the Years Ended December 31,
	2022	2021
Hollywood film releases(1)	32	35
Local language film releases:
China	15	21
Japan	8	9
South Korea	5	1
India	6	—
France	1	—
Russia	—	1
Indonesia	1	—
Total local language film releases	36	32
Total film releases(2)	68	67

(1)
Includes five re-released films for the year ended December 31, 2022 (2021 — four).
(2)
For the year ended December 31, 2022, the films released to the Company's global network include 12 with IMAX DNA (2021 — ten).

The films distributed through the Company's global network during the year ended December 31, 2022 include Avatar: The Way of Water, Top Gun: Maverick, Doctor Strange in the Multiverse of Madness, Jurassic World Dominion, The Batman, Black Panther: Wakanda Forever, Thor: Love and Thunder, The Battle at Lake Changjin 2, and Spider-Man: No Way Home.

The Company concluded 2022 with the release of Avatar: The Way of Water on December 16, 2022 which became the Company's highest grossing release of 2022 by earning $140.2 million of GBO (or 11% market share) during the year ended December 31, 2022. This momentum has carried over into 2023 throughout the remainder of the film's theatrical run with its cumulative GBO of approximately $250 million, cementing the title as the highest global first run IMAX release of all time, and the top performing IMAX release of all time in 48 countries to date.

To date, in 2023, nine titles have been released to the global IMAX network, including one re-release, and the Company has announced the following additional 29 titles to be released in 2023:

Scheduled
Title	Studio	Release Date(1)	IMAX DNA
Creed III	United Artists Releasing	March 2023	Filmed For IMAX
Shazam!: Fury of the Gods	Warner Bros. Pictures	March 2023	—
Shin Kamen Rider	Toho Studios	March 2023	—
John Wick: Chapter 4	Lionsgate	March 2023	—
Dungeons & Dragons: Honor Among Thieves	Paramount Pictures	March 2023	—
Bholaa	Reliance Entertainment	March 2023	—
The Super Mario Bros. Movie	Universal Pictures	April 2023	—
The Three Musketeers: D'Artagnan	Pathé	April 2023	—
Detective Conan: The Black Iron Submarine	Toho Studios	April 2023	—
Ponniyin Selvan: II	Lyca Productions	April 2023	—
Guardians of the Galaxy Vol. 3	Walt Disney Studios	May 2023	Filmed For IMAX
Fast X	Universal Pictures	May 2023	—
The Little Mermaid	Walt Disney Studios	May 2023	—
Spider-Man: Across the Spider-Verse	Sony Pictures	June 2023	—
Transformers: Rise of the Beasts	Paramount Pictures	June 2023	—
The Flash	Warner Bros. Pictures	June 2023	—
Adipurush	T-Series	June 2023	—
Indiana Jones and the Dial of Destiny	Walt Disney Studios	July 2023	—
Mission: Impossible - Dead Reckoning Part One	Paramount Pictures	July 2023	—
Oppenheimer	Universal Pictures	July 2023	Shot with IMAX Film Cameras
Blue Beetle	Warner Bros. Pictures	August 2023	Filmed For IMAX
The Equalizer 3	Sony Pictures	September 2023	—
The Nun 2	Warner Bros. Pictures	September 2023	—
A Haunting in Venice	Walt Disney Studios	September 2023	—
Kraven the Hunter	Sony Pictures	October 2023	—
Untitled Exorcist	Universal Pictures	October 2023	—
Dune: Part Two	Warner Bros. Pictures	November 2023	Filmed For IMAX
Wonka	Warner Bros. Pictures	December 2023	—
Aquaman and the Lost Kingdom	Warner Bros. Pictures	December 2023	Filmed For IMAX

(1)
The scheduled release dates in the table above are subject to change, may vary by territory, and may not reflect the date(s) of limited premiere events.

The Company remains in active negotiations with studios for additional films to fill out its short- and long-term film slate for the IMAX network. The Company also expects to announce additional local language films to be released to its global network throughout 2023.

Joint Revenue Sharing Arrangements – Contingent Rent

The JRSA segment provides IMAX Systems to exhibitors through joint revenue sharing arrangements. Under the traditional form of these arrangements, the Company provides the IMAX System under a long-term lease in which the Company assumes the majority of the equipment and installation costs. In exchange for its upfront investment, the Company earns rent based on a percentage of contingent box office receipts and, in some cases, concession revenues, rather than requiring the customer to pay a fixed upfront fee or annual minimum payments. Rental payments from the customer are required throughout the term of the arrangement and are due either monthly or quarterly. The Company retains title to the IMAX System equipment components throughout the lease term, and the equipment is returned to the Company at the conclusion of the arrangement.

Under certain other joint revenue sharing arrangements, known as hybrid arrangements, the customer is responsible for making fixed upfront payments prior to the delivery and installation of the IMAX System in an amount that is typically half of what the Company would receive from a typical sale transaction. As with a traditional joint revenue sharing arrangement, the customer also pays the Company a percentage of contingent box office receipts over the term of the arrangement, although this percentage is typically half that of a traditional joint revenue sharing arrangement. For hybrid joint revenue sharing arrangements that take the form of a lease, the contingent rent is reported within the IMAX Technology Network, while the fixed upfront payment is recorded as revenue within IMAX Technology Sales and Maintenance, as discussed below. For hybrid joint revenue sharing arrangements that take the form of a sale, see the discussion below under IMAX Technology Sales and Maintenance.

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

The revenue earned from customers under the Company’s joint revenue sharing arrangements can vary from quarter-to-quarter and year-to-year based on a number of factors including film performance, the mix of theater system configurations, the timing of installation of IMAX Systems, the nature of the arrangement, the location, size and management of the theater and other factors specific to individual arrangements.

Joint revenue sharing arrangements also require IMAX to provide maintenance and extended warranty services to the customer over the term of the lease in exchange for a separate fixed annual fee. These fees are reported within IMAX Technology Sales and Maintenance, as discussed below.

Joint revenue sharing arrangements have been an important factor in the expansion of the Company’s commercial theater network. Joint revenue sharing arrangements allow commercial theater exhibitors to install IMAX Systems without the significant initial capital investment required in a sale or sales-type lease arrangement. Joint revenue sharing arrangements drive recurring cash flows and earnings for the Company as customers under these arrangements pay the Company a portion of their ongoing box office receipts. The Company funds its investment in equipment for joint revenue sharing arrangements through cash flows from operations. As of December 31, 2022, the Company had 931 locations in operation under joint revenue sharing arrangements in its global commercial multiplex network, a 2% increase as compared to the 909 locations as of December 31, 2021. The Company also had contracts in backlog for 288 systems under joint revenue sharing arrangements as of December 31, 2022, including 76 upgrades to existing locations and 212 new locations.

IMAX Technology Sales and Maintenance

The IMAX Technology Sales and Maintenance category earns revenue principally from the sale or sales-type lease of IMAX Systems, as well as from the maintenance of IMAX Systems. To a lesser extent, the IMAX Technology Sales and Maintenance category also earns revenue from certain hybrid joint revenue sharing arrangements and certain ancillary theater business activities. These activities are described in more detail below under the captioned section for each respective segment.

IMAX Systems

The IMAX Systems segment provides IMAX Systems to exhibitors through sale arrangements or long-term lease arrangements that for accounting purposes are classified as sales-type leases. Under these arrangements, in exchange for providing the IMAX System, the Company earns initial fees and ongoing consideration, which can include fixed annual minimum payments and contingent fees in excess of the minimum payments, as well as maintenance and extended warranty fees (see “IMAX Maintenance” below). The initial fees vary depending on the system configuration and location of the theater. Initial fees are paid to the Company in installments between the time of signing the arrangement and the time of system installation, which is when the total of these fees, in addition to the present value of future annual minimum payments, are recognized as revenue. Finance income is recognized over the term of a financed sale or sales-type lease arrangement. In addition, in sale arrangements, an estimate of the contingent fees that may become due if certain annual minimum box office receipt thresholds are exceeded is recorded as revenue in the period when the sale is recognized and is adjusted in future periods based on actual results and changes in estimates. Such variable consideration is only recognized on sales transactions to the extent the Company believes there is not a risk of significant revenue reversal.

In sale arrangements, title to the IMAX System equipment generally transfers to the customer. However, in certain instances, the Company retains title or a security interest in the equipment until the customer has made all payments required by the agreement or until certain shipment events for the equipment have occurred. In a sales-type lease arrangement, title to the IMAX System equipment remains with the Company. The Company has the right to remove the equipment for non-payment or other defaults by the customer.

The revenue earned from customers under the Company's theater system sale or lease agreements varies from quarter-to-quarter and year-to-year based on a number of factors, including the number and mix of theater system configurations sold or leased, the timing of installation of the IMAX Systems, the nature of the arrangement and other factors specific to individual contracts.

Joint Revenue Sharing Arrangements – Fixed Fees

Under certain joint revenue sharing arrangements, known as hybrid arrangements, the customer is responsible for making fixed upfront payments prior to the delivery and installation of the IMAX System in an amount that is typically half of what the Company would receive from a typical sale transaction. For hybrid joint revenue sharing arrangements that take the form of a lease, the contingent rent is reported within the IMAX Technology Network, as discussed above, while the fixed upfront payment is reported within IMAX Technology Sales and Maintenance.

IMAX Maintenance

IMAX System arrangements also include a requirement for the Company to provide maintenance services over the life of the arrangement in exchange for an extended warranty and annual maintenance fee paid by the exhibitor. Under these arrangements, the Company provides preventative and emergency maintenance services to ensure that each presentation is up to the highest IMAX quality standard. Annual maintenance fees are paid throughout the duration of the term of the system agreements.

Other Theater Business

The Other Theater Business segment principally includes after-market sales of IMAX System parts and 3D glasses.

Film Distribution and Post-Production

Film Distribution

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

In addition, the Company continues to evolve its platform to bring new, innovative IMAX LiveTM events and experiences to audiences worldwide. The Company has a footprint of connected IMAX Systems capable of delivering live, interactive content with low latency and superior sight and sound. As of December 31, 2022, 253 systems in the IMAX network across North America, Europe and Asia were configured with connectivity to deliver live and interactive events.

In 2022, the Company partnered with Disney for a live Q&A with director and producer Peter Jackson, followed by a special screening of The Beatles: Get Back – The Rooftop Concert, which was later released across the IMAX global network. Additionally, the Company presented Brandi Carlile: In The Canyon Haze - Live from Laurel Canyon, a one-night-only live concert performing her new deluxe album In The Canyon Haze for the very first time, in connected locations across the United States, among various other live events and special screenings presented throughout 2022.

The Company continues to believe that the IMAX network serves as a valuable platform to launch and distribute original content.

Post-Production

Through its Post-Production segment, the Company provides film post-production and quality control services for large-format films, whether produced by IMAX or third parties, and digital post-production services.

All Other

IMAX Enhanced

IMAX Enhanced is an initiative, in partnership with audio leader DTS (an Xperi subsidiary), to bring The IMAX Experience into the home. IMAX Enhanced provides end-to-end premium technology across streaming content and best-in-class entertainment devices, offering consumers high-fidelity playback of image and sound in the home and beyond, including the following features:

•
IMAX’s expanded aspect ratio, which is available on select titles and streaming platforms, including Disney+;
•
IMAX’s proprietary remastering technology, which produces more vivid, higher-fidelity 4K HDR images on premium televisions; and

•
IMAX Signature Sound, which is specially recreated and calibrated for the home by DTS to unlock more immersive audio.

To be certified as IMAX Enhanced, leading consumer electronics manufacturers spanning 4K/8K televisions, projectors, A/V receivers, loudspeakers, soundbars, smartphones, personal computers, tablets, and more must meet a carefully prescribed set of audiovisual performance standards, set by a certification committee of IMAX and DTS engineers, along with some of Hollywood’s leading technical specialists.

At present, certified global device partners include Sony Electronics, Hisense, TCL, LG, Phillips, Hewlett Packard, Xiaomi, Sound United and Honor, among others. As of December 31, 2022, more than 250 IMAX Enhanced titles have been released across five of the biggest streaming platforms worldwide: Disney+, Sony Bravia CORE, Tencent Video, iQiyi and Rakuten TV. Over 10 million IMAX Enhanced certified devices are estimated to be in the market today.

The Company's collaboration with Disney allows fans to stream 18 Disney titles in IMAX's Expanded Aspect Ratio at home on Disney+, including Doctor Strange in the Multiverse of Madness, Shang-Chi and The Legend of The Ten Rings, and Eternals, as well as Iron Man, Guardians of the Galaxy, Guardians of the Galaxy Vol. 2, Captain America: Civil War, Doctor Strange, Thor: Ragnarok, Black Panther, Avengers: Infinity War, Ant-Man and The Wasp, Captain Marvel, Avengers: Endgame, Black Widow, Lightyear, Thor: Love and Thunder, and Black Panther: Wakanda Forever (content availability varies by region). The launch of IMAX Enhanced on Disney+ provides strong brand exposure for IMAX by expanding the Company's in-home entertainment footprint to Disney+ and the majority of its 160 million global subscribers. In 2023, IMAX Enhanced is expected to enable an elevated end-to-end experience on Disney+, with IMAX Signature Sound coming to subscribers with IMAX Enhanced certified devices.

IMAX Enhanced is part of the Company's next evolutionary step to extend the IMAX brand and technology further into new use cases, including streaming entertainment and the consumer electronics market.

In the first quarter of 2022, the Company's internal reporting was updated to reclassify the results of IMAX Enhanced out of the New Business Initiatives segment and into All Other for segment reporting purposes. IMAX Enhanced was the only component of the New Business Initiatives segment.

SSIMWAVE

On September 22, 2022, the Company acquired all of the issued and outstanding shares of SSIMWAVE pursuant to a share purchase agreement by and among the Company, SSIMWAVE, and related shareholders (the “Sellers”). SSIMWAVE provides perceptual quality measurement and optimization solutions based on artificial intelligence technologies for leading media and entertainment companies. Following the acquisition, SSIMWAVE became a wholly-owned subsidiary of the Company.

As consideration for the acquisition of SSIMWAVE, the Company paid an aggregate purchase price of $23.2 million, comprised of: (i) $19.5 million in cash (ii) 160,547 common shares of the Company with a fair value of $1.9 million (the “IMAX Share Consideration”), and (iii) contingent consideration with a fair value of $1.8 million (the “Earn-Out Payment”). The fair value of the IMAX Share Consideration, which is based on the share price on the date of acquisition, is reduced to reflect the fair value of certain restrictions on the future transfer of the shares. The Earn-Out Payment may be paid to certain Sellers in an aggregate amount of up to $2.0 million in cash, contingent upon and following the achievement of certain commercial and financial milestones during the period from January 1, 2023 to December 31, 2024. The fair value of the Earn-Out Payment is based on management's assessment of the likelihood of achieving these milestones.

(See Note 5 of Notes to Consolidated Financial Statements in Part II, Item 8 for additional information related to the Company's acquisition of SSIMWAVE.)

Other

All Other also includes revenues from one owned and operated IMAX theater in Sacramento, California; a commercial arrangement with one theater resulting in the sharing of profits and losses; the provision of management services to three other theaters; renting the Company's proprietary 2D and 3D large-format film; and also offering production advice and technical assistance to both documentary and Hollywood filmmakers. In addition, the Company also provides IMAX film and digital cameras to content creators under the IMAX certified camera program.

IMAX NETWORK AND BACKLOG

IMAX Network

The following table provides detailed information about the IMAX network by system type and geographic location as of December 31, 2022 and 2021:

	December 31, 2022				December 31, 2021
	Commercial Multiplex	Commercial Destination	Institutional	Total	Commercial Multiplex	Commercial Destination	Institutional	Total
United States	364	4	25	393	363	4	27	394
Canada	40	1	7	48	39	1	7	47
Greater China(1)	778	—	16	794	768	—	15	783
Asia (excluding Greater China)	138	2	2	142	122	2	2	126
Western Europe	118	4	8	130	116	4	8	128
Russia/the CIS & Ukraine(2)	69	—	—	69	70	—	—	70
Latin America(3)	55	1	11	67	51	1	11	63
Rest of the World	71	—	2	73	70	—	2	72
Total(4)	1,633	12	71	1,716	1,599	12	72	1,683

(1)
Greater China includes China, Hong Kong, Taiwan, and Macau.
(2)
In addition to Russia, the CIS includes Azerbaijan, Belarus, Kazakhstan, and Kyrgyzstan. Commencing in March 2022, in response to the ongoing conflict between Russia and Ukraine and resulting sanctions, the Company suspended its operations in Russia and Belarus. As of December 31, 2022, the IMAX network includes 54 systems in Russia, eight systems in Ukraine, and one system in Belarus.
(3)
Latin America includes South America, Central America, and Mexico.
(4)
Period-to-period changes in the table above are reported net of the effect of permanently closed locations.

The Company currently believes that over time its commercial multiplex network could grow to over 3,300 IMAX Systems worldwide from the 1,633 operating as of December 31, 2022. The Company believes that the majority of its future growth will come from international markets. As of December 31, 2022 and 2021, 74% of IMAX Systems in operation were located within international markets (defined as all countries other than the United States and Canada) respectively. Revenues and GBO derived from international markets continue to exceed revenues and GBO from the United States and Canada.

For the year ended December 31, 2022, the Company's revenue generated from its Greater China operations represents 24% of consolidated revenue, compared to 44% in 2021 and 38% in 2020 due to the impact of restrictions resulting from the COVID-19 pandemic. As of December 31, 2022, the Company had 794 IMAX Systems operating in Greater China with an additional 204 systems in backlog. The Company’s backlog in Greater China represents 45% of its total current backlog, including upgrades in system type. The Company has a partnership in China with Wanda Film (“Wanda”). As of December 31, 2022, through the Company’s partnership with Wanda, there were 375 IMAX Systems operational in Greater China, of which 361 are under the parties’ joint revenue sharing arrangement.

(See “Risk Factors – The Company conducts business internationally, which exposes it to uncertainties and risks that could negatively affect its operations, sales and future growth prospects”, “Risk Factors – The Company faces risks in connection with its significant presence in China and the continued expansion of its business there”, “Risk Factors – General political, social and economic conditions can affect the Company’s business by reducing both revenues generated from existing IMAX Systems and the demand for new IMAX Systems”, and “Risk Factors – The Company may not convert all of its backlog into revenue and cash flows” in Part I, Item 1A.)

The following tables provide detailed information about the commercial multiplex locations in operation within the IMAX network by arrangement type and geographic location as of December 31, 2022 and 2021:

	December 31, 2022
	Commercial Multiplex Locations in IMAX Network
	Traditional JRSA	Hybrid JRSA	Sale / Sales- type Lease	Total
Domestic Total (United States & Canada)	276	6	122	404
International:
Greater China	401	112	265	778
Asia (excluding Greater China)	37	5	96	138
Western Europe	47	28	43	118
Russia/the CIS & Ukraine(1)	—	—	69	69
Latin America	2	—	53	55
Rest of the World	17	—	54	71
International Total	504	145	580	1,229
Worldwide Total(2)	780	151	702	1,633

	December 31, 2021
	Commercial Multiplex Locations in IMAX Network
	Traditional JRSA	Hybrid JRSA	Sale / Sales- type Lease	Total
Domestic Total (United States & Canada)	274	5	123	402
International:
Greater China	392	111	265	768
Asia (excluding Greater China)	33	2	87	122
Western Europe	47	28	41	116
Russia/the CIS & Ukraine(1)	—	—	70	70
Latin America	1	—	50	51
Rest of the World	16	—	54	70
International Total	489	141	567	1,197
Worldwide Total(2)	763	146	690	1,599

(1)
In addition to Russia, the CIS includes Azerbaijan, Belarus, Kazakhstan, and Kyrgyzstan. Commencing in March 2022, in response to the ongoing conflict between Russia and Ukraine and resulting sanctions, the Company suspended its operations in Russia and Belarus. As of December 31, 2022, the IMAX network includes 54 systems in Russia, eight systems in Ukraine, and one system in Belarus.
(2)
Period-to-period changes in the tables above are reported net of permanently closed systems.

Backlog

The following table provides detailed information about the Company’s backlog as of December 31, 2022 and 2021:

	December 31, 2022								December 31, 2021
	Number of				Dollar Value				Number of				Dollar Value
	Systems				(In thousands)				Systems				(In thousands)
	New		Upgrade		New		Upgrade		New		Upgrade		New		Upgrade
Sale and sales-type lease arrangements	149		13		$165,176		$14,362		163		10		$190,280		$11,532
Hybrid JRSA	116		4		86,215		3,235		126		6		91,704		4,785
Traditional JRSA	96	(1)	72	(1)	200	(2)	2,900	(2)	108	(1)	76	(1)	200	(2)	5,500	(2)
	361	(3)	89	(3)	$251,591	(3)	$20,497	(3)	397		92		$282,184		$21,817

(1)
Includes 38 IMAX Systems (2021 ― 44) where the customer has the option to convert from a joint revenue sharing arrangement to a sales arrangement.
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
(3)
As of December 31, 2022, the Company's backlog includes 14 systems in Russia, one system in Ukraine, and five systems in Belarus with a total fixed contracted value of $22.9 million.

The number of IMAX Systems in backlog reflects the minimum number of commitments under signed contracts. The dollar value fluctuates depending on the number of new arrangements signed from year-to-year, which adds to backlog and the installation and acceptance of IMAX Systems and the settlement of contracts, both of which reduce backlog. The dollar value of backlog typically represents the fixed contracted revenue under signed IMAX System sale and lease agreements that the Company expects to recognize as revenue upon installation and acceptance of the associated system, as well as an estimate of variable consideration in sales arrangements. The value of backlog does not include amounts allocated to maintenance and extended warranty revenues or revenue from systems in which the Company has an equity interest, operating leases, and long-term conditional theater commitments. The Company believes that the contractual obligations for IMAX System installations that are listed in backlog are valid and binding commitments.

From time to time, in the normal course of its business, the Company will have customers who are unable to proceed with an IMAX System installation for a variety of reasons, including the inability to obtain certain consents, approvals or financing. Once the determination is made that the customer will not proceed with installation, the agreement with the customer is terminated or amended. If the agreement is terminated, once the Company and the customer are released from all their future obligations under the agreement, all or a portion of the initial rents or fees that the customer previously made to the Company are recognized as revenue. (See “Risk Factors – The Company may not convert all of its backlog into revenue and cash flows.” in Part I, Item 1A.)

Certain of the Company’s contracts contain options for the customer to elect to upgrade system type during the term or to alter the contract structure (for example, from a joint revenue sharing arrangement to a sale) after signing, but before installation. Current backlog information reflects all known elections.

The following tables provide detailed information about the Company’s backlog by arrangement type and geographic location as of December 31, 2022 and 2021:

	December 31, 2022
	IMAX System Backlog
	Traditional JRSA	Hybrid JRSA	Sale / Sales-type Lease	Total
Domestic Total (United States & Canada)	101	2	9	112
International:
Greater China	42	93	69	204
Asia (excluding Greater China)	3	13	26	42
Western Europe	17	11	3	31
Russia/the CIS & Ukraine(1)	—	—	22	22
Latin America	3	—	3	6
Rest of the World	2	1	30	33
International Total	67	118	153	338
Worldwide Total	168	120	162	450	(2)

	December 31, 2021
	IMAX System Backlog
	Traditional JRSA	Hybrid JRSA	Sale / Sales-type Lease	Total
Domestic Total (United States & Canada)	120	3	6	129
International:
Greater China	44	100	71	215
Asia (excluding Greater China)	3	15	31	49
Western Europe	11	12	6	29
Russia/the CIS & Ukraine(1)	—	1	23	24
Latin America	3	—	10	13
Rest of the World	3	1	26	30
International Total	64	129	167	360
Worldwide Total	184	132	173	489	(3)

(1)
In addition to Russia, the CIS includes Azerbaijan, Belarus, Kazakhstan, Kyrgyzstan, and Uzbekistan. Commencing in March 2022, in response to the ongoing conflict between Russia and Ukraine and resulting sanctions, the Company suspended its operations in Russia and Belarus. As of December 31, 2022, the Company's backlog includes 14 systems in Russia, one system in Ukraine, and five systems in Belarus with a total fixed contracted value of $22.9 million.
(2)
Includes 200 new IMAX Laser Systems and 89 upgrades of existing locations to IMAX Laser Systems.
(3)
Includes 158 new IMAX Laser Systems and 92 upgrades of existing locations to IMAX Laser Systems.

Approximately 75% of IMAX System arrangements in backlog as of December 31, 2022 are scheduled to be installed in international markets (2021 ― 74%).

Signings and Installations

The following tables provide detailed information about IMAX System signings and installations for the years ended December 31, 2022 and 2021:

	Years Ended December 31,
	December 31, 2022	December 31, 2021
System Signings:
New IMAX Systems
Sale and sales-type lease arrangements	18	20
Hybrid JRSA	3	—
Traditional JRSA	9	9
Total new IMAX Systems	30	29
Upgrades of IMAX Systems	17	7
Total IMAX System signings	47	36

	Years Ended December 31,
	December 31, 2022	December 31, 2021
System Installations:
New IMAX Systems(1)
Sale and sales-type lease arrangements	28	35
Hybrid JRSA	6	9
Traditional JRSA	22	18
Total new IMAX Systems	56	62
Upgrades of IMAX Systems	36	13
Total IMAX System installations	92	75

(1)
Includes twelve IMAX Xenon Systems that were relocated from their original location (2021 ― nine). When a system under a sale or sales-type lease arrangement is relocated, the amount of revenue earned by the Company may vary from transaction-to-transaction and is usually less than the amount earned for a new sale. In certain situations when a system is relocated, the original location is upgraded to an IMAX Laser System.

(See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Impact of COVID-19 Pandemic” and “Risk Factors – The Company experienced a significant decrease in its revenues, earnings and cash flows due to the COVID-19 pandemic and its business, financial condition and results of operations may continue to be significantly harmed in future reporting periods” in Part I, Item 1A.)

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

IMAX Systems

The Company evaluates each of the performance obligations in an IMAX System arrangement to determine which are considered distinct, either individually or in a group, for accounting purposes and which of the deliverables represent separate performance obligations. The transaction price in an IMAX System arrangement is allocated to each good or service that is identified as a separate performance obligation based on estimated standalone selling prices. This allocation is based on observable prices when the Company sells the good or service separately.

The Company’s “System Obligation” consists of the following: (i) an IMAX System, which includes the projector, sound system, screen system and, if applicable, a 3D glasses cleaning machine; (ii) services associated with the IMAX System, including theater design support, the supervision of installation services, and projectionist training; and (iii) a license to use the IMAX brand to market the location. The System Obligation, as a group, is a distinct performance obligation. The Company is not responsible for the physical installation of the equipment in the customer’s facility; however, it supervises the installation by the customer. The customer has the right to use the IMAX brand from the date the Company and the customer enter into an arrangement.

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

Constraints on the Recognition of Variable Consideration

The transaction price for the System Obligation, other than for IMAX Systems delivered pursuant to joint revenue sharing arrangements, consists of upfront or initial payments made before and after the final installation of the system and ongoing payments throughout the term of the arrangement. The Company estimates the transaction price, including an estimate of future variable consideration, received in exchange for the goods delivered or services rendered. The arrangement for the sale of an IMAX System includes indexed minimum payment increases over the term of the arrangement, as well as the potential for additional payments owed by the customer if certain minimum box office receipt thresholds are exceeded. In addition, hybrid sales arrangements include amounts owed by the customer based on a percentage of their box office receipts over the term of the arrangement. These contract provisions are considered to be variable consideration. An estimate of the present value of such variable consideration is recognized as revenue upon the transfer of control of the System Obligation to the customer, subject to constraints to ensure that there is not a risk of significant revenue reversal.

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

Variable consideration related to the level of the customer’s box office receipts is outside of the Company’s control as it is dependent upon the future commercial success of the films released to the IMAX network. The estimated variable consideration initially recognized by the Company is based on management’s box office projections for the location, which are developed using historical box office data for that location and, if necessary, comparable locations and territories. Using this data, management applies its understanding of these location markets to estimate the most likely amount of variable consideration to be earned over the term of the arrangement. Management then applies a constraint to this estimate by reducing the projection by a percentage factor for theaters or markets with no or limited historical box office experience. In cases where direct historical experience can be observed, average historical box office results, eliminating significant outliers, are used. The resulting amount of variable consideration is then recorded at its present value as of the date of recognition using a risk-weighted discount rate. The Company reviews its variable consideration assets on at least a quarterly basis considering recent box office performance and, when applicable, updated box office projections for future periods.

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

(See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Impact of COVID-19 Pandemic”. See Note 6 of Notes to Consolidated Financial Statements in Part II, Item 8.)

Inventories

The Company records write-downs for excess and obsolete inventory based upon management’s judgments regarding future events and business conditions, including the anticipated installation dates for the current backlog of theater system contracts, contracts in negotiation, technological developments, growth prospects within the customers’ ultimate marketplace, and anticipated market acceptance of the Company’s current and pending IMAX Systems.

(See Note 9 of Notes to Consolidated Financial Statements in Part II, Item 8.)

Asset Impairments

Goodwill

Goodwill represents the excess of the purchase price paid over the fair value of net assets acquired in a business combination. Goodwill is not amortized but is tested annually for impairment at the reporting unit level in the fourth quarter of the year and between annual tests if indicators of potential impairment exist. These indicators could include a decline in the Company’s stock price and market capitalization, a significant change in the outlook for the reporting unit's business, including projections of future box office results and IMAX System installations, lower than expected operating results, increased competition, legal factors, or the sale or disposition of a significant portion of a reporting unit. For reporting units with goodwill, an impairment loss is recognized for the amount by which the reporting unit's carrying value, including goodwill, exceeds its fair value. The carrying value of each reporting unit is based on a systematic and rational allocation of certain assets and liabilities. The fair value of each reporting unit is assessed using a discounted cash flow model based on management’s current short-term forecast and estimated long-term projections, against which various sensitivity analyses are performed. The discount rates used in the cash flow model are derived based on the Company’s estimated weighted average cost of capital. These estimates and the likelihood of future changes in these estimates depend on a number of underlying variables and a range of possible outcomes. Actual results may materially differ from management’s estimates.

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

Valuation of Identifiable Intangible Assets Acquired

Management applies significant judgment in estimating the fair value of intangible assets. The estimates used to value the identifiable intangible assets acquired through the acquisition of SSIMWAVE are based in part on historical experience, and information obtained from the management of the acquired business. The developed technology and in-process research and development acquired are valued utilizing income approaches, notable relief from royalty and multi-period excess earnings methods using discounted cash flow models. The significant estimates used in valuing these intangible assets include assumptions related to revenue and gross margin forecasts, attrition rate, royalty rate and discount rates. The estimates of fair value are based on assumptions believed to be reasonable at that time. If management made different estimates or judgments, material differences in the fair values of the net assets acquired may result.

The estimates of fair value are based on assumptions believed to be reasonable at that time. If management made different estimates or judgments, material differences in the fair values of the net assets acquired may result.

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

(See Note 18(b) of Notes to Consolidated Financial Statements in Part II, Item 8.)

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

The Company assesses the realization of deferred income tax assets and based on all available evidence, concludes whether it is more likely than not that the net deferred income tax assets will be realized. A valuation allowance is provided for the amount of deferred income tax assets not considered to be realizable. In assessing the need for a valuation allowance, management considers, among other things, projections of future taxable income and ongoing prudent and feasible tax planning strategies. If management determines that sufficient negative evidence exists, then management will consider recording a valuation allowance against all or a portion of the deferred tax assets in that jurisdiction. If, after recording a valuation allowance, management’s projections of future taxable income and other positive evidence considered in evaluating the need for a valuation allowance prove, with the benefit of hindsight, to be inaccurate, it could prove more difficult to support the realization of these deferred tax assets. As a result, an additional valuation allowance could be required, which would have an adverse impact on the Company’s effective income tax rate and results. Conversely, if, after recording a valuation allowance, management determines that sufficient positive evidence exists in the jurisdiction in which a valuation allowance is recorded, the Company may reverse all or a portion of the valuation allowance in that jurisdiction. In such situations, the adjustment made to the deferred tax asset would have a favorable impact on the Company’s effective income tax rate and results in the period such determination was made.

(See Notes 13(d) and 13(g) of Notes to Consolidated Financial Statements in Part II, Item 8.)

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

(See Note 13(h) of Notes to Consolidated Financial Statements in Part II, Item 8.)

RECENTLY ISSUED ACCOUNTING STANDARDS

Please see Note 4 of Notes to Consolidated Financial Statements in Part II, Item 8 for a discussion of recently issued accounting standards and their impact on the Company’s financial statements.

RESULTS OF OPERATIONS

The Company's business and future prospects are evaluated by Richard L. Gelfond, its Chief Executive Officer (“CEO”), using a variety of factors and financial and operational metrics including: (i) IMAX box office performance and the securing of new IMAX DMR films and other events to be exhibited across the IMAX network; (ii) the signing, installation, and financial performance of IMAX System arrangements, particularly those involving laser-based projection systems; (iii) the success of the Company's investments in business evolution and brand extensions, including the integration and performance of SSIMWAVE, the distribution of live events to the IMAX network, and IMAX Enhanced, (iv) revenues and gross margins earned by the Company's segments, as discussed below; (v) consolidated earnings (loss) from operations, as adjusted for unusual items; (vi) the continuing ability to invest in and improve the Company's technology to enhance the differentiation of The IMAX Experience versus other out-of-home experiences; (vii) the overall execution, reliability, and consumer acceptance of The IMAX Experience; and (viii) short- and long-term cash flow projections.

The CEO is the Company's Chief Operating Decision Maker (“CODM”), as such term is defined under United States Generally Accepted Accounting Principles (“U.S. GAAP”). The CODM, along with other members of management, assesses segment performance based on segment revenues and gross margins. Selling, general and administrative expenses, research and development costs, the amortization of intangible assets, provision for (reversal of) current expected credit losses, certain write-downs, interest income, interest expense, and income tax (expense) benefit are not allocated to the Company's segments.

The Company's reportable segments are organized into the following three categories: (i) IMAX Technology Network; (ii) IMAX Technology Sales and Maintenance; and (iii) Film Distribution and Post-Production. Within these categories are the Company's following reportable segments: (i) IMAX DMR; (ii) JRSA; (iii) IMAX Systems; (iv) IMAX Maintenance; (v) Other Theater Business; (vi) Film Distribution; and (vii) Film Post-Production, each of which are described above under “Sources of Revenue.” The Company's activities that do not meet the criteria to be considered a reportable segment are disclosed within All Other. This categorization is consistent with how the CODM reviews the financial performance of the Company and makes strategic decisions regarding resource allocation and investments to meet long-term business goals. Management believes that a discussion and analysis based on the three categories listed above is significantly more relevant and useful to readers, as the Company's Consolidated Statements of Operations captions combine results from several segments.

In the first quarter of 2022, the Company's internal reporting was updated to reclassify the results of IMAX Enhanced out of the New Business Initiatives segment and into All Other for segment reporting purposes. IMAX Enhanced was the only component of the New Business Initiatives segment. Prior period comparatives have been reclassified to conform with the current period presentation.

In the first quarter of 2023, the Company has updated its internal reporting, including the information provided to the CODM to assess segment performance and allocate resources, and, as a result, will update its reportable segments in its quarterly report on Form 10-Q for the period ending March 31, 2023. Following these changes, the Company will have two reportable segments: (i) Technology Products and Services, which will principally include the sale, lease, and maintenance of IMAX Systems, previously included within the JRSA, IMAX Systems, IMAX Maintenance, Other Theater Business segments, and (ii) Content Solutions, which will principally include content enhancement and distribution services, previously included within the IMAX DMR, Film Distribution and Film Post-Production segments. The Company’s activities that do not meet the criteria to be considered a reportable segment will be reported within All Other.

The discussion of the Company’s results of operations below compares results for the years ended December 31, 2022 and 2021. A discussion of the Company’s results of operations comparing results for the years ended December 31, 2021 and 2020 is included under the section entitled “Results of Operations” in Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, and is incorporated by reference into this Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Results of Operations for the Years Ended December 31, 2022 and 2021

Net Loss and Adjusted Net Income (Loss) Attributable to Common Shareholders

The following table presents the Company's net loss attributable to common shareholders and the associated per share amounts, as well as adjusted net income (loss) attributable to common shareholders* and adjusted net income (loss) attributable to common shareholders per share* for the years ended December 31, 2022 and 2021:

	Years Ended December 31,
	2022		2021
(In thousands of U.S. Dollars, except per share amounts)	Net (Loss) Income	Per Share	Net Loss	Per Share
Net loss attributable to common shareholders	$(22,800)	$(0.40)	$(22,329)	$(0.38)
Adjusted net income (loss) attributable to common shareholders*	$3,207	$0.06	$(8,420)	$(0.14)

For the year ended December 31, 2022, the Company recorded a net non-cash provision of $6.9 million, or $0.12 per share, due to an increase in reserves given the uncertainty of collecting receivables in Russia. This provision was taken due to the ongoing conflict and resulting sanctions in Ukraine and covers substantially all of the Company's net receivable exposure in the Russian market. Excluding the impact of this provision, net loss attributable to common shareholders* was $(15.9) million, or $(0.28) per share, and adjusted net income attributable to common shareholders* was $10.1 million, or $0.18 per share. Over the past five years, Russia has represented on average approximately 3% of the GBO generated by IMAX films.

Revenues and Gross Margin

For the year ended December 31, 2022, the Company's revenues and gross margin increased by $45.9 million (18%) and $21.9 million (16%), respectively, when compared to same period in 2021 principally due to the strength of the GBO performance of the IMAX Technology Network through the distribution of films such as Avatar: The Way of Water, Top Gun: Maverick, Doctor Strange in the Multiverse of Madness, Jurassic World Dominion, The Batman, Black Panther: Wakanda Forever, Thor: Love and Thunder, The Battle at Lake Changjin 2, and Spider-Man: No Way Home.

* See “Non-GAAP Financial Measures” below for a description of this non-GAAP financial measure and a reconciliation to the most comparable GAAP amount.

The following table presents the Company’s revenue and gross margin (margin loss) by category and reportable segment for the years ended December 31, 2022 and 2021:

	Revenue		Gross Margin (Margin Loss)
(In thousands of U.S. Dollars)	2022	2021	2022	2021
IMAX Technology Network
IMAX DMR	$94,867	$70,659	$57,964	$44,782
JRSA, contingent rent	61,768	46,184	37,394	21,761
	156,635	116,843	95,358	66,543
IMAX Technology Sales and Maintenance
IMAX Systems(1)	62,933	65,660	35,129	34,981
JRSA, fixed fees	4,804	5,406	589	1,343
IMAX Maintenance	56,608	53,339	27,109	27,572
Other Theater Business(2)	6,255	2,363	807	398
	130,600	126,768	63,634	64,294
Film Distribution and Post-Production	6,935	5,724	(6,128)	848
Sub-total for reportable segments	294,170	249,335	152,864	131,685
All Other(3)	6,635	5,548	3,491	2,721
Total	$300,805	$254,883	$156,355	$134,406

(1)
The revenue from this segment includes the initial upfront payments and the present value of fixed minimum payments from sale and sales-type lease arrangements of IMAX Systems, as well as the present value of estimated variable consideration from sales of IMAX Systems. To a lesser extent, the revenue from this segment also includes finance income associated with these revenue streams.
(2)
The revenue from this segment principally includes after-market sales of IMAX System parts and 3D glasses.
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

For the year ended December 31, 2022, IMAX Technology Network revenues and gross margin increased by $39.8 million (34%) and $28.8 million (43%), respectively, when compared to the prior year. See below for separate discussions of IMAX DMR and JRSA contingent rent segment results for the year.

IMAX DMR

For the year ended December 31, 2022, IMAX DMR revenues and gross margin increased by $24.2 million (34%) and $13.2 million (29%), respectively, when compared to the prior year. These increases are primarily due to the strong performance of the films distributed through the IMAX network, which resulted in a $211.5 million (33%) increase in GBO, from $638.2 million in 2021 to $849.7 million in 2022, despite a 32% decline in Greater China box office. This overall improvement in GBO earned through the global IMAX network for the year was partially offset by unfavorable foreign currency exchange rate movements. For the year ended December 31, 2022, GBO was generated by the exhibition of 78 films (63 new, 10 carryovers, and five re-releases), including Avatar: The Way of Water, which generated GBO of $140.2 million (or 11% market share) and Top Gun: Maverick, which generated GBO of $110.7 million (or 7% market share) in the year. During the year ended December 31, 2021, GBO was generated by the exhibition of 73 films (63 new, 6 carryovers and four re-releases).

In addition to the level of revenues, IMAX DMR gross margin is also influenced by the costs associated with the films exhibited in the period, and can vary from period-to-period, especially with respect to marketing expenses. For the year ended December 31, 2022, marketing expenses were $17.3 million, as compared to $8.2 million in the prior year, which contributed toward the achievement of the Company’s highest global and domestic market share of 3% and 5%, respectively, in 2022.

Joint Revenue Sharing Arrangements – Contingent Rent

For the year ended December 31, 2022, JRSA contingent rent revenue and gross margin increased by $15.6 million (34%) and $15.6 million (72%), respectively, when compared to the prior year. These increases are primarily due to a $94.0 million (28%) increase in GBO generated by systems under joint revenue sharing arrangements of $433.1 million in 2022 as compared to $339.1 million in 2021.

In addition to the level of revenues, JRSA contingent rent margin is also influenced by the level of costs associated with such arrangements, such as depreciation expense related to the underlying IMAX Systems and costs incurred to upgrade systems from IMAX Xenon Systems to IMAX Laser Systems, as well as advertising, marketing, and commission costs for these new systems. The level of depreciation expense in a period relative to the prior year is generally a function of the growth of the JRSA network and the mix of IMAX System configurations in the network. For the year ended December 31, 2022, JRSA gross margin included depreciation expense of $22.1 million, which is consistent with the prior year. For the year ended December 31, 2022, JRSA gross margin includes advertising, marketing and commission costs of $0.7 million, as compared to $1.5 million in the prior year.

IMAX Technology Sales and Maintenance

The primary drivers of IMAX Technology Sales and Maintenance results are the number of IMAX Systems installed in a period, and the level of gross margin percentage earned on each installation, as well as the associated maintenance contracts that accompany each installation. The installation of IMAX Systems in newly built theaters or multiplexes, which make up a large portion of the Company’s system backlog, depends primarily on the timing of the construction of those projects, which is not under the Company’s control.

For the year ended December 31, 2022, IMAX Technology Sales and Maintenance revenue increased by $3.8 million (3%) while gross margin decreased by $0.7 million, when compared to the prior year. The increase in revenue is primarily driven by maintenance and after-market sales, partially offset by a decrease in system installations. See below for separate discussions of IMAX Systems and IMAX Maintenance results for the year.

The following table provides detailed information about the mix of IMAX Systems installed and recognized during the years ended December 31, 2022 and 2021:

	2022		2021
(In thousands of U.S. Dollars, except number of systems)	Number of Systems	Revenue	Number of Systems	Revenue
New IMAX Systems:
Sale and sales-type lease arrangements(1)	28	$29,244	35	$43,097
JRSA — hybrid	6	3,278	9	5,192
Total new IMAX Systems(2)	34	32,522	44	48,289

IMAX System upgrades:
Sale and sales-type lease arrangements(1)	10	14,869	7	10,596
JRSA — hybrid	2	1,550	1	775
Total upgraded IMAX Systems	12	16,419	8	11,371
Total	46	$48,941	52	$59,660

(1)
The arrangement for the sale of an IMAX System includes fixed upfront and ongoing consideration, including indexed annual minimum payment increases over the term of the arrangement, as well as an estimate of the contingent fees that may become due if certain annual minimum box office receipt thresholds are exceeded.
(2)
Includes six IMAX Xenon Systems that were relocated from their original location, which are subject to sale and sales-type lease arrangements (2021 — seven). When a system under a sale or sales-type lease arrangement is relocated, the amount of revenue earned by the Company may vary from transaction-to-transaction and is usually less than the amount earned for a new sale. In certain situations when a system is relocated, the original location is upgraded to an IMAX Laser System.

The average revenue per IMAX System under sale and sales-type lease arrangements varies depending upon the number of IMAX System commitments with a single respective exhibitor, an exhibitor’s location, the type of system sold and various other factors.

IMAX Systems

For the year ended December 31, 2022, IMAX Systems revenue decreased by $2.7 million (4%); however, gross margin increased $0.1 million, when compared to the prior year. The lower level of revenue is the result of four fewer IMAX System installations, including upgrades, in the current year under sale and sales-type lease arrangements and a decrease of $1.1 million in Finance Income associated with locations in Russia, Ukraine, and Belarus, which were placed on nonaccrual status due to the ongoing Russia-Ukraine conflict and resulting sanctions. These factors were partially offset by an increase of $5.0 million from the impact of amendments to existing IMAX System arrangements, as well as an increase of $3.3 million as the Company ended the temporary relief on annual minimum payment obligations for exhibitor customers during the COVID-19 pandemic.

IMAX Maintenance

For the year ended December 31, 2022, IMAX Maintenance segment revenue increased by $3.3 million (6%) and gross margin decreased by $0.5 million, respectively, when compared to the prior year. The increase in IMAX Maintenance segment revenues is due to the continued global reopening of the IMAX network amidst the ongoing recovery of the theatrical exhibition industry from earlier stages of the COVID-19 pandemic, partially offset by a decrease of $1.2 million in revenue associated with systems in Russia, Ukraine, and Belarus, which were placed on nonaccrual status due to the ongoing Russia-Ukraine conflict and resulting sanctions. The decrease in gross margin compared to prior year is primarily due to $2.5 million maintenance revenue recognized in 2021 that had been deferred from 2020 due to uncertainties associated with the COVID-19 pandemic.

Maintenance margins vary depending on the mix of IMAX System configurations in the IMAX network, volume-pricing related to larger relationships and the timing and the date(s) of installation and/or service.

Film Distribution and Post-Production

For the year ended December 31, 2022, Film Distribution and Post-Production revenues increased by $1.2 million (21%) and gross margin decreased by $7.0 million, when compared to the prior year. The comparison of gross margin to the prior year is primarily the result of incremental costs incurred to produce, market and distribute live events and documentary content during the period. These costs include infrastructure costs, depreciation expense and network connection fees of $3.3 million to operate the IMAX connected network for the year ended December 31, 2022.

Selling, General and Administrative Expenses

The following table presents information about the Company's Selling, General and Administrative Expenses for the years ended December 31, 2022 and 2021:

	Years Ended December 31,		Variance
(In thousands of U.S. Dollars)	2022	2021	$	%
Total selling, general and administrative expenses	$138,043	$117,322	$20,721	18%
Less: Share-based compensation(1)	25,438	23,776	1,662	7%
Total selling, general and administrative expenses, excluding share-based compensation	$112,605	$93,546	$19,059	20%

(1)
A portion of share-based compensation expense is recognized within Cost and Expenses Applicable to Revenue and Research and Development. (See Note 18(c) of Notes to Consolidated Financial Statements.)

The increase in Selling, General and Administrative Expenses reflects the Company's higher level of business activity in the current period, as the effects of the COVID-19 pandemic continue to subside, resulting in higher staff costs, marketing expenses, and other expenses totaling $8.7 million. Also influencing the comparison to the prior year was $4.5 million resulting from unfavorable foreign currency exchange rate movements, a decrease of $2.6 million in COVID-19 government relief benefits, $1.1 million in professional fees incurred in connection with the acquisition of SSIMWAVE, and additional expenses of $2.2 million resulting from SSIMWAVE's operations in 2022 incurred subsequent to the acquisition date.

Research and Development

A significant portion of the Company’s recent research and development efforts have been focused on its laser-based projection systems, which the Company believes present greater brightness and clarity, higher contrast, a wider color gamut and deeper blacks, consume less power and last longer than other digital projection technologies, and are capable of illuminating the largest screens in the IMAX network. To a lesser extent, the Company’s recent research and development efforts have also focused on image enhancement technology, developing technologies and systems to help bring additional interactivity to its global IMAX network.

For the year ended December 31, 2022, Research and Development expenses decreased by $1.6 million (24%), when compared to the prior year.

The Company intends to continue research and development to further evolve its end-to-end technology. This includes bringing connectivity to the Company’s global network and experimenting with live and interactive events worldwide; developing new IMAX film cameras and certifying additional digital cameras; further improving its proprietary DMR process for the delivery of content for both theatrical (including local language content) and home entertainment; and further improving the reliability of its projectors, as well as enhancing the Company's image and sound quality. With the acquisition of SSIMWAVE, there is ongoing research and development in perceptual metrics including novel measurement and optimization techniques. Teams from IMAX and SSIMWAVE are working to expand existing and/or develop new technologies which are expected to further enhance video quality, delivery, and creation across devices.

Credit Loss Expense (Reversal), Net

For the year ended December 31, 2022, the Company recorded current expected credit losses of $8.5 million principally due to reserves established against substantially all of its receivables in Russia due to uncertainties associated with the ongoing Russia-Ukraine conflict and resulting sanctions, partially offset by the reversal of provisions associated with the COVID-19 pandemic for locations in the Domestic and Rest of World markets as the outlook for the theatrical exhibition industry in these markets continues to improve. There remains a $1.5 million COVID-19 additional reserve for China.

For the year ended December 31, 2021, the Company recorded a net reversal of current expected credit losses of $4.0 million principally due to the reversal of previously recorded credit loss expense as a result of an improving outlook for theater operators following the reopening of IMAX locations in Domestic and Rest of World markets and the resumption of normal film release schedules as the theatrical exhibition industry continues to recover from the COVID-19 global pandemic, as well as better than anticipated collection experience with respect to foreign studio receivable balances.

Asset Impairment

On January 10, 2022, IMAX (Shanghai) Culture and Technology Co., Ltd, a wholly-owned subsidiary of IMAX China, entered into a joint film investment agreement with Wanda Film (Horgos) Co. Ltd. to invest RMB 30.0 million ($4.7 million) in the movie Mozart from Space, which was released on July 15, 2022. Pursuant to the investment agreement, IMAX (Shanghai) Culture and Technology Co., Ltd. has the right to receive a share of the profits or losses of the film distribution. IMAX (Shanghai) Culture and Technology Co., Ltd.'s commitment is limited to its investment and has no further obligation if the actual movie production cost exceeds the original budget. The investment meets the criteria for classification as a financial asset. The investment is measured at amortized cost less impairment losses and is recorded within Other Assets in the Consolidated Balance Sheets.

For the year ended December 31, 2022 the Company recorded a full impairment of its RMB 30.0 million ($4.5 million) investment in Mozart from Space based on projected box office results and distribution costs.

Legal Judgment and Arbitration Awards

In the year ended December 31, 2021, the Company recorded a $1.8 million benefit within Legal Judgment and Arbitration Awards as a result of the settlement of the Giencourt matter, as discussed in Note 17(ii) of Notes to Consolidated Financial Statements. There was no comparable amount recorded during 2022.

Realized and Unrealized Investment Gains

In 2019, IMAX China (Hong Kong), Limited, a wholly-owned subsidiary of IMAX China, entered into a cornerstone investment agreement with Maoyan Entertainment (“Maoyan”) and purchased equity securities for $15.2 million. In 2021, IMAX China (Hong Kong), Limited sold all of its shares of Maoyan and recognized a gain of $5.2 million.

Interest Expense

For the year ended December 31, 2022, interest expense was $5.9 million, representing a decrease of $1.2 million (17%) when compared to interest expense of $7.1 million in the prior year. This decrease is principally due to repayments of revolving credit facility borrowings made in the prior year, partially offset by an expense of $0.4 million in unamortized deferred financing costs associated with lenders that are no longer parties to the Credit Agreement. (See Note 15 of Notes to Consolidated Financial Statements.)

Income Taxes

For the year ended December 31, 2022, the Company recorded income tax expense of $10.1 million (2021 — $20.6 million). The Company’s effective tax rate for year ended December 31, 2022 of (103.6)% differs from the Canadian statutory tax rate of 26.5%, primarily due to the fact that the Company recorded an additional $16.9 million valuation allowance against deferred tax assets in jurisdictions where management cannot reliably forecast that sufficient future tax liabilities will arise in specific jurisdictions, which includes the impact of the COVID-19 pandemic. Accordingly, the tax benefit associated with the current year's losses in these jurisdictions is not ultimately reflected in the Company’s Consolidated Statements of Operations.

In 2022, the deferred tax liability for the applicable foreign withholding taxes decreased by $2.7 million since foreign withholding taxes were paid to the China tax authorities. During the year ended December 31, 2022, $27.4 million of historical earnings from a subsidiary in China were distributed and, as a result, $2.7 million of foreign withholding taxes were paid to the relevant tax authorities. The remaining deferred tax liability on the Company’s Consolidated Balance Sheets as of December 31, 2022 is $14.9 million.

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

(See Note 13 of Notes to Consolidated Financial Statements in Part II, Item 8.)

Non-Controlling Interests

The Company’s Consolidated Financial Statements include the non-controlling interest in the net income or loss of IMAX China as well as the impact of non-controlling interests in the activity of its Original Film Fund subsidiary. For the year ended December 31, 2022, the net income attributable to non-controlling interests of the Company’s subsidiaries was $2.9 million (2021 — $12.8 million). The decrease in net income of $9.9 million from 2021 to 2022 can be primarily attributed to the temporary closure of theaters in several cities in China following the emergence of the Omicron variant in the first quarter of 2022, until the Chinese government relaxed its dynamic zero-COVID policies and eased capacity restrictions at the end of 2022.

CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Operating Activities

The net cash used in or provided by the Company’s operating activities is affected by a number of factors, including: (i) the level of cash collections from customers in respect of existing IMAX System sale and lease agreements, (ii) the amount of upfront payments collected in respect of IMAX System sale and lease agreements in backlog, (iii) the box-office performance of films distributed by the Company and/or released to IMAX theaters, (iv) the level of inventory purchases, and (v) the level of the Company’s operating expenses, including expenses for research and development and new business initiatives.

For the year ended December 31, 2022, the net cash provided by the Company’s operating activities totaled $17.3 million, as compared to $6.1 million in the prior year. In 2022, the net cash provided by the Company’s operating activities is principally a function of the Company’s cash earnings, as well as in respect of Financing Receivables, partially offset by the increase in Accounts Receivable of $29.0 million resulting from revenue growth attributable to the strength of the box office performance of the films distributed through the IMAX network during the last quarter of the year and $19.6 million spent in connection with the development of Film Assets.

For the year ended December 31, 2021, the net cash inflow from operating activities of $6.1 million was principally a function of the Company’s cash earnings, partially offset by the increase in Accounts Receivable of $52.5 million resulting from revenue growth attributable to the broader reopening of theaters as the theatrical exhibition industry recovers from the COVID-19 pandemic. To a lesser extent, the cash provided by the Company’s operating activities was also partially offset by $14.8 million spent in connection with the development of Film Assets.

Investing Activities

For the year ended December 31, 2022, the net cash used in the Company’s investing activities totaled $53.3 million, as compared to less than $0.1 million in 2021. In 2022, the net cash used in investing activities is driven by $15.9 million paid for the acquisition of SSIMWAVE, net of cash and cash equivalents acquired, $19.8 million invested in equipment to be used in the Company’s joint revenue sharing arrangements with exhibitor customers, $4.7 million invested by IMAX (Shanghai) Culture and Technology Co., Ltd, a wholly-owned subsidiary of IMAX China, in the movie Mozart from Space (see “Asset Impairment” above), $8.4 million related to the purchase of property, plant and equipment, and $4.4 million of intangible assets acquired, principally related to the development of internal use software.

For the year ended December 31, 2021, the net cash used in the Company’s investing activities totaled less than $0.1 million. In 2021, the net cash used in investing activities is primarily driven by $10.1 million invested in equipment to be used in the Company’s joint revenue sharing arrangements with exhibitor customers, $4.1 million of intangible assets capitalized, principally related to the development of internal use software, and $3.6 million related to the purchase of property, plant and equipment. This cash outflow is offset by $17.8 million in cash proceeds received from the sale of the Company's investment in Maoyan.

Capital expenditures, including the Company’s investment in joint revenue sharing arrangements, the purchase of property, plant and equipment, the acquisition of other intangible assets, and investments in films were $57.0 million in 2022 as compared to $32.6 million in 2021. The increase in capital expenditures reflects increased investments in the business and higher systems installation activity following a pandemic-driven pull-back in the prior two years.

Financing Activities

For the year ended December 31, 2022, the net cash used in the Company’s financing activities totaled $58.5 million, as compared to $132.7 million used by financing activities in the prior year. In 2022, the net cash used in financing activities is principally due to $83.2 million used to repurchase common shares of the Company ($80.1 million) and IMAX China ($3.0 million), $3.7 million paid to purchase treasury stock for the settlement of restricted share units and related taxes, $2.7 million of dividends paid to the non-controlling interests of IMAX China, and $2.3 million in fees paid in relation to the Sixth Amended and Restated Credit Agreement entered into by the Company during the first quarter of 2022, partially offset by $34.3 million in net cash inflow from revolving credit facility borrowings. (See Note 15(b) of Notes to Consolidated Financial Statements in Part II, Item 1 for additional information on the issuance of the Convertible Notes and the related capped call transactions.)

In 2021, the net cash used by financing activities totaled $132.7 million, principally due to $304.0 million in net repayments of revolving credit facility borrowings, which were funded in part with a portion of the $223.7 million in net proceeds received from the issuance of the Convertible Notes. The net cash used in financing activities for the year was also the result of the $19.1 million purchase of capped calls related to the Convertible Notes, as well as $24.0 million used to repurchase common shares of the Company ($13.9 million) and IMAX China Holding, Inc. ($10.1 million).

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2022, the Company’s principal sources of liquidity included: (i) its balances of cash and cash equivalents ($97.4 million); (ii) the anticipated collection of trade accounts receivable, which includes amounts owed under joint revenue sharing arrangements and DMR agreements with movie studios; (iii) the anticipated collection of financing receivables due in the next 12 months under sale and sales-type lease arrangements for systems currently in operation; and (iv) installment payments expected in the next 12 months under sale and sales-type lease arrangements in backlog. Under the terms of the Company’s typical sale and sales-type lease agreements, the Company receives substantial cash payments before it completes the performance of its contractual obligations.

In addition, as of December 31, 2022, the Company also had $275.0 million in available borrowing capacity under its Sixth Amended and Restated Credit Agreement, with Wells Fargo Bank, National Association (the “Credit Agreement”), $26.9 million in available borrowing capacity under the IMAX (Shanghai) Multimedia Technology Co., Ltd. (“IMAX Shanghai”) revolving credit facility with the Bank of China (the “Bank of China Facility”), and $16.2 million in available borrowing capacity under IMAX Shanghai's revolving credit facility with HSBC Bank (China) Company Limited, Shanghai Branch (the “HSBC China Facility”). (See Note 15(a) of Notes to Consolidated Financial Statements in Part II, Item 8 for a description of the material terms of the Credit Agreement, the Bank of China Facility, and the HSBC Facility.)

The Company’s $97.4 million balance of cash and cash equivalents as of December 31, 2022 (December 31, 2021 — $189.7 million) includes $79.7 million in cash held outside of Canada (December 31, 2021 — $102.1 million), of which $43.7 million was held in the PRC (December 31, 2021 — $76.3 million). In 2020, management completed a reassessment of its strategy with respect to the most efficient means of deploying the Company’s capital resources globally. Based on the results of this reassessment, management concluded that the historical earnings of certain foreign subsidiaries in excess of amounts required to sustain business operations would no longer be indefinitely reinvested. In 2021, $20.4 million of historical earnings from a subsidiary in China were distributed and, as a result, $2.0 million of foreign withholding taxes were paid to the relevant tax authorities. During the year ended December 31, 2022, $27.4 million of historical earnings from a subsidiary in China were distributed and, as a result, $2.7 million of foreign withholding taxes were paid to the relevant tax authorities. As of December 31, 2022, the Company’s Consolidated Balance Sheets include a deferred tax liability of $14.9 million for the applicable foreign withholding taxes associated with the remaining balance of unrepatriated historical earnings that will not be indefinitely reinvested outside of Canada. These taxes will become payable upon the repatriation of any such earnings.

The Company forecasts its future cash flow and short-term liquidity requirements on an ongoing basis. These forecasts are based on estimates and may be materially impacted by factors that are outside of the Company’s control (including the factors described in “Risk Factors” in Part I, Item 1A). As a result, there is no guarantee that these forecasts will come to fruition and that the Company will be able to fund its operations through cash flows from operations. In particular, the Company’s operating cash flows and cash balances will be adversely impacted if management’s projections of future signings and installations of IMAX Systems and box office performance of IMAX DMR content are not realized.

For the year ended December 31, 2022, GBO generated by IMAX films totaled $849.7 million, surpassing the totals for 2021 by $211.5 million (33%), despite a 32% decline in Greater China box office. Although GBO results during the year ended December 31, 2022 were impacted by the COVID-related theater closures in China, management remains encouraged by the overall positive trend in box office results and believes it indicates that moviegoers are returning to theaters, and in particular IMAX locations, where and when theaters are open and they feel safe. Despite accounting for approximately 1% of all domestic screens and less than 1% of all screens globally, the IMAX network had a domestic market share of 5% and a global market share of 3% for the year ended December 31, 2022. Management is further encouraged by the return of the prevalence of exclusive theatrical windows and the strong pipeline of Hollywood movies scheduled to be released for theatrical exhibition throughout the remainder of 2023 and in Greater China, the significant easing of COVID-19-related safety protocols and capacity restrictions.

Based on the Company’s current cash balances and operating cash flows, management expects to have sufficient capital and liquidity to fund its anticipated operating needs and capital requirements during the next twelve-month period following the date of this report.

(See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Impact of COVID-19 Pandemic” and “Risk Factors – The Company experienced a significant decrease in its revenues, earnings and cash flows due to the COVID-19 pandemic and its business, financial condition and results of operations may continue to be significantly harmed in future reporting periods” in Part I, Item 1A.)

CONTRACTUAL OBLIGATIONS

Payments to be made by the Company under contractual obligations as of December 31, 2022 are as follows:

	Payments Due by Period
(In thousands of U.S. Dollars)	Total Obligation	Less Than One Year	1 to 3 years	3 to 5 years	Thereafter
Purchase obligations(1)	$37,884	$34,419	$3,183	$37	$245
Pension obligations(2)	20,295	—	—	20,295	—
Operating lease obligations(3)	18,013	3,905	5,825	4,137	4,146
Finance lease obligations	1,016	508	508	—	—
Wells Fargo Facility	25,000	—	—	25,000	—
HSBC Facility	12,496	12,496	—	—	—
Bank of China Facility	374	374	—	—	—
Federal Economic Development Loan(4)	2,812	—	1,250	1,250	312
Convertible Notes(5)	234,025	1,150	2,300	230,575	—
Postretirement benefits obligations	2,504	104	210	220	1,970
	$354,419	$52,956	$13,276	$281,514	$6,673

(1)
Represents total payments to be made under binding commitments with suppliers and outstanding payments to be made for supplies ordered, but yet to be invoiced.
(2)
The Company has an unfunded defined benefit pension plan, the Supplemental Executive Retirement Plan (the “SERP”), covering its CEO, Mr. Richard L. Gelfond. The SERP has a fixed benefit payable of $20.3 million. The table above assumes that Mr. Gelfond will receive a lump sum payment of $20.3 million six months after retirement at the end of the term of his current employment agreement, which expires on December 31, 2025, in accordance with the terms of the SERP, although Mr. Gelfond has not informed the Company that he intends to retire at that time. (See Note 24 of Notes to Consolidated Financial Statements in Part II, Item 8.)
(3)
Represents total minimum annual rental payments due under the Company's operating leases.
(4)
The Federal Economic Development Loan will be repayable over 60 months, with repayments estimated to begin in January 2024. (See Note 15(b) of Notes to Consolidated Financial Statements in Part II, Item 8.)
(5)
The Convertible Notes bear interest at a rate of 0.500% per annum on the principal of $230.0 million, payable semi-annually in arrears on April 1 and October 1 of each year. The Convertible Notes will mature on April 1, 2026, unless earlier repurchased, redeemed or converted. (See Note 15(b) of Notes to Consolidated Financial Statements in Part II, Item 8.)

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

NON-GAAP FINANCIAL MEASURES

GAAP refers to generally accepted accounting principles in the United States of America. In this report, the Company presents financial measures in accordance with GAAP and also on a non-GAAP basis under the SEC regulations. Specifically, the Company presents the following non-GAAP financial measures as supplemental measures of its performance:

•
Adjusted net income or loss attributable to common shareholders;

•
Adjusted net income or loss attributable to common shareholders per basic and diluted share;

•
EBITDA; and

•
Adjusted EBITDA per Credit Facility.

Adjusted net income or loss attributable to common shareholders and adjusted net income or loss attributable to common shareholders per basic and diluted share exclude, where applicable: (i) share-based compensation; (ii) COVID-19 government relief benefits; (iii) legal judgment and arbitration awards; (iv) realized and unrealized investment gains or losses; (v) acquisition-related expenses, as well as the related tax impact of these adjustments; and (vi) income taxes resulting from management’s decision to no longer indefinitely reinvest the historical earnings of certain foreign subsidiaries.

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

Reconciliations of net loss attributable to common shareholders and the associated per share amounts to adjusted net income (loss) attributable to common shareholders and adjusted net income (loss) attributable to common shareholders per basic and diluted share are presented in the table below.

	Years Ended December 31,
	2022		2021
(In thousands of U.S. Dollars, except per share amounts)	Net (Loss) Income	Per Share	Net Loss	Per Share
Net loss attributable to common shareholders	$(22,800)	$(0.40)	$(22,329)	$(0.38)
Adjustments(1):
Share-based compensation	26,382	0.46	24,815	0.42
COVID-19 government relief benefits, net	(373)	(0.01)	(3,839)	(0.06)
Legal judgment and arbitration awards	—	—	(1,770)	(0.03)
Realized and unrealized investment gains	(70)	—	(3,769)	(0.06)
Acquisition-related expenses	1,122	0.02	—	—
Tax impact on items listed above	(1,054)	(0.02)	(1,909)	(0.03)
Income taxes resulting from management's decision to no longer indefinitely reinvest the historical earnings of certain foreign subsidiaries	—	—	381	0.01
Adjusted net income (loss)(1)	$3,207	$0.06	$(8,420)	$(0.14)

Weighted average shares outstanding - basic		56,674		59,126
Weighted average shares outstanding - diluted		57,371		59,126

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

	For the Twelve Months Ended December 31, 2022 (1)
	Attributable to
	Non-controlling	Less:
	Interests and	Attributable to	Attributable to
(In thousands of U.S. Dollars)	Common Shareholders	Non-controlling Interests	Common Shareholders
Reported net loss	$(19,877)	$2,923	$(22,800)
Add (subtract):
Income tax expense	10,108	1,256	8,852
Interest expense, net of interest income	1,272	(251)	1,523
Depreciation and amortization, including film asset amortization	56,661	4,820	51,841
Amortization of deferred financing costs(2)	3,177	—	3,177
EBITDA	$51,341	$8,748	$42,593
Share-based and other non-cash compensation	27,573	760	26,813
Unrealized investment gains	(70)	—	(70)
Acquisition-related expenses	1,122	—	1,122
Write-downs, including asset impairments and credit loss expense	15,723	1,723	14,000
Adjusted EBITDA per Credit Facility	$95,689	$11,231	$84,458

(1)
The Senior Secured Net Leverage Ratio is calculated using Adjusted EBITDA per Credit Facility determined on a trailing twelve-month basis. (See Note 15 of Notes to Consolidated Financial Statements in Part II, Item 8).
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

Item 7A. Quantitative and Qualitative Factors about Market Risk

The Company is exposed to market risk from foreign currency exchange rates and interest rates, which could affect operating results, financial position and cash flows. Market risk is the potential change in an instrument’s value caused by, for example, fluctuations in interest and currency exchange rates. The Company’s primary market risk exposure is the risk of unfavorable movements in exchange rates between the U.S. Dollar, the Canadian Dollar (“CAD”), and Chinese Renminbi (“RMB”). The Company does not use financial instruments for trading or other speculative purposes.

Foreign Exchange Rate Risk

A majority of the Company’s revenue is denominated in U.S. Dollars while a significant portion of its costs and expenses is denominated in Canadian Dollars. A portion of the Company’s net U.S. Dollar cash flows is converted to Canadian Dollars to fund Canadian Dollar expenses through the spot market. In addition, IMAX films generate box office in 87 different countries, and therefore unfavorable exchange rates between applicable local currencies and the U.S. Dollar could have an impact on the GBO generated by the Company’s exhibitor customers and its revenues. The Company has incoming cash flows from its revenue generating IMAX network and ongoing operating expenses in China through its majority-owned subsidiary IMAX Shanghai. In Japan, the Company has ongoing Yen-denominated operating expenses related to its Japanese operations. Net RMB and Japanese Yen cash flows are converted to U.S. Dollars through the spot market. The Company also has cash receipts under leases denominated in RMB, Japanese Yen, Euros and Canadian Dollars.

The Company manages its exposure to foreign exchange rate risks through its regular operating and financing activities and, when appropriate, through the use of derivative financial instruments. These derivative financial instruments are utilized to hedge economic exposures as well as reduce earnings and cash flow volatility resulting from shifts in market rates.

Certain of the Company’s PRC subsidiaries held approximately RMB 303.8 million or $43.6 million in cash and cash equivalents as of December 31, 2022 (December 31, 2021 — RMB 484.7 million or $76.0 million) and are required to transact locally in RMB. Foreign currency exchange transactions, including the remittance of any funds into and out of the PRC, are subject to controls and require the approval of the China State Administration of Foreign Exchange to complete. Any developments relating to the Chinese economy and any actions taken by the Chinese government are beyond the control of the Company; however, the Company monitors and manages its capital and liquidity requirements to ensure compliance with local regulatory and policy requirements. (See “Risk Factors – The Company faces risks in connection with its significant presence in China and the continued expansion of its business there” in Part I, Item 1A.)

For the year ended December 31, 2022, the Company recorded a foreign exchange net loss of $(3.2) million as compared to a foreign exchange net gain of $1.3 million in 2021, associated with the translation of foreign currency denominated monetary assets and liabilities, primarily due to the weakening of the RMB against the USD throughout 2022.

The Company has entered into a series of foreign currency forward contracts to manage the risks associated with the volatility of foreign currencies. Certain of these foreign currency forward contracts met the criteria required for hedge accounting under the Derivatives and Hedging Topic of the FASB ASC at inception, and continue to meet hedge effectiveness tests as of December 31, 2022, with settlement dates throughout 2023. Foreign currency derivatives are recognized and measured in the Consolidated Balance Sheets at fair value. Changes in the fair value (i.e., gains or losses) are recognized in the Consolidated Statements of Operations except for derivatives designated and qualifying as foreign currency cash flow hedging instruments. The Company currently has cash flow hedging instruments associated with Selling, General and Administrative Expenses. For foreign currency cash flow hedging instruments related to Selling, General and Administrative Expenses, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported within Accumulated Other Comprehensive (Loss) Income and reclassified to the Consolidated Statements of Operations when the forecasted transaction occurs. For foreign currency cash flow hedging instruments related to Inventories, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported within Accumulated Other Comprehensive (Loss) Income and reclassified to Inventories on the Consolidated Balance Sheets when the forecasted transaction occurs. For foreign currency cash flow hedging instruments related to capital expenditures, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported within Accumulated Other Comprehensive (Loss) Income and reclassified to Property, Plant and Equipment on the Consolidated Balance Sheets when the forecasted transaction occurs. Any ineffective portion is recognized immediately in the Consolidated Statements of Operations.

The notional value of foreign currency cash flow hedging instruments that qualify for hedge accounting as of December 31, 2022 was $24.7 million (December 31, 2021 — $26.7 million). A loss of $(1.3) million was recorded to Other Comprehensive (Loss) Income with respect to the change in fair value of these contracts in 2022 (2021 — gain of $0.5 million). A loss of $(0.6) million was reclassified from Accumulated Other Comprehensive (Loss) Income to Selling, General and Administrative Expenses in 2022 (2021 — gain of $1.7 million to Selling, General and Administrative Expenses and Inventories), primarily due to the weakening of the CAD against the USD throughout 2022. In 2022 there were no gains or losses resulting from a change in the classification of certain forward contracts no longer meeting the requirements for hedge accounting were reclassified from Accumulated Other Comprehensive (Loss) Income to Selling, General and Administrative Expenses (2021 — gain of $0.3 million). The notional value of forward contracts that do not qualify for hedge accounting as of December 31, 2022 was $nil (December 31, 2021 — $nil).

For all derivative instruments, the Company is subject to counterparty credit risk to the extent that the counterparty may not meet its obligations to the Company. To manage this risk, the Company enters into derivative transactions only with major financial institutions.

As of December 31, 2022, the Company’s Financing Receivables and working capital items denominated in Canadian Dollars, RMB, Japanese Yen, Euros and other foreign currencies translated into U.S. Dollars was $85.5 million, of which $83.2 million was denominated in RMB. Assuming a 10% appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates as of December 31, 2022, the potential change in the fair value of foreign currency-denominated financing receivables and working capital items would have been $8.6 million. A significant portion of the Company’s Selling, General, and Administrative Expenses is denominated in Canadian Dollars. Assuming a 1% change appreciation or depreciation in foreign currency exchange rates as of December 31, 2022, the potential change in the amount of Selling, General, and Administrative Expenses would be $0.2 million.

Interest Rate Risk Management

The Company’s earnings may also be affected by changes in interest rates due to the impact those changes have on its interest income from cash, and its interest expense from variable-rate borrowings that may be made under the Credit Facility.

For the year ended December 31, 2022 the Company had drawn down $25.0 million on its Credit Facility (December 31, 2021 — $nil), $12.5 million on its HSBC China Facility (December 31, 2021 — $nil) and $0.4 million on its Bank of China Facility (December 31, 2021 — $3.6 million) which are subject to variable effective interest rates.

The Company had variable rate debt instruments representing 7.7% and 0.8% of its total liabilities as of December 31, 2022 and December 31, 2021, respectively. If the interest rates available to the Company increased by 10%, the Company's interest expense would increase by $0.2 million and interest income from cash would increase by $0.2 million. These amounts are determined by considering the impact of the hypothetical interest rates on the Company's variable rate debt and cash balances as of December 31, 2022.

Item 8. Financial Statements and Supplementary Data

************

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of IMAX Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of IMAX Corporation and its subsidiaries (together, the Company) as of December 31, 2022 and 2021, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the COSO.

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

As described in Management’s Annual Report on Internal Control over Financial Reporting, management has excluded SSIMWAVE from its assessment of internal control over financial reporting as of December 31, 2022, because it was acquired by the Company in a purchase business combination during 2022. We have also excluded SSIMWAVE from our audit of internal control over financial reporting. SSIMWAVE is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent approximately 3% and less than 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2022.

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

Revenue Recognition – IMAX Systems Revenue

As described in notes 3(o) and 22 to the consolidated financial statements, the Company recognized revenue from IMAX Systems related to the IMAX Technology Sales and Maintenance category (IMAX Systems) of $62.9 million for the year ended December 31, 2022. Management evaluates whether an IMAX System arrangement involves either a sale or a lease of an IMAX System, and for those arrangements that are accounted for as a sale of an IMAX System, determines the transaction price and the allocation thereof to each separate performance obligation based on estimated standalone selling prices. For arrangements accounted for as a sale of an IMAX System, the transaction price allocated to the performance obligation is recognized when the conditions signifying transfer of control have been met. For IMAX System arrangements, management applied significant judgment in (i) determining whether the IMAX System arrangement related to either a sale or a lease by considering the terms of the arrangement including title to the IMAX System equipment and payment consideration; (ii) estimating the transaction price, which may include the discounted present value of fixed ongoing payments and variable consideration (such as indexed minimum payment increases and additional payments owed by the customer if certain minimum box office receipt thresholds are exceeded); (iii) allocating the transaction price to each separate performance obligation based on estimated standalone selling prices; and (iv) determining the timing of revenue recognition based on when performance obligations are met.

The principal considerations for our determination that performing procedures relating to the revenue recognition of IMAX Systems revenue is a critical audit matter are that management identified the matter as a critical accounting estimate, and there was significant judgment required by management in (i) determining whether the IMAX System arrangement related to a sale or a lease and, based on the type of sale or lease each arrangement represents, whether it falls in the scope of ASC 606 or ASC 842; (ii) estimating the transaction price, which may include the discounted present value of fixed ongoing payments and variable consideration; (iii) allocating the transaction price to each separate performance obligation; and (iv) determining the timing of revenue recognition. This in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence relating to the revenue recognition of IMAX Systems revenue.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over management’s review and approval of revenue recognition memoranda produced for each IMAX System arrangement, which include the determination of the type of IMAX System arrangement, the estimate of the transaction price and allocation thereof and the timing of the related revenue recognition. These procedures also included, among others, evaluating the reasonableness of management’s assessment of whether the IMAX System arrangement related to either a sale or a lease by considering the contractual terms and conditions of the executed contracts. Procedures were also performed to test management’s process for estimating the transaction price for a sample of contracts with customers, including (i) evaluating the appropriateness of management’s discounted present value method; (ii) testing the completeness, accuracy and relevance of the data used in estimating the transaction price; and (iii) evaluating the reasonableness of significant assumptions used by management, including the discount rate and expected future performance of underlying theatres associated with the arrangement. Evaluating management’s assumption related to the discount rate involved evaluating whether the assumption was reasonable considering consistency with external market data. Evaluating management’s assumption related to expected future performance of underlying theatres associated with the arrangement involved evaluating whether the assumption was reasonable considering the current and past performance of the underlying theatres. Procedures were also performed to test management’s process for allocating the transaction price to each separate performance obligation, including (i) evaluating the appropriateness of management’s method of allocating the transaction price; (ii) testing the completeness, accuracy and relevance of the data used in allocating the transaction price; and (iii) evaluating the reasonableness of significant assumptions used by management, including estimated standalone selling prices. Evaluating management’s assumption related to estimated standalone selling prices involved evaluating whether the assumption was reasonable by comparing the estimate to current and historical transactions. Evaluating the appropriateness of management’s assessment of the timing of revenue recognition involved inspecting the customers’ certificates of acceptance and theatre openings during the year.

Uncertain Tax Positions

As described in notes 3(n) and 13 to the consolidated financial statements, the Company had total tax reserves of $9.7 million as of December 31, 2022 related to uncertain tax positions. The Company is subject to ongoing tax exposures, examinations and assessments in various jurisdictions. Tax benefits are recognized only when it is more likely than not, based on the technical merits, that the benefits will be sustained on examination. Tax benefits that meet the more-likely-than-not recognition threshold are measured using a probability weighting of the largest amount of tax benefit that has greater than 50% likelihood of being realized upon settlement. As disclosed by management, tax audits can result in subsequent assessments where the ultimate resolution may result in the Company owing additional taxes above what was originally recognized. Tax reserves for uncertain tax positions are adjusted by management to reflect its best estimate of the outcome of examinations and assessments and in light of changing facts and circumstances, such as the completion of a tax audit, expiration of a statute of limitations, the refinement of an estimate, and interest accruals associated with the uncertain tax positions until they are resolved. The estimate of the Company’s tax reserves relating to uncertain tax positions required management to assess uncertainties and to make significant judgments about the application of complex tax laws.

The principal considerations for our determination that performing procedures relating to uncertain tax positions is a critical audit matter are (i) the significant judgment by management in determining uncertain tax positions, including a high degree of estimation uncertainty relative to the numerous and complex tax laws, frequency of tax audits and potential for significant adjustments as a result of such audits; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s timely identification, recognition and measurement of uncertain tax positions; (iii) the evaluation of audit evidence available to support the tax reserves for uncertain tax positions resulted in significant auditor judgment as the nature of the evidence is often subjective; and (iv) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the identification and recognition of the tax reserves for uncertain tax positions, controls addressing completeness of the uncertain tax positions and controls over measurement of the tax reserves. These procedures also included, among others (i) testing the information used in the calculation of the tax reserves for uncertain tax positions; (ii) testing the calculation of the tax reserves for uncertain tax positions by jurisdiction; and (iii) evaluating the status and results of income tax audits with the relevant tax authorities, as applicable. Professionals with specialized skill and knowledge were used to assist in the evaluation of the completeness and measurement of the Company’s uncertain tax positions, including evaluating the reasonableness of management’s assessment of whether tax positions are more-likely-than-not of being sustained and the amount of potential benefit to be realized, the application of relevant tax laws, and estimated interest and penalties.

Allowance for Credit Losses on Accounts Receivable, Financing Receivables and Variable Consideration Receivables

As described in notes 3(d) and 6 to the consolidated financial statements, the Company’s allowance for credit losses related to accounts receivable was $14.1 million, the allowance for credit losses related to financing receivables was $11.7 million and the allowance for credit losses related to variable consideration receivables was $0.6 million as of December 31, 2022 (together, allowance for credit losses on receivables). Accounts receivable, financing receivables and variable consideration receivables are measured on the amortized cost basis and presented at the net amount expected to be collected. Management increased the allowance for credit losses by $7.2 million for the year ended December 31, 2022. Management develops its estimate of credit losses by class of receivable and customer type through a calculation that utilizes historical loss rates, which are then adjusted for specific receivables that are judged to have a higher-than-normal risk profile after taking into account management’s internal credit quality classifications, as well as macro-economic and industry risk factors. Management applied judgment in estimating the allowance for credit losses on receivables, which included assessing credit quality classifications and macro-economic and industry risk factors.

The principal considerations for our determination that performing procedures relating to the allowance for credit losses on receivables is a critical audit matter are (i) the judgment by management in estimating the allowance for credit losses on receivables and (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s assessment of credit quality classifications and macro-economic and industry risk factors.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s estimate of the allowance for credit losses on receivables, including controls related to management’s assessment of credit quality classifications and macro-economic and industry risk factors. These procedures also included, among others (i) testing management’s process for estimating the allowance for credit losses on receivables; (ii) evaluating the appropriateness of management’s method; (iii) testing the completeness and accuracy of underlying data used in the method; and (iv) evaluating the reasonableness of management’s assessment of credit quality classifications and macro-economic and industry risk factors. Evaluating the reasonableness of management’s assessment of credit quality classifications and macro-economic and industry risk factors on a sample basis involved considering (i) recent payment patterns of customers; (ii) consistency with external market and industry data; (iii) inquiries with management regarding adjustments for forward-looking information on economic factors affecting the ability of customers to settle the receivables; (iv) recent correspondence with customers; (v) recent public filings by customers; and (vi) whether this assessment was consistent with evidence obtained in other areas of the audit.

/s/PricewaterhouseCoopers LLP

Chartered Professional Accountants, Licensed Public Accountants

Toronto, Canada

February 22, 2023

We have served as the Company’s auditor since 1987, which includes periods before the Company became subject to SEC reporting requirements.

IMAX CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. Dollars except share amounts)

	As of December 31,
	2022	2021
Assets
Cash and cash equivalents	$97,401	$189,711
Accounts receivable, net of allowance for credit losses	136,142	110,050
Financing receivables, net of allowance for credit losses	129,384	141,049
Variable consideration receivables, net of allowance for credit losses	44,024	44,218
Inventories	31,534	26,924
Prepaid expenses	12,343	11,802
Film assets, net of accumulated amortization	5,277	4,241
Property, plant and equipment, net of accumulated depreciation	252,896	260,353
Investment in equity securities	1,035	1,087
Other assets	15,665	17,799
Deferred income tax assets, net of valuation allowance	9,900	13,906
Goodwill	52,815	39,027
Other intangible assets, net of accumulated amortization	32,738	23,080
Total assets	$821,154	$883,247
Liabilities
Accounts payable	$25,237	$15,943
Accrued and other liabilities	117,286	111,896
Deferred revenue	70,940	81,281
Revolving credit facility borrowings, net of unamortized debt issuance costs	36,111	2,472
Convertible notes and other borrowings, net of unamortized discounts and debt issuance costs	226,912	223,641
Deferred income tax liabilities	14,900	17,642
Total liabilities	491,386	452,875
Commitments, contingencies and guarantees (see Notes 16 and 17)
Non-controlling interests	722	758
Shareholders' equity
Capital stock common shares — no par value. Authorized — unlimited number.
54,148,614 issued and outstanding (December 31, 2021 — 58,653,642 issued and outstanding)	376,715	409,979
Other equity	185,678	174,620
Statutory surplus reserve	3,932	3,932
Accumulated deficit	(293,124)	(234,975)
Accumulated other comprehensive (loss) income	(9,846)	2,527
Total shareholders' equity attributable to common shareholders	263,355	356,083
Non-controlling interests	65,691	73,531
Total shareholders' equity	329,046	429,614
Total liabilities and shareholders' equity	$821,154	$883,247

(See the accompanying notes, which are an integral part of these Consolidated Financial Statements)

IMAX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. Dollars, except per share amounts)

	Years Ended December 31,
	2022	2021	2020
Revenues
Technology sales	$69,158	$66,153	$49,728
Image enhancement and maintenance services	161,379	131,148	59,318
Technology rentals	61,786	46,790	17,841
Finance income	8,482	10,792	10,116
	300,805	254,883	137,003
Costs and expenses applicable to revenues
Technology sales	37,610	37,039	33,170
Image enhancement and maintenance services	81,834	58,062	53,598
Technology rentals	25,006	25,376	28,695
	144,450	120,477	115,463
Gross margin	156,355	134,406	21,540
Selling, general and administrative expenses	138,043	117,322	108,485
Research and development	5,300	6,944	5,618
Amortization of intangible assets	4,829	4,877	5,394
Credit loss expense (reversal), net	8,547	(3,951)	18,608
Asset impairments	4,470	—	1,151
Legal judgment and arbitration awards	—	(1,770)	4,105
(Loss) income from operations	(4,834)	10,984	(121,821)
Realized and unrealized investment gains (losses)	70	5,340	(2,081)
Retirement benefits non-service expense	(556)	(463)	(600)
Interest income	1,428	2,218	2,388
Interest expense	(5,877)	(7,092)	(7,010)
(Loss) income before taxes	(9,769)	10,987	(129,124)
Income tax expense	(10,108)	(20,564)	(26,504)
Equity in losses of investees, net of tax	—	—	(1,858)
Net loss	(19,877)	(9,577)	(157,486)
Net (income) loss attributable to non-controlling interests	(2,923)	(12,752)	13,711
Net loss attributable to common shareholders	$(22,800)	$(22,329)	$(143,775)

Net loss per share attributable to common shareholders - basic and diluted:
Net loss per share — basic and diluted	$(0.40)	$(0.38)	$(2.43)
Weighted average shares outstanding — basic and diluted (in thousands)	56,674	59,126	59,237

(See the accompanying notes, which are an integral part of these Consolidated Financial Statements)

IMAX CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands of U.S. Dollars)

	Years Ended December 31,
	2022	2021	2020
Net loss	$(19,877)	$(9,577)	$(157,486)
Other comprehensive (loss) income, before tax
Unrealized defined benefit plan actuarial gain (loss)	2,901	132	(897)
Unrealized postretirement benefit plans actuarial gain (loss)	754	140	(351)
Amortization of prior service cost	184	185	87
Unrealized net (loss) gain from cash flow hedging instruments	(1,323)	468	500
Realized net loss (gain) from cash flow hedging instruments	596	(1,707)	604
Reclassification of unrealized gain from ineffective cash flow hedging instruments	—	(318)	—
Foreign currency translation adjustments	(20,594)	3,364	5,992
Total other comprehensive (loss) income, before tax	(17,482)	2,264	5,935
Income tax (expense) benefit related to other comprehensive income	(818)	286	55
Other comprehensive (loss) income, net of tax	(18,300)	2,550	5,990
Comprehensive loss	(38,177)	(7,027)	(151,496)
Comprehensive loss (income) attributable to non-controlling interests	3,004	(13,763)	11,899
Comprehensive loss attributable to common shareholders	$(35,173)	$(20,790)	$(139,597)

(See the accompanying notes, which are an integral part of these Consolidated Financial Statements)

IMAX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. Dollars)

	Years Ended December 31,
	2022	2021	2020

Operating Activities
Net loss	$(19,877)	$(9,577)	$(157,486)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	56,661	56,082	52,704
Amortization of deferred financing costs	3,177	2,513	902
Credit loss expense (reversal), net	8,547	(3,951)	18,608
Write-downs, including asset impairments	7,176	1,764	17,729
Deferred income tax (benefit) expense	(2,073)	2,996	23,618
Share-based and other non-cash compensation	27,573	26,079	22,038
Unrealized foreign currency exchange loss (gain)	1,108	256	(1,355)
Realized and unrealized investment (gains) losses	(70)	(5,340)	2,081
Equity in losses of investees	—	—	1,858
Changes in assets and liabilities:
Accounts receivable	(29,003)	(52,453)	33,597
Inventories	(5,529)	11,451	1,637
Film assets	(19,598)	(14,810)	(7,665)
Deferred revenue	(11,572)	(6,591)	(6,637)
Changes in other operating assets and liabilities	801	(2,354)	(24,640)
Net cash provided by (used in) operating activities	17,321	6,065	(23,011)
Investing Activities
Acquisition of SSIMWAVE Inc., net of cash and cash equivalents acquired	(15,939)	—	—
Purchase of property, plant and equipment	(8,424)	(3,590)	(697)
Investment in equipment for joint revenue sharing arrangements	(19,803)	(10,094)	(6,654)
Interest in film classified as a financial instrument	(4,731)	—	—
Acquisition of other intangible assets	(4,394)	(4,092)	(1,904)
Proceeds from sale of equity securities	—	17,769	—
Net cash used in investing activities	(53,291)	(7)	(9,255)
Financing Activities
Proceeds from issuance of convertible notes, net	—	223,675	—
Debt issuance costs related to convertible notes	—	(1,161)	—
Purchase of capped calls related to convertible notes	—	(19,067)	—
Revolving credit facility borrowings	37,871	3,600	287,610
Repayments of revolving credit facility borrowings	(3,600)	(307,609)	—
Credit facility amendment fees paid	(2,279)	(527)	(1,073)
Repurchase of common shares, IMAX Corporation	(80,124)	(13,905)	(36,624)
Repurchase of common shares, IMAX China	(3,043)	(10,060)	(1,534)
Treasury stock purchased for future settlement of restricted share units	—	—	(3,086)
Taxes withheld and paid on employee stock awards vested	(3,687)	(3,660)	(512)
Common shares issued - stock options exercised	—	883	—
Principal payment under finance lease obligations	(948)	—	—
Dividends paid to non-controlling interests	(2,704)	(4,889)	(4,214)
Net cash (used in) provided by financing activities	(58,514)	(132,720)	240,567
Effects of exchange rate changes on cash	2,174	(1,006)	(406)
(Decrease) increase in cash and cash equivalents during year	(92,310)	(127,668)	207,895
Cash and cash equivalents, beginning of year	189,711	317,379	109,484
Cash and cash equivalents, end of year	$97,401	$189,711	$317,379

(See the accompanying notes, which are an integral part of these Consolidated Financial Statements)

IMAX CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In thousands of U.S. Dollars except share amounts)

	Years Ended December 31,
	2022	2021	2020
Adjustments to capital stock:
Balance, beginning of year	$409,979	$407,020	$419,348
Change in shares held in treasury	—	11	4,027
Restricted share units vested, net of shares withheld for employee tax obligations	11,597	9,833	1,448
Employee stock options exercised, net of shares withheld for employee tax obligations	—	883	—
Grant date fair value of stock options exercised	—	271	—
Average carrying value of repurchased and retired common shares	(46,808)	(8,039)	(17,803)
Issuance of common shares in acquisition	1,947	—	—
Balance, end of year	376,715	409,979	407,020
Adjustments to other equity:
Balance, beginning of year	174,620	188,845	180,225
Amortization of share-based payment expense - stock options	637	1,267	2,426
Amortization of share-based payment expense - restricted share units	18,952	17,116	13,532
Amortization of share-based payment expense - performance stock units	8,495	5,733	2,708
Restricted share units vested	(16,441)	(14,740)	(9,370)
Grant date fair value of stock options exercised	—	(271)	—
Change in ownership interest related to IMAX China common share repurchases	(585)	(4,263)	(676)
Purchase of capped calls related to convertible notes	—	(19,067)	—
Balance, end of year	185,678	174,620	188,845
Adjustments to statutory surplus reserve:
Balance, beginning of period	3,932	—	—
Establishment of statutory surplus reserve, IMAX China	—	3,932	—
Balance, end of period	3,932	3,932	—
Adjustments to accumulated deficit:
Balance, beginning of year	(234,975)	(202,849)	(40,253)
Net loss attributable to common shareholders	(22,800)	(22,329)	(143,775)
Statutory surplus reserve deducted from retained earnings, IMAX China	—	(3,932)	—
Common shares repurchased and retired	(35,349)	(5,865)	(18,821)
Balance, end of year	(293,124)	(234,975)	(202,849)
Adjustments to accumulated other comprehensive (loss) income:
Balance, beginning of year	2,527	988	(3,190)
Other comprehensive (loss) income, net of tax	(12,373)	1,539	4,178
Balance, end of year	(9,846)	2,527	988
Adjustments to non-controlling interests:
Balance, beginning of year	73,531	70,004	81,057
Net income (loss) attributable to non-controlling interests	2,959	12,753	(8,572)
Other comprehensive (loss) income, net of tax	(5,927)	1,011	1,812
Share-based compensation attributable to non-controlling interests	290	449	779
Establishment of statutory surplus reserve, IMAX China	—	1,699	—
Statutory surplus reserve deducted from IMAX China retained earnings	—	(1,699)	—
Dividends paid to non-controlling shareholders of IMAX China	(2,704)	(4,889)	(4,214)
Change in ownership interest related to IMAX China common share repurchases	(2,458)	(5,797)	(858)
Balance, end of year	65,691	73,531	70,004
Total Shareholders' Equity	$329,046	$429,614	$464,008
Common shares issued and outstanding:
Balance, beginning of year	58,653,642	58,921,008	61,175,852
Employee stock options exercised	—	41,613	—
Restricted share units and stock option exercises settled from treasury shares purchased on open market	—	723	187,020
Restricted share units settled with new treasury shares	596,277	531,629	42,982
Repurchase of common shares	(5,261,852)	(841,331)	(2,484,123)
Shares held in treasury	—	—	(723)
Issuance of common shares in acquisition	160,547	—	—
Balance, end of year	54,148,614	58,653,642	58,921,008
(See the accompanying notes, which are an integral part of these Consolidated Financial Statements)

IMAX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands of U.S. Dollars, unless otherwise stated)

1. Description of the Business

IMAX Corporation, together with its consolidated subsidiaries (the “Company”, or “IMAX”) is a Canadian corporation that was formed in March 1994 as a result of an amalgamation between WGIM Acquisition Corp. and the former IMAX Corporation (“Predecessor IMAX”). Predecessor IMAX was incorporated in 1967. As of December 31, 2022, IMAX Corporation indirectly owns 71.73% of IMAX China Holding, Inc. (“IMAX China”), whose shares trade on the Hong Kong Stock Exchange. IMAX China is a consolidated subsidiary of the Company.

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

The Company leverages its proprietary technology and engineering in all aspects of its business, which principally consists of the digital remastering of films and other content into the IMAX format (“IMAX DMR”®) and the sale or lease of premium IMAX theater systems (“IMAX System(s)”).

IMAX Systems are based on proprietary and patented image, audio and other technology developed over the course of the Company’s history since its founding in 1967. The customers for IMAX Systems are principally theater exhibitors that operate commercial multiplex theaters, and, to a much lesser extent, museums, science centers and destination entertainment sites. The Company generally does not own the locations in the IMAX network, and is not an exhibitor, but instead sells or leases the IMAX System to exhibitor customers along with a license to use its trademarks and ongoing maintenance services.

As of December 31, 2022, there were 1,716 IMAX Systems operating in 87 countries and territories, including 1,633 commercial multiplexes, 12 commercial destinations and 71 institutional locations in the Company's global network. This compares to 1,683 IMAX Systems operating in 87 countries and territories as of December 31, 2021 including 1,599 commercial multiplexes, 12 commercial destinations, and 72 institutional locations in the Company's global network.

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

The Company has the following reportable segments: (i) IMAX DMR; (ii) Joint Revenue Sharing Arrangements (“JRSA”); (iii) IMAX Systems, (iv) IMAX Maintenance; (v) Other Theater Business; (vi) Film Distribution; and (vii) Film Post-Production, which are described in Note 22.

2. Impact of COVID-19 Pandemic

The COVID-19 pandemic and the measures to prevent its spread have impacted the Company’s business and the global economy. Capacity restrictions and safety protocols were lifted then reinstituted at various points since the third quarter of 2020. Although normal operations have resumed in most key markets and movie theaters throughout the IMAX network, the Company’s business continues to experience impact from COVID-19. For example, following the emergence of the Omicron variant and the rise of COVID-19 cases in China in the first quarter of 2022, the Chinese government reinstituted capacity restrictions and safety protocols on large public gatherings and enforced a zero-COVID policy, which led to the temporary lock-down of various cities and the temporary closure of theaters in these cities. At the end of 2022, the Chinese government relaxed its zero-COVID policies and significantly eased capacity restrictions. As of December 31, 2022, approximately 97% of the IMAX network in Greater China was open at various capacities.

The impact of the COVID-19 pandemic on the Company's business and financial results will continue to depend on numerous evolving factors that cannot be accurately predicted and that will vary by jurisdiction and market.

3. Summary of Significant Accounting Policies

The Company prepares its Consolidated Financial Statements in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The significant accounting policies used by the Company are summarized below.

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

The Company has interests in ten film production companies, which have been identified as VIEs. The Company is the primary beneficiary of and consolidates five of these entities as it has the power to direct the activities that most significantly impact the economic performance of the VIE, and it has the obligation to absorb losses or the right to receive benefits from the respective VIE that could potentially be significant. The majority of the assets relating to these production companies are held by the IMAX Original Film Fund (the “Original Film Fund”) as described in Note 26(b). The Company does not consolidate the other five film production companies because it does not have the power to direct their activities and it does not have the obligation to absorb the majority of the expected losses or the right to receive expected residual returns. The Company uses the equity method of accounting for these entities, which are not material to the Company’s Consolidated Financial Statements. A loss in value of an equity method investment that is other than temporary is recognized as a charge in the Consolidated Statements of Operations.

As of December 31, 2022 and 2021, total assets and liabilities of the Company's consolidated VIEs are as follows:

	December 31,	December 31,
(In thousands of U.S. Dollars)	2022	2021
Total assets	$1,523	$1,576
Total liabilities	$248	$259

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

Significant estimates made by management include, but are not limited to: (i) the allocation of the transaction price in an IMAX System arrangement to distinct performance obligations; (ii) the amount of variable consideration to be earned on sales of IMAX Systems based on projections of future box office performance; (iii) expected credit losses on accounts receivable, financing receivables, and variable consideration receivables; (iv) provisions for the write-down of excess and obsolete inventory; (v) the fair values of the reporting units used in assessing the recoverability of goodwill; (vi) the cash flow projections used in testing the recoverability of long-lived assets such as the theater system equipment supporting joint revenue sharing arrangements; (vii) the economic lives of the theater system equipment supporting joint revenue sharing arrangements; (viii) the useful lives of intangible assets; (ix) the ultimate revenue forecasts used to test the recoverability of film assets; (x) the discount rates used to determine the present value of financing receivables and lease liabilities, as well as to determine the fair values of the Company’s reporting units for the purpose of assessing the recoverability of goodwill; (xi) pension plan assumptions; (xii) estimates related to the fair value and projected vesting of share-based payment awards; (xiii) the valuation of deferred income tax assets; (xiv) reserves related to uncertain tax positions; and (xv) the allocation of the purchase price for the acquisition of SSIMWAVE Inc. and its wholly-owned subsidiary (together, “SSIMWAVE”).

The COVID-19 pandemic and the measures to prevent its spread have impacted the Company’s business and the global economy, as described in Note 2. Although management is encouraged by the broad reopening of the IMAX network, the continued progress towards the resumption of normal theater operations, normal film release schedules, and recent box office results, there continues to be risk and uncertainty relating to the judgments, assumptions, and estimates used by management in preparing the Company's Consolidated Financial Statements.

Commencing in March 2022, in response to numerous sanctions imposed by the United States, Canada and the European Union on companies transacting in Russia and Belarus resulting from ongoing conflict between Russia and Ukraine, the Company suspended its operations in Russia and Belarus. As of December 31, 2022, the IMAX network includes 54 systems in Russia, eight systems in Ukraine, and one system in Belarus, and the Company's backlog includes 14 systems in Russia, one system in Ukraine, and five systems in Belarus with a total fixed contracted value of $22.9 million. In the first quarter of 2022, the Company recorded provisions for potential credit losses against substantially all of its receivables in Russia due to uncertainties associated with the ongoing conflict and resulting sanctions. These receivables relate to existing sale agreements as the Company is not party to any joint revenue sharing arrangements in these countries. In addition, beginning in the first quarter of 2022, exhibitors in Russia, Ukraine, and Belarus were placed on nonaccrual status for maintenance revenue and finance income. Most multiplexes in Ukraine have reopened since the conflict began and the Company remains optimistic that its full network in Ukraine will ultimately resume operations. The Company continues to closely monitor the evolving impacts of this conflict (including the sanctions imposed by the United States, Canada and the European Union) and its effects on the global economy and the Company. (See Note 6 for more information on the impact of the ongoing Russia-Ukraine conflict and resulting sanctions on the Company's receivables and current expected credit losses.)

On September 7, 2022, Cineworld Group plc (“Cineworld”), the parent company of Regal, and certain of its subsidiaries and Regal CineMedia Holdings, LLC, filed petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the Southern District of Texas. The Company had an unsecured pre-petition claim of $11.4 million related to receivables from the entities included in the reorganization proceedings. On October 21, 2022, the Company was ratified by the bankruptcy court as a critical vendor of Cineworld, allowing the Company to collect pre-petition amounts owed to it by Cineworld, and requiring Cineworld to stay current on the Company’s post-petition receivables. On November 8, 2022, IMAX Corporation entered into a trade agreement with Cineworld (the “Trade Agreement”), pursuant to which Cineworld affirmed the amount of the receivables owed to the Company and agreed to a payment plan under which all amounts due will be settled over the period from November 9, 2022 to April 12, 2023. As of February 20, 2023, the Company had received payments of $7.2 million from Cineworld in accordance with the terms of the Trade Agreement. Based on its evaluation of its contracts with Cineworld, its assessment of the reorganization and its discussions with Cineworld to date, the Company has determined that no additional provision for expected credit losses is required. The Company also does not expect to see a material impact on its IMAX network with Cineworld resulting from this reorganization. There can, however, be no guarantees as to the ultimate outcome of a Chapter 11 proceeding.

(c)
Cash and Cash Equivalents

The Company considers all highly liquid investments convertible to a known amount of cash and with an original maturity of three months or less to be cash equivalents.

(d)
Receivables

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

(See Note 6 for more information related to the Company’s receivables and current expected credit losses.)

(e)
Inventories

Inventories are carried at the lower of cost, determined on an average cost basis, and net realizable value except for raw materials, which are carried at the lower of cost and replacement cost. Finished goods and work-in-process includes the cost of raw materials, direct labor, theater design costs, and an applicable share of manufacturing overhead costs.

The costs related to IMAX Systems under sale and sales-type lease arrangements are transferred from Inventories to Costs and Expenses Applicable to Revenues – Technology Sales in the period when the sale is recognized in the Consolidated Statements of Operations. The costs related to IMAX Systems under joint revenue sharing arrangements are transferred from Inventories to assets under construction in Property, Plant and Equipment when allocated to a signed joint revenue sharing arrangement.

The Company records write-downs for excess and obsolete inventory based upon management’s judgments regarding future events and business conditions, including the anticipated installation dates for the current backlog of theater system contracts, contracts in negotiation, technological developments, growth prospects within the customers’ ultimate marketplace and anticipated market acceptance of the Company’s current and pending theater IMAX Systems.

Finished goods inventories includes IMAX Systems for which title has passed to the Company’s customer in situations when the IMAX System has been delivered to the customer, but the criteria for revenue recognition were not met as of the balance sheet date.

(f)
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

Film exploitation costs, including advertising and marketing, are recorded in Costs and Expenses Applicable to Revenues – Image Enhancement and Maintenance Services as incurred, except for those costs that are made after recognizing revenue, which are recorded when the related revenues are recognized.

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

The cost of IMAX System components and related equipment expected to be used in future joint revenue sharing arrangements, including related direct labor costs and an allocation of direct production costs, are recorded within assets under construction until the underlying IMAX System is installed and in working condition. These assets are depreciated to Costs and Expenses Applicable to Revenues on a straight-line basis over the lesser of the term of the joint revenue sharing arrangement and the equipment’s expected useful life. The estimated useful lives of the system components and related equipment used in joint revenue sharing arrangements are reviewed periodically to determine if any adjustments are required.

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

(h)
Investment in Equity Securities

Equity securities with readily determinable fair values are reported at fair value with changes in fair value recorded within Realized and Unrealized Investment Gains (Losses) in the Consolidated Statements of Operations.

(i)
Other Assets

Other Assets principally includes lease incentives provided to certain exhibitor customers under joint revenue sharing arrangements classified as an operating lease, as well as sales commissions and other deferred selling expenses that directly relate to the acquisition of the revenue generating contract and are incremental to the Company’s other expenses. To a much lesser extent, Other Assets also includes various investments and foreign currency derivatives.

Capitalized lease incentives are amortized on a straight-line basis over the term of the lease as a reduction to rental revenue. Sales commissions and other selling expenses paid prior to the recognition of the related revenue are deferred and recognized within Costs and Expenses Applicable to Revenues upon the client acceptance of the IMAX System or the abandonment of the sale arrangement. Foreign currency derivatives are accounted for at fair value using quoted prices in active markets.

In periods when there are no outstanding borrowings under the Company’s revolving credit facility arrangements, any related debt issuance costs are recorded within Other Assets and amortized on a straight-line basis over the term of the facility. In periods when there are outstanding borrowings under the Company’s revolving credit facility arrangements, any related debt issuance costs are reclassified to reduce the principal amount of outstanding borrowings and amortized on a straight-line basis over the term of the facility. (See Note 15 for information related to the Company’s borrowings.)

(j)
Goodwill

Goodwill represents the excess of the purchase price paid over the fair value of net assets acquired in a business combination. Goodwill is not amortized, but is tested annually for impairment at the reporting unit level in the fourth quarter of the year and between annual tests if indicators of potential impairment exist. These indicators could include a decline in the Company’s stock price and market capitalization, a significant change in the outlook for the reporting unit's business, including projections of future box office results and IMAX System installations, lower than expected operating results, increased competition, legal factors, or the sale or disposition of a significant portion of a reporting unit. For reporting units with goodwill, an impairment loss is recognized for the amount by which the reporting unit's carrying value, including goodwill, exceeds its fair value. The carrying value of each reporting unit is based on a systematic and rational allocation of certain assets and liabilities. The fair value of each reporting unit is assessed using a discounted cash flow model based on management’s current short-term forecast and estimated long-term projections, against which various sensitivity analyses are performed. The discount rates used in the cash flow model are derived based on the Company’s estimated weighted average cost of capital. These estimates and the likelihood of future changes in these estimates depend on a number of underlying variables and a range of possible outcomes.

(k)
Other Intangible Assets

Other intangible assets with finite lives are generally amortized on a straight-line basis over estimated useful lives ranging from 4 to 20 years, except for intangible assets that have an identifiable pattern of consumption of the economic benefit of the asset. Such intangible assets are amortized over the consumption pattern.

Research and development acquired in a business combination is measured at fair value using market-participant assumptions and is initially classified as an indefinite-lived intangible asset. The in-process intangible research and development (IPR&D) assets are considered indefinite-lived until the abandonment or completion of the associated research and development efforts. If the acquired IPR&D project is abandoned, the related intangible would be written off or impaired. Once the IPR&D activities are completed, management would determine the useful lives and the methods of amortization of the related intangible assets.

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

(l)
Deferred Revenue

In instances where the Company receives consideration prior to satisfying its performance obligations, the recognition of revenue is deferred. The majority of the Deferred Revenue balance relates to payments received by the Company for IMAX Systems where control of the system has not transferred to the customer. The Deferred Revenue balance related to an individual location increases as progress payments are made and is then derecognized when control of the system is transferred to the customer. To a lesser extent, the Deferred Revenue balance also relates to situations when an exhibitor customer pays the contractual maintenance fee prior to the recognition of revenue.

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

(n)
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

The Company assesses the realization of deferred income tax assets and based on all available evidence, concludes whether it is more likely than not that the net deferred income tax assets will be realized. A valuation allowance is provided for the amount of deferred income tax assets not considered to be realizable in the current period. In assessing the need for a valuation allowance, management considers, among other things, projections of future taxable income and ongoing prudent and feasible tax planning strategies. If management determines that sufficient negative evidence exists, then management will consider recording a valuation allowance against a portion or all of the deferred tax assets in that jurisdiction. If, after recording a valuation allowance, management’s projections of future taxable income and other positive evidence considered in evaluating the need for a valuation allowance prove, with the benefit of hindsight, to be inaccurate, it could prove more difficult to support the realization of these deferred tax assets. As a result, an additional valuation allowance could be required, which would have an adverse impact on the Company’s effective income tax rate and results. Conversely, if, after recording a valuation allowance, management determines that sufficient positive evidence exists in the jurisdiction in which a valuation allowance is recorded, the Company may reverse all or a portion of the valuation allowance in that jurisdiction. In such situations, the adjustment made to the deferred tax asset would have a favorable impact on the Company’s effective income tax rate and results in the period such determination was made.

The Company is subject to ongoing tax exposures, examinations and assessments in various jurisdictions. Tax benefits are recognized only when it is more likely than not, based on the technical merits, that the benefits will be sustained on examination. Tax benefits that meet the more likely than not recognition threshold are measured using a probability weighting of the largest amount of tax benefit that has greater than 50% likelihood of being realized upon settlement. Whether the more likely than not recognition threshold is met for a particular tax benefit is a matter of judgment based on the individual facts and circumstances evaluated in light of all available evidence as of the balance sheet date. Although management believes that the Company has adequately accounted for its uncertain tax positions, tax audits can result in subsequent assessments where the ultimate resolution may result in the Company owing additional taxes above what was originally recognized in its financial statements.

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

(o)
Revenue Recognition

IMAX Systems

The Company evaluates each of the performance obligations in an IMAX System arrangement to determine which are considered distinct, either individually or in a group, for accounting purposes and which of the deliverables represent separate performance obligations.

The Company’s “System Obligation” consists of the following: (i) an IMAX System, which includes the projector, sound system, screen system and, if applicable, a 3D glasses cleaning machine; (ii) services associated with the IMAX System, including theater design support, the supervision of installation services, and projectionist training; and (iii) a license to use the IMAX brand to market the theater. The System Obligation, as a group, is a distinct performance obligation. The Company is not responsible for the physical installation of the equipment in the customer’s facility; however, it supervises the installation by the customer. The customer has the right to use the IMAX brand from the date the Company and the customer enter into an arrangement.

IMAX System arrangements also include a requirement for the Company to provide maintenance services and an extended warranty over the life of the arrangement in exchange for an annual maintenance fee, which is subject to a consumer price index increase on renewal each year. Consideration related to the provision of maintenance services is included in the allocation of the transaction price to the separate performance obligations in the arrangement at contract inception, as discussed in more detail below. The Company’s maintenance services are a stand ready obligation and, as a result, are recognized on a straight-line basis over the contract term.

The transaction price in an IMAX System arrangement is allocated to each good or service that is identified as a separate performance obligation based on estimated standalone selling prices. This allocation is based on observable prices when the Company sells the goods or services separately. The Company has established standalone prices for the System Obligation and maintenance and extended warranty services, as well as for film license arrangements. The Company uses an adjusted market assessment approach for separate performance obligations that do not have standalone selling prices or third-party evidence of estimated standalone selling prices. The Company considers multiple factors including its historical pricing practices, product class, market competition and geography.

IMAX System arrangements involve either the lease or the sale of an IMAX System. The transaction price for the System Obligation, other than for IMAX Systems delivered pursuant to joint revenue sharing arrangements, consist of upfront or initial payments made before and after the final installation of the system and ongoing payments throughout the term of the arrangement. The Company estimates the transaction price, including an estimate of future variable consideration, received in exchange for the goods delivered or services rendered. The arrangement for the sale of an IMAX System includes indexed minimum payment increases over the term of the arrangement, as well as the potential for additional payments owed by the exhibitor customer if certain minimum box office receipt thresholds are exceeded. In addition, hybrid sales arrangements include amounts owed by the exhibitor customer based on a percentage of their box office receipts over the term of the arrangement. These contract provisions are considered to be variable consideration. An estimate of the present value of such variable consideration is recognized as revenue upon the transfer of control of the System Obligation to the customer, subject to constraints to ensure that there is not a risk of significant revenue reversal. This estimate is based on management’s box office projections for the individual location, which are developed using historical data for the location and, if necessary, comparable theaters and territories (see “Constraints on the Recognition of Variable Consideration” below). Transfer of control of the System Obligation occurs at the earlier of client acceptance of the installation of the IMAX System, including projectionist training, and the opening of the theater to the public, as discussed in more detail below.

IMAX System arrangements are non-cancellable unless the Company fails to perform its obligations. In the absence of a material default by the Company, there is no right to any remedy for the customer under the Company’s arrangements. If a material default by the Company exists, the customer has the right to terminate the arrangement and seek a refund only if the customer provides notice to the Company of a material default and only if the Company does not cure the default within a specified period.

Sales Arrangements

For IMAX System arrangements that qualify as a sale, the transaction price allocated to the System Obligation is recognized in the Consolidated Statements of Operations upon the transfer of control of the system to the customer, which is when all of the following conditions have been met: (i) the projector, sound system, and screen system have been installed and are in full working condition, (ii) the 3D glasses cleaning machine, if applicable, has been delivered, (iii) projectionist training has been completed, and (iv) the earlier of (a) the receipt of written customer acceptance certifying the completion of installation and run-in testing of the equipment and the completion of projectionist training or (b) the public opening of the IMAX System.

The initial revenue recognized in a sales arrangement consists of payments made before and in connection with the installation of the IMAX System and the present value of any future payments, including ongoing fixed minimum payments, which are subject to indexed increases over the term of the arrangement, and potential additional payments owed by the customer if certain minimum box office receipt thresholds are exceeded. In addition, hybrid sales arrangements include amounts owed by the customer based on a percentage of their box office receipts over the term of the arrangement. Potential payments based on the future box office receipts of the customer are considered to be variable consideration. An estimate of the present value of such variable consideration is recognized as revenue upon the transfer of control of the System Obligation to the customer, subject to constraints to ensure that there is not a risk of significant revenue reversal (see “Constraints on the Recognition of Variable Consideration” below).

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

As discussed above, the Company’s significant streams of variable consideration relate to arrangements for the sale of IMAX Systems which include indexed minimum payment increases over the term of the arrangement, as well as the potential for additional payments owed by the customer if certain minimum box office receipt thresholds are exceeded. In addition, hybrid sales arrangements include variable consideration based on a percentage of the customer’s box office receipts over the term of the arrangement.

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

Variable consideration related to the level of the customer’s box office receipts is outside of the Company’s control as it is dependent upon the future commercial success of the films released to the IMAX network. The estimated variable consideration initially recognized by the Company is based on management’s box office projections for the location, which are developed using historical box office data for that location and, if necessary, comparable locations and territories. Using this data, management applies its understanding of these exhibition markets to estimate the most likely amount of variable consideration to be earned over the term of the arrangement. Management then applies a constraint to this estimate by reducing the projection by a percentage factor for locations or markets with no or limited historical box office experience. In cases where direct historical experience can be observed, average historical box office results, eliminating significant outliers, is used. The resulting amount of variable consideration is then recorded at its present value as of the date of recognition using a risk-weighted discount rate.

Lease Arrangements

As a lessor, the Company provides IMAX Systems to customers through long-term lease arrangements. Under these arrangements, in exchange for providing the IMAX System, the Company earns fixed upfront and ongoing consideration. A lease arrangement that transfers substantially all of the benefits and risks incident to ownership of the IMAX System is classified as a sales-type lease; otherwise the lease is classified as an operating lease. Prior to commencement of the lease term, the Company may modify certain payment terms or make concessions. If these circumstances occur, the Company reassesses the classification of the lease based on the modified terms and conditions.

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

Finance Income

Finance Income is recognized over the term of the sales-type lease or financed sale receivable, provided collectability is reasonably assured. A theater operator that is classified within the “All Transactions Suspended” category under the Company’s internal credit quality guidelines is placed on nonaccrual status and Finance Income recognition related to the location is stopped. While the recognition of Finance Income is suspended, payments received from a customer are applied against the outstanding balance owed. If payments are sufficient to cover any unreserved receivables, a recovery of provision taken on the billed amount, if applicable, is recorded to the extent of the residual cash received. Once the collectability issues are resolved and the customer has returned to being in good standing, the Company will resume recognition of Finance Income.

Improvements and Modifications

Improvements and modifications to an IMAX System after installation are treated as a separate performance obligation, if and when the Company is requested to perform these services. Revenue is recognized for these services once they have been provided.

Costs and Expenses Applicable to Revenues – Technology Sales

Costs and Expenses Applicable to Revenues – Technology Sales relates to sale and sales-type leases of IMAX Systems and other equipment, and includes the cost of the equipment and costs related to project management, design, delivery and installation supervision services, as applicable. The costs related to IMAX Systems under sale and sales-type lease arrangements are transferred from Inventories to Costs and Expenses Applicable to Revenues in the period when the sale is recognized in the Consolidated Statements of Operations.

Sales commissions and other selling expenses that directly relate to the acquisition of the revenue generating contract and are incremental to the Company’s other expenses are deferred and recognized in the Consolidated Statements of Operations upon the client acceptance of the IMAX System. The Company may have warranty obligations at or after the time revenue is recognized which require the replacement of certain parts that do not affect the functionality of the theater system or services. The costs for warranty obligations for known issues are accrued as charges to Costs and Expenses Applicable to Revenues – Technology Sales at the time revenue is recognized based on the Company’s past historical experience and cost estimates.

Costs and Expenses Applicable to Revenues – Technology Rentals

Costs and Expenses Applicable to Revenues – Technology Rentals relates to joint revenue sharing arrangements classified as operating leases, and primarily includes the depreciation of IMAX System components and related equipment used in the joint revenue sharing arrangement. Impairment losses, if any, are also included in Costs and Expenses Applicable to Revenues – Technology Rentals. Sales commissions related to these arrangements are deferred and recognized as Costs and Expenses Applicable to Revenues – Technology Rentals in the month they are earned by the salesperson, which is typically the month of installation. Direct advertising and marketing costs for each location are charged to Costs and Expenses Applicable to Revenues – Technology Rentals as incurred.

Terminations, Consensual Buyouts and Concessions

The Company enters into IMAX System arrangements with customers that contain customer payment obligations prior to the scheduled installation of the IMAX System. During the period of time between signing and the installation of the IMAX System, which may extend several years, certain customers may be unable to, or may elect not to, proceed with the system installation for a number of reasons including business considerations, or the inability to obtain certain consents, approvals or financing. Once the determination is made that the customer will not proceed with installation, the arrangement may be terminated under the default provisions of the arrangement or by mutual agreement between the Company and the customer (a “consensual buyout”). Terminations by default are situations when a customer does not meet the payment obligations under an arrangement and the Company retains the amounts paid by the customer. Under a consensual buyout, the Company and the customer agree, in writing, to a settlement and to release each other of any further obligations under the arrangement or an arbitrated settlement is reached. Any initial payments retained or additional payments received by the Company are recognized as revenue when the settlement arrangements are executed and the cash is received, respectively.

In addition, the Company may agree with a customer to convert its obligations for one type of IMAX System configuration that has not yet been installed to an arrangement to acquire or lease a different type of IMAX System. The Company considers these situations to be the termination of the original arrangement and the origination of a new arrangement.

The Company may offer certain incentives to customers to complete IMAX System transactions including payment concessions or free services and products such as film licenses or 3D glasses. Reductions in, and deferral of, payments are taken into account in determining the transaction price either by a direct reduction in the sales price or a reduction of payments to be discounted. Free products and services are accounted for as separate performance obligations.

Maintenance and Extended Warranty Services

Maintenance and extended warranty services may be provided under an arrangement with multiple performance obligations or as a separately priced contract. Revenues related to these services are deferred and recognized on a straight-line basis over the contract period and are recognized within Revenues – Image Enhancement and Maintenance Services in the Consolidated Statements of Operations. Maintenance and extended warranty services include maintenance of the customer’s equipment and replacement parts. Under certain maintenance arrangements, maintenance services may include additional training services to the customer’s technicians. All costs associated with this maintenance and extended warranty program are expensed as incurred. A loss on maintenance and extended warranty services is recognized if the expected cost of providing the services under the contract exceeds the related deferred revenue. As the maintenance services are a stand ready obligation with the cost of providing the service expected to increase throughout the term, revenue is recognized over the term of the arrangement such that increased amounts are recognized in later periods.

IMAX DMR Services

In an IMAX DMR arrangement, the Company receives a percentage of the box-office receipts from a third party who owns the copyright to a film in exchange for converting the film into IMAX DMR format and distributing it through the IMAX network. In these arrangements, although the Company does not hold rights to the intellectual property in the form of the film content, it is compensated for the application of its intellectual property in the form of its patented DMR processes to create new intellectual property in the form of an IMAX DMR version of film. Revenues associated with IMAX DMR arrangements qualify for the variable consideration exemption for sales- or usage-based royalties in the relevant accounting guidance and are recognized within Revenues – Image Enhancement and Maintenance Services in the period when the corresponding box office sales occur.

Losses on IMAX DMR services are recognized as Costs and Expenses Applicable to Revenues – Image Enhancement and Maintenance Services in the period when it is determined that the Company’s estimate of total revenues to be realized by the remastered film will not exceed the corresponding cost of IMAX DMR services.

Film Production Services

In certain film arrangements, the Company produces a film financed by third parties whereby the third party retains the copyright, and the Company obtains exclusive distribution rights. Under these arrangements, the Company is entitled to receive a fixed fee or retain, as a fee, the excess of gross revenue over the cost of the production (the “production fee”). The third party receives a portion of the revenues received by the Company from distributing the film, which is charged to Costs and Expenses Applicable to Revenues – Image Enhancement and Maintenance Services. Production fees are deferred and recognized as a reduction in the cost of the film based on the ratio of the Company’s distribution revenues recognized in the current period to the ultimate distribution revenues expected from the film. Film exploitation costs, including advertising and marketing, are recorded in Costs and Expenses Applicable to Revenues – Image Enhancement and Maintenance Services as incurred, except for those costs that are made after recognizing revenue, which are recorded when the related revenues are recognized.

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

Film Distribution Services

In a Film Distribution arrangement, the Company distributes large-format documentary films, primarily to institutional locations, and distributes exclusive entertainment experiences ranging from live performances to interactive events with leading artists and creators. Revenue from the licensing of films qualifies for the variable consideration exemption for sales- or usage-based royalties in the relevant accounting guidance and is recognized within Revenues – Image Enhancement and Maintenance Services when all performance obligations have been satisfied, which includes the completion and delivery of the film and the commencement of the license period. In situations when film license fees are based on a percentage of box-office receipts, revenue is recognized when box-office receipts are reported by the exhibitor. Film exploitation costs, including advertising and marketing, are expensed as incurred within Costs and Expenses Applicable to Revenues – Image Enhancement and Maintenance Services.

Film Post-Production Services

Revenues from post-production film services are recognized within Revenues – Image Enhancement and Maintenance Services when performance of the contracted services is completed.

Software License and Subscription Services

Through SSIMWAVE, the Company provides term licenses, which give customers the right to use its software for a specific period, and perpetual licenses, which give customers the right to use its software for an indefinite period. For both types of licenses, the associated revenue is recognized at the point in time when the customer can use and benefit from the software, which is generally upon delivery to the customer or upon commencement of the renewal term. For licenses that are deployed and hosted at the customer site, revenue is recognized upon delivery of the software to the customer or upon commencement of the renewal term. For licenses where the software is provided through a hosting arrangement, if the customer does not have a contractual right to take possession of the underlying software without significant penalty, or it is not feasible for the customer to run the software on its own hardware or contract a third party to host the services, the arrangement is accounted for as a service transaction whereby the Company has a stand-ready obligation to provide the software over the license period. Therefore, the related revenue is recognized ratably over the license period, as control of service is transferred to the customer.

SSIMWAVE's software license arrangements for both term and perpetual licenses typically include maintenance and support services which provide technical support and unspecified updates and upgrades on a when-and-if-available basis. The contractual term of the arrangement to provide maintenance and support services for perpetual licenses is renewable, generally on an annual basis, at the option of the customer. Maintenance and support services represent stand-ready obligations for which revenue is recognized ratably over the term of the arrangements.

Revenues from licenses and maintenance and support services are recognized within Revenues – Image Enhancement and Maintenance Services.

(p)
Leases

As a lessee, the Company’s lease arrangements principally involve office and warehouse space, which are classified as operating leases. The corresponding operating lease right-of-use (“ROU”) assets and liabilities are recorded within Property, Plant and Equipment and Accrued and Other Liabilities in the Company’s Consolidated Balance Sheets. ROU assets represent the Company’s right to use an underlying asset for the lease term. Operating lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The incremental borrowing rate used in the calculation of the Company’s lease liabilities is based on the location of each leased property. None of the Company’s leases include options to purchase the leased property. Most of the Company’s leases include one or more options to renew, with renewal terms that can extend the lease term from one to five years or more. The Company has determined that it is reasonably certain that the renewal options on its warehouse leases will be exercised based on previous history, its current understanding of future business needs, and its level of investment in the leasehold improvements, among other factors. The depreciable lives of ROU assets and related leasehold improvements are limited by the expected lease term. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company rents or subleases certain office space to third parties, which have a remaining term of less than 12 months and are not expected to be renewed. When there are modifications to the lease agreements, the Company remeasures the lease liabilities to reflect changes to lease payments and recognizes the amount of the remeasurement of the lease liability as an adjustment to the ROU assets. Amortization of ROU assets and interest on lease liabilities are included within Selling, General and Administrative Expenses in the Company’s Consolidated Statements of Operations. (See Note 7 for additional information related to the Company’s operating leases.)

(q)
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

(r)
Foreign Currency Translation

Monetary assets and liabilities that are denominated in a currency other than the Company's functional currency are translated into the relevant functional currency using the exchange rate prevailing at the end of the period. Foreign exchange translation gains and losses are included in the determination of earnings in the period in which they arise.

Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Revenues, expenses, gains, and losses recorded in foreign currencies are translated using the exchange rates prevailing during the period in which they are recognized. Translation adjustments resulting from this process are recorded to Other Comprehensive (Loss) Income and reported on the Company’s Consolidated Balance Sheets within Accumulated Other Comprehensive (Loss) Income until the subsidiary is sold or liquidated, at which point the adjustments are recognized in Consolidated Statements of Operations.

Foreign currency derivatives are recognized and measured in the Consolidated Balance Sheets at their fair value. Changes in the fair value (i.e., gains or losses) are recognized in the Consolidated Statements of Operations except for derivatives designated and qualifying as foreign currency hedging instruments. For foreign currency hedging instruments, the gain or loss related to the effective portion of the hedge of a forecasted transaction is reported within Other Comprehensive (Loss) Income and reclassified to the Consolidated Statements of Operations when the forecasted transaction occurs. Any ineffective portion is recognized immediately in the Consolidated Statements of Operations.

(s)
Share-Based Compensation

The Company issues share-based compensation to eligible employees, directors, and consultants under the IMAX Corporation Second Amended and Restated Long-Term Incentive Plan (as may be amended, the “IMAX LTIP”) and the China Long-Term Incentive Plan (the “China LTIP”) as summarized in Note 18. The IMAX LTIP is the Company’s governing document and awards to employees, directors, and consultants under this plan may consist of stock options, restricted share units (“RSUs”), performance stock units (“PSUs”) and other awards. A separate stock option plan, the China LTIP, was adopted by a subsidiary of the Company in October 2012.

The Company measures share-based compensation expense using the grant date fair value of the award (see below), which is recognized as an expense in the Consolidated Statements of Operations on a straight-line basis over the requisite service period. Share-based compensation expense is not adjusted for estimated forfeitures but is instead adjusted when and if actual forfeitures occur.

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

(See Note 18(c) for the assumptions used to determine the fair value of the Company’s stock options.)

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

(t)
Pension Plans and Postretirement Benefits

The Company has a defined benefit pension plan, the Supplemental Executive Retirement Plan (the “SERP”). As the Company’s SERP is unfunded, as of December 31, 2022, a liability is recognized for the benefit obligation.

Assumptions used in computing the defined benefit obligations are reviewed annually by management in consultation with its actuaries and adjusted for current conditions. Actuarial gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefits cost are recognized as a component of Other Comprehensive (Loss) Income. Amounts recognized in Accumulated Other Comprehensive (Loss) Income including unrecognized actuarial gains or losses and prior service costs are adjusted as they are subsequently recognized in the Consolidated Statements of Operations as components of net periodic benefit cost. Prior service costs resulting from the pension plan inception or amendments are amortized over the expected future service life of the employees, cumulative actuarial gains and losses in excess of 10% of the projected benefit obligation are amortized over the expected average remaining service life of the employees, and current service costs are expensed when earned. The remaining weighted average future service life of the employee used in computing the defined benefit obligation for the year ended December 31, 2022 was 3.0 years.

For defined contribution pension plans, required contributions by the Company are recorded as an expense within Selling, General and Administrative Expenses in the Company’s Consolidated Statements of Operations.

A liability is recognized for the unfunded accumulated benefit obligation of the postretirement benefits plan. Assumptions used in computing the accumulated benefit obligation are reviewed by management in consultation with its actuaries and adjusted for current conditions. Net benefit cost is split between operating income and non-operating income, where only the service cost is included in income from operations and the non-service components are included in Retirement Benefits Non-Service Expenses. Actuarial gains and losses are recognized as a component of Other Comprehensive (Loss) Income. Amounts recognized in Accumulated Other Comprehensive (Loss) Income including unrecognized actuarial gains or losses are adjusted as they are subsequently recognized within Retirement Benefits Non-Service Expense in the Consolidated Statements of Operations.

(u)
Guarantees

In situations when the Company acts as a guarantor, at the inception of a guarantee, it recognizes a liability for the fair value of the underlying guarantee. Disclosures as required under the relevant accounting guidance have been included in Note 17.

4. New Accounting Standards and Accounting Changes

Adoption of New Accounting Policies

In July 2021, the FASB issued ASU No. 2021-05, “Leases (Topic 842): Lessors - Certain Leases with Variable Lease Payments” (“ASU 2021-05”), which requires sales-type or direct financing leases that have variable payments (that do not depend on a rate or an index) and result in a day-one loss to be classified as operating leases. When a lease is classified as operating, the lessor does not recognize a net investment in the lease, does not derecognize the underlying asset, and, therefore, does not recognize a selling profit or loss. The amendments are effective for annual periods beginning after December 15, 2021 including interim periods within those periods. Early adoption is permitted. The Company adopted ASU 2021-05 for the year ended December 31, 2022 and adoption did not have a material impact on the Company's Consolidated Financial Statements.

In October 2021, the FASB issued ASU No. 2021-08, “2021-08: Business Combinations (Topic 850): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (“ASU 2021-08”). ASU 2021-08 requires that an acquirer recognize and measure contract assets and contract liabilities (e.g., deferred revenue) acquired in a business combination in accordance with Topic 606, as opposed to at fair value. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, including interim periods within those periods. Early adoption is permitted. The Company elected to early adopt ASU 2021-08 in the third quarter of 2022 in connection with its acquisition of SSIMWAVE Inc. (see Note 5).

In November 2021, the FASB issued ASU No. 2021-10, “2021-10: Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance” (“ASU 2021-10”). The amendments in ASU 2021-10 require annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. The amendments are effective for annual periods beginning after December 15, 2021. Early adoption is permitted. The Company adopted ASU 2021-10 for the year ended December 31, 2022 and has provided the required disclosures in Note 25.

Recently Issued FASB Accounting Standard Codification Updates Not Yet Adopted

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). The purpose of ASU 2020-04 is to provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. ASU 2020-04 is effective for all entities from the beginning of an interim period that includes the issuance date of the ASU. An entity may elect to apply ASU 2020-04 prospectively through December 31, 2022. In October 2022, the FASB extended the temporary accounting relief to December 31, 2024 from the current sunset date of December 31, 2022. As of December 31, 2022, the Company is not party to any third party contracts that reference the London Interbank Offered Rate (LIBOR). Accordingly, the Company does not expect ASU 2020-04 to have a material effect on its Consolidated Financial Statements.

In March 2022, the FASB issued ASU No. 2022-02, “2022-02: Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures” (“ASU 2022-02”). ASU 2022-02 amends and eliminates the accounting guidance for Troubled Debt Restructurings by creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty and requires for public business entities, to disclose current-period gross write offs by year of origination for financing receivables and net investments in leases. ASU 2022-02 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. The Company will adopt ASU 2022-02 for the first quarter of 2023 and is in the process of evaluating the accounting and disclosure impact, if any, on the Company's Consolidated Financial Statements.

The Company considers the applicability and impact of all recently issued FASB accounting standard codification updates. Accounting standard updates that are not noted above were assessed and determined to be not applicable or not significant to the Company’s Consolidated Financial Statements for the year ended December 31, 2022.

5. Acquisition

On September 22, 2022, the Company acquired all of the issued and outstanding shares of SSIMWAVE pursuant to a share purchase agreement by and among the Company, SSIMWAVE, and related shareholders (the “Sellers”). SSIMWAVE provides perceptual quality measurement and optimization solutions based on artificial intelligence technologies for leading media and entertainment companies. Following the acquisition, SSIMWAVE became a wholly-owned subsidiary of the Company.

As consideration for the acquisition of SSIMWAVE, the Company paid an aggregate purchase price of $23.2 million, comprised of: (i) $19.5 million in cash, (ii) 160,547 common shares of the Company with a fair value of $1.9 million (the “IMAX Share Consideration”), and (iii) contingent consideration with a fair value of $1.8 million (the “Earn-Out Payment”). The fair value of the IMAX Share Consideration, which is based on the share price on the date of the acquisition, is reduced to reflect the fair value of certain restrictions on the future transfer of the shares. The Earn-Out Payment may be paid to certain Sellers in an aggregate amount of up to $2.0 million in cash, contingent upon and following the achievement of certain commercial and financial milestones during the period from January 1, 2023 to December 31, 2024, or under certain terms March 31, 2025. The fair value of the Earn-Out Payment is based on management's assessment of the likelihood of achieving these milestones.

The revenues and earnings of SSIMWAVE for the period post-acquisition through December 31, 2022 were included in All Other for segment reporting and were not material to the Company's Consolidated Financial Statements. During the year ended December 31, 2022, the Company incurred $1.1 million of professional fees in connection with the acquisition of SSIMWAVE, which were recorded within Selling, General and Administrative Expenses on the Company's Consolidated Statements of Operations.

The Company has accounted for the acquisition of SSIMWAVE as a business combination and has completed its valuation of the assets acquired and liabilities assumed. In the fourth quarter of 2022, the Company finalized the purchase price allocation and allocated $11.2 million from Goodwill to Other Intangible Assets based on its valuation procedures and recognized the $2.0 million of deferred tax liability related to this allocation. In addition, in the fourth quarter of 2022, the Company made an additional payment of $0.1 million to certain former SSIMWAVE shareholders resulting from customary post-acquisition date working capital adjustments.

The following table summarizes the allocation of the purchase price to the assets acquired and liabilities assumed as of December 31, 2022.

(In thousands of U.S. Dollars)
Purchase Price:
Cash payments	$19,521
IMAX Share Consideration	1,947
Earn-Out Payment	1,750
Total Purchase Price	$23,218
Allocation of Purchase Price:
Cash and cash equivalents	$3,582
Accounts receivable	158
Property, plant and equipment	409
Intangible assets (see Note 14)	11,189
Other assets	293
Accounts payable and accrued liabilities	(1,092)
Deferred revenue	(1,300)
Federal economic development loan, net of unaccreted interest benefit	(1,772)
Deferred tax liability	(2,037)
Goodwill (see Note 14)	13,788
Total Purchase Price	$23,218

The allocation of the fair value of identified intangible assets is as follows:

(In thousands of U.S. Dollars)	Fair Value	Weighted Average Useful Life
Patent and trademarks	100	2 Years
Customer relationships	1,340	7 Years
Developed technology	5,779	4 to 7 Years
In-process research and development	3,810	Not yet in use
Non-compete agreement	160	4 Years
Total identifiable intangible assets	$11,189

Goodwill is the excess of the consideration transferred over the net assets recognized and primarily represents future economic benefits arising from assets acquired that are not individually identified and separately recognized, including synergies and assembled workforce inherent in the acquired business. The goodwill recorded is not expected to be deductible for income tax purposes. The goodwill associated with SSIMWAVE is in a separate reporting unit for goodwill impairment assessment purposes.

6. Receivables

The ability of the Company to collect its receivables is principally dependent on the viability and solvency of individual theater operators which is significantly influenced by consumer behavior and general economic conditions. Theater operators, or other customers, may experience financial difficulties that could result in them being unable to fulfill their payment obligations to the Company.

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

On September 7, 2022, Cineworld, the parent company of Regal, and certain of its subsidiaries and Regal CineMedia Holdings, LLC, filed petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the Southern District of Texas. The Company had an unsecured pre-petition claim of $11.4 million related to receivables from the entities included in the reorganization proceedings. On October 21, 2022, the Company was ratified by the bankruptcy court as a critical vendor of Cineworld, allowing the Company to collect pre-petition amounts owed to it by Cineworld, and requiring Cineworld to stay current on the Company’s post-petition receivables. On November 8, 2022, IMAX Corporation entered into a trade agreement with Cineworld (the “Trade Agreement”), pursuant to which Cineworld affirmed the amount of the receivables owed to the Company and agreed to a payment plan under which all amounts due will be settled over the period from November 9, 2022 to April 12, 2023. As of February 20, 2023, the Company had received payments of $7.2 million from Cineworld in accordance with the terms of the Trade Agreement. Based on its evaluation of its contracts with Cineworld, its assessment of the reorganization and its discussions with Cineworld to date, the Company has determined that no additional provision for expected credit losses is required. The Company also does not expect to see a material impact on its IMAX network with Cineworld resulting from this reorganization. There can, however, be no guarantees as to the ultimate outcome of a Chapter 11 proceeding.

Management's judgments regarding expected credit losses are based on the facts available to management and involve estimates about the future. Due to the unprecedented nature of the COVID-19 pandemic, its effect on the Company's customers and their ability to meet their financial obligations to the Company is difficult to predict. As a result, the Company's judgments and associated estimates of credit losses may ultimately prove, with the benefit of hindsight, to be incorrect (see Note 2). The impacts of inflation, and rising interest rates may also impact future credit losses. The Company will continue to monitor economic trends and conditions and portfolio performance and adjust its allowance for credit loss accordingly.

Accounts Receivable

Accounts receivable principally includes amounts currently due to the Company under IMAX System sale and sales-type lease arrangements, contingent fees owed by theater operators as a result of box office performance, and fees for maintenance services. Accounts receivable also includes amounts due to the Company from movie studios and other content creators principally for digitally remastering films into IMAX formats, as well as for film distribution and post-production services.

The following tables summarize the activity in the allowance for credit losses related to Accounts Receivable for the years ended December 31, 2022 and 2021:

	Year Ended December 31, 2022
(In thousands of U.S. Dollars)	Theater Operators	Studios	Other	Total
Beginning balance	$8,867	$1,994	$1,085	$11,946
Current period provision (reversal), net	2,687	(128)	585	3,144
Write-offs	(43)	(128)	(394)	(565)
Foreign exchange	(367)	(39)	—	(406)
Ending balance	$11,144	$1,699	$1,276	$14,119

	Year Ended December 31, 2021
(In thousands of U.S. Dollars)	Theater Operators	Studios	Other	Total
Beginning balance	$8,368	$4,481	$1,446	$14,295
Current period provision (reversal), net	793	(1,913)	(332)	(1,452)
Write-offs	(357)	(551)	(19)	(927)
Foreign exchange	63	(23)	(10)	30
Ending balance	$8,867	$1,994	$1,085	$11,946

For the year ended December 31, 2022, the Company’s allowance for current expected credit losses related to Accounts Receivable increased by $2.2 million, principally due to reserves established against its receivables in Russia due to uncertainties associated with the ongoing Russia-Ukraine conflict and resulting sanctions, partially offset by the reversal of provisions associated with the COVID-19 pandemic as the outlook for the theatrical exhibition industry in Domestic and Rest of World markets continues to improve. There remains a $1.5 million COVID-19 additional reserve for China.

For the year ended December 31, 2021, the Company’s allowance for current expected credit losses related to Accounts Receivable decreased by $2.3 million. This decrease is principally due to improved collection experience with respect to foreign studio receivable balances, partially offset by new provisions recorded in the period.

Financing Receivables

Financing receivables are due from theater operators and consist of the Company’s net investment in sales-type leases and receivables associated with financed sales of IMAX Systems. As of December 31, 2022 and 2021, financing receivables consist of the following:

	December 31,	December 31,
(In thousands of U.S. Dollars)	2022	2021
Net investment in leases
Gross minimum payments due under sales-type leases	$29,727	$29,953
Unearned finance income	(619)	(763)
Present value of minimum payments due under sales-type leases	29,108	29,190
Allowance for credit losses	(776)	(798)
Net investment in leases	28,332	28,392
Financed sales receivables
Gross minimum payments due under financed sales	141,337	152,315
Unearned finance income	(29,340)	(34,244)
Present value of minimum payments due under financed sales	111,997	118,071
Allowance for credit losses	(10,945)	(5,414)
Net financed sales receivables	101,052	112,657
Total financing receivables	$129,384	$141,049

Net financed sales receivables due within one year	$32,366	$29,115
Net financed sales receivables due after one year	68,686	83,542
Total financed sales receivables	$101,052	$112,657

As of December 31, 2022 and 2021, the weighted-average remaining lease term and weighted-average interest rate associated with the Company’s sales-type lease arrangements and financed sale receivables, as applicable, are as follows:

	December 31,	December 31,
	2022	2021
Weighted-average remaining lease term (in years)
Sales-type lease arrangements	9.0	9.6
Weighted-average interest rate
Sales-type lease arrangements	8.23%	6.56%
Financed sales receivables	8.79%	8.79%

The tables below provide information on the Company’s net investment in leases by credit quality indicator as of December 31, 2022 and 2021. The amounts disclosed for each credit quality classification are determined on a customer-by-customer basis and include both billed and unbilled amounts.

(In thousands of U.S. Dollars)	By Origination Year
As of December 31, 2022	2022	2021	2020	2019	2018	Prior	Total
Net investment in leases:
Credit quality classification:
In good standing	$4,148	$6,969	$2,494	$1,977	$—	$1,016	$16,604
Credit Watch	—	—	—	—	—	—	—
Pre-approved transactions	—	3,089	1,162	5,401	2,451	—	12,103
Transactions suspended	—	—	—	—	—	401	401
Total net investment in leases	$4,148	$10,058	$3,656	$7,378	$2,451	$1,417	$29,108

(In thousands of U.S. Dollars)	By Origination Year
As of December 31, 2021	2021	2020	2019	2018	2017	Prior	Total
Net investment in leases:
Credit quality classification:
In good standing	$11,030	$3,991	$7,973	$2,574	$823	$1,928	$28,319
Credit Watch	—	—	—	—	—	—	—
Pre-approved transactions	—	—	—	—	—	—	—
Transactions suspended	—	—	—	—	—	871	871
Total net investment in leases	$11,030	$3,991	$7,973	$2,574	$823	$2,799	$29,190

The tables below provide information on the Company’s financed sale receivables by credit quality indicator as of December 31, 2022 and 2021. The amounts disclosed for each credit quality classification are determined on a customer-by-customer basis and include both billed and unbilled amounts.

(In thousands of U.S. Dollars)	By Origination Year
As of December 31, 2022	2022	2021	2020	2019	2018	Prior	Total
Financed sales receivables:
Credit quality classification:
In good standing	$10,252	$8,643	$6,280	$8,541	$9,854	$39,912	$83,482
Credit Watch	—	—	—	—	—	1,152	1,152
Pre-approved transactions	—	2,318	1,399	1,134	1,449	9,243	15,543
Transactions suspended	272	664	142	1,269	1,197	8,276	11,820
Total financed sales receivables	$10,524	$11,625	$7,821	$10,944	$12,500	$58,583	$111,997

(In thousands of U.S. Dollars)	By Origination Year
As of December 31, 2021	2021	2020	2019	2018	2017	Prior	Total
Financed sales receivables:
Credit quality classification:
In good standing	$12,520	$8,251	$10,593	$13,278	$12,615	$47,950	$105,207
Credit Watch	—	—	—	—	321	1,292	1,613
Pre-approved transactions	—	—	743	418	2,098	3,650	6,909
Transactions suspended	—	—	335	—	680	3,327	4,342
Total financed sales receivables	$12,520	$8,251	$11,671	$13,696	$15,714	$56,219	$118,071

The balance of financed sale receivables classified within the Transactions Suspended category as of December 31, 2022 includes amounts due from exhibitors in Russia, Ukraine, and Belarus which were reclassified from other credit quality classifications in the first quarter of 2022 as a result of the ongoing Russia-Ukraine conflict and resulting sanctions.

The following tables provide an aging analysis for the Company’s net investment in leases and financed sale receivables as of December 31, 2022 and 2021:

	As of December 31, 2022
(In thousands of U.S. Dollars)	Accrued and Current	30-89 Days	90+ Days	Billed	Unbilled	Recorded Receivable	Allowance for Credit Losses	Net
Net investment in leases	$237	$216	$2,593	$3,046	$26,062	$29,108	$(776)	$28,332
Financed sales receivables	2,269	1,307	12,793	16,369	95,628	111,997	(10,945)	101,052
Total	$2,506	$1,523	$15,386	$19,415	$121,690	$141,105	$(11,721)	$129,384

	As of December 31, 2021
(In thousands of U.S. Dollars)	Accrued and Current	30-89 Days	90+ Days	Billed	Unbilled	Recorded Receivable	Allowance for Credit Losses	Net
Net investment in leases	$225	$156	$1,267	$1,648	$27,542	$29,190	$(798)	$28,392
Financed sales receivables	1,750	989	8,378	11,117	106,954	118,071	(5,414)	112,657
Total	$1,975	$1,145	$9,645	$12,765	$134,496	$147,261	$(6,212)	$141,049

The following tables provide information about the Company’s net investment in leases and financed sale receivables with billed amounts past due for which it continues to accrue finance income as of December 31, 2022 and 2021. The amounts disclosed for each credit quality classification are determined on a customer-by-customer basis and include both billed and unbilled amounts.

	As of December 31, 2022
(In thousands of U.S. Dollars)	Accrued and Current	30-89 Days	90+ Days	Billed	Unbilled	Allowance for Credit Losses	Net
Net investment in leases	$190	$181	$2,593	$2,964	$17,070	$(230)	$19,804
Financed sales receivables	1,550	1,115	10,814	13,479	43,172	(1,587)	55,064
Total	$1,740	$1,296	$13,407	$16,443	$60,242	$(1,817)	$74,868

	As of December 31, 2021
(In thousands of U.S. Dollars)	Accrued and Current	30-89 Days	90+ Days	Billed	Unbilled	Allowance for Credit Losses	Net
Net investment in leases	$143	$132	$825	$1,100	$12,619	$(176)	$13,543
Financed sales receivables	959	729	6,190	7,878	41,439	(1,413)	47,904
Total	$1,102	$861	$7,015	$8,978	$54,058	$(1,589)	$61,447

The following table provides information about the Company’s net investment in leases and financed sale receivables that are on nonaccrual status as of December 31, 2022 and 2021:

	As of December 31, 2022			As of December 31, 2021
(In thousands of U.S. Dollars)	Recorded Receivable	Allowance for Credit Losses	Net	Recorded Receivable	Allowance for Credit Losses	Net
Net investment in leases	$401	$(401)	$—	$871	$(309)	$562
Net financed sales receivables	27,364	(9,589)	17,775	8,642	(2,357)	6,285
Total	$27,765	$(9,990)	$17,775	$9,513	$(2,666)	$6,847

The balances of net investment in leases and financed sale receivables that are on nonaccrual status as of December 31, 2022 include amounts due from exhibitors in Russia, Ukraine, and Belarus which were placed on nonaccrual status in the first quarter of 2022 as a result of the ongoing Russia-Ukraine conflict and resulting sanctions.

For the year ended December 31, 2022, the Company recognized $0.1 million (2021 — $0.1 million) in Finance Income related to the net investment in leases with billed amounts past due. For the years ended December 31, 2022 and 2021, the Company did not recognize any Finance Income related to the net investment in leases in nonaccrual status. For the year ended December 31, 2022, the Company recognized $3.6 million (2021 — $3.7 million) in Finance Income related to the financed sale receivables with billed amounts past due. For the year ended December 31, 2022, the Company recognized $0.5 million (2021 – $0.2 million) in Finance Income related to the financed sales receivables in nonaccrual status.

The following tables summarize the activity in the allowance for credit losses related to the Company’s net investment in leases and financed sale receivables for years ended December 31, 2022 and 2021:

	Year Ended December 31, 2022
	Net Investment	Financed
(In thousands of U.S. Dollars)	in Leases	Sales Receivables
Beginning balance	$798	$5,414
Current period provision, net	5	5,783
Foreign exchange	(27)	(252)
Ending balance	$776	$10,945

	Year Ended December 31, 2021
	Net Investment	Net Financed
(In thousands of U.S. Dollars)	in Leases	Sales Receivables
Beginning balance	$557	$7,274
Current period provision (reversal), net	235	(1,947)
Foreign exchange	6	87
Ending balance	$798	$5,414

For the year ended December 31, 2022, the Company’s allowance for current expected credit losses related to its net investment in leases and financed sale receivables increased by $5.5 million. This increase is principally due to reserves established against its receivables in Russia due to uncertainties associated with the ongoing Russia-Ukraine conflict and resulting sanctions, partially offset by the reversal of provisions associated with the COVID-19 pandemic as the outlook for the theatrical exhibition industry in Domestic and Rest of World markets continues to improve.

For the year ended December 31, 2021, the Company’s allowance for current expected credit losses related to its net investment in leases and financed sale receivables decreased by $1.6 million. This decrease is principally due to the reversal of previously recorded credit loss expense as a result of an improving outlook for theater operators following the reopening of theaters and the resumption of normal film release schedules as the theatrical exhibition industry continues to recover from the COVID-19 pandemic, partially offset by new provisions recorded in the period.

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

The following table summarizes the activity in the Allowance for Credit Losses related to Variable Consideration Receivables for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
(In thousands of U.S. Dollars)	2022	2021
Beginning balance	$1,082	$1,887
Current period reversal, net	(440)	(787)
Foreign Exchange	(32)	(18)
Ending balance	$610	$1,082

For the year ended December 31, 2022, the Company’s allowance for current expected credit losses related to Variable Consideration Receivables decreased by $0.5 million. This decrease is principally due to the reversal of provisions associated with the COVID-19 pandemic as the outlook for the theatrical exhibition industry in Domestic and Rest of World markets continues to improve.

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
7. Lease Arrangements

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

In 2022, the Company entered into a finance lease arrangement involving equipment used to facilitate the delivery of live events to certain IMAX locations. The lease arrangement includes an option for the Company to purchase the equipment at the end of the lease term that is reasonably certain to be exercised. The resulting right-of-use assets are being depreciated from the lease commencement dates over the useful life of the underlying equipment. The incremental borrowing rate used in the calculation of the lease liabilities is based on the rate of interest the Company would have to pay to borrow on a collateralized basis over a similar term.

For the years ended December 31, 2022, 2021, and 2020 the components of lease expense recorded within Selling, General and Administrative Expenses are as follows:

	Years Ended December 31,
(In thousands of U.S. Dollars)	2022	2021	2020
Operating lease cost:
Amortization of operating lease assets	2,734	2,791	3,114
Interest on operating lease liabilities	825	937	1,052
Short-term and variable lease costs	616	713	540
Finance lease cost:
Amortization of finance lease assets	171	N/A	N/A
Interest on finance lease liabilities	22	N/A	N/A
Total lease cost	$4,368	$4,441	$4,706

For the years ended December 31, 2022, 2021, and 2020, supplemental cash and non-cash information related to leases is as follows:

	Years Ended December 31,
(In thousands of U.S. Dollars)	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating leases	$3,783	$3,839	$3,743
Finance leases	$948	N/A	N/A
Supplemental disclosure of noncash leasing activities:
Right-of-use assets obtained in exchange for operating lease obligations	$3,068	$1,047	$563
Right-of-use assets obtained in exchange for finance lease obligations	$1,990	N/A	N/A

As of December 31, 2022 and 2021, supplemental balance sheet information related to leases is as follows:

		December 31,
(In thousands of U.S. Dollars)		2022	2021
Assets	Balance Sheet Location
Operating lease right-of-use assets	Property, plant and equipment	$12,341	$12,132
Finance lease right-of-use assets	Property, plant and equipment	$1,876	N/A
Liabilities	Balance Sheet Location
Operating lease liabilities	Accrued and other liabilities	$14,641	$14,691
Finance lease liabilities(1)	Accrued and other liabilities	$1,011	N/A

(1)
Recorded net of a $0.9 million upfront payment made upon execution of the finance lease arrangement.

As of December 31, 2022 and 2021, the weighted-average remaining lease term and weighted-average interest rate associated with the Company’s leases are as follows:

	December 31,
	2022	2021
Operating leases:
Weighted-average remaining lease term (years)	6.0	7.0
Weighted-average discount rate	5.90%	5.97%
Finance leases:
Weighted-average remaining lease term (years)	4.7	N/A
Weighted-average discount rate	6.00%	N/A

As of December 31, 2022, the maturities of the Company’s operating and finance lease liabilities are as follows:

(In thousands of U.S. Dollars)	Operating Leases	Finance Leases
2023	$3,639	$508
2024	3,017	508
2025	2,429	—
2026	2,069	—
2027	2,094	—
Thereafter	4,171	—
Total lease payments	$17,419	$1,016
Less: interest expense	(2,778)	(5)
Present value of lease liabilities	$14,641	$1,011

(b)
IMAX Corporation as a Lessor

The Company provides IMAX Systems to customers through long-term lease arrangements that for accounting purposes are classified as sales-type leases. Under these arrangements, in exchange for providing the IMAX System, the Company earns fixed upfront and ongoing consideration. Certain arrangements that are legal sales are also classified as sales-type leases as certain clauses within the arrangements limit transfer of title or provide the Company with conditional rights to the system. The customer’s rights under the Company’s sales-type lease arrangements are described in Note 3(o). Under the Company’s sales-type lease arrangements, the customer has the ability and the right to operate the hardware components or direct others to operate them in a manner determined by the customer. The Company’s lease portfolio terms are typically non-cancellable for 10 to 20 years with renewal provisions from inception. The Company’s sales-type lease arrangements do not contain a guarantee of residual value at the end of the lease term. The customer is required to pay for executory costs such as insurance and taxes and is required to pay the Company for maintenance and an extended warranty generally after the first year of the lease until the end of the lease term. The customer is responsible for obtaining insurance coverage for the IMAX System commencing on the date specified in the arrangement’s shipping terms and ending on the date the IMAX System is returned to the Company.

The Company also provides IMAX Systems to customers through joint revenue sharing arrangements. Under the traditional form of these arrangements, in exchange for providing the IMAX System under a long-term lease, the Company earns rent based on a percentage of contingent box office receipts and, in some cases, concession revenues, rather than requiring the customer to pay a fixed upfront fee or annual minimum payments. Under certain other joint revenue sharing arrangements, known as hybrid arrangements, the customer is responsible for making fixed upfront payments prior to the delivery and installation of the IMAX System. Under joint revenue sharing arrangements, the customer has the ability and the right to operate the hardware components or direct others to operate them in a manner determined by the customer. The Company’s joint revenue sharing arrangements are typically non-cancellable for 10 years or longer with renewal provisions. Title to the IMAX System under a joint revenue sharing arrangement generally does not transfer to the customer. The Company’s joint revenue sharing arrangements do not contain a guarantee of residual value at the end of the lease term. The customer is required to pay for executory costs such as insurance and taxes and is required to pay the Company for maintenance and an extended warranty throughout the term. The customer is responsible for obtaining insurance coverage for the IMAX System commencing on the date specified in the arrangement’s shipping terms and ending on the date the IMAX System is returned to the Company.

The following lease payments are expected to be received by the Company for its sales-type leases and joint revenue sharing arrangements in each of the next five years and thereafter following the December 31, 2022 balance sheet date:

(In thousands of U.S. Dollars)	Sales-Type Leases	Joint Revenue Sharing Arrangements
2023	$3,245	$172
2024	3,158	69
2025	3,038	27
2026	2,823	—
2027	2,760	—
Thereafter	14,702	—
Total	$29,726	$268

(See Note 7 for additional information related to the net investment in leases related to the Company’s sales-type lease arrangements.)

8. Variable Consideration from Contracts with Customers

The arrangement for the sale of an IMAX System includes indexed minimum payment increases over the term of the arrangement, as well as the potential for additional payments owed by the customer if certain minimum box office receipt thresholds are exceeded. In addition, hybrid sales arrangements include amounts owed by the customer based on a percentage of their box office receipts over the term of the arrangement. These contract provisions are considered to be variable consideration. An estimate of the present value of such variable consideration is recognized as revenue upon the transfer of control of the System Obligation to the customer, subject to constraints to ensure that there is not a risk of significant revenue reversal. This estimate is based on management’s box office projections for the individual IMAX System, which are developed using historical data for the location and, if necessary, comparable theaters and territories. (See Note 3(o) for a more detailed discussion of the Company’s accounting policy related to variable consideration.)

The following table summarizes the activity related to variable consideration from contracts with customers for the years ended December 31, 2022, 2021, and 2020:

(In thousands of U.S. Dollars)
Balance as of January 1, 2020	$40,040
Variable consideration for newly recognized sales	5,550
Accretion to finance income	2,133
Transferred to receivables from variable consideration assets	(5,310)
Movement in allowance for credit losses	(1,887)
Balance as of December 31, 2020	40,526
Variable consideration for newly recognized sales	4,696
Accretion to finance income	1,985
Transferred to receivables from variable consideration assets	(3,794)
Movement in allowance for credit losses (see Note 6)	805
Balance as of December 31, 2021	44,218
Variable consideration for newly recognized sales	7,109
Accretion to finance income	1,846
Transferred to receivables from variable consideration assets	(9,621)
Movement in allowance for credit losses (see Note 6)	472
Balance as of December 31, 2022	$44,024

9. Inventories

	As of December 31,
(In thousands of U.S. Dollars)	2022	2021
Raw materials	$25,365	$20,551
Work-in-process	2,034	1,406
Finished goods	4,135	4,967
	$31,534	$26,924

As of December 31, 2022, Inventories include finished goods of $3.5 million (December 31, 2021 — $2.6 million) for which title had passed to the customer, but the criteria for revenue recognition were not met as of the balance sheet date.

The following table summarizes the activity for the Company’s inventory valuation allowance account for the years ended December 31, 2022, 2021 and 2020:

	Balance at beginning of year	Additions charged to expenses(1)	Other deductions(2)	Balance at end of year
(In thousands of U.S. Dollars)
Year ended December 31, 2022	$4,897	$919	$(77)	$5,739
Year ended December 31, 2021	$5,752	$629	$(1,484)	$4,897
Year ended December 31, 2020	$3,216	$3,028	$(492)	$5,752

(1) Excludes a recovery of $0.2 million charged directly to the Consolidated Statements of Operations during the year ended December 31, 2022 (2021 and 2020 — expenses of $0.3 million, and $0.6 million, respectively).

(2) Includes the write-off of amounts previously charged to valuation allowance.

10. Film Assets

	As of December 31,
(In thousands of U.S. Dollars)	2022	2021
Completed and released films, net of accumulated amortization of	$1,227	$2,292
$235,029 (2021 ― $218,148)
Films in production	1,667	195
Films in development	2,383	1,754
	$5,277	$4,241

The Company expects to amortize $5.2 million of the Film Assets balance within three years from December 31, 2022, including $4.9 million expected to be amortized in 2023, $0.2 million in 2024, and $0.1 million in 2025. In certain film arrangements, the Company co-produces a film with a third party with the third party retaining certain rights to the film. The amount of participation payments owed to third parties related to co-produced films as of December 31, 2022 is $3.8 million (December 31, 2021 — $3.3 million) and is recorded on the Consolidated Balance Sheets within Accrued and Other Liabilities.

In 2022, the Company recorded impairment losses of $0.8 million related to the write-down of DMR and documentary film assets (2021 — $0.2 million). In 2020, the Company recorded impairment losses of $10.8 million principally to write-down the carrying value of certain documentary, alternative content film assets and DMR related film assets due to a decrease in projected box office totals and related revenues based on management’s regular quarterly recoverability assessments.

11. Property, Plant and Equipment

	As of December 31, 2022
		Accumulated	Net Book
(In thousands of U.S. Dollars)	Cost	Depreciation	Value
Equipment leased or held for use:
System components(1)(2)(3)	$345,960	$194,444	$151,516
Camera equipment	8,597	3,859	4,738
	354,557	198,303	156,254
Assets under construction(4)	14,379	—	14,379
Right-of-use assets(5)	14,615	398	14,217
Other property, plant and equipment:
Land	8,203	—	8,203
Buildings	81,053	31,519	49,534
Office and production equipment(6)	38,485	31,360	7,125
Leasehold improvements	7,959	4,775	3,184
	135,700	67,654	68,046
	$519,251	$266,355	$252,896

	As of December 31, 2021
		Accumulated	Net Book
(In thousands of U.S. Dollars)	Cost	Depreciation	Value
Equipment leased or held for use:
System components(1)(2)(3)	$346,517	$181,936	$164,581
Camera equipment	4,855	3,214	1,641
	351,372	185,150	166,222
Assets under construction(4)	10,232	—	10,232
Right-of-use assets(5)	14,429	2,297	12,132
Other property, plant and equipment:
Land	8,203	—	8,203
Buildings	80,973	28,873	52,100
Office and production equipment(6)	39,017	31,169	7,848
Leasehold improvements	8,110	4,494	3,616
	136,303	64,536	71,767
	$512,336	$251,983	$260,353

(1)
Included in system components are assets with costs of $7.6 million (2021 — $7.6 million) and accumulated depreciation of $7.2 million (2021 — $7.0 million) that are leased to customers under operating leases.
(2)
Included in system components are assets with costs of $323.7 million (2021 — $324.3 million) and accumulated depreciation of $177.9 million (2021 — $166.5 million) that are used in joint revenue sharing arrangements.
(3)
In 2022, the Company recorded charges of $1.0 million (2021 — $0.4 million; 2020 — $1.8 million) in Costs and Expenses Applicable to Technology Rentals mostly related to the write-down of leased xenon-based digital systems which were taken out of service in connection with customer upgrades to laser-based digital systems, as well as an IMAX System that was removed from its existing location.
(4)
Included in assets under construction are components with costs of $9.1 million (2021 — $9.2 million) that will be utilized to construct assets to be used in joint revenue sharing arrangements.
(5)
The right-of-use assets primarily include operating leases for office and warehouse space.
(6)
Fully depreciated office and production equipment is still in use by the Company. In 2022, the Company identified and wrote off $3.5 million (2021 — $0.5 million) of office and production equipment that is fully depreciated and no longer in use.

In 2022, the Company recorded a charge of $0.1 million (2021 — $0.2 million; 2020 — $0.2 million) reflecting Property, Plant and Equipment that was no longer in use.

12. Other Assets

	As of December 31,
(In thousands of U.S. Dollars)	2022	2021
Lease incentives provided to exhibitor customers, net of accumulated amortization	$12,975	$14,834
Commissions and other deferred selling expenses	1,336	1,418
Other investments	1,000	1,000
Foreign currency derivatives	50	184
Other	304	363
	$15,665	$17,799

13. Income Taxes

(a)
(Loss) Income Before Taxes by Jurisdiction

(Loss) income before taxes by tax jurisdiction for the years ended December 31, 2022, 2021, and 2020 consists of the following:

	Years Ended December 31,
(In thousands of U.S. Dollars)	2022	2021	2020
Canada	$(55,623)	$(55,480)	$(104,166)
United States	4,281	3,218	(6,437)
China	11,466	53,792	(8,253)
Ireland	24,070	829	(7,473)
Other	6,037	8,628	(2,795)
	$(9,769)	$10,987	$(129,124)

(b)
Income Tax (Expense) Benefit

Income tax (expense) benefit for the years ended December 31, 2022, 2021, and 2020 consists of the following:

	Years Ended December 31,
(In thousands of U.S. Dollars)	2022	2021	2020
Income tax (expense) benefit – current:
Canada	$(1,149)	$(915)	$555
United States	(274)	(1,038)	488
China	(4,437)	(11,045)	(1,980)
Ireland	(2,802)	(1,358)	(1,462)
Other	(3,519)	(3,212)	(487)
Sub-total	(12,181)	(17,568)	(2,886)
Income tax (expense) benefit – deferred:
Canada(1)	943	(231)	(10,801)
United States	(131)	(1,268)	867
China(2)	2,763	(381)	(15,756)
Ireland	(1,562)	(997)	2,161
Other	60	(119)	(89)
Sub-total	2,073	(2,996)	(23,618)
Total(3)	$(10,108)	$(20,564)	$(26,504)

(1)
A valuation allowance is recorded in jurisdictions where management has determined, based on the weight of all available evidence, both positive and negative, that a valuation allowance for deferred tax assets is required. For the year ended December 31, 2022, the Company recorded a $16.9 million valuation allowance against its deferred tax assets in Canada and China primarily as a result of uncertainties related to the long-term impact of the COVID-19 pandemic (2021 — $17.2 million). The $16.9 million increase in the valuation allowance recorded in 2022 is reflected within Income Tax Expense in the Company’s Consolidated Statements of Operations.

(2)
The Company's deferred tax liability of $17.6 million as of December 31, 2021 was for the estimated applicable foreign withholding taxes associated with historical earnings that were not indefinitely reinvested, which will become payable upon the repatriation of any such earnings. During the year ended December 31, 2022, $27.4 million of historical earnings from a subsidiary in China were distributed and, as a result, $2.7 million of foreign withholding taxes were paid to the relevant tax authorities. The remaining deferred tax liability on the Company’s Consolidated Balance Sheets as of December 31, 2022 is $14.9 million.
(3)
For the year ended December 31, 2022, Income Tax (Expense) Benefit excludes a tax expense of $0.8 million included in Other Comprehensive (Loss) Income (2021 — benefit of $0.3 million; 2020 — benefit of $0.1 million).
(c)
Reconciliation of Income Tax Expense to Statutory Rates

For the years ended December 31, 2022, 2021, and 2020, the Company’s effective tax rate and income tax expense differs from the combined Canadian federal and provincial statutory income tax rates due to the following factors:

	Years Ended December 31,
	2022		2021		2020
(In thousands of U.S. Dollars, except rates)	Amount	Rate	Amount	Rate	Amount	Rate
Income tax benefit (expense) at combined statutory rates	$2,596	26.5%	$(2,912)	26.5%	$34,218	26.5%
Adjustments resulting from:
Non-controlling interests share of partnership losses	—	0.0%	(1)	0.0%	(1,229)	(1.0%)
Increase in valuation allowance	(16,848)	(172.5%)	(14,722)	134.0%	(28,589)	(22.1%)
Changes to tax reserves	1,643	16.8%	3,508	(31.9%)	(2,699)	(2.1%)
U.S. federal and state taxes	(86)	(0.9%)	(80)	0.7%	(250)	(0.2%)
Withholding taxes	(3,825)	(39.2%)	(4,199)	38.2%	(20,943)	(16.2%)
Income tax at different rates in foreign and other provincial jurisdictions	3,872	39.6%	3,352	(30.5%)	(2,607)	(2.0%)
Investment and other tax credits (non-refundable)	752	7.7%	413	(3.8%)	643	0.5%
Changes to deferred tax assets and liabilities resulting from audit and other tax return adjustments	2,278	23.3%	(5,336)	48.6%	(1,219)	(0.9%)
Other non-deductible/non-taxable items	(490)	(4.9%)	(587)	5.4%	(3,829)	(3.0%)
Income tax expense	$(10,108)	(103.6%)	$(20,564)	187.2%	$(26,504)	(20.5%)

(d)
Deferred Tax Assets and Deferred Tax Liability

As of December 31, 2022 and 2021, the Company’s deferred tax assets and deferred tax liability consists of the following:

	As of December 31,
(In thousands of U.S. Dollars)	2022	2021
Net operating loss carryforwards	$29,158	$21,219
Investment tax credit and other tax credit carryforwards	5,213	3,919
Write-downs of other assets	2,341	1,223
Excess of tax accounting basis in various assets	14,549	13,929
Accrued pension liability	5,375	6,901
Accrued share-based compensation	8,920	7,728
Income recognition on net investment in leases	(3,344)	(3,368)
Other accrued reserves	10,552	8,369
Total deferred income tax assets	72,764	59,920
Valuation allowance	(62,864)	(46,014)
Deferred income tax asset net of valuation allowance	9,900	13,906
Deferred tax liability	(14,900)	(17,642)
Net deferred tax liability	$(5,000)	$(3,736)

As of December 31, 2022, net deferred tax assets include a liability of $1.1 million (December 31, 2021 — liability of $0.3 million) associated with amounts recognized within Accumulated Other Comprehensive (Loss) Income, including unrealized actuarial gains and losses related to the Company’s pension and other postretirement benefit plans and unrealized net gains and losses on cash flow hedging instruments.

(e)
Net Operating Loss Carryforwards

Estimated Canadian net operating loss carryforwards of $129.4 million can be used to reduce taxable income through 2042, China net operating losses of $5.1 million can be used to reduce taxable income through 2027, and $8.9 million of Ireland net operating losses can be carried forward indefinitely. Investment tax credits and other tax credits of $5.5 million can be carried forward to reduce income taxes payable through to 2042.

(f)
Indefinitely Reinvested Assertion

Income taxes are accrued for the earnings of non-Canadian affiliates and associated companies unless management determines that such earnings will be indefinitely reinvested outside of Canada.

In 2020, management completed a reassessment of its strategy with respect to the most efficient means of deploying the Company’s capital resources globally. Based on the results of this reassessment, management concluded that the historical earnings of certain foreign subsidiaries in excess of amounts required to sustain business operations would no longer be indefinitely reinvested. The Company's deferred tax liability of $17.6 million as of December 31, 2021 related to the estimated applicable foreign withholding taxes associated with these historical earnings. During the year ended December 31, 2022, $27.4 million of historical earnings from a subsidiary in China were distributed and, as a result, $2.7 million of foreign withholding taxes were paid to the relevant tax authorities (2021 — $2.0 million). The remaining deferred tax liability on the Company’s Consolidated Balance Sheets as of December 31, 2022 is $14.9 million.

(g)
Valuation Allowance

As of December 31, 2022, the Company’s Consolidated Balance Sheets include net deferred income tax assets of $9.9 million, net of a valuation allowance of $62.9 million (December 31, 2021 — $13.9 million, net of a valuation allowance of $46.0 million). For the years ended December 31, 2022 and 2021, the Company recorded a valuation allowance of $16.9 million and $17.2 million, respectively, where management cannot determine that the tax benefits will be realizable based on available evidence. The $16.9 million increase in the valuation allowance recorded in 2022 is reflected within Income Tax Expense in the Company’s Consolidated Statements of Operations. The $17.2 million increase in the valuation allowance recorded in 2021 is reflected within Income Tax Expense in the Company’s Consolidated Statements of Operations ($14.7 million) and Shareholder's Equity on the Company's Consolidated Balance Sheets ($2.5 million). The valuation allowance is expected to reverse at the point in time when management determines it is more likely than not that the Company will incur sufficient tax liabilities to allow it to utilize the deferred tax assets against which the valuation allowance is recorded.

(h)
Uncertain Tax Positions

As of December 31, 2022 and December 31, 2021, the Company had total tax reserves (including interest and penalties) of $12.3 million and $13.9 million, respectively, for various uncertain tax positions. While the Company believes it has adequately provided for all tax positions, amounts asserted by taxing authorities could differ from the Company's accrued liability. Accordingly, additional provisions on federal, provincial, state and foreign tax-related matters may be required in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.

For the year ended December 31, 2022, the Company recorded a net decrease of $2.2 million related to reserves (excluding interest and penalties) for income taxes (2021 — $2.1 million, 2020 — $0.6 million).

The Company has elected to classify interest and penalties related to income tax liabilities, when applicable, as part of the Income Tax Expense in its Consolidated Statements of Operations rather than Interest Expense. The Company expensed $0.6 million in potential interest and penalties associated with its provision for uncertain tax positions for the years ended December 31, 2022 (2021 — expensed $1.4 million; 2020 — expensed $3.3 million).

The following table presents a reconciliation of the beginning and ending amount of tax reserves (excluding interest and penalties) for the years ended December 31, 2022, 2021, and 2020:

	Years Ended December 31,
(In thousands of U.S. Dollars)	2022	2021	2020
Balance at beginning of the year	$11,939	$14,076	$14,718
Additions based on tax positions related to the current year	11	37	2,301
Reductions for tax positions of prior years	(94)	(991)	—
Reductions resulting from lapse of applicable statute of limitations and administrative practices	(2,123)	(1,183)	(2,943)
Balance at the end of the year	$9,733	$11,939	$14,076

The number of years with open tax audits varies depending on the tax jurisdiction. The Company's material taxing jurisdictions include Canada, the United States, Ireland, and China. In 2021, the Canadian tax authorities denied the Company’s deduction of certain foreign taxes accrued in 2015, but not yet paid as discussions with the local authorities are ongoing. This resulted in the payment of $8.9 million in income taxes and $1.6 million in associated interest to the Canadian tax authorities in the fourth quarter of 2021. The Company has filed a waiver with the Canadian tax authorities in respect of 2015 so that when the foreign taxes are paid, the Company would be entitled to receive a refund of the $8.9 million in tax, which is recorded on the Company’s Consolidated Balance Sheets within Accounts Receivable, and the $1.6 million in associated interest.

The Company's 2017 through 2022 tax years remain subject to examination by the IRS for United States federal tax purposes, and the 2016 through 2021 tax years remain subject to examination by the appropriate governmental agencies for Canadian federal tax purposes. There are other on-going audits in various other jurisdictions that are not material to the Consolidated Financial Statements.

The Company is subject to audit by tax authorities in the various jurisdictions in which it operates in the ordinary course of its business and believes that it has adequately reserved for the expected exposures in its accounts. During the fourth quarter of 2022, the Company received a Notice of Reassessment (the “Reassessment”) in the amount of $13.2 million (inclusive of interest). Although the CRA is continuing its audit and has requested additional information to continue its evaluation of the facts, a Reassessment was necessary as the time limitation for assessment as imposed under the relevant income tax treaty was set to expire before the audit could be completed. The Company believes that the matter will be resolved on a basis that is consistent with its filing position.

(i)
Income Tax Effect on Other Comprehensive (Loss) Income

For the years ended December 31, 2022, 2021, and 2020, Income Tax (Expense) Benefit related to the components of Other Comprehensive (Loss) Income is as follows:

	Years Ended December 31,
(In thousands of U.S. Dollars)	2022	2021	2020
Unrealized defined benefit plan actuarial (gain) loss	$(198)	$(37)	$276
Unrealized postretirement benefit plans actuarial (gain) loss	(762)	(35)	92
Amortization of prior service cost	(48)	(48)	(23)
Unrealized change in cash flow hedging instruments	346	(123)	(132)
Realized change in cash flow hedging instruments	(156)	446	(158)
Reclassification of unrealized change in ineffective cash flow hedging instruments	—	83	—
	$(818)	$286	$55

14. Goodwill and Other Intangible Assets

(a)
Goodwill

As of December 31, 2022, the Company’s total Goodwill was $52.8 million, of which $13.8 million relates to the SSIMWAVE reporting unit, which was acquired on September 22, 2022, $19.1 million relates to the IMAX Systems reporting unit (December 31, 2021 — $19.1 million), $13.5 million relates to the Joint Revenue Sharing Arrangements reporting unit (December 31, 2021 — $13.5 million), and $6.4 million relates to the IMAX Maintenance reporting unit (December 31, 2021 — $6.4 million). (See Note 5 for additional information related to the Company's acquisition of SSIMWAVE.)

The Company performed a qualitative impairment test as of the annual assessment date, September 30, 2022, to evaluate whether it is more likely than not that the fair value of its reporting units was less than their respective carrying amounts. The Company concluded that it was not more likely than not that the fair value of its reporting units had been reduced below their respective carrying amounts.

(b)
Other Intangible Assets

	As of December 31, 2022
		Accumulated	Net Book
(In thousands of U.S. Dollars)	Cost	Amortization	Value
Licenses and intellectual property	$26,168	$15,232	$10,936
Internal use software	32,886	25,232	7,654
Developed technology	5,779	225	5,554
In process research and development	3,810	—	3,810
Patents and trademarks	13,031	9,771	3,260
Customer relationships	1,340	50	1,290
Other	769	535	234
	$83,783	$51,045	$32,738

	As of December 31, 2021
		Accumulated	Net Book
(In thousands of U.S. Dollars)	Cost	Amortization	Value
Licenses and intellectual property	$26,168	$13,642	$12,526
Internal use software	28,571	21,544	7,027
Patents and trademarks	12,834	9,406	3,428
Other	598	499	99
	$68,171	$45,091	$23,080

During 2022, the Company acquired $11.2 million of intangible assets through its acquisition of SSIMWAVE (see Note 5). In addition, during 2022, the Company capitalized $5.1 million related to the development of internal use software, as well as additions in patents and trademarks and other intangible assets (2021 — $4.1 million. The weighted average amortization period for these additions is 4.7 years (2021 — 2.3 years). The net book value of the other intangible assets capitalized in 2022 was $15.5 million as of December 31, 2022 (2021 — $3.9 million).

During 2022, the Company incurred costs of $0.1 million to renew or extend the term of acquired patents and trademarks which were recorded in Selling, General and Administrative expenses (2021 — $0.1 million).

Fully amortized other intangible assets are still in use by the Company. In 2022, the Company identified and wrote off $0.1 million (2021 — $0.1 million) of patents and trademarks that are no longer in use.

The estimated amortization expense for each of the next five years following the December 31, 2022 balance sheet date is as follows:

(In thousands of U.S. Dollars)
2023	$(7,821)
2024	(7,636)
2025	(5,456)
2026	(3,059)
2027	(3,099)

15. Borrowings

(a)
Revolving Credit Facility Borrowings, Net

As of December 31, 2022 and 2021, Revolving Credit Facility Borrowings, Net includes the following:

	December 31,	December 31,
(In thousands of U.S. Dollars)	2022	2021
Wells Fargo Credit Facility borrowings	$25,000	$—
HSBC China Facility borrowings	12,496	—
Bank of China Facility borrowings	374	3,612
Unamortized debt issuance costs	(1,759)	(1,140)
Revolving Credit Facility Borrowings, net	$36,111	$2,472

Wells Fargo Credit Agreement

On March 25, 2022, the Company entered into a Sixth Amended and Restated Credit Agreement with Wells Fargo Bank, National Association, as agent (the “Agent”), and a syndicate of lenders party thereto (the “Credit Agreement”), which extended the maturity date of the credit facility under the Credit Agreement (the “Credit Facility”) from June 28, 2023 to March 25, 2027. The Company's obligations under the Credit Agreement are guaranteed by certain of the Company's subsidiaries (the “Guarantors”), and are secured by first-priority security interests in substantially all of the assets of the Company and the Guarantors.

The Credit Agreement has a revolving borrowing capacity of $300.0 million, and contains an uncommitted accordion feature allowing the Company to further increase its borrowing capacity to the greater of $440.0 million or by the Company's EBITDA for the four most recently ended fiscal quarters, subject to certain conditions, depending on the mix of revolving loans and/or term loans under the incremental facility and subject to conditions set forth in the Credit Agreement.

The Credit Facility requires that the Company maintain a maximum Senior Secured Net Leverage Ratio (as defined in the Credit Agreement) of no greater than 3.25:1.00 on the last day of each Fiscal Quarter. The Senior Secured Net Leverage Ratio is the ratio of Total Debt (as defined in the Credit Agreement), secured by liens, net of unrestricted cash and cash equivalents held outside of the People’s Republic of China to a maximum of $75.0 million, relative to Adjusted EBITDA per Credit Facility for the four prior quarters. The Company was in compliance with this requirement as of December 31, 2022 as the Senior Secured Net Leverage Ratio was 0.00:1.00.

Loans under the Credit Facility bear interest, at the Company's option, at (i) Term SOFR, Eurocurrency Rate or CDOR Rate plus a margin ranging from 1.00% to 1.75% per annum; or (ii) the U.S. base rate or the Canadian prime rate plus a margin ranging from 0.25% to 1.00% per annum, in each case depending on the Company's total leverage ratio. In no event will Term SOFR, Eurocurrency Rate or CDOR Rate be less than 0.00% per annum.

As of December 31, 2022, the Company’s borrowings of $25.0 million (December 31, 2021 — nil) currently bear interest at Term SOFR, plus a margin of 1.75% per annum based on the Company's total leverage ratio. The effective interest rate for the year ended December 31, 2022 was 5.64% (2021 — 2.64%).

The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit indebtedness, liens, asset sales, investments and restricted payments, in each case subject to negotiated exceptions and baskets. The Credit Agreement also contains customary representations, warranties and event of default provisions.

The Company incurred fees of approximately $2.5 million in connection with the March 2022 amendment of the Credit Agreement, which are being amortized on a straight-line basis over the term of the Credit Agreement. In the first quarter of 2022, the Company expensed $0.4 million in unamortized deferred financing costs associated with lenders that are no longer parties to the Credit Agreement.

On May 25, 2022, the Company delivered a “Designated Period” suspension notice to the Agent, and the Company, the Agent and the lenders under the Credit Agreement entered into a limited consent, which notice and limited consent evidenced and effectuated the termination of the Designated Period under the Credit Agreement. From and after the termination of the Designated Period, the $75.0 million minimum liquidity covenant in the Credit Agreement was no longer in effect.

For the year ended December 31, 2022, the Company did not have any letters of credit or advance payment guarantees outstanding under the Credit Facility. As of December 31, 2021, there were no amounts drawn under the previous credit facility, and the Company did not have any letters of credit or advance payment guarantees outstanding under the previous credit facility.

As of December 31, 2022, the amount available for future borrowings under the Credit Facility was $275.0 million.

Foreign Exchange Facility

Within the Credit Facility, the Company is able to purchase foreign currency forward contracts and/or other swap arrangements. As of December 31, 2022, the net unrealized loss on the Company's outstanding foreign currency forward contracts was $(0.6) million, representing the amount by which the notional value of these forward contracts exceeded their fair value (December 31, 2021 — net unrealized gain of $0.1 million). As of December 31, 2022, the notional value of the Company's outstanding foreign currency forward contracts was $24.7 million (December 31, 2021 — $26.7 million).

Bank of China Facility

In June 2022, IMAX (Shanghai) Multimedia Technology Co., Ltd. (“IMAX Shanghai”), one of the Company's majority-owned subsidiaries in China, renewed its unsecured revolving facility with Bank of China for up to 200.0 million Chinese Renminbi (“RMB”) ($28.7 million), including RMB 10.0 million ($1.4 million) for letters of guarantee, to fund ongoing working capital requirements (the “Bank of China Facility”). The Bank of China Facility expires in September 2023.

As of December 31, 2022, RMB 2.6 million ($0.4 million) of borrowings were outstanding under the Bank of China Facility and outstanding letters of guarantee were RMB 2.8 million ($0.4 million). As of December 31, 2021, outstanding Bank of China Facility borrowings were RMB 23.0 million ($3.6 million) and outstanding letters of guarantee were RMB 2.8 million ($0.5 million).

As of December 31, 2022, the amount available for future borrowings under the Bank of China Facility was RMB 187.4 million ($26.9 million) and the amount available for letters of guarantee was RMB 7.2 million ($1.0 million). The amount available for future borrowings under the Bank of China Facility is not subject to a standby fee. The effective interest rate for the year ended December 31, 2022 was 4.12% (2021 — 4.31%).

HSBC China Facility

In June 2022, IMAX Shanghai entered into an unsecured revolving facility for up to RMB 200.0 million ($28.7 million) with HSBC Bank (China) Company Limited, Shanghai Branch to fund ongoing working capital requirements (the “HSBC China Facility”). As of December 31, 2022, RMB 87.0 million ($12.5 million) of borrowings were outstanding under the HSBC China facility. As of December 31, 2022, the amount available for future borrowings under the HSBC China Facility was RMB 113.0 million ($16.2 million). The effective interest rate for the year ended December 31, 2022 was 3.91%.

NBC Facility

In October 2019, the Company entered into a $5.0 million facility with National Bank of Canada (the “NBC Facility”) fully insured by Export Development Canada for use solely in conjunction with the issuance of performance guarantees and letters of credit. The NBC Facility will expire on June 30, 2023, and is renewable on the same terms and conditions on an annual basis. The Company did not have any letters of credit or advance payment guarantees outstanding as of December 31, 2022 and 2021 under the NBC Facility.

(b)
Convertible Notes and Other Borrowings, Net

As of December 31, 2022 and December 31, 2021, Convertible Notes and Other Borrowings, Net includes the following:

	December 31,	December 31,
(In thousands of U.S. Dollars)	2022	2021
Convertible Notes	$230,000	$230,000
Unamortized discounts and debt issuance costs	(4,870)	(6,359)
Convertible Notes, net	225,130	223,641

Federal Economic Development Loan	2,812	N/A
Unaccreted interest benefit	(1,030)	N/A
Federal Economic Development Loan, net	1,782	N/A

Convertible Notes and Other Borrowings, net	$226,912	$223,641

Convertible Notes

On March 19, 2021, the Company issued $230.0 million of 0.500% Convertible Senior Notes due 2026 (the “Convertible Notes”) in a private placement conducted pursuant to Rule 144A under the Securities Act of 1933, as amended. The net proceeds from the issuance of the Convertible Notes were $223.7 million, after deducting the initial purchasers’ discounts and commissions. In addition, the Company paid $1.2 million of debt issuance costs associated with the Convertible Notes. The Company used a portion of the net proceeds from the issuance of the Convertible Notes to make a partial repayment of previous outstanding revolving credit facility borrowings, and used the remainder for working capital or other general corporate purposes.

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

The Company recorded the Convertible Notes entirely as a liability in the Consolidated Balance Sheets, net of initial purchasers' discounts and commissions and other debt issuance costs, with interest expense reflecting the cash coupon plus the amortization of the discounts and capitalized costs. Additionally, under the "if-converted" method, because the principal amount of the Convertible Notes is settled in cash and the conversion spread is settleable in the Company's common shares, diluted earnings per share is calculated by including the net number of incremental shares that would be issued upon conversion of the Convertible Notes, using the average market price during the period. Accordingly, the application of the "if-converted" method may reduce the Company's reported diluted earnings per share.

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

Federal Economic Development Loan

SSIMWAVE entered into a contribution agreement with the Federal Economic Development Agency for Southern Ontario (the “Federal Economic Development Loan”) on May 29, 2019, under which SSIMWAVE may receive up to $4.2 million Canadian Dollars (“CAD”) ($3.1 million) by way of repayable contributions toward certain eligible projects costs. The contributions under the agreement cover 35% of the eligible and supported costs of SSIMWAVE between January 10, 2019 and December 31, 2022. The contributions are repayable over 60 months, with repayments estimated to begin in January 2024, with an annual interest rate of 0%. As of December 31, 2022, SSIMWAVE has received contributions of CAD $3.8 million ($2.8 million) from the Federal Economic Development Loan.

The benefit of the interest free loan has been determined by calculating the present value of the payments using a market-based interest rate and comparing this to the proceeds received. The benefit is being recorded as the interest free benefit of government funding within Interest Income on the Company's Consolidated Statements of Operations. No benefit was recorded during the year ended December 31, 2022, as the Company did not receive any funding since the date of acquisition. The obligation is being accreted to its maturity amount, resulting in an interest accretion expense of less than $0.1 million in 2022 and is being recorded within Interest Expense on the Company's Consolidated Statements of Operations.

As of December 31, 2022, the Federal Economic Development Loan has a carrying value of $1.8 million, net of unaccreted interest benefit and is recorded within Convertible Notes and Other Borrowings, Net on the Company's Consolidated Balance Sheets.

16. Commitments

In the ordinary course of its business, the Company enters into contractual agreements with third parties that include non-cancelable payment obligations, for which it is liable in future periods. These arrangements can include terms binding the Company to minimum payments and/or penalties if it terminates the agreement for any reason other than an event of default as described by the agreement. The following table presents a summary of the Company’s contractual obligations and commitments as of December 31, 2022:

	Payments Due by Period
(In thousands of U.S. Dollars)	Total Obligation	Less Than One Year	1 to 3 years	3 to 5 years	Thereafter
Purchase obligations(1)	$37,884	$34,419	$3,183	$37	$245
Pension obligations(2)	20,295	—	—	20,295	—
Operating lease obligations(3)	18,013	3,905	5,825	4,137	4,146
Finance lease obligations	1,016	508	508	—	—
Wells Fargo Facility	25,000	—	—	25,000	—
HSBC Facility	12,496	12,496	—	—	—
Bank of China Facility	374	374	—	—	—
Federal Economic Development Loan(4)	2,812	—	1,250	1,250	312
Convertible Notes(5)	234,025	1,150	2,300	230,575	—
Postretirement benefits obligations	2,504	104	210	220	1,970
	$354,419	$52,956	$13,276	$281,514	$6,673

(1)
Represents total payments to be made under binding commitments with suppliers and outstanding payments to be made for supplies ordered, but yet to be invoiced.
(2)
The Company has an unfunded defined benefit pension plan covering its Chief Executive Officer. (See Note 24.)
(3)
Represents total minimum annual rental payments due under the Company’s operating leases. (See Note 7.)
(4)
The Federal Economic Development Loan will be repayable over 60 months, with repayments estimated to begin in January 2024. (See Note 15(b).)
(5)
The Convertible Notes bear interest at a rate of 0.500% per annum on the principal of $230.0 million, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2021. The Convertible Notes will mature on April 1, 2026, unless earlier repurchased, redeemed or converted. (See Note 15(b).)

The Company compensates its sales force with both fixed and variable compensation. Commissions on the sale or lease of IMAX Systems are payable in graduated amounts from the time of collection of the customer’s first payment to the Company up to the collection of the customer’s last initial payment. As of December 31, 2022, $2.2 million (December 31, 2021 — $1.1 million) of commissions have been accrued and will be payable in future periods.

17. Contingencies and Guarantees

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

(i) In January 2004, the Company and IMAX Theatre Services Ltd., a subsidiary of the Company, commenced an arbitration seeking damages before the International Court of Arbitration of the International Chamber of Commerce (the “ICC”) with respect to the breach by Electronic Media Limited (“EML”) of its December 2000 agreement with the Company. In June 2004, the Company commenced a related arbitration before the ICC against EML's affiliate, E-City Entertainment (I) PVT Limited (“E-City”). On March 27, 2008, the arbitration panel issued a final award in favor of the Company in the amount of $11.3 million, consisting of past and future rents owed to the Company, plus interest and costs, as well as an additional $2,512 each day in interest from October 1, 2007 until the date the award is paid. In July 2008, E-City commenced a proceeding in Mumbai, India seeking to prevent recognition of the ICC award in India. On March 10, 2017, the Supreme Court dismissed E-City's petition. On March 29, 2017, the Company filed an Execution Application in the Bombay High Court seeking to enforce the ICC award against E-City and several related parties, which award the Company calculates to be $25.3 million, inclusive of interest, as of December 31, 2022. That matter is currently pending. The Company has also taken steps to enforce the ICC final award outside of India. In December 2011, the Ontario Superior Court of Justice issued an order recognizing the final award and requiring E-City to pay the Company $30,000 to cover the costs of the application, and in May 2012, the New York Supreme Court recognized the Canadian judgment and entered it as a New York judgment. The Company intends to continue pursuing its rights and seeking to enforce the award, although no assurances can be given with respect to the ultimate outcome.

(ii) On November 11, 2013, Giencourt Investments, S.A. (“Giencourt”) initiated arbitration before the International Centre for Dispute Resolution in Miami, Florida, based on alleged breaches by the Company of its theater agreement and related license agreement with Giencourt. On February 7, 2017, the panel issued a Partial Final Award and on July 21, 2017, the panel issued a Final Award (collectively, the “Award”), which held that the parties had reached a binding settlement, and therefore the panel did not reach a decision regarding the merits of the dispute. On December 3, 2020, the District Judge entered a final judgment (the “Final Judgment”) against the Company in the total amount of $11.3 million as damages under the Award. As of December 31, 2020, the Company's Consolidated Balance Sheets included a liability within Accrued and Other Liabilities of $11.3 million related to the Final Judgment, consisting of $7.2 million related to amounts collected from or owed to Giencourt principally in respect of theater systems that were not delivered and $4.1 million in respect of the remaining amounts owed under the Final Judgment. On June 23, 2021, the Company entered into a final settlement agreement with Giencourt to fully resolve all disputes between the parties in the United States and Ontario (the “Settlement Agreement”). In the second quarter of 2021, the Company paid Giencourt $9.5 million as required by the terms of the Settlement Agreement. As a result of the Settlement Agreement, the Final Judgment has been vacated, all litigation between the parties in all jurisdictions has been dismissed and full and final releases have been exchanged by the parties. Accordingly, upon entry in the Settlement Agreement on June 23, 2021, the remaining $1.8 million liability recorded within Accrued and Other Liabilities was reversed and a corresponding $1.8 million benefit was recorded in the Company's Consolidated Statements of Operations within Legal Judgment and Arbitration Awards in the second quarter of 2021.

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

Financial Guarantees

Certain subsidiaries of the Company have provided significant financial guarantees to third parties under the Credit Agreement (see Note 15).

Product Warranties

The Company’s accrual for product warranties, which is recorded within Accrued and Other Liabilities in the Consolidated Balance Sheets, was $nil as of December 31, 2022 and 2021, respectively.

Director/Officer Indemnifications

The Company’s by-laws contain an indemnification of its directors/officers, former directors/officers, and persons who have acted at its request to be a director/officer of an entity in which the Company is a shareholder or creditor, to indemnify them, to the extent permitted by the Canada Business Corporations Act, against expenses (including legal fees), judgments, fines and any amounts actually and reasonably incurred by them in connection with any action, suit or proceeding in which the directors and/or officers are sued as a result of their service, if they acted honestly and in good faith with a view to the best interests of the Company. In addition, the Company has entered into indemnification agreements with each of its directors in order to effectuate the foregoing. The nature of the indemnification prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to counterparties. The Company has purchased directors’ and officers’ liability insurance. No amount has been accrued in the Company's Consolidated Balance Sheets as of December 31, 2022 and December 31, 2021 with respect to this indemnity.

Other Indemnification Agreements

In the normal course of its operations, the Company provides indemnifications to counterparties in transactions such as: IMAX System lease and sale agreements and the supervision of installation or servicing of IMAX Systems; film production, exhibition and distribution agreements; real property lease agreements; and employment agreements. These indemnification agreements require the Company to compensate the counterparties for costs incurred as a result of litigation claims that may be suffered by the counterparty as a consequence of the transaction or the Company’s breach or non-performance under these agreements. While the terms of these indemnification agreements vary based upon the contract, they normally extend for the life of the agreements. A small number of agreements do not provide for any limit on the maximum potential amount of indemnification; however, virtually all of the IMAX System lease and sale agreements limit such maximum potential liability to the purchase price of the system. The fact that the maximum potential amount of indemnification required by the Company is not specified in some cases prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to counterparties. Historically, the Company has not made any significant payments under such indemnifications and no amounts have been accrued in the Consolidated Financial Statements with respect to the contingent aspect of these indemnities.

18. Capital Stock

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

(b)
Settlements of Share-Based Compensation

During the years ended December 31, 2022, 2021, and 2020, the Company settled the exercise of stock options and the vesting of RSUs with its common shares. These settlements were either through newly issued common shares from treasury or through the purchase of common shares in the open market by the IMAX LTIP trustee. The following table summarizes the settlement of stock option and RSU transactions:

	Years Ended December 31,
	2022	2021	2020
Stock options
Issued from treasury	—	41,613	—
Plan trustee purchases	—	—	—
Total stock options exercised	—	41,613	—

RSUs
Issued from treasury	596,277	531,629	42,982
Plan trustee purchases	—	723	386,297
Shares withheld for tax withholdings	203,956	157,546	24,714
Total RSUs vested	800,233	689,898	453,993

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

For the year ended December 31, 2022, share-based compensation expense totaled $27.0 million (2021 — $25.6 million; 2020 — $21.5 million) and is reflected in the following accounts in the Consolidated Statements of Operations:

	Years Ended December 31,
(In thousands of U.S. Dollars)	2022	2021	2020
Cost and expenses applicable to revenues	$1,156	$1,490	$691
Selling, general and administrative expenses	25,438	23,776	20,652
Research and development	419	348	150
	$27,013	$25,614	$21,493

As of December 31, 2022, the Company has reserved a total of 5,788,499 (December 31, 2021 — 5,807,445) common shares for future issuance under the IMAX LTIP. Of this amount, 3,604,739 common shares are reserved for the future exercise of stock options (December 31, 2021 — 3,736,157), 931,716 common shares are reserved for the future vesting of PSUs (December 31, 2021 — 613,405), and 1,252,044 common shares are reserved for the future vesting of RSUs (December 31, 2021 — 1,457,883). As of December 31, 2022, stock options in respect of 3,523,335 (December 31, 2021 — 3,488,107) common shares were vested and exercisable.

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

The Company recorded the following expenses related to stock options issued to employees and directors under the IMAX LTIP and SOP:

	Years Ended December 31,
(In thousands of U.S. Dollars)	2022	2021	2020
Stock option expense	$572	$1,064	$1,847

For the year ended December 31, 2022, the Company’s Consolidated Statements of Operations includes an income tax benefit of $0.1 million related to stock option expense (2021 — $0.1 million; 2020 — $0.1 million).

As of December 31, 2022, 2021, and 2020, unrecognized share-based compensation expense related to non-vested employee stock options is as follows:

	As of December 31,
(In thousands of U.S. Dollars)	2022	2021	2020
Expense related to non-vested employee stock options	$86	$662	$2,029

As of 2022, 2021, and 2020, unrecognized share-based compensation expense related to non-vested employee stock options is expected to be recognized over the following weighted-average periods:

	As of December 31,
	2022	2021	2020
Weighted average period (in years)	0.2	1.1	1.8

During the years ended December 31, 2022, 2021 and 2020, the Company did not grant any stock options.

The following table summarizes the stock option activity under the SOP and IMAX LTIP for the years ended December 31, 2022, 2021, and 2020:

				Weighted Average Exercise
	Number of Shares			Price Per Share
	2022	2021	2020	2022	2021	2020
Stock options outstanding, beginning of year	3,736,157	4,892,962	5,732,209	$26.61	$26.81	$26.82
Granted	—	—	—	—	—	—
Exercised	—	(41,613)	—	—	21.23	—
Forfeited	(796)	(88,934)	(34,678)	22.49	22.49	22.49
Expired	(126,569)	(903,038)	(786,086)	33.61	28.31	27.07
Cancelled	(4,053)	(123,220)	(18,483)	27.92	26.68	27.97
Stock options outstanding, end of year	3,604,739	3,736,157	4,892,962	26.36	26.61	26.81
Stock options exercisable, end of year	3,523,335	3,488,107	4,311,761	26.45	26.93	27.30

As of December 31, 2022, 3,604,739 options outstanding included both fully vested and unvested options with a weighted average exercise price of $26.36, an aggregate intrinsic value of $nil and a weighted average remaining contractual life of 3.3 years. The intrinsic value of options exercised in 2022 was $nil (2021 — $0.1 million; 2020 — $nil).

IMAX LTIP Restricted Share Units

RSUs have been granted to employees and directors under the IMAX LTIP. Each RSU represents a contingent right to receive a common share and is the economic equivalent of one common share. The grant date fair value of each RSU is equal to the share price of the Company’s stock at the grant date or the average closing price of the Company’s common stock for five days prior to the date of grant. For the years ended December 31, 2022, 2021, and 2020, the Company recorded the following expenses related to RSUs issued to employees and directors in the IMAX LTIP:

	Years Ended December 31,
(In thousands of U.S. Dollars)	2022	2021	2020
RSU expenses	$15,498	$15,555	$13,761

The Company’s actual tax expense realized for the tax deductions related to the vesting of RSUs was $0.9 million for the year ended December 31, 2022 (2021 — benefit of $0.6 million; 2020 — benefit of $0.3 million).

The Company’s accrued liability for granted RSUs was $0.8 million as of December 31, 2022 (December 31, 2021 — $2.6 million).

Total share-based compensation expense related to non-vested RSUs not yet recognized and the weighted average period over which the awards are expected to be recognized are as follows:

	Years Ended December 31,
(In thousands of U.S. Dollars)	2022	2021	2020
Expense related to non-vested RSUs not yet recognized	$17,457	$15,913	$17,343

Weighted average period awards are expected to be recognized (in years)	1.5	1.6	1.9

The following table summarizes the activity in respect of RSUs issued under the IMAX LTIP for the years ended December 31, 2022, 2021, and 2020:

	Number of Awards			Weighted Average Grant Date Fair Value Per Share
	2022	2021	2020	2022	2021	2020
RSUs outstanding, beginning of year	1,457,883	1,564,838	1,065,347	$19.16	$18.33	$23.17
Granted	708,313	831,123	1,050,385	19.31	21.03	15.35
Vested and settled	(800,231)	(689,872)	(453,993)	19.10	19.46	22.71
Forfeited	(113,921)	(248,206)	(96,901)	20.39	19.38	18.81
RSUs outstanding, end of year	1,252,044	1,457,883	1,564,838	19.16	19.16	18.33

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

Approved under the June 3, 2020 amended and restated IMAX LTIP	885,000
Issued during previous years	(482,912)
Issued during 2022	(59,030)
Outstanding, December 31, 2022	343,058

Restricted Share Units to Non-Employees

During the years ended December 31, 2022, 2021 and 2020, the Company did not grant any stock options to non-employees. The Company did not record any expenses for the year ended December 31, 2022 related to RSU grants issued to advisors and strategic partners of the Company (2021 ― $nil; 2020 ― $0.1 million).

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

For the years ended December 31, 2022, 2021, and 2020, the Company recorded the following expenses related to outstanding PSUs, which includes adjustments reflecting management’s estimate of the number of PSUs with EBITDA-based targets expected to vest:

	Years Ended December 31,
(In thousands of U.S. Dollars)	2022	2021	2020
PSU expenses	$8,306	$5,322	$2,563

The Company’s actual tax benefits realized for the tax deductions related to the vesting of PSUs was $nil for the year ended December 31, 2022 (2021 ― $nil; 2020 ― $nil).

As of December 31, 2022, total unrecognized share-based compensation expense related to unvested PSUs and the weighted average period over which the expense is expected to be recognized is $10.8 million and 1.8 years, respectively.

The following table summarizes the activity in respect of PSUs issued under the IMAX LTIP:

	Number of Awards			Weighted Average Grant Date Fair Value Per Share
	2022	2021	2020	2022	2021	2020
PSUs outstanding, beginning of year	613,405	361,844	—	$18.21	$15.68	$—
Granted	359,138	309,574	370,265	20.34	20.77	15.66
Forfeited	(40,827)	(58,013)	(8,421)	19.90	16.11	4.84
PSUs outstanding, end of year	931,716	613,405	361,844	18.96	18.21	15.68

As of December 31, 2022, the maximum number of shares of common stock that may be issued with respect to PSUs outstanding is 1,630,503, assuming full achievement of the EBITDA and stock-price targets.

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

For the years ended December 31, 2022, 2021, and 2020, share-based compensation expense related to China Options, China RSUs and China PSUs was as follows:

	Years Ended December 31,
(In thousands of U.S. Dollars)	2022	2021	2020
Expense
China Options	$91	$285	$875
China RSUs	2,284	2,810	2,093
China PSUs	262	578	208
Total	$2,637	$3,673	$3,176

In 2022, IMAX China modified the terms of certain fully vested stock options to extend their contractual life by one year and recorded an associated expense of $0.1 million (2021 ― $0.1 million; 2020 ― $0.7 million).

Issuer Purchases of Equity Securities

On April 28, 2022 and July 28, 2022, the Company’s Board of Directors approved a 12-month extension to its share repurchase program through June 30, 2023 and an increase of $200.0 million in the share repurchase program, respectively. With the increase of $200.0 million, the Company's total share repurchase authority is $400.0 million under the current share repurchase program. As of December 31, 2022, the Company has $193.4 million available under its approved repurchase program. The repurchases may be made either in the open market or through private transactions, including repurchases made pursuant a plan intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, subject to market conditions, applicable legal requirements, and other relevant factors. The Company has no obligation to repurchase shares and the share repurchase program may be suspended or discontinued by the Company at any time. In 2022, the Company repurchased 5,401,852 (2021 ― 841,331) common shares at an average price of $15.19 per share (2021 ― $16.51 per share), for a total of $82.0 million (2021 ― $13.9 million), excluding commissions, of which 140,000 were common shares (2021 ― nil) where settlement occurred subsequent to December 31, 2022, at an average price of $14.45 per share, for a total of $2.0 million, excluding commissions. Subsequent to December 31, 2022 and through February 21, 2023, the Company completed repurchases through a 10b5-1 program of 109,477 shares at an average price of $14.87 per share, for a total cost of $1.6 million, excluding commissions.

The following table summarizes the Company's share repurchases during the years ended December 31, 2022 and 2021:

	Total Number of Shares Repurchased		Average Price Paid Per Share
(in thousands of U.S. Dollars)	2022	2021	2022	2021
Shares repurchased	5,401,852	841,331	$15.19	$16.51

For the years ended December 31, 2022 and 2021, there were no shares purchases in the administration of employee share based plans.

As of December 31, 2022, the IMAX LTIP trustee held nil shares. Any shares held with the trustee are recorded at cost and are reported as a reduction against Capital Stock on the Company’s Consolidated Balance Sheets.

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

In 2022, IMAX China repurchased 2,961,800 (2021 ― 6,664,700) common shares at an average price of HKD 8.00 per share (U.S. $1.02 per share) for a total of HKD 23.7 million or U.S. $3.0 million (2021 ― HKD 11.68 per share or U.S. $1.50 per share, for a total of HKD 77.8 million or U.S. $10.0 million). The change in non-controlling interest as a result of common shares repurchased by IMAX China is recorded within Non-Controlling Interest in the Consolidated Balance Sheets and the Consolidated Statements of Shareholders’ Equity. The difference between the consideration paid and the ownership interest obtained as a result of IMAX China share repurchases is recorded within Other Equity in the Consolidated Balance Sheets and the Consolidated Statements of Shareholders’ Equity (see Note 3(a)).

The following table summarizes the IMAX China's share repurchases during the years ended December 31, 2022 and 2021:

	Total Number of Shares Repurchased		Average Price Paid Per Share
(in thousands of U.S. Dollars)	2022	2021	2022	2021
Shares repurchased	2,961,800	6,664,700	$1.02	$1.50
(d)
Basic and Diluted Weighted Average Shares Outstanding

The following table reconciles the denominator of the basic and diluted weighted average share computations:

	Years Ended December 31,
(In thousands)	2022	2021	2020
Issued and outstanding, beginning of period	58,654	58,921	61,176
Weighted average number of shares (repurchased) issued, net	(1,980)	205	(1,939)
Weighted average number of shares outstanding - basic and diluted	56,674	59,126	59,237

For the year ended December 31, 2022, the calculation of diluted earnings per share excludes 4,523,121 (2021 and 2020 ― 6,131,792 and 6,999,667, respectively) shares that are issuable upon the vesting of 637,120 RSUs (2021 and 2020 ― 1,457,883 and 1,564,838, respectively), the vesting of 281,262 PSUs (2021 and 2020 ― 937,752 and 541,867 respectively), and the exercise of 3,604,739 stock options (2021 and 2020 ― 3,736,157 and 4,892,962, respectively), as the effect would be anti-dilutive.

The calculation of diluted weighted average shares outstanding for the year ended December 31, 2022 also excludes any shares potentially issuable upon the conversion of the Convertible Notes as the average market price of the Company’s common shares during the period of time they were outstanding was less than the conversion price of the Convertible Notes. (See Note 15(b).)

(e)
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

In 2021, one of the Company's PRC subsidiaries declared and paid dividends of RMB 131.6 million ($20.4 million). In the third quarter of 2021, upon passage of the requisite resolution of the Board of Directors, a statutory surplus reserve of RMB 36.4 million ($5.6 million) was recorded within Shareholders' Equity as an appropriation of the retained earnings of the Company's PRC subsidiaries, of which $3.9 million is attributable to the Company's common shareholders and $1.7 million is attributable to non-controlling shareholders. The statutory surplus reserve of RMB 36.4 million ($5.6 million) has reached 50% of its PRC subsidiaries' registered capital. No additional statutory surplus reserve was recorded by the Company's PRC subsidiaries for the year ended December 31, 2022.
19. Consolidated Statements of Operations Supplemental Information

(a)
Selling Expenses

The following table summarizes the Company’s selling expenses, including sales commissions and marketing and other, which are recognized within Costs and Expenses Applicable to Revenues in the Consolidated Statements of Operations, for the years ended December 31, 2022, 2021 and 2020:

	Years Ended December 31,
	2022		2021		2020
(In thousands of U.S. Dollars)	Sales Commissions	Marketing and Other	Sales Commissions	Marketing and Other	Sales Commissions	Marketing and Other
Technology sales(1)	$479	$810	$1,885	$989	$1,278	$1,077
Image enhancement and maintenance services(2)	—	20,284	—	8,923	—	4,306
Technology rentals(3)	85	663	399	1,109	908	510
Total	$564	$21,757	$2,284	$11,021	$2,186	$5,893

(1)
Sales commissions paid prior to the recognition of the related revenue are deferred and recognized upon the client acceptance of the IMAX System. Direct advertising and marketing costs for each IMAX System are expensed as incurred.
(2)
Film exploitation costs, including advertising and marketing costs are expensed as incurred.
(3)
Sales commissions related to joint revenue sharing arrangements accounted for operating leases are recognized in the month they are earned by the salesperson, which is typically the month in which the IMAX System is installed. Direct advertising and marketing costs for each IMAX System are expensed as incurred.
(b)
Foreign Exchange

Included in Selling, General and Administrative Expenses for the year ended December 31, 2022 is a net loss of $(3.2) million resulting from changes in exchange rates related to foreign currency denominated monetary assets and liabilities, primarily due to the weakening of the RMB against the USD, as compared to a net gain of $1.3 million and a net gain of $0.8 million for the years ended December 31, 2021 and 2020, respectively. See Note 23(c) for additional information.

(c)
Collaborative Arrangements

Joint Revenue Sharing Arrangements

See Note 7 for a description of the material terms of the Company's collaborative joint revenue sharing arrangements. The accounting policy for the Company's joint revenue sharing arrangements is disclosed in Note 3(o).

Revenue attributable to transactions arising between the Company and its customers under joint revenue sharing arrangements are recorded within Revenues – Technology Sales (for hybrid joint revenue sharing arrangements) and Revenues – Technology Rentals (for traditional joint revenue sharing arrangements). For the year ended December 31, 2022, such revenues totaled $66.6 million (2021 — $51.6 million; 2020 — $19.9 million). (See Note 21(a) for a disaggregated presentation of the Company’s revenues.)

IMAX DMR

In an IMAX DMR arrangement, the Company receives a percentage of the box office receipts from a third party who owns the copyright to a film in exchange for converting the film into IMAX DMR format and distributing it through the IMAX network. The fee earned by the Company in a typical IMAX DMR arrangement averages approximately 12.5% of box office receipts (i.e. gross box office receipts less applicable sales taxes), except for within Greater China, where the Company receives a lower percentage of net box office receipts for certain Hollywood films. The accounting policy for the Company's IMAX DMR arrangements is disclosed in Note 3(o).

Revenue attributable to transactions arising between the Company and its customers under IMAX DMR arrangements are included in Revenues – Image Enhancement and Maintenance Services. For the year ended December 31, 2022, such revenues totaled $94.9 million (2021 — $70.7 million; 2020 — $28.3 million). (See Note 21(a) for a disaggregated presentation of the Company’s revenues.)

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

As of December 31, 2022, the Company is party to one co-produced film arrangement, which represents the VIE total assets balance of $1.5 million and liabilities balance of $0.2 million and three other co-produced film arrangements, the terms of which are similar. The accounting policies relating to co-produced film arrangements are disclosed in Notes 3(a) and 3(o).

In 2022, an expense of $0.8 million (2021 — $0.4 million; 2020 — $2.0 million) attributable to transactions between the Company and other parties involved in the production of the films have been included in Costs and Expenses Applicable to Revenues – Image Enhancement and Maintenance Services.

In 2017, the Company participated in one significant co-produced television arrangement. This arrangement was not a VIE. For the year ended December 31, 2022, revenues of $0.3 million (2021 — $0.2 million; 2020 — $0.3 million) and Costs and Expenses Applicable to Revenues of $nil (2021 — $nil; 2020 — $nil) attributable to this collaborative arrangement were recorded within Revenue – Image Enhancement and Maintenance Services and Costs and Expenses Applicable to Revenues – Image Enhancement and Maintenance Services.

20. Consolidated Statements of Cash Flows Supplemental Information

(a)
Changes in other operating assets and liabilities

	Years Ended December 31,
(In thousands of U.S. Dollars)	2022	2021	2020
Decrease (Increase) in:
Financing receivables	$5,411	$(7,637)	$(10,568)
Prepaid expenses	(1,892)	(3,230)	(979)
Variable consideration receivables	667	(2,905)	(2,361)
Other assets	968	1,003	(4,747)
Increase (Decrease) in:
Accounts payable	8,496	(4,752)	414
Accrued and other liabilities	(12,849)	15,167	(6,399)
	$801	$(2,354)	$(24,640)

(b)
Cash payments made on account

	Years Ended December 31,
(In thousands of U.S. Dollars)	2022	2021	2020
Income taxes(1)	$13,963	$18,475	$4,763
Interest	$715	$3,251	$5,773

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

(c)
Depreciation and amortization

	Years Ended December 31,
(In thousands of U.S. Dollars)	2022	2021	2020
Film assets	$16,881	$16,316	$8,838
Property, plant and equipment:
Equipment supporting joint revenue sharing arrangements	22,165	22,320	24,930
Other property, plant and equipment(1)	9,757	9,479	11,225
Other intangible assets(2)	6,103	6,079	6,565
Other assets(3)	1,755	1,888	1,146
Total	$56,661	$56,082	$52,704

(1)
Includes the amortization of laser projection systems, camera, and lens upgrades recorded in Research and Development on the Statements of Operations of $0.6 million in the year ended December 31, 2022 (2021 — $0.8 million; 2020 — $0.9 million).
(2)
Includes the amortization of licenses and intellectual property recorded in Research and Development on the Consolidated Statements of Operations of $1.3 million in the year ended December 31, 2022 (2021 — $1.3 million; 2020 — $1.3 million).
(3)
Includes the amortization of lessee incentives provided by the Company to its customers under joint revenue sharing arrangements.

(d)
Write-downs, including asset impairments

	Years Ended December 31,
(In thousands of U.S. Dollars)	2022	2021	2020
Other assets(1)	$4,470	$—	$1,151
Inventories(2)	741	890	3,632
Property, plant and equipment:
Equipment supporting joint revenue sharing arrangements(3)	973	364	1,784
Other property, plant and equipment	57	217	174
Other intangible assets	87	142	184
Film assets(4)	848	151	10,804
	$7,176	$1,764	$17,729

(1)
In 2022, the Company recognized a full impairment of its RMB 30.0 million ($4.5 million) investment in the film Mozart from Space based on projected box office results and distribution costs. (See Note 23(e).) In 2020, the Company recorded a write-down of $1.2 million in Asset Impairments related to content-related assets which became impaired in the year. No such write-downs including asset impairments were incurred in 2021.
(2)
In 2022, the Company recorded write-downs of $0.9 million, net of a recovery of $0.2 million in Costs and Expenses Applicable to Technology Sales. The write-downs recorded during the year ended December 31, 2022 include $0.4 million related to excess and damaged inventory and $0.3 million recorded to reduce the carrying value of service parts held in Russia. For the years ended December 31, 2021 and 2020, the Company recorded write-downs of $0.9 million and $3.6 million, respectively, in Costs and Expenses Applicable to Technology Sales to reduce the carrying value of excess inventory.
(3)
In 2022, the Company recorded charges of $1.0 million (2021 — $0.4 million; 2020 — $1.8 million) in Costs and Expenses Applicable to Technology Rentals mostly related to the write-downs of leased xenon-based digital systems which were taken out of service in connection with exhibitor customer upgrades to laser-based digital systems, as well as an IMAX System that was removed from its existing location.
(4)
In 2022, the Company recorded impairment losses of $0.8 million (2021 — $0.2 million) related to the write-down of DMR and documentary film assets. In 2020, the Company recorded impairment losses of $10.8 million principally to write-down the carrying value of certain documentary, alternative content film assets and DMR related film assets due to a decrease in projected box office totals and related revenues based on management’s regular quarterly recoverability assessments.
(e)
Significant non-cash investing activities

	Years Ended December 31,
(In thousands of U.S. Dollars)	2022	2021	2020
Net increase (decrease) in accruals related to:
Investment in equipment supporting joint revenue sharing arrangements	$790	$1,009	$(1,888)
Acquisition of other intangible assets	30	(891)	792
Purchases of property, plant and equipment(1)	311	(188)	158
	$1,131	$(70)	$(938)

(1)
See Note 7 for supplemental disclosure of noncash leasing activities.
(f)
Significant non-cash financing activities

In the fourth quarter of 2022, the Company recognized a $2.0 million liability related to repurchase of its common shares, which were not settled as of December 31, 2022 and were related on the Consolidated Balance Sheets within Accrued and Other Liabilities.

21. Revenue from Contracts with Customers

(a)
Disaggregated Information About Revenue

The following tables summarize the Company’s revenues by type and reportable segment for the years ended December 31, 2022, 2021, and 2020:

	Year Ended December 31, 2022
	Revenue from
	Contracts with Customers
(In thousands of U.S. Dollars)	Fixed consideration	Variable consideration	Revenue from Lease Arrangements	Finance Income	Total
Technology sales
IMAX Systems(1)	$43,704	$7,268	$3,479	$—	$54,451
Joint Revenue Sharing Arrangements, fixed fees	—	—	4,804	—	4,804
Other Theater Business	6,255	—	—	—	6,255
All Other	3,546	102	—	—	3,648
Sub-total	53,505	7,370	8,283	—	69,158
Image enhancement and maintenance services
IMAX DMR	—	94,867	—	—	94,867
IMAX Maintenance	56,608	—	—	—	56,608
Film Distribution	554	2,598	—	—	3,152
Film Post-Production	3,783	—	—	—	3,783
All Other	1,178	1,791	—	—	2,969
Sub-total	62,123	99,256	—	—	161,379
Technology rentals
Joint Revenue Sharing Arrangements, contingent rent	—	—	61,768	—	61,768
All Other	—	—	18	—	18
Sub-total	—	—	61,786	—	61,786
Finance income
IMAX Systems	—	—	—	8,482	8,482
Total	$115,628	$106,626	$70,069	$8,482	$300,805

	Year Ended December 31, 2021
	Revenue from
	Contracts with Customers
(In thousands of U.S. Dollars)	Fixed consideration	Variable consideration	Revenue from Lease Arrangements	Finance Income	Total
Technology sales
IMAX Systems(1)	$37,900	$5,576	$11,392	$—	$54,868
Joint Revenue Sharing Arrangements, fixed fees	—	—	5,406	—	5,406
Other Theater Business	2,363	—	—	—	2,363
All Other	3,475	41	—	—	3,516
Sub-total	43,738	5,617	16,798	—	66,153
Image enhancement and maintenance services
IMAX DMR	—	70,659	—	—	70,659
IMAX Maintenance	53,339	—	—	—	53,339
Film Distribution	205	1,259	—	—	1,464
Film Post-Production	4,260	—	—	—	4,260
All Other	377	1,049	—	—	1,426
Sub-total	58,181	72,967	—	—	131,148
Technology rentals
Joint Revenue Sharing Arrangements, contingent rent	—	—	46,184	—	46,184
All Other	—	—	606	—	606
Sub-total	—	—	46,790	—	46,790
Finance income
IMAX Systems	—	—	—	10,792	10,792
Total	$101,919	$78,584	$63,588	$10,792	$254,883

	Year Ended December 31, 2020
	Revenue from
	Contracts with Customers
(In thousands of U.S. Dollars)	Fixed consideration	Variable consideration	Revenue from Lease Arrangements	Finance Income	Total
Technology sales
IMAX Systems(1)	$33,869	$5,799	$4,271	$—	$43,939
Joint Revenue Sharing Arrangements, fixed fees	—	—	2,056	—	2,056
Other Theater Business	1,666	—	—	—	1,666
All Other	1,957	110	—	—	2,067
Sub-total	37,492	5,909	6,327	—	49,728
Image enhancement and maintenance services
IMAX DMR	—	28,265	—	—	28,265
IMAX Maintenance	21,999	—	—	—	21,999
Film Distribution	3,000	1,841	—	—	4,841
Film Post-Production	3,878	—	—	—	3,878
All Other	—	335	—	—	335
Sub-total	28,877	30,441	—	—	59,318
Technology rentals
Joint Revenue Sharing Arrangements, contingent rent	—	—	17,841	—	17,841
Sub-total	—	—	17,841	—	17,841
Finance income
IMAX Systems	—	—	—	10,116	10,116
Total	$66,369	$36,350	$24,168	$10,116	$137,003

(1)
Includes revenues earned from sale and sales-type lease arrangements involving new and upgraded IMAX Systems, as well as the impact of renewals and amendments to existing system arrangements.
(b)
Deferred Revenue

IMAX System sale and lease arrangements include a requirement for the Company to provide maintenance services over the life of the arrangement, subject to a consumer price index adjustment each year. In circumstances where customers prepay the entire term’s maintenance fee, additional payments are due to the Company for the years after its extended warranty and maintenance obligations expire. Payments upon renewal each year are either prepaid or made in arrears and can vary in frequency from monthly to annually. As of December 31, 2022, $21.0 million of consideration has been deferred in relation to outstanding maintenance services to be provided on existing maintenance contracts (December 31, 2021 — $20.2 million and 2020 — $21.6 million). Maintenance revenue is recognized evenly over the contract term which coincides with the period over which maintenance services are provided. In the event of customer default, any payments made by the customer may be retained by the Company.

In instances where the Company receives consideration prior to satisfying its performance obligations, the recognition of revenue is deferred. The majority of the deferred revenue balance relates to payments received by the Company for IMAX Systems where control of the system has not transferred to the customer. The deferred revenue balance related to an individual system increases as progress payments are made and is then derecognized when control of the system is transferred to the customer. Recognition dates are variable and depend on numerous factors, including some outside of the Company’s control.

22. Segment Reporting

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

The Company has the following reportable segments: (i) IMAX DMR; (ii) Joint Revenue Sharing Arrangements (“JRSA”); (iii) IMAX Systems; (iv) IMAX Maintenance; (v) Other Theater Business; (vi) Film Distribution; and (vii) Film Post-Production. The Company's activities that do not meet the criteria to be considered a reportable segment are disclosed within All Other. The Company organizes its reportable segments into the following three categories, identified by the nature of the product sold or service provided:

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

In the first quarter of 2023, the Company has updated its internal reporting, including the information provided to the CODM to assess segment performance and allocate resources, and, as a result, will update its reportable segments in its quarterly report on Form 10-Q for the period ending March 31, 2023. Following these changes, the Company will have two reportable segments: (i) Technology Products and Services, which will principally include the sale, lease, and maintenance of IMAX Systems, previously included within the JRSA, IMAX Systems, IMAX Maintenance, Other Theater Business segments, and (ii) Content Solutions, which will principally include content enhancement and distribution services, previously included within the IMAX DMR, Film Distribution and Film Post-Production segments. The Company’s activities that do not meet the criteria to be considered a reportable segment will be reported within All Other.

(a)
Segment Financial Information

The following table presents the Company’s revenue and gross margin (margin loss) by category and reportable segment for the years ended December 31, 2022, 2021, and 2020:

	Years Ended December 31,
	Revenue(1)			Gross Margin (Margin Loss)
(In thousands of U.S. Dollars)	2022	2021	2020	2022	2021	2020
IMAX Technology Network
IMAX DMR	$94,867	$70,659	$28,265	$57,964	$44,782	$13,731
JRSA, contingent rent	61,768	46,184	17,841	37,394	21,761	(9,500)
	156,635	116,843	46,106	95,358	66,543	4,231
IMAX Technology Sales and Maintenance
IMAX Systems(2)	62,933	65,660	54,055	35,129	34,981	24,816
JRSA, fixed fees	4,804	5,406	2,056	589	1,343	529
IMAX Maintenance	56,608	53,339	21,999	27,109	27,572	3,068
Other Theater Business(3)	6,255	2,363	1,666	807	398	(438)
	130,600	126,768	79,776	63,634	64,294	27,975
Film Distribution and Post-Production
Film Distribution(4)	3,152	1,464	4,841	(7,668)	(1,121)	(9,840)
Post-Production	3,783	4,260	3,878	1,540	1,969	(358)
	6,935	5,724	8,719	(6,128)	848	(10,198)
Sub-total for reportable segments	294,170	249,335	134,601	152,864	131,685	22,008
All Other(5)	6,635	5,548	2,402	3,491	2,721	(468)
Total	$300,805	$254,883	$137,003	$156,355	$134,406	$21,540

The following table presents the Company’s assets by category and reportable segment, reconciled to consolidated assets, as of December 31, 2022 and 2021:

	As of December 31,
(In thousands of U.S. Dollars)	2022	2021
IMAX Technology Network
IMAX DMR	$48,755	$48,299
JRSA, contingent rent	193,403	196,789
IMAX Technology Sales and Maintenance
IMAX Systems	255,458	249,672
JRSA, fixed fees	26,574	27,930
IMAX Maintenance	48,764	38,530
Other Theater Business	110	82
Film Distribution and Post-Production
Film Distribution	11,545	7,185
Post-Production	32,406	31,575
Sub-total for reportable segments	617,015	600,062
All Other(5)	29,686	1,420
Corporate and other non-segment specific assets	174,453	281,765
Total	$821,154	$883,247

The following table presents the Company’s amortization by category and reportable segment, and on a consolidated basis, for the years ended December 31, 2022, 2021, and 2020:

	Years Ended December 31,
(In thousands of U.S. Dollars)	2022	2021	2020
IMAX Technology Network
IMAX DMR	$16,367	$15,917	$10,269
JRSA, contingent rent	23,920	24,208	26,076
IMAX Technology Sales and Maintenance
IMAX Systems	169	2,076	3,548
IMAX Maintenance	—	—	213
Film Distribution and Post-Production
Film Distribution	2,423	600	1,213
Post-Production	—	924	1,281
Sub-total for reportable segments	42,879	43,725	42,600
All Other(5)	309	—	11
Corporate and other non-segment specific assets	13,473	12,357	10,093
Total	$56,661	$56,082	$52,704

The following table presents the Company’s write-downs, including asset impairments and credit loss expense (reversal), by category and reportable segment, and on a consolidated basis, for the years ended December 31, 2022, 2021, and 2020:

	Years Ended December 31,
(In thousands of U.S. Dollars)	2022	2021	2020
IMAX Technology Network
IMAX DMR	$29	$151	$1,057
JRSA, contingent rent	973	364	1,784
IMAX Technology Sales and Maintenance
IMAX Systems	150	837	2,872
IMAX Maintenance	591	53	510
Film Distribution and Post-Production
Film Distribution(4)	819	—	9,997
Post-Production	—	—	—
Sub-total for reportable segments	2,562	1,405	16,220
All Other(5)	—	—	52
Corporate and other non-segment specific assets(6)	13,161	(3,592)	20,065
Total	$15,723	$(2,187)	$36,337

The following table presents the Company’s purchases of fixed assets within the Consolidated Statements of Cash Flows by category and reportable segment for the years ended December 31, 2022, 2021, and 2020:

	Years Ended December 31,
(In thousands of U.S. Dollars)	2022	2021	2020
IMAX Technology Network
IMAX DMR	$—	$—	$—
JRSA, contingent rent	19,803	10,094	6,654
IMAX Technology Sales and Maintenance
IMAX Systems	2,574	621	50
IMAX Maintenance	4	25	—
Film Distribution and Post-Production
Film Distribution	4,126	1,599	—
Post-Production	1,195	609	456
Sub-total for reportable segments	27,702	12,948	7,160
All Other(5)	9	—	—
Corporate and other non-segment specific assets	516	736	191
Total	$28,227	$13,684	$7,351

(1)
The Company’s largest customer represents 12% of total Revenues as of December 31, 2022 (2021 ― 10%; 2020 ― 16%). No single customer comprises more than 10% of the Company’s total Accounts Receivable as of December 31, 2022 and 2021.
(2)
The revenue from this segment includes the initial upfront payments and the present value of fixed minimum payments from sale and sales-type lease arrangements of IMAX Systems, as well as the present value of estimated variable consideration from sales of IMAX Systems. To a lesser extent, the revenue from this segment also includes finance income associated with these revenue streams.
(3)
The revenue from this segment principally includes after-market sales of IMAX projection system parts and 3D glasses.
(4)
For the year ended December 31, 2022, the Company recorded an impairment loss of $0.8 million related to the write-down of documentary film assets. During the year ended December 31, 2020, Film Distribution segment results were significantly influenced by impairment losses of $10.0 million, to write-down the carrying value of certain documentary and alternative content film assets due to a decrease in projected box office totals and related revenues based on management’s regular quarterly recoverability assessments. No such impairment losses were incurred in 2021.
(5)
All Other includes the results from IMAX Enhanced, SSIMWAVE, and other ancillary activities. In the first quarter of 2022, the Company's internal reporting was updated to reclassify the results of IMAX Enhanced out of the New Business Initiatives segment into All Other for segment reporting purposes. Prior period comparatives have been revised to conform with the current period presentation. (See Note 5 for additional information related to the Company's acquisition of SSIMWAVE.)
(6)
During the year ended December 31, 2022, includes provision of current expected credit losses of $8.5 million (2021 ― net reversal of $4.0 million; 2020 ― provision of $18.6 million). (See Note 6.) In 2022, the Company recognized a full impairment of its RMB 30.0 million ($4.5 million) investment in the film Mozart from Space based on projected box office results and distribution costs. (See Note 23(e).) In 2020, the Company recorded a write-down of $1.2 million in Asset Impairments related to content-related assets which became impaired in the year. No such impairment losses were incurred in 2021. These amounts are excluded from the measurement of the Company’s segment performance.

(b)
Geographic Information

Revenue by geographic area is based on the location of the customer. Revenue related to IMAX DMR is presented based upon the geographic location of the IMAX System that exhibit the remastered films. IMAX DMR revenue is generated through contractual relationships with studios and other third parties and these may not be in the same geographical location as the IMAX System.

The following table summarizes the Company’s revenues by geographic area for the years ended December 31, 2022, 2021, and 2020:

	Years Ended December 31,
(In thousands of U.S. Dollars)	2022	2021	2020
United States	$107,734	$73,499	$30,157
Greater China	73,330	112,801	52,331
Asia (excluding Greater China)	47,145	23,682	20,090
Western Europe	40,245	20,942	13,683
Latin America	9,418	3,601	6,114
Canada	7,550	3,266	1,365
Russia/the CIS & Ukraine(1)	2,849	7,308	2,927
Rest of the World	12,534	9,784	10,336
Total	$300,805	$254,883	$137,003

(1)
In addition to Russia, the CIS includes Azerbaijan, Belarus, Kazakhstan, and Kyrgyzstan. Commencing in March 2022, in response to the ongoing conflict between Russia and Ukraine and resulting sanctions, the Company suspended its operations in Russia and Belarus. As of December 31, 2022, the IMAX network includes 54 systems in Russia, eight systems in Ukraine, and one system in Belarus.

No single country in the Rest of the World, Western Europe, Latin America, and Asia (excluding Greater China) classifications comprise more than 10% of total revenue.

The following table presents the breakdown of Property, Plant and Equipment by geography as of December 31, 2022 and 2021:

	As of December 31,
(In thousands of U.S. Dollars)	2022	2021
United States	$94,505	$91,856
Greater China	86,665	100,182
Canada	36,385	32,643
Western Europe	20,132	21,684
Asia (excluding Greater China)	10,471	9,463
Rest of the World	4,738	4,525
Total	$252,896	$260,353

23. Financial Instruments

(a)
Financial Instruments

The Company maintains cash with various major financial institutions. The Company’s cash is invested with highly rated financial institutions. The Company’s $97.4 million balance of cash and cash equivalents as of December 31, 2022 (December 31, 2021 — $189.7 million) includes $79.7 million in cash held outside of Canada (December 31, 2021 — $102.1 million), of which $43.7 million was held in the PRC (December 31, 2021 — $76.3 million).

(b)
Fair Value Measurements

The carrying values of the Company’s Cash and Cash Equivalents, Accounts Receivable, Accounts Payable, and Accrued Liabilities due within one year approximate their fair values due to the short-term maturity of these instruments. Including these instruments, the Company’s financial instruments consist of the following:

	As of December 31, 2022		As of December 31, 2021
(In thousands of U.S. Dollars)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Level 1
Cash and cash equivalents(1)	$97,401	$97,401	$189,711	$189,711
Equity securities(2)	1,035	1,035	1,087	1,087
Level 2
Net financed sales receivables(3)	$101,052	$100,059	$112,657	$112,662
Net investment in sales-type leases(3)	28,332	27,972	28,392	28,407
Equity securities(1)	1,000	1,000	1,000	1,000
COLI(4)	3,398	3,398	3,275	3,275
Foreign exchange contracts — designated forwards(2)	(649)	(649)	79	79
Wells Fargo Credit Facility borrowings(1)	(25,000)	(25,000)	—	—
HSBC China Facility borrowings(1)	(12,496)	(12,496)	—	—
Bank of China Facility borrowings(1)	(374)	(374)	(3,612)	(3,612)
Federal Economic Development Loan(3)	(1,782)	(1,782)	N/A	N/A
Convertible Notes(5)	(230,000)	(196,717)	(230,000)	(223,100)
Level 3
Interest in film classified as a financial instrument(6)	$—	$—	$—	$—

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
(6)
Recorded at amortized cost less impairment losses. Inputs used in the calculation of estimated fair value include management's projection of future box office and ancillary receipts for the film net of distribution costs and other costs in accordance with the investment agreement. See 23(e) below.
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

The Company has entered into a series of foreign currency forward contracts to manage the risks associated with the volatility of foreign currencies. Certain of these foreign currency forward contracts met the criteria required for hedge accounting under the Derivatives and Hedging Topic of the FASB ASC at inception, and continue to meet hedge effectiveness tests as of December 31, 2022 (the “Foreign Currency Hedges”), with settlement dates throughout 2023. Foreign currency derivatives are recognized and measured in the Consolidated Balance Sheets at fair value. Changes in the fair value (i.e., gains or losses) are recognized in the Consolidated Statements of Operations except for derivatives designated and qualifying as foreign currency cash flow hedging instruments. The Company currently has cash flow hedging instruments associated with Selling, General and Administrative Expenses. For foreign currency cash flow hedging instruments related to Selling, General and Administrative Expenses, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in Accumulated Other Comprehensive (Loss) Income and reclassified to the Consolidated Statements of Operations when the forecasted transaction occurs. Any ineffective portion is recognized immediately in the Consolidated Statements of Operations.

The following tabular disclosures reflect the impact that derivative instruments and hedging activities have on the Company’s Consolidated Financial Statements:

Notional value of foreign exchange contracts:

	As of December 31,
(In thousands of U.S. Dollars)	2022	2021
Derivatives designated as hedging instruments:
Foreign exchange contracts — Forwards	$24,707	$26,702

Fair value of derivatives in foreign exchange contracts:

		As of December 31,
(In thousands of U.S. Dollars)	Balance Sheet Location	2022	2021
Derivatives designated as hedging instruments:
Foreign exchange contracts — Forwards	Other assets	$50	$184
	Accrued and other liabilities	(699)	(105)
		$(649)	$79

Derivatives in foreign currency hedging relationships are as follows:

		Years Ended December 31,
(In thousands of U.S. Dollars)		2022	2021	2020
Foreign exchange contracts	Derivative (Loss) Gain
— Forwards	Recognized in OCI
	(Effective Portion)	$(1,323)	$468	$550

	Location of Derivative (Loss) Gain
	Reclassified from AOCI	Years Ended December 31,
(In thousands of U.S. Dollars)	(Effective Portion)	2022	2021	2020
Foreign exchange contracts	Selling, general and
— Forwards	administrative expenses	$(596)	$1,707	$(578)
	Inventories	—	—	(26)
		$(596)	$1,707	$(604)

		Years Ended December 31,
(In thousands of U.S. Dollars)		2022	2021	2020
Foreign exchange contracts	Derivative Gain Recognized
— Forwards	In and out of OCI
	(Effective Portion)	$—	$—	$17

Non-designated derivatives in foreign currency relationships are as follows:

		Years Ended December 31,
(In thousands of U.S. Dollars)		2022	2021	2020
Foreign exchange contracts	Derivative Gain Reclassified
— Forwards	From AOCI
	(Ineffective Portion)	$—	$(318)	$—

		Years Ended December 31,
(In thousands of U.S. Dollars)	Location of Derivative Gain	2022	2021	2020
Foreign exchange contracts	Selling, general and
— Forwards	administrative expenses	$—	$398	$344

The Company's estimated net amount of the existing loss as of December 31, 2022 is $(0.6) million, which is expected to be reclassified to earnings within the next twelve months.

(d)
Investments in Equity Securities

As of December 31, 2022, the Consolidated Balance Sheets includes $1.0 million (December 31, 2021 — $1.1 million) of investments in equity securities.

On January 17, 2019, IMAX China (Hong Kong), Limited, a wholly-owned subsidiary of IMAX China, as an investor entered into a cornerstone investment agreement with Maoyan Entertainment (“Maoyan”) (as the issuer) and Morgan Stanley Asia Limited (as a sponsor, underwriter and the underwriters’ representative). Pursuant to this agreement, IMAX China (Hong Kong), Limited agreed to invest $15.2 million to subscribe for a certain number of shares of Maoyan at the final offer price pursuant to the global offering of the share capital of Maoyan, and this investment would be subject to a lock-up period of six months following the date of the global offering. On February 4, 2019, Maoyan completed its global offering, upon which, IMAX China (Hong Kong), Limited became a less than 1% shareholder in Maoyan. In February 2021, IMAX China (Hong Kong), Limited sold all of its 7,949,000 shares of Maoyan for gross proceeds of $17.8 million, and recognized $5.2 million gain in the Consolidated Statements of Operations.

The Company has an investment of $1.0 million (December 31, 2021 — $1.0 million) in the shares of an exchange traded fund. This investment is classified as an equity investment.

As of December 31, 2022, the Company held investments in the preferred shares of enterprises which meet the criteria for classification as an equity security carried at historical cost, net of impairment charges. The carrying value of these equity security investments was $1.0 million as of December 31, 2022 (December 31, 2021 — $1.0 million) and is recorded in Other Assets.

(e) Interest in Film

On January 10, 2022, IMAX (Shanghai) Culture and Technology Co., Ltd, a wholly-owned subsidiary of IMAX China, entered into a joint film investment agreement with Wanda Film (Horgos) Co. Ltd. to invest RMB 30.0 million ($4.7 million) in the movie Mozart from Space, which was released on July 15, 2022. Pursuant to the investment agreement, IMAX (Shanghai) Culture and Technology Co., Ltd. has the right to receive a share of the profits or losses of the film distribution. IMAX (Shanghai) Culture and Technology Co., Ltd.'s commitment is limited to its investment and has no further obligation if the actual movie production cost exceeds the original budget. The investment meets the criteria for classification as a financial asset. The investment is measured at amortized cost less impairment losses and is recorded within Other Assets in the Consolidated Balance Sheets.

During the second quarter of 2022, the Company recognized a full impairment of its RMB 30.0 million ($4.5 million) investment in Mozart from Space based on projected box office results and distribution costs.

24. Employee's Pension and Postretirement Benefits

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

As of December 31, 2022 and 2021, the projected benefit obligation for SERP are as follows:

	Years Ended December 31,
(In thousands of U.S. Dollars)	2022	2021
Projected benefit obligation:
Obligation, beginning of period	$20,056	$20,116
Interest cost	160	72
Actuarial gain	(2,901)	(132)
Obligation, end of period and unfunded status	$17,315	$20,056

As of December 31, 2022, 2021, and 2020, the following amounts related to the SERP were recorded on the Company’s Consolidated Balance Sheets within Accumulated Other Comprehensive (Loss) Income and will be recognized as components of net periodic benefit cost in future periods:

	As of December 31,
(In thousands of U.S. Dollars)	2022	2021	2020
Unrealized actuarial gain	$(3,580)	$(679)	$(547)
Unamortized prior service cost	—	184	369
Net periodic benefit costs to be recognized in future periods	$(3,580)	$(495)	$(178)

For the years ended December 31, 2022, 2021, and 2020, the components of pension expense related to the SERP were as follows:

	Years ended December 31,
(In thousands of U.S. Dollars)	2022	2021	2020
Interest cost	$160	$72	$379
Amortization of prior service cost	184	185	87
Pension expense	$344	$257	$466

The following assumptions were used to determine the SERP obligation and any related costs as of and for the years ended December 31, 2022, 2021, and 2020:

	As of December 31,
	2022	2021	2020
Discount rate	4.55%	0.80%	0.36%
Lump sum interest rate:
First 25 years	N/A	N/A	N/A
First 20 years	N/A	N/A	N/A
Thereafter	N/A	N/A	N/A
Cost of living adjustment on benefits	N/A	N/A	N/A

No contributions were made for the SERP during 2022. The Company expects interest costs of $0.8 million to be recognized as a component of pension cost for the year ended December 31, 2023.

(b)
Defined Contribution Pension Plan

The Company also maintains defined contribution plans for its employees, including its executive officers. The Company makes contributions to these plans on behalf of employees in an amount up to 5% of their base salary subject to certain prescribed maximums. During 2022, the Company contributed and recorded expense of $1.1 million (2021 — $1.1 million; 2020 — $1.1 million) to its Canadian plan and $0.7 million (2021 — $0.5 million; 2020 — $0.6 million) to its defined contribution employee plan under Section 401(k) of the U.S. Internal Revenue Code.

(c)
Postretirement Benefits - Executives

The Company has an unfunded postretirement plan for Mr. Gelfond and Bradley J. Wechsler, former Chairman of the Company’s Board of Directors (the “Executive Postretirement Benefit Plan”). The Executive Postretirement Benefit Plan provides that the Company will maintain health benefits for Messrs. Gelfond and Wechsler until they become eligible for Medicare and, thereafter, the Company will provide Medicare supplemental coverage as selected by Messrs. Gelfond and Wechsler. Mr. Wechsler retired from the Company’s Board of Directors on June 9, 2021. The Company maintained Mr. Wechsler’s health benefits through December 31, 2021, and thereafter is providing him with Medicare supplemental coverage or its equivalent value.

As of December 31, 2022 and 2021, the Company’s Consolidated Balance Sheets include the following amounts within Accrued and Other Liabilities related to the Executive Postretirement Benefit Plan:

	As of December 31,
(In thousands of U.S. Dollars)	2022	2021
Projected benefit obligation:
Obligation, beginning of year	$662	$710
Interest cost	18	16
Benefits paid	(8)	(16)
Actuarial gain	(215)	(48)
Obligation, end of year and unfunded status	$457	$662

For the years ended December 31, 2022, 2021, and 2020, the components of pension expense related to the Executive Postretirement Benefit Plan were as follows:

	Years Ended December 31,
(In thousands of U.S. Dollars)	2022	2021	2020
Interest cost	$18	$16	$20
Amortization of actuarial gain	—	—	(17)
Pension expense	$18	$16	$3

As of December 31, 2022, 2021, and 2020, the following amounts related to the Executive Postretirement Benefit Plan were recorded on the Company’s Consolidated Balance Sheets within Accumulated Other Comprehensive (Loss) Income and will be recognized as components of net pension cost in future periods:

	As of December 31,
(In thousands of U.S. Dollars)	2022	2021	2020
Unrealized actuarial (gain) loss	$(242)	$(27)	$21

As of December 31, 2022, 2021, and 2020, the weighted average assumptions used to determine the benefit obligation related to the Executive Postretirement Benefit Plan are as follows:

	As of December 31,
	2022	2021	2020
Discount rate	5.01%	2.71%	2.36%

For the years ended December 31, 2022, 2021, and 2020, the weighted average assumptions used to determine the net postretirement benefit expense related to the Executive Postretirement Benefit Plan are as follows:

	Years Ended December 31,
	2022	2021	2020
Discount rate	2.71%	2.36%	3.13%

The following benefit payments are expected to be made as per the current plan assumptions for the Executive Postretirement Benefit Plan in each of the next five years and thereafter following the December 31, 2022 balance sheet date:

(In thousands of U.S. Dollars)
2023	$10
2024	10
2025	11
2026	23
2027	24
Thereafter	888
Total	$966

(d)
Postretirement Benefits – Canadian Employees

The Company has an unfunded postretirement plan for its Canadian employees meeting specific eligibility requirements (the “Canadian Postretirement Benefit Plan”). The Company will provide eligible participants, upon retirement, with health and welfare benefits.

As of December 31, 2022 and 2021, the Company’s Consolidated Balance Sheets include the following amounts within Accrued and Other Liabilities related to the Canadian Postretirement Benefit Plan:

	As of December 31,
(In thousands of U.S. Dollars)	2022	2021
Projected benefit obligations:
Obligation, beginning of year	$1,702	$1,862
Interest cost	46	42
Benefits paid	(155)	(118)
Actuarial gain	(539)	(92)
Unrealized foreign exchange (gain) loss	(78)	8
Obligation, end of year and unfunded status	$976	$1,702

For the years ended December 31, 2022, 2021, and 2020, the components of pension expense related to the Canadian Postretirement Benefit Plan were as follows:

	Years Ended December 31,
(In thousands of U.S. Dollars)	2022	2021	2020
Interest cost	$46	$42	$47
Pension expense	$46	$42	$47

The Company expects interest costs of less than $0.1 million to be recognized as a component of benefit cost for the year ended December 31, 2023.

As of December 31, 2022, 2021, and 2020, the following amounts related to the Canadian Postretirement Benefit Plan were recorded on the Company’s Consolidated Balance Sheets within Accumulated Other Comprehensive (Loss) Income and will be recognized as components of net pension cost in future periods:

	As of December 31,
(In thousands of U.S. Dollars)	2022	2021	2020
Unrealized actuarial (gain) loss	$(354)	$185	$277

As December 31, 2022, 2021, and 2020, the weighted average assumptions used to determine the benefit obligation related to the Canadian Postretirement Benefit Plan are as follows:

	As of December 31,
	2022	2021	2020
Discount rate	5.00%	2.80%	2.30%

For the years ended December 31, 2022, 2021, and 2020, the weighted average assumptions used to determine the net postretirement benefit expense related to the Canadian Postretirement Benefit Plan are as follows:

	Years Ended December 31,
	2022	2021	2020
Discount rate	2.80%	2.30%	3.05%

The following benefit payments are expected to be made as per the current plan assumptions for the Canadian Postretirement Benefit Plan in each of the next five years and thereafter following the December 31, 2022 balance sheet date:

(In thousands of U.S. Dollars)
2023	$94
2024	94
2025	95
2026	87
2027	86
Thereafter	1,082
Total	$1,538

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

As of December 31, 2022, the benefit obligation related to the Retirement Plan was $3.9 million (December 31, 2021 — $3.8 million) and is recorded on the Company’s Consolidated Balance Sheets within Accrued and Other Liabilities. As the Retirement Plan is fully vested, the benefit obligation is measured at the present value of the benefits expected to be paid in the future with the accretion of interest recognized in the Consolidated Statements of Operations within Retirement Benefits Non-Service Expense.

The Retirement Plan is funded by an investment in company-owned life insurance (“COLI”), which is recorded at its fair value on the Company’s Consolidated Balance Sheets within Prepaid Expenses. As of December 31, 2022, fair value of the COLI asset was $3.4 million (December 31, 2021 — $3.3 million). Gains and losses resulting from changes in the cash surrender value of the COLI asset are recognized in the Consolidated Statements of Operations within Realized and Unrealized Investment Gains (Losses).

25. Government Assistance

(a)
COVID-19 Relief

The Company has applied for and received financial support under COVID relief legislation that has been enacted in the countries in which it operates. For the year ended December 31, 2022, the Company recognized $0.4 million (2021 — $3.8 million; 2020 — $7.1 million) in benefits principally from the Hardest-Hit Businesses Recovery program, and recorded such amounts as reductions to Selling, General and Administrative Expenses ($0.3 million) and Costs and Expenses Applicable to Revenues ($0.1 million).

For the years ended December 31, 2021 and 2020, the Company recognized $3.8 million and $7.1 million, respectively, in benefits from various COVID-19 government relief programs, and recorded such amounts as reductions to Selling, General and Administrative Expenses ($2.9 million and $6.0 million, respectively), Costs and Expenses Applicable to Revenues ($0.9 million and $1.0 million, respectively) and Research and Development ($nil and $0.1 million, respectively). These benefits are principally under the Canada Emergency Wage Subsidy program (“CEWS” program), which expired in October 2021.

(b)
Federal Economic Development Loan

SSIMWAVE entered into a contribution agreement with the Federal Economic Development Agency for Southern Ontario (the “Federal Economic Development Loan” on May 29, 2019, under which SSIMWAVE may receive up to $4.2 million CAD ($3.1 million) by way of repayable contributions toward certain eligible projects costs. The contributions under the agreement cover 35% of the eligible and supported costs of SSIMWAVE between January 10, 2019 and December 31, 2022. The contributions are repayable over 60 months, with repayments estimated to begin in January 2024, with an annual interest rate of 0%. As of December 31, 2022, SSIMWAVE has received contributions of CAD$3.8 million ($2.8 million) from the Federal Economic Development Loan.

As of December 31, 2022, the Federal Economic Development Loan has a carrying value of $1.8 million, net of unaccreted interest benefit and is recorded within Convertible Notes and Other Borrowings, Net on the Company's Consolidated Balance Sheets.

26. Non-Controlling Interests

(a)
IMAX China Non-Controlling Interest

As of December 31, 2022, the Company indirectly owns 71.73% of IMAX China, whose shares trade on the Hong Kong Stock Exchange (December 31, 2021 — 71.11%). IMAX China remains a consolidated subsidiary of the Company. The balance of non-controlling interest in IMAX China as of December 31, 2022 is $65.7 million (December 31, 2021 — $73.5 million). The net income attributable to non-controlling interest of IMAX China for the year ended December 31, 2022 is $3.0 million (2021 — income of $12.8 million; 2020 — loss of $(8.6) million).

(b)
Other Non-Controlling Interests

The Company’s Original Film Fund was established in 2014 to co-finance a portfolio of 10 original large-format films. The initial investment in the Original Film Fund was committed by a third party in the amount of $25.0 million, with the possibility of contributing additional funds. The Company has contributed $9.0 million to the Original Film Fund since 2014, and has reached its maximum contribution. Through December 31, 2022, the Original Film Fund has invested $22.3 million toward the development of original films. The related production, financing and distribution agreement includes put and call rights relating to change of control of the rights, title and interest in the co-financed pictures.

(c)
Non-Controlling Interest in Temporary Equity

The following summarizes the movement of the non-controlling interest in temporary equity, in the Original Film Fund for the years ended December 31, 2022, 2021 and 2020:

(In thousands of U.S. Dollars)
Balance as of January 1, 2020	$5,908
Return of capital to non-controlling interests	(10)
Net loss	(5,139)
Balance as of December 31, 2020	759
Net loss	(1)
Balance as of December 31, 2021	758
Net loss	(36)
Balance as of December 31, 2022	$722

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

The Company’s management, with the participation of its CEO and its CFO, has evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of December 31, 2022 and has concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. The Company will continue to periodically evaluate its disclosure controls and procedures and will make modifications from time to time as deemed necessary to ensure that information is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting and has concluded that such internal control over financial reporting were effective as of December 31, 2022.

On September 22, 2022, the Company acquired SSIMWAVE and commenced consolidating the assets, liabilities, and results of operations of SSIMWAVE in its financial reporting. Management has excluded SSIMWAVE from its assessment of internal control over financial reporting as of December 31, 2022, because it was acquired by the Company in a purchase business combination during 2022. SSIMWAVE is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment of internal control over financial reporting represent approximately 3% and less than 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2022.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, as stated in their report, which appears in Part II, Item 8.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting which occurred during the three months ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

N/A.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by Item 10 is incorporated by reference from the information under the following captions in the Company’s Proxy Statement: “Item No. 1 – Election of Directors;” “Executive Officers;” “Delinquent Section 16(a) Reports;” “Code of Business Conduct and Ethics and Insider Trading Policy;” and “Corporate Governance.”

Item 11. Executive Compensation

The information required by Item 11 is incorporated by reference from the information under the following captions in the Company’s Proxy Statement: “Compensation Discussion and Analysis;” “Summary Compensation Table;” “Grants of Plan-Based Awards;” “Outstanding Equity Awards at Fiscal Year-End;” “Option Exercise and Stock Vested;” “Pension Benefits;” “Potential Payments upon Termination or Change-in-Control;” “Compensation of Directors;” and “Compensation Committee Interlocks and Insider Participation.”

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

(b) Exhibits

Exhibit No.	Description	Form	File No	Exhibit	Filing Date

3.1	Restated Articles of Incorporation of IMAX Corporation, dated July 30, 2013.	10-Q	001-35066	3.1	10/24/13

3.2	Second Amended and Restated By-Law No. 1 of IMAX Corporation, enacted on February 7, 2023.	8-K	001-35066	3.1	02/10/23

4.1	Registration Rights Agreement, dated as of February 9, 1999, by and among IMAX Corporation, Wasserstein Perella Partners, L.P., Wasserstein Perella Offshore Partners, L.P., WPPN Inc., the Michael J. Biondi Voting Trust, Bradley J. Wechsler and Richard L. Gelfond.	10-K	001-35066	4.3	2/21/13

4.2	Description of IMAX Corporation’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	001-35066	4.4	2/19/20

4.3	Indenture, dated as of March 19, 2021, between IMAX Corporation and U.S. Bank National Association.	10-Q	001-35066	4.1	4/29/21

4.4	Form of 0.500% Convertible Senior Notes due April 1, 2026 (included as Exhibit A to Exhibit 4.3)	10-Q	001-35066	4.2	4/29/21

+10.1	Stock Option Plan of IMAX Corporation, dated June 18, 2008.	10-K	001-35066	10.1	2/24/16

+10.2	IMAX Corporation Form of Restricted Stock Unit Award Agreement.	10-K	001-35066	10.4	2/19/20

+10.3	IMAX Corporation Second Amended and Restated Long-Term Incentive Plan, dated June 3, 2020.	8-K	001-35066	10.1	6/5/20

+10.4	Form of IMAX Corporation Second Amended and Restated Long-Term Incentive Plan Restricted Stock Unit Award Agreement.	10-Q	001-35066	10.11	4/29/21

+10.5	Form of IMAX Second Amended and Restated Long-Term Incentive Plan Performance Stock Unit Award Agreement.	10-Q	001-35066	10.12	4/29/21

+10.6	Form of IMAX Corporation Second Amended and Restated Long-Term Incentive Plan Restricted Stock Unit Award Agreement for Non-employee Directors.	10-Q	001-35066	10.2	7/27/21

+10.7	IMAX Corporation Supplemental Executive Retirement Plan, as amended and restated as of January 1, 2006.	10-K	001-35066	10.2	2/21/13

+10.17	Employment Agreement, dated July 1, 1998, between IMAX Corporation and Richard L. Gelfond.	10-K	001-35066	10.10	2/21/13

+10.18	Amended Employment Agreement, dated July 12, 2000, between IMAX Corporation and Richard L. Gelfond.	10-K	001-35066	10.11	2/21/13

+10.19	Amended Employment Agreement, dated March 8, 2006, between IMAX Corporation and Richard L. Gelfond.	10-K	001-35066	10.12	2/24/12

+10.20	Amended Employment Agreement, dated February 15, 2007, between IMAX Corporation and Richard L. Gelfond.	10-K	001-35066	10.13	2/24/12

+10.21	Amended Employment Agreement, dated December 31, 2007, between IMAX Corporation and Richard L. Gelfond.	10-K	001-35066	10.16	2/20/14

+10.22	Amended Employment Agreement, dated December 11, 2008, between IMAX Corporation and Richard L. Gelfond.	10-K	001-35066	10.17	2/19/15

+10.23	Amended Employment Agreement, dated December 20, 2010, between IMAX Corporation and Richard L. Gelfond.	10-K	001-35066	10.18	2/24/16

Exhibit No.	Description	Form	File No	Exhibit	Filing Date

+10.24	Amended Employment Agreement, dated December 12, 2011, between IMAX Corporation and Richard L. Gelfond.	10-K	001-35066	10.17	2/24/12

+10.25	Employment Agreement, dated January 1, 2014, between IMAX Corporation and Richard L. Gelfond.	10-Q	001-35066	10.12	10/23/14

+10.26	First Amending Agreement, dated December 9, 2015, between IMAX Corporation and Richard L. Gelfond.	10-K	001-35066	10.21	2/24/16

+10.27	Employment Agreement, dated November 8, 2016, between IMAX Corporation and Richard L. Gelfond.	10-K	001-35066	10.24	2/23/17

+10.28	Amendment to Employment Agreement, dated November 1, 2019, between IMAX Corporation and Richard L. Gelfond.	10-K	001-35066	10.26	2/19/20

+10.29	Second Amendment to Employment Agreement, dated as of September 19, 2022, between IMAX Corporation and Richard L. Gelfond.	10-K	001-35066	10.1	10/31/22

+10.30	Employment Agreement, dated December 18, 2017, between IMAX Corporation and Robert D. Lister.	10-K	001-35066	10.30	2/27/18

+10.31	First Amending Agreement, dated March 11, 2020, between IMAX Corporation and Robert D. Lister.	10-Q	001-35066	10.47	4/30/20

+10.32	Employment Agreement, dated October 10, 2018, between IMAX Corporation and Megan Colligan.	10-Q	001-35066	10.48	7/28/20

+10.33	Employment Memorandum, dated September 18, 2020, between IMAX Corporation and Mark Welton.	10-Q	001-35066	10.52	10/29/20

+10.34	Amendment to Employment Memorandum, dated October 13, 2021, between IMAX Corporation and Mark Welton.	10-K	001-35066	10.38	02/24/22

+10.35	Offer Letter, effective May 14, 2021, between IMAX Corporation and Joseph Sparacio.	10-Q	001-35066	10.1	07/27/21

+10.36	Employment Agreement, dated April 25, 2022, between IMAX Corporation and Natasha Fernandes.	10-Q	001-35066	10.1	07/29/22

*+10.37	Statement of Directors’ Compensation as of January 2023.

10.38	Form of Director Indemnification Agreement.	10-Q	001-35066	10.39	07/25/18

10.39	Sixth Amended and Restated Credit Agreement, dated March 25, 2022, by and between IMAX Corporation, the Guarantors referred to therein, the Lenders referred to therein, and Wells Fargo Bank, National Association, as Administrative Agent.	10-Q	001-35066	10.1	4/28/22

10.40	Base Call Option Confirmation, dated as of March 16, 2021 between IMAX Corporation and Wells Fargo Bank, National Association.	10-Q	001-35066	10.1	4/29/21

10.41	Base Call Option Confirmation, dated as of March 16, 2021 between IMAX Corporation and Mizuho Markets Americas LLC.	10-Q	001-35066	10.2	4/29/21

10.42	Base Call Option Confirmation, dated as of March 16, 2021 between IMAX Corporation and JPMorgan Chase Bank, National Association.	10-Q	001-35066	10.3	4/29/21

10.43	Base Call Option Confirmation, dated as of March 16, 2021 between IMAX Corporation and HSBC Bank USA, National Association.	10-Q	001-35066	10.4	4/29/21

10.44	Additional Call Option Confirmation, dated as of March 18, 2021 between IMAX Corporation and Wells Fargo Bank, National Association.	10-Q	001-35066	10.5	4/29/21

Exhibit No.	Description	Form	File No	Exhibit	Filing Date

10.45	Additional Call Option Confirmation, dated as of March 18, 2021 between IMAX Corporation and Mizuho Markets Americas LLC.	10-Q	001-35066	10.6	4/29/21

10.46	Additional Call Option Confirmation, dated as of March 18, 2021 between IMAX Corporation and JPMorgan Chase Bank, National Association.	10-Q	001-35066	10.7	4/29/21

10.47	Additional Call Option Confirmation, dated as of March 18, 2021 between IMAX Corporation and HSBC Bank USA, National Association.	10-Q	001-35066	10.8	4/29/21

*21.1	Subsidiaries of IMAX Corporation.

*23.1	Consent of PricewaterhouseCoopers LLP.

*24.1	Power of Attorney of certain directors.

*31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 22, 2023, by Richard L. Gelfond.

*31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 22, 2023, by Natasha Fernandes.

*32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 22, 2023, by Richard L. Gelfond.

*32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 22, 2023, by Natasha Fernandes.

*101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

*101.SCH	Inline XBRL Taxonomy Extension Schema Document

*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith

+ Management contract or compensatory plan, contract or arrangement

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAX CORPORATION

By	/s/ NATASHA FERNANDES
Natasha Fernandes
Chief Financial Officer

Date: February 22, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 22, 2023.

/s/ RICHARD L. GELFOND	/s/ NATASHA FERNANDES
Richard L. Gelfond Chief Executive Officer & Director (Principal Executive Officer)	Natasha Fernandes Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

*	*	*
Darren D. Troop Chairman of the Board & Director	Eric A. Demirian Director	Kevin Douglas Director

*	*	*
David W. Leebron Director	Michael MacMillan Director	Dana Settle Director

*
Steve Pamon Director

By	* /s/ NATASHA FERNANDES
Natasha Fernandes
(as attorney-in-fact)