Form 10-Q
period 2023-03-31
IMAX CORP
filed 2023-04-27
CIK 921582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of March 31, 2023
Common Shares, no par value	54,589,933

IMAX CORPORATION

IMAX CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

IMAX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. Dollars, except share amounts)

(Unaudited)

	March 31,	December 31,
	2023	2022
Assets
Cash and cash equivalents	$99,246	$97,401
Accounts receivable, net of allowance for credit losses	123,382	136,142
Financing receivables, net of allowance for credit losses	131,187	129,384
Variable consideration receivables, net of allowance for credit losses	47,380	44,024
Inventories	37,492	31,534
Prepaid expenses	14,296	12,343
Film assets, net of accumulated amortization	6,347	5,277
Property, plant and equipment, net of accumulated depreciation	248,279	252,896
Investment in equity securities	1,050	1,035
Other assets	15,480	15,665
Deferred income tax assets, net of valuation allowance	11,218	9,900
Goodwill	52,815	52,815
Other intangible assets, net of accumulated amortization	33,349	32,738
Total assets	$821,521	$821,154
Liabilities
Accounts payable	$25,783	$25,237
Accrued and other liabilities	113,729	117,286
Deferred revenue	73,550	70,940
Revolving credit facility borrowings, net of unamortized debt issuance costs	31,025	36,111
Convertible notes and other borrowings, net of unamortized discounts and debt issuance costs	227,549	226,912
Deferred income tax liabilities	16,046	14,900
Total liabilities	487,682	491,386
Commitments, contingencies and guarantees (see Note 7)
Non-controlling interests	731	722
Shareholders' equity
Capital stock common shares — no par value. Authorized — unlimited number.
54,589,933 issued and outstanding (December 31, 2022 — 54,148,614 issued and outstanding)	389,500	376,715
Other equity	170,871	185,678
Statutory surplus reserve	3,932	3,932
Accumulated deficit	(292,409)	(293,124)
Accumulated other comprehensive loss	(7,876)	(9,846)
Total shareholders' equity attributable to common shareholders	264,018	263,355
Non-controlling interests	69,090	65,691
Total shareholders' equity	333,108	329,046
Total liabilities and shareholders' equity	$821,521	$821,154

(See the accompanying notes, which are an integral part of these Condensed Consolidated Financial Statements.)

IMAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. Dollars, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Revenues
Technology sales	$17,822	$8,976
Image enhancement and maintenance services	47,127	36,094
Technology rentals	20,058	12,661
Finance income	1,939	2,305
	86,946	60,036
Costs and expenses applicable to revenues
Technology sales	7,232	5,985
Image enhancement and maintenance services	23,085	15,743
Technology rentals	6,578	6,537
	36,895	28,265
Gross margin	50,051	31,771
Selling, general and administrative expenses	34,148	30,181
Research and development	1,855	1,197
Amortization of intangible assets	1,074	1,196
Credit loss expense, net	220	7,229
Executive transition costs	1,353	—
Income (loss) from operations	11,401	(8,032)
Realized and unrealized investment gains	44	34
Retirement benefits non-service expense	(77)	(139)
Interest income	407	502
Interest expense	(1,767)	(1,705)
Income (loss) before taxes	10,008	(9,340)
Income tax expense	(4,885)	(2,610)
Net income (loss)	5,123	(11,950)
Less: net income attributable to non-controlling interests	(2,669)	(1,659)
Net income (loss) attributable to common shareholders	$2,454	$(13,609)

Net income (loss) per share attributable to common shareholders - basic and diluted:
Net income (loss) per share attributable to common shareholders — basic	$0.05	$(0.23)
Net income (loss) per share attributable to common shareholders — diluted	$0.04	$(0.23)
Weighted average shares outstanding — basic (in thousands)	54,064	58,574
Weighted average shares outstanding — diluted (in thousands)	54,991	58,574

(See the accompanying notes, which are an integral part of these Condensed Consolidated Financial Statements.)

IMAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands of U.S. Dollars)

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Net income (loss)	$5,123	$(11,950)
Other comprehensive income, before tax
Unrealized net gain from cash flow hedging instruments	134	315
Realized net loss from cash flow hedging instruments	339	29
Foreign currency translation adjustments	2,440	580
Defined benefit and postretirement benefit plans	(176)	46
Total other comprehensive income, before tax	2,737	970
Income tax expense related to other comprehensive income	(78)	(102)
Other comprehensive income, net of tax	2,659	868
Comprehensive income (loss)	7,782	(11,082)
Comprehensive income attributable to non-controlling interests	(3,358)	(1,826)
Comprehensive income (loss) attributable to common shareholders	$4,424	$(12,908)

(See the accompanying notes, which are an integral part of these Condensed Consolidated Financial Statements.)

IMAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. Dollars)

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Operating Activities
Net income (loss)	$5,123	$(11,950)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	13,320	12,741
Amortization of deferred financing costs	625	1,023
Credit loss expense, net	220	7,229
Write-downs	304	381
Deferred income tax benefit	(193)	(109)
Share-based and other non-cash compensation	5,135	6,189
Unrealized foreign currency exchange (gain) loss	(78)	58
Realized and unrealized investment gains	(44)	(34)
Changes in assets and liabilities:
Accounts receivable	12,374	(2,654)
Inventories	(5,946)	(534)
Film assets	(3,884)	(5,107)
Deferred revenue	2,606	(830)
Changes in other operating assets and liabilities	(8,344)	(10,186)
Net cash provided by (used in) operating activities	21,218	(3,783)
Investing Activities
Purchase of property, plant and equipment	(364)	(728)
Investment in equipment for joint revenue sharing arrangements	(2,157)	(4,587)
Interest in film classified as a financial instrument	—	(4,731)
Acquisition of other intangible assets	(1,760)	(551)
Net cash used in investing activities	(4,281)	(10,597)
Financing Activities
Revolving credit facility borrowings	25,717	—
Repayments of revolving credit facility borrowings	(31,180)	—
Credit facility amendment fees paid	—	(1,783)
Other borrowings	315	—
Repurchase of common shares	(3,656)	(6,272)
Repurchase of common shares, IMAX China	—	(1,844)
Taxes withheld and paid on employee stock awards vested	(6,233)	(3,136)
Net cash used in financing activities	(15,037)	(13,035)
Effects of exchange rate changes on cash	(55)	4
Increase (decrease) in cash and cash equivalents during period	1,845	(27,411)
Cash and cash equivalents, beginning of period	97,401	189,711
Cash and cash equivalents, end of period	$99,246	$162,300

(See the accompanying notes, which are an integral part of these Condensed Consolidated Financial Statements.)

IMAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In thousands of U.S. Dollars)

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Adjustments to capital stock:
Balance, beginning of period	$376,715	$409,979
Average carrying value of repurchased and retired common shares	109	(3,662)
Restricted share units vested, net of shares withheld for employee tax obligations	12,676	9,045
Balance, end of period	389,500	415,362
Adjustments to other equity:
Balance, beginning of period	185,678	174,620
Amortization of share-based payment expense - stock options	91	231
Amortization of share-based payment expense - restricted share units	3,314	4,350
Amortization of share-based payment expense - performance stock units	1,021	1,854
Restricted share units vested	(19,233)	(12,600)
Change in ownership interest related to IMAX China common share repurchases	—	(543)
Balance, end of period	170,871	167,912
Adjustments to statutory surplus reserve:
Balance, beginning of period	3,932	3,932
Balance, end of period	3,932	3,932
Adjustments to accumulated deficit:
Balance, beginning of period	(293,124)	(234,975)
Net income (loss) attributable to common shareholders	2,454	(13,609)
Common shares repurchased and retired	(1,739)	(2,610)
Balance, end of period	(292,409)	(251,194)
Adjustments to accumulated other comprehensive (loss) income:
Balance, beginning of period	(9,846)	2,527
Other comprehensive income, net of tax	1,970	701
Balance, end of period	(7,876)	3,228
Adjustments to non-controlling interests:
Balance, beginning of period	65,691	73,531
Net income attributable to non-controlling interests	2,660	1,656
Other comprehensive income, net of tax	689	167
Share-based compensation attributable to non-controlling interests	50	28
Change in ownership interest related to IMAX China common share repurchases	—	(1,301)
Balance, end of period	69,090	74,081
Total Shareholders' Equity	$333,108	$413,321

(See the accompanying notes, which are an integral part of these Condensed Consolidated Financial Statements.)

IMAX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands of U.S. Dollars, unless otherwise stated)

(Unaudited)

1. Basis of Presentation

Accounting Principles

IMAX Corporation, together with its consolidated subsidiaries (the “Company” or “IMAX”), prepares its financial statements in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. In the Company’s opinion, the unaudited Condensed Consolidated Financial Statements reflect all adjustments of a normal recurring nature that are necessary for a fair statement of the results for the interim periods presented. The Condensed Consolidated Balance Sheet at December 31, 2022 was derived from the Company’s audited annual Consolidated Financial Statements, but does not contain all of the footnote disclosures included in the annual financial statements. The interim results presented in the Company’s Condensed Consolidated Statements of Operations are not necessarily indicative of results for a full year.

These Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in the Company’s 2022 Annual Report on Form 10-K (the “2022 Form 10-K”), which should be consulted for a summary of the significant accounting policies utilized by the Company. The Condensed Consolidated Financial Statements are prepared following the same accounting policies disclosed in the 2022 Form 10-K.

As disclosed in Note 13 to the Condensed Consolidated Financial Statements, in the first quarter of 2023, the Company revised its reportable segments.

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

As of March 31, 2023 and December 31, 2022, total assets and liabilities of the Company’s consolidated VIEs are as follows:

	March 31,	December 31,
(In thousands of U.S. Dollars)	2023	2022
Total assets	$1,537	$1,523
Total liabilities	$248	$248

Estimates and Assumptions

In preparing the Company’s Condensed Consolidated Financial Statements, management makes judgments in applying various accounting policies. The areas of policy judgment are consistent with those reported in Note 3(b) of the Company’s audited Consolidated Financial Statements included in its 2022 Form 10-K. Management also considers that its determination of operating and reporting segments represents an area of judgment, and has made this conclusion on the basis of what comprises the discrete financial information produced, but not provided to or used by its Chief Operating Decision Maker (“CODM”) to carry out this function. In addition, management makes assumptions about the Company’s future operating results and cash flows in deriving critical accounting estimates used in preparing the Condensed Consolidated Financial Statements. The significant estimates made by management include, but are not limited to: (i) the allocation of the transaction price in an IMAX System arrangement to distinct performance obligations; (ii) the amount of variable consideration to be earned on sales of IMAX Systems based on projections of future box office performance; (iii) expected credit losses on accounts receivable, financing receivables, and variable consideration receivables; (iv) provisions for the write-down of excess and obsolete inventory; (v) the fair values of the reporting units used in assessing the recoverability of goodwill; (vi) the cash flow projections used in testing the recoverability of long-lived assets such as the system equipment supporting joint revenue sharing arrangements; (vii) the economic lives of the system equipment supporting joint revenue sharing arrangements; (viii) the useful lives of intangible assets; (ix) the ultimate revenue forecasts used to test the recoverability of film assets; (x) the discount rates used to determine the present value of financing receivables and lease liabilities, as well as to determine the fair values of the Company’s reporting units for the purpose of assessing the recoverability of goodwill; (xi) pension plan assumptions; (xii) estimates related to the fair value and projected vesting of share-based payment awards; (xiii) the valuation of deferred income tax assets; and (xiv) reserves related to uncertain tax positions.

2. Recently Issued Accounting Standards

Adoption of New Accounting Policies

In March 2022, the FASB issued ASU No. 2022-02, “2022-02: Financial Instruments — Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures” (“ASU 2022-02”). ASU 2022-02 amends and eliminates the accounting guidance for Troubled Debt Restructurings by creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty and requires for public business entities, to disclose current-period gross write offs by year of origination for financing receivables and net investments in leases. ASU 2022-02 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. The Company adopted ASU 2022-02 for the period ended March 31, 2023. The adoption of ASU 2022-02 did not have a material impact on the Company's Condensed Consolidated Financial Statements.

In September 2022, the FASB issued ASU No. 2022-04, “2022-04: Liabilities — Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations” (“ASU 2022-04”). ASU 2022-04 requires that a buyer in a supplier finance program disclose sufficient information about the program to allow a user of financial statements to understand the program's nature, activity during the period, changes from period to period, and potential magnitude. ASU 2022-04 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. The Company adopted ASU 2022-04 for the period ended March 31, 2023. The adoption of ASU 2022-04 did not have a material impact on the Company's Condensed Consolidated Financial Statements.

Recently Issued FASB Accounting Standard Codification Updates Not Yet Adopted

The Company considers the applicability and impact of all FASB ASUs that are recently issued, but not yet effective. ASUs that are not noted above were assessed and determined to be not applicable or not significant to the Company’s Condensed Consolidated Financial Statements for the period ended March 31, 2023.

3. Receivables

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

Commencing in March 2022, in response to numerous sanctions imposed by the United States, Canada and the European Union on companies transacting in Russia and Belarus resulting from ongoing conflict between Russia and Ukraine, the Company suspended its operations in Russia and Belarus. In the first quarter of 2022, the Company recorded provisions for potential credit losses against substantially all of its receivables in Russia due to uncertainties associated with the ongoing conflict and resulting sanctions. These receivables relate to existing sale agreements as the Company is not party to any joint revenue sharing arrangements in these countries. In addition, beginning in the first quarter of 2022, exhibitors in Russia, Ukraine, and Belarus were placed on nonaccrual status for maintenance revenue and finance income. As of March 31, 2023, all IMAX Systems in Ukraine have reopened. The Company continues to closely monitor the evolving impacts of this conflict (including the sanctions imposed by the United States, Canada and the European Union) and its effects on the global economy and the Company.

On September 7, 2022, Cineworld, the parent company of Regal, and certain of its subsidiaries and Regal CineMedia Holdings, LLC, filed petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the Southern District of Texas. The Company had an unsecured pre-petition claim of $11.4 million related to receivables from the entities included in the reorganization proceedings. On October 21, 2022, the Company was ratified by the bankruptcy court as a critical vendor of Cineworld, allowing the Company to collect pre-petition amounts owed to it by Cineworld, and requiring Cineworld to stay current on the Company’s post-petition receivables. On November 8, 2022, IMAX Corporation entered into a trade agreement with Cineworld (the “Trade Agreement”), pursuant to which Cineworld affirmed its pre-petition obligations to the Company and its post-petition obligations to the Company during the Chapter 11 proceedings, the amount of the receivables owed to the Company and agreed to a payment plan under which all amounts due will be settled over the period from November 9, 2022 to April 12, 2023. As of April 17, 2023, the Company had received all of the payments due from Cineworld in accordance with the terms of the Trade Agreement with respect to the pre-petition obligations. Based on its evaluation of its contracts with Cineworld, its assessment of the reorganization and its discussions with Cineworld to date, the Company has determined that no additional provision for expected credit losses is required. The Company also does not expect to see a material impact on its IMAX network with Cineworld resulting from this reorganization. There can, however, be no guarantees as to the ultimate outcome of a Chapter 11 proceeding.

Management’s judgments regarding expected credit losses are based on the facts available to management and involve estimates about the future. As a result, the Company’s judgments and associated estimates of credit losses may ultimately prove, with the benefit of hindsight, to be incorrect. The impacts of inflation, and rising interest rates may impact future credit losses. The Company will continue to monitor economic trends and conditions and portfolio performance and adjust its allowance for credit loss accordingly.

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

The following tables summarize the activity in the allowance for credit losses related to Accounts Receivable for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31, 2023
(In thousands of U.S. Dollars)	Theater Operators	Studios	Other	Total
Beginning balance	$11,144	$1,699	$1,276	$14,119
Current period (reversal) provision, net	(265)	3	21	(241)
Write-offs	(115)	—	—	(115)
Foreign exchange	60	5	—	65
Ending balance	$10,824	$1,707	$1,297	$13,828

	Three Months Ended March 31, 2022
(In thousands of U.S. Dollars)	Theater Operators	Studios	Other	Total
Beginning balance	$8,867	$1,994	$1,085	$11,946
Current period provision, net	1,981	3	273	2,257
Write-offs	—	—	—	—
Foreign exchange	(17)	(2)	—	(19)
Ending balance	$10,831	$1,995	$1,358	$14,184

For the three months ended March 31, 2023, the Company’s allowance for current expected credit losses related to Accounts Receivable decreased by $0.4 million.

For the three months ended March 31, 2022, the Company’s allowance for current expected credit losses related to Accounts Receivable increased by $2.2 million, principally due to reserves established against its receivables in Russia due to uncertainties associated with the ongoing Russia-Ukraine conflict, partially offset by the reversal of provisions associated with the COVID-19 pandemic.

Financing Receivables

Financing receivables are due from theater operators and consist of the Company’s net investment in sales-type leases and receivables associated with financed sales of IMAX Systems. As of March 31, 2023 and December 31, 2022, financing receivables consist of the following:

	March 31,	December 31,
(In thousands of U.S. Dollars)	2023	2022
Net investment in leases
Gross minimum payments due under sales-type leases	$32,097	$29,727
Unearned finance income	(557)	(619)
Present value of minimum payments due under sales-type leases	31,540	29,108
Allowance for credit losses	(778)	(776)
Net investment in leases	30,762	28,332
Financed sales receivables
Gross minimum payments due under financed sales	141,119	141,337
Unearned finance income	(29,161)	(29,340)
Present value of minimum payments due under financed sales	111,958	111,997
Allowance for credit losses	(11,533)	(10,945)
Net financed sales receivables	100,425	101,052
Total financing receivables	$131,187	$129,384

Net financed sales receivables due within one year	$33,721	$32,366
Net financed sales receivables due after one year	66,704	68,686
Total financed sales receivables	$100,425	$101,052

As of March 31, 2023 and December 31, 2022, the weighted-average remaining lease term and weighted-average interest rate associated with the Company’s sales-type lease arrangements and financed sale receivables, as applicable, are as follows:

	March 31,	December 31,
	2023	2022
Weighted-average remaining lease term (in years)
Sales-type lease arrangements	8.9	9.0
Weighted-average interest rate
Sales-type lease arrangements	8.25%	8.23%
Financed sales receivables	8.85%	8.79%

The tables below provide information on the Company’s net investment in leases by credit quality indicator as of March 31, 2023 and December 31, 2022. The amounts disclosed for each credit quality classification are determined on a customer-by-customer basis and include both billed and unbilled amounts.

(In thousands of U.S. Dollars)	By Origination Year
As of March 31, 2023	2023	2022	2021	2020	2019	Prior	Total
Net investment in leases:
Credit quality classification:
In good standing	$2,200	$4,141	$7,017	$2,544	$2,020	$1,020	$18,942
Credit Watch	—	—	—	—	—	—	—
Pre-approved transactions	—	—	3,112	1,179	5,423	2,483	12,197
Transactions suspended	—	—	—	—	—	401	401
Total net investment in leases	$2,200	$4,141	$10,129	$3,723	$7,443	$3,904	$31,540

(In thousands of U.S. Dollars)	By Origination Year
As of December 31, 2022	2022	2021	2020	2019	2018	Prior	Total
Net investment in leases:
Credit quality classification:
In good standing	$4,148	$6,969	$2,494	$1,977	$—	$1,016	$16,604
Credit Watch	—	—	—	—	—	—	—
Pre-approved transactions	—	3,089	1,162	5,401	2,451	—	12,103
Transactions suspended	—	—	—	—	—	401	401
Total net investment in leases	$4,148	$10,058	$3,656	$7,378	$2,451	$1,417	$29,108

The tables below provide information on the Company’s financed sale receivables by credit quality indicator as of March 31, 2023 and December 31, 2022. The amounts disclosed for each credit quality classification are determined on a customer-by-customer basis and include both billed and unbilled amounts.

(In thousands of U.S. Dollars)	By Origination Year
As of March 31, 2023	2023	2022	2021	2020	2019	Prior	Total
Financed sales receivables:
Credit quality classification:
In good standing	$2,163	$9,830	$8,617	$6,381	$8,149	$45,647	$80,787
Credit Watch	—	1	—	—	—	943	944
Pre-approved transactions	—	—	2,377	1,162	1,590	13,220	18,349
Transactions suspended	—	272	795	142	1,256	9,413	11,878
Total financed sales receivables	$2,163	$10,103	$11,789	$7,685	$10,995	$69,223	$111,958

(In thousands of U.S. Dollars)	By Origination Year
As of December 31, 2022	2022	2021	2020	2019	2018	Prior	Total
Financed sales receivables:
Credit quality classification:
In good standing	$10,252	$8,643	$6,280	$8,541	$9,854	$39,912	$83,482
Credit Watch	—	—	—	—	—	1,152	1,152
Pre-approved transactions	—	2,318	1,399	1,134	1,449	9,243	15,543
Transactions suspended	272	664	142	1,269	1,197	8,276	11,820
Total financed sales receivables	$10,524	$11,625	$7,821	$10,944	$12,500	$58,583	$111,997

The following tables provide an aging analysis for the Company’s net investment in leases and financed sale receivables as of March 31, 2023 and December 31, 2022:

	As of March 31, 2023
(In thousands of U.S. Dollars)	Accrued and Current	30-89 Days	90+ Days	Billed	Unbilled	Recorded Receivable	Allowance for Credit Losses	Net
Net investment in leases	$235	$433	$2,892	$3,560	$27,980	$31,540	$(778)	$30,762
Financed sales receivables	1,352	3,190	13,131	17,673	94,285	$111,958	(11,533)	100,425
Total	$1,587	$3,623	$16,023	$21,233	$122,265	$143,498	$(12,311)	$131,187

	As of December 31, 2022
(In thousands of U.S. Dollars)	Accrued and Current	30-89 Days	90+ Days	Billed	Unbilled	Recorded Receivable	Allowance for Credit Losses	Net
Net investment in leases	$237	$216	$2,593	$3,046	$26,062	$29,108	$(776)	$28,332
Financed sales receivables	2,269	1,307	12,793	16,369	95,628	111,997	(10,945)	101,052
Total	$2,506	$1,523	$15,386	$19,415	$121,690	$141,105	$(11,721)	$129,384

The following tables provide information about the Company’s net investment in leases and financed sale receivables with billed amounts past due for which it continues to accrue finance income as of March 31, 2023 and December 31, 2022. The amounts disclosed for each credit quality classification are determined on a customer-by-customer basis and include both billed and unbilled amounts.

	As of March 31, 2023
(In thousands of U.S. Dollars)	Accrued and Current	30-89 Days	90+ Days	Billed	Unbilled	Allowance for Credit Losses	Net
Net investment in leases	$220	$387	$2,892	$3,499	$18,286	$(228)	$21,557
Financed sales receivables	940	2,356	10,445	13,741	42,785	(1,460)	55,066
Total	$1,160	$2,743	$13,337	$17,240	$61,071	$(1,688)	$76,623

	As of December 31, 2022
(In thousands of U.S. Dollars)	Accrued and Current	30-89 Days	90+ Days	Billed	Unbilled	Allowance for Credit Losses	Net
Net investment in leases	$190	$181	$2,593	$2,964	$17,070	$(230)	$19,804
Financed sales receivables	1,550	1,115	10,814	13,479	43,172	(1,587)	55,064
Total	$1,740	$1,296	$13,407	$16,443	$60,242	$(1,817)	$74,868

The following table provides information about the Company’s net investment in leases and financed sale receivables that are on nonaccrual status as of March 31, 2023 and December 31, 2022:

	As of March 31, 2023			As of December 31, 2022
(In thousands of U.S. Dollars)	Recorded Receivable	Allowance for Credit Losses	Net	Recorded Receivable	Allowance for Credit Losses	Net
Net investment in leases	$401	$(401)	$—	$401	$(401)	$—
Net financed sales receivables	20,461	(7,599)	12,862	27,364	(9,589)	17,775
Total	$20,862	$(8,000)	$12,862	$27,765	$(9,990)	$17,775

For the three months ended March 31, 2023, the Company recognized less than $0.1 million (2022 — less than $0.1 million) in Finance Income related to the net investment in leases with billed amounts past due. For the three months ended March 31, 2023 and 2022, the Company did not recognize Finance Income related to the net investment in leases on nonaccrual status. For the three months ended March 31, 2023, the Company recognized $0.8 million (2022 — $0.7 million) in Finance Income related to the financed sale receivables with billed amounts past due. For the three months ended March 31, 2023, the Company recognized $0.1 million (2022 — $0.2 million) in Finance Income related to the financed sales receivables in nonaccrual status.

The following tables summarize the activity in the allowance for credit losses related to the Company’s net investment in leases and financed sale receivables for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31, 2023
	Net Investment	Financed
(In thousands of U.S. Dollars)	in Leases	Sales Receivables
Beginning balance	$776	$10,945
Current period (reversal) provision, net	(2)	549
Write-offs	—	—
Foreign exchange	4	39
Ending balance	$778	$11,533

	Three Months Ended March 31, 2022
	Net Investment	Net Financed
(In thousands of U.S. Dollars)	in Leases	Sales Receivables
Beginning balance	$798	$5,414
Current period (reversal) provision, net	(93)	5,708
Write-offs	—	—
Foreign exchange	1	13
Ending balance	$706	$11,135

For the three months ended March 31, 2022, the Company’s allowance for current expected credit losses related to its net investment in leases and financed sale receivables increased by $5.6 million, principally due to reserves established against its receivables in Russia due to uncertainties associated with the ongoing Russia-Ukraine conflict and resulting sanctions, partially offset by the reversal of provisions associated with the COVID-19 pandemic as the outlook for the theatrical exhibition industry in Domestic and Rest of World markets improved.

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

The following table summarizes the activity in the Allowance for Credit Losses related to Variable Consideration Receivables for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
(In thousands of U.S. Dollars)	Theater Operators	Theater Operators
Beginning balance	$610	$1,082
Current period reversal, net	(86)	(643)
Foreign exchange	2	—
Ending balance	$526	$439

For the three months ended March 31, 2023, the Company’s allowance for current expected credit losses related to Variable Consideration Receivables decreased by $0.1 million.

For the three months ended March 31, 2022, the Company’s allowance for current expected credit losses related to Variable Consideration Receivables decreased by $0.6 million. This decrease is principally due to the reversal of provisions associated with the COVID-19 pandemic as the outlook for the theatrical exhibition industry in Domestic and Rest of World markets improved.

4. Lease Arrangements

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

For the three months ended March 31, 2023 and 2022, the components of lease expense recorded within Selling, General and Administrative Expenses are as follows:

	Three Months Ended March 31,
(In thousands of U.S. Dollars)	2023	2022
Operating lease cost:
Amortization of operating lease assets	$151	$693
Interest on operating lease liabilities	724	215
Short-term and variable lease costs	204	160
Finance lease cost:
Amortization of finance lease assets	100	N/A
Interest on finance lease liabilities	14	N/A
Total lease cost	$1,193	$1,068

For the three months ended March 31, 2023 and 2022, supplemental cash and non-cash information related to leases is as follows:

	Three Months Ended March 31,
(In thousands of U.S. Dollars)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating leases	$971	$945
Finance leases	$—	N/A
Supplemental disclosure of noncash leasing activities:
Right-of-use assets obtained in exchange for operating lease obligations	$228	$217
Right-of-use assets obtained in exchange for finance lease obligations	$—	N/A

As of March 31, 2023 and December 31, 2022, supplemental balance sheet information related to leases is as follows:

		March 31,	December 31,
(In thousands of U.S. Dollars)		2023	2022
Assets	Balance Sheet Location
Operating lease right-of-use assets	Property, plant and equipment	$11,888	$12,341
Finance lease right-of-use assets	Property, plant and equipment	$1,776	$1,876
Liabilities	Balance Sheet Location
Operating lease liabilities	Accrued and other liabilities	$14,140	$14,461
Finance lease liabilities(1)	Accrued and other liabilities	$967	$1,011

(1)
Recorded net of a $0.9 million upfront payment made upon execution of the finance lease arrangement.

As of March 31, 2023 and December 31, 2022, the weighted-average remaining lease term and weighted-average interest rate associated with the Company’s leases are as follows:

	March 31,	December 31,
	2023	2022
Operating leases:
Weighted-average remaining lease term (years)	5.8	6.0
Weighted-average discount rate	5.91%	5.90%
Finance leases:
Weighted-average remaining lease term (years)	4.4	4.7
Weighted-average discount rate	6.00%	6.00%

As of March 31, 2023, the maturities of the Company’s operating and finance lease liabilities are as follows:

(In thousands of U.S. Dollars)	Operating Leases	Finance Leases
2023 (nine months remaining)	$2,699	$508
2024	3,049	508
2025	2,457	—
2026	2,069	—
2027	2,093	—
Thereafter	4,354	—
Total lease payments	$16,721	$1,016
Less: interest expense	(2,581)	(49)
Present value of lease liabilities	$14,140	$967
(b)
IMAX Corporation as a Lessor

The Company provides IMAX Systems to customers through long-term lease arrangements that for accounting purposes are classified as sales-type leases. Under these arrangements, in exchange for providing the IMAX System, the Company earns fixed upfront and ongoing consideration. Certain arrangements that are legal sales are also classified as sales-type leases as certain clauses within the arrangements limit transfer of title or provide the Company with conditional rights to the system. The customer’s rights under the Company’s sales-type lease arrangements are described in Note 3(o) of the Company’s audited Consolidated Financial Statements included in its 2022 Form 10-K. Under the Company’s sales-type lease arrangements, the customer has the ability and the right to operate the hardware components or direct others to operate them in a manner determined by the customer. The Company’s lease portfolio terms are typically non-cancellable for 10 years or longer with renewal provisions from inception. The Company’s sales-type lease arrangements do not contain a guarantee of residual value at the end of the lease term. The customer is required to pay for executory costs such as insurance and taxes and is required to pay the Company for maintenance and an extended warranty generally after the first year of the lease until the end of the lease term. The customer is responsible for obtaining insurance coverage for the IMAX System commencing on the date specified in the arrangement’s shipping terms and ending on the date the IMAX System is returned to the Company.

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

The following lease payments are expected to be received by the Company for its sales-type leases and joint revenue sharing arrangements in each of the next five years and thereafter following the March 31, 2023 balance sheet date:

	Sales-Type	Joint Revenue
(In thousands of U.S. Dollars)	Leases	Sharing Arrangements
2023 (nine months remaining)	$2,260	$130
2024	3,519	69
2025	3,248	27
2026	3,163	—
2027	3,018	—
Thereafter	16,889	—
Total	$32,097	$226

5. Inventories

As of March 31, 2023 and December 31, 2022, Inventories consist of the following:

	March 31,	December 31,
(In thousands of U.S. Dollars)	2023	2022
Raw materials	$29,554	$25,365
Work-in-process	2,220	2,034
Finished goods	5,718	4,135
	$37,492	$31,534

As of March 31, 2023, Inventories include finished goods of $5.3 million (December 31, 2022 — $3.5 million) for which title had passed to the customer, but the criteria for revenue recognition were not met as of the balance sheet date.

During the three months ended March 31, 2023 and 2022, the Company had recorded write-downs of less than $0.1 million in Costs and Expenses Applicable to Revenues ― Technology Sales.

6. Borrowings

(a)
Revolving Credit Facility Borrowings, Net

As of March 31, 2023 and December 31, 2022, Revolving Credit Facility Borrowings, Net includes the following:

	March 31,	December 31,
(In thousands of U.S. Dollars)	2023	2022
Wells Fargo Credit Facility borrowings	$20,000	$25,000
HSBC China Facility borrowings	12,165	12,496
Bank of China Facility borrowings	379	374
Unamortized debt issuance costs	(1,519)	(1,759)
Revolving Credit Facility Borrowings, net	$31,025	$36,111

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

The Credit Agreement has a revolving borrowing capacity of $300.0 million, and contains an uncommitted accordion feature allowing the Company to further increase its borrowing capacity by the greater of $140.0 million, for a total of $440.0 million, or by the Company’s EBITDA for the sum of the four most recently ended fiscal quarters, subject to certain conditions, depending on the mix of revolving loans and/or term loans under the incremental facility and subject to conditions set forth in the Credit Agreement.

The Credit Facility requires that the Company maintain a maximum Senior Secured Net Leverage Ratio (as defined in the Credit Agreement) of no greater than 3.25:1.00, on the last day of each Fiscal Quarter. The Senior Secured Net Leverage Ratio is the ratio of Total Debt (as defined in the Credit Agreement), secured by liens, net of unrestricted cash and cash equivalents held outside of the People's Republic of China (“the PRC”) to a maximum of $75.0 million, relative to Adjusted EBITDA per Credit Facility for the four prior quarters. The Senior Secured Net Leverage Ratio is calculated using Adjusted EBITDA per Credit Facility determined on a trailing twelve-month basis. The Company was in compliance with this requirement as of March 31, 2023 as the Senior Secured Net Leverage Ratio was 0.00:1.00.

Loans under the Credit Facility bear interest, at the Company’s option, at (i) Term Secure Overnight Financing Rate (“SOFR”), Eurocurrency Rate or Canadian Dollar Offered Rate (“CDOR”) plus a margin ranging from 1.00% to 1.75% per annum; or (ii) the U.S. base rate or the Canadian prime rate plus a margin ranging from 0.25% to 1.00% per annum, in each case depending on the Company’s total leverage ratio. In no event will Term SOFR, Eurocurrency Rate or CDOR Rate be less than 0.00% per annum.

As of March 31, 2023, borrowings under the Credit Facility were $20.0 million (December 31, 2022 — $25.0 million) and bear interest at Term SOFR, plus a margin of 1.75% per annum based on the Company’s total leverage ratio. The effective interest rate for the three months ended March 31, 2023 was 6.35%. There were no amounts drawn under the Credit Facility during the three months ended March 31, 2022.

The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit indebtedness, liens, asset sales, investments and restricted payments, in each case subject to negotiated exceptions and baskets. The Credit Agreement also contains customary representations, warranties and event of default provisions.

The Company incurred fees of approximately $2.5 million in connection with the March 25, 2022 amendment of the Credit Agreement, which are being amortized on a straight-line basis over the term of the Credit Agreement. In the first quarter of 2022, the Company expensed $0.4 million in unamortized deferred financing costs associated with lenders that are no longer parties to the Credit Agreement.

As of March 31, 2023 and December 31, 2022, the Company did not have any letters of credit or advance payment guarantees outstanding under the Credit Facility. As of March 31, 2023, the amount available for future borrowings under the Credit Facility was $280.0 million.

Foreign Exchange Facility

Within the Credit Facility, the Company is able to purchase foreign currency forward contracts and/or other swap arrangements. As of March 31, 2023, the net unrealized loss on the Company’s outstanding foreign currency forward contracts was $(0.2) million, representing the amount by which the notional value of these forward contracts exceeded their fair value (December 31, 2022 — net unrealized loss of $(0.6) million). As of March 31, 2023, the notional value of the Company’s outstanding foreign currency forward contracts was $34.4 million (December 31, 2022 — $24.7 million).

Bank of China Facility

In June 2022, IMAX (Shanghai) Multimedia Technology Co., Ltd. (“IMAX Shanghai”), one of the Company’s majority-owned subsidiaries in China, renewed its unsecured revolving facility with Bank of China for up to 200.0 million Chinese Renminbi (“RMB”) ($29.1 million), including RMB 10.0 million ($1.4 million) for letters of guarantee, to fund ongoing working capital requirements (the “Bank of China Facility”). The Bank of China Facility expires in September 2023.

As of March 31, 2023, RMB 2.6 million ($0.4 million) of borrowings were outstanding under the Bank of China Facility and outstanding letters of guarantee were RMB 3.0 million ($0.4 million). As of December 31, 2022, outstanding Bank of China Facility borrowings were RMB 2.6 million ($0.4 million) and outstanding letters of guarantee were RMB 2.8 million ($0.4 million).

As of March 31, 2023, the amount available for future borrowings under the Bank of China Facility was RMB 187.4 million ($27.3 million) and the amount available for letters of guarantee was RMB 7.0 million ($1.0 million). The amount available for future borrowings under the Bank of China Facility is not subject to a standby fee. The effective interest rate for the three months ended March 31, 2023 was 3.85% (2022 — 4.15%).

HSBC China Facility

In June 2022, IMAX Shanghai entered into an unsecured revolving facility for up to RMB 200.0 million ($29.1 million) with HSBC Bank (China) Company Limited, Shanghai Branch to fund ongoing working capital requirements (the “HSBC China Facility”). As of March 31, 2023, RMB 83.6 million ($12.2 million) of borrowings were outstanding under the HSBC China Facility. As of December 31, 2022, outstanding HSBC China Facility borrowings were RMB 87.0 million ($12.5 million). As of March 31, 2023, the amount available for future borrowings under the HSBC China Facility was RMB 116.4 million ($16.9 million). The effective interest rate for the three months ended March 31, 2023 was 3.88% (2022 — 3.91%).

NBC Facility

In October 2019, the Company entered into a $5.0 million facility with National Bank of Canada (the “NBC Facility”) fully insured by Export Development Canada for use solely in conjunction with the issuance of performance guarantees and letters of credit. The NBC Facility will expire on June 30, 2023, and is renewable on the same terms and conditions on an annual basis. The Company did not have any letters of credit or advance payment guarantees outstanding as of March 31, 2023 and December 31, 2022 under the NBC Facility.

(b)
Convertible Notes and Other Borrowings, Net

As of March 31, 2023 and December 31, 2022, Convertible Notes and Other Borrowings, Net includes the following:

	March 31,	December 31,
(In thousands of U.S. Dollars)	2023	2022
Convertible Notes	$230,000	$230,000
Unamortized discounts and debt issuance costs	(4,494)	(4,870)
Convertible Notes, net	225,506	225,130

Federal Economic Development Loan	3,128	2,812
Unaccreted interest benefit	(1,085)	(1,030)
Federal Economic Development Loan, net	2,043	1,782

Convertible Notes and Other Borrowings, net	$227,549	$226,912

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

The Capped Call Transactions meet all of the applicable criteria for equity classification in accordance with ASC 815-10-15-74(a), “Derivatives and Hedging—Embedded Derivatives—Certain Contracts Involving an Entity’s Own Equity,” and, as a result, the related $19.1 million cost was recorded as a reduction to Other Equity within Shareholders’ Equity on the Company’s Condensed Consolidated Statements of Shareholders' Equity and Condensed Consolidated Balance Sheets.

Federal Economic Development Loan

The Company's wholly-owned subsidiary, SSIMWAVE, entered into a contribution agreement with the Federal Economic Development Agency for Southern Ontario (the “Federal Economic Development Loan”) on May 29, 2019, under which SSIMWAVE received $4.2 million Canadian Dollars (“CAD”) ($3.1 million) by way of repayable contributions toward certain eligible projects costs. The contributions under the agreement cover 35% of the eligible and supported costs of SSIMWAVE between January 10, 2019 and December 31, 2022. The contributions are repayable over 60 months, with repayments estimated to begin in January 2024, with an annual interest rate of 0%.

The benefit of the interest free loan has been determined by calculating the present value of the payments using a market-based interest rate and comparing this to the proceeds received. The benefit is being recorded as the interest free benefit of government funding within Interest Income on the Condensed Consolidated Statements of Operations. The benefit, which was $0.1 million for the three months ended March 31, 2023, was recorded as the interest free benefit of government funding within Interest Income on the Condensed Consolidated Statements of Operations. The obligation is being accreted to its maturity amount, resulting in an interest expense of less than $0.1 million during the three months ended March 31, 2023 and is being recorded within Interest Expense on the Company’s Condensed Consolidated Statements of Operations.

As of March 31, 2023, the Federal Economic Development Loan has a carrying value of $2.0 million, net of unaccreted interest benefit and is recorded within Convertible Notes and Other Borrowings, Net on the Company’s Condensed Consolidated Balance Sheets.

7. Commitments, Contingencies and Guarantees

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

(i) In January 2004, the Company and IMAX Theatre Services Ltd., a subsidiary of the Company, commenced an arbitration seeking damages before the International Court of Arbitration of the International Chamber of Commerce (the “ICC”) with respect to the breach by Electronic Media Limited (“EML”) of its December 2000 agreement with the Company. In June 2004, the Company commenced a related arbitration before the ICC against EML’s affiliate, E-City Entertainment (I) PVT Limited (“E-City”). On March 27, 2008, the arbitration panel issued a final award in favor of the Company in the amount of $11.3 million, as well as an additional $2,512 each day in interest from October 1, 2007 until the date the award is paid. In July 2008, E-City commenced a proceeding in Mumbai, India seeking to prevent recognition of the ICC award in India. On March 10, 2017, the Supreme Court of India dismissed E-City’s petition. On March 29, 2017, the Company filed an Execution Application in the Bombay High Court seeking to enforce the ICC award against E-City and several related parties, which award the Company calculates to be $25.5 million, inclusive of interest, as of March 31, 2023. That matter is currently pending. The Company has also taken steps to enforce the ICC final award outside of India. In December 2011, the Ontario Superior Court of Justice issued an order recognizing the final award and requiring E-City to pay the Company $30,000 to cover the costs of the application, and in May 2012, the New York Supreme Court recognized the Canadian judgment and entered it as a New York judgment. The Company intends to continue pursuing its rights and seeking to enforce the award, although no assurances can be given with respect to the ultimate outcome.

(ii) In addition to the matters described above, the Company is currently involved in other legal proceedings or governmental inquiries which, in the opinion of the Company’s management, will not materially affect the Company’s financial position or future operating results, although no assurance can be given with respect to the ultimate outcome of any such proceedings.

(iii) In the normal course of business, the Company enters into agreements that may contain features that meet the definition of a guarantee. A guarantee is a contract (including an indemnity) that contingently requires the Company to make payments (either in cash, financial instruments, other assets, shares of its stock, or provision of services) to a third party based on (a) changes in an underlying interest rate, foreign exchange rate, equity or commodity instrument, index or other variable, that is related to an asset, a liability or an equity security of the counterparty, (b) failure of another party to perform under an obligating agreement or (c) failure of another third party to pay its indebtedness when due.

(c)
Financial Guarantees

Certain subsidiaries of the Company have provided significant financial guarantees to third parties under the Credit Agreement.

(d)
Product Warranties

The Company’s accrual for product warranties, which is recorded within Accrued and Other Liabilities in the Condensed Consolidated Balance Sheets, was $0.1 million and $nil as of March 31, 2023 and December 31, 2022, respectively.

(e)
Director and Officer Indemnifications

The Company’s by-laws contain an indemnification of its current directors and officers, former directors and officers, and persons who have acted at its request to be a director and/or officer of an entity in which the Company is a shareholder or creditor, to indemnify them, to the extent permitted by the Canada Business Corporations Act, against expenses (including legal fees), judgments, fines and any amounts actually and reasonably incurred by them in connection with any action, suit or proceeding in which the directors and/or officers are sued as a result of their service, if they acted honestly and in good faith with a view to the best interests of the Company. In addition, the Company has entered into indemnification agreements with each of its directors in order to effectuate the foregoing. The nature of the indemnification prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to counterparties. The Company has purchased directors’ and officers’ liability insurance. No amount has been accrued in the Company’s Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022, with respect to this indemnity.

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

8. Condensed Consolidated Statements of Operations – Supplemental Information

(a)
Selling Expenses

The following table summarizes the Company’s selling expenses, including sales commissions and marketing and other, which are recognized within Costs and Expenses Applicable to Revenues in the Condensed Consolidated Statements of Operations, for three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023		2022
(In thousands of U.S. Dollars)	Sales Commissions	Marketing and Other	Sales Commissions	Marketing and Other
Technology sales(1)	$200	$16	$—	$162
Image enhancement and maintenance services(2)	—	6,772	—	2,915
Technology rentals(3)	73	260	45	465
Total	$273	$7,048	$45	$3,542

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
(b)
Foreign Exchange

Included in Selling, General and Administrative Expenses for the three months ended March 31, 2023 is a foreign currency net loss of $(0.1) million, (2022 — foreign currency net loss of $(0.1) million) resulting from changes in exchange rates related to foreign currency denominated monetary assets and liabilities. (See Note 15(c) for additional information.)

(c)
Collaborative Arrangements

Joint Revenue Sharing Arrangements

The accounting policy for the Company’s joint revenue sharing arrangements is disclosed in Note 3(o) of the Company’s audited Consolidated Financial Statements in its 2022 Form 10-K.

Revenue attributable to transactions arising between the Company and its customers under joint revenue sharing arrangements are recorded within Revenues — Technology Sales (for hybrid joint revenue sharing arrangements) and Revenues — Technology Rentals (for traditional joint revenue sharing arrangements). For the three months ended March 31, 2023, such revenues totaled $20.1 million (2022 — $13.6 million).

IMAX Film Remastering and Distribution

In an IMAX film remastering and distribution (formerly known as “IMAX DMR”) arrangement, the Company receives a percentage of the box office receipts from a third party who owns the copyright to a film in exchange for converting the film into IMAX format and distributing it through the IMAX network. The fee earned by the Company in a typical IMAX film remastering and distribution arrangement averages approximately 12.5% of box office receipts (i.e. gross box office receipts less applicable sales taxes), except for within Greater China, where the Company receives a lower percentage of net box office receipts for certain Hollywood films. The accounting policy for the Company’s IMAX film remastering and distribution arrangements is disclosed in Note 3(o) of the Company’s audited Consolidated Financial Statements in its 2022 Form 10-K.

Revenue attributable to transactions arising between the Company and its customers under IMAX film remastering and distribution arrangements are included in Revenues – Image Enhancement and Maintenance Services. For the three months ended March 31, 2023, such revenues totaled $30.1 million (2022 — $19.6 million). (See Note 12(a) for a disaggregated presentation of the Company’s revenues.)

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

As of March 31, 2023, the Company is party to one co-produced film arrangement, which represents the VIE total assets balance of $1.5 million and liabilities balance of $0.2 million, and four other co-produced film arrangements, the terms of which are similar. The accounting policies relating to co-produced film arrangements are disclosed in Notes 3(a) and 3(o) of the Company’s 2022 Form 10-K.

For the three months ended March 31, 2023, an expense of $0.1 million (2022 — $0.1 million) attributable to transactions between the Company and other parties involved in the production of the films have been included in Costs and Expenses Applicable to Revenues ― Image Enhancement and Maintenance Services.

9. Condensed Consolidated Statements of Cash Flows – Supplemental Information

(a)
Changes in other operating assets and liabilities

	Three Months Ended
	March 31,
(In thousands of U.S. Dollars)	2023	2022
(Increase) decrease in:
Financing receivables	$(1,625)	$3,916
Prepaid expenses	(2,406)	(2,413)
Variable consideration receivables	(3,440)	829
Other assets	80	209
Increase (decrease) in:
Accounts payable	513	2,184
Accrued and other liabilities	(1,466)	(14,911)
	$(8,344)	$(10,186)
(b)
Depreciation and amortization

	Three Months Ended
	March 31,
(In thousands of U.S. Dollars)	2023	2022
Film assets	$3,452	$3,178
Property, plant and equipment:
Equipment supporting joint revenue sharing arrangements	5,772	5,548
Other property, plant and equipment(1)	2,287	2,028
Other intangible assets(2)	1,399	1,532
Other assets(3)	410	455
	$13,320	$12,741

(1)
Includes the amortization of laser projection systems, camera, and lens upgrades recorded in Research and Development on the Condensed Consolidated Statement of Operations of $0.1 million in the three months ended March 31, 2023 (2022 — $0.2 million).

(2)
Includes the amortization of licenses and intellectual property recorded in Research and Development on the Condensed Consolidated Statement of Operations of $0.3 million in the three months ended March 31, 2023 (2022 — $0.3 million).
(3)
Includes the amortization of lessee incentives provided by the Company to its customers under joint revenue sharing arrangements.

(c)
Write-downs

	Three Months Ended
	March 31,
(In thousands of U.S. Dollars)	2023	2022
Property, plant and equipment:
Equipment supporting joint revenue sharing arrangements(1)	$297	$202
Other property, plant and equipment	1	2
Inventories	6	12
Film assets	—	165
	$304	$381

(1)
In the three months ended March 31, 2023, the Company recorded charges of $0.3 million (2022 — $0.2 million) in Costs and Expenses Applicable to Revenues ― Technology Rentals mostly related to the write-down of leased xenon-based digital systems which were taken out of service in connection with customer upgrades to laser-based digital systems, as well as the closure of one IMAX System.
(d)
Significant non-cash investing activities

	Three Months Ended
	March 31,
(In thousands of U.S. Dollars)	2023	2022
Net (decrease) increase in accruals related to:
Investment in equipment supporting joint revenue sharing arrangements	$(764)	$1,133
Acquisition of other intangible assets	(22)	32
Purchases of property, plant and equipment	548	—
	$(238)	$1,165

10. Income Taxes

(a)
Income Tax Expense

For the three months ended March 31, 2023, the Company recorded income tax expense of $4.9 million (2022 — $2.6 million). For the three months ended March 31, 2023, the Company’s effective tax rate differs from the combined Canadian federal and provincial statutory income tax rate due to the following factors:

	Three Months Ended		Three Months Ended
	March 31, 2023		March 31, 2022
(In thousands of U.S. Dollars, except rates)	Amount	Rate	Amount	Rate
Income tax (expense) benefit at combined statutory rates	$(2,652)	26.5%	$2,475	26.5%
Adjustments resulting from:
Increase in valuation allowance	(1,610)	16.1%	(5,009)	(53.6%)
Shortfall tax benefits related to share-based compensation	(83)	0.8%	(129)	(1.4%)
Changes to tax reserves	(258)	2.6%	(160)	(1.7%)
Other	(282)	2.8%	213	2.3%
Income tax expense	$(4,885)	48.8%	$(2,610)	(27.9%)

As of March 31, 2023, the Company’s Condensed Consolidated Balance Sheets include deferred income tax assets of $11.2 million, net of a valuation allowance of $64.5 million (December 31, 2022 — $9.9 million, net of a valuation allowance of $62.9 million). For the three months ended March 31, 2023, the Company recorded an additional $1.6 million (2022 — $5.0 million) valuation allowance where management cannot determine that the tax benefits will be realizable based on available evidence. The increase in the valuation allowance recorded in the three months ended March 31, 2023 and 2022 is reflected within Income Tax Expense in the Company's Condensed Consolidated Statements of Operations. The valuation allowance is expected to reverse at the point in time when management determines it is more likely than not that the Company will incur sufficient tax liabilities to allow it to utilize the deferred tax assets against which the valuation allowance is recorded.

As of March 31, 2023, the Company's Condensed Consolidated Balance Sheets also include deferred tax liabilities of $16.0 million (December 31, 2022 — $14.9 million).

(b)
Income Tax Effect on Other Comprehensive Income

For the three months ended March 31, 2023 and 2022, the Income Tax Expense related to the components of Other Comprehensive Income (“OCI”) is as follows:

	Three Months Ended
	March 31,
(In thousands of U.S. Dollars)	2023	2022
Unrealized change in cash flow hedging instruments	$(35)	$(82)
Realized change in cash flow hedging instruments	(89)	(8)
Defined benefit and postretirement benefit plans	46	(12)
	$(78)	$(102)

11. Capital Stock and Reserves

(a)
Share-Based Compensation

For the three months ended March 31, 2023, share-based compensation expense totaled $5.1 million (2022 — $6.1 million) and is reflected in the following accounts in the Condensed Consolidated Statements of Operations:

	Three Months Ended
	March 31,
(In thousands of U.S. Dollars)	2023	2022
Costs and expenses applicable to revenues	$263	$239
Selling, general and administrative expenses	5,196	5,726
Research and development	99	87
Executive transition costs	(499)	—
	$5,059	$6,052

The following table summarizes the Company’s share-based compensation expense by each award type:

	Three Months Ended
	March 31,
(In thousands of U.S. Dollars)	2023	2022
Stock Options	$84	$207
Restricted Share Units	3,365	3,411
Performance Stock Units	924	1,729
IMAX China Stock Options	10	34
IMAX China Long Term Incentive Plan Restricted Share Units	541	497
IMAX China Long Term Incentive Plan Performance Stock Units	135	174
	$5,059	$6,052

For the three months ended March 31, 2023 and 2022, the Company did not record any expenses related to restricted share units granted to non-employees.

Stock Option Summary

The following table summarizes the activity under the Company’s Stock Option Plan (“SOP”) and the IMAX Corporation Second Amended and Restated Long-Term Incentive Plan (as may be amended, “IMAX LTIP”) for the three months ended March 31, 2023 and 2022:

	Number of Shares		Weighted Average Exercise Price Per Share
	2023	2022	2023	2022
Stock options outstanding, beginning of period	3,604,739	3,736,157	$26.36	$26.61
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	(144,366)	(126,569)	31.85	33.61
Cancelled	—	(2,197)	—	32.50
Stock options outstanding, end of period	3,460,373	3,607,391	26.13	26.36
Stock options exercisable, end of period	3,460,373	3,524,298	26.13	26.45

Stock options are no longer granted under the Company’s previously approved SOP.

IMAX LTIP Restricted Share Units (“RSU”) Summary

The following table summarizes the activity in respect of RSUs issued under the IMAX LTIP for the three months ended March 31, 2023 and 2022:

	Number of Awards		Weighted Average Grant Date Fair Value Per Share
	2023	2022	2023	2022
RSUs outstanding, beginning of period	1,252,044	1,457,883	$19.16	$19.16
Granted	811,529	636,427	17.73	19.64
Vested and settled	(677,611)	(648,527)	18.70	18.78
Forfeited	(19,509)	(1,328)	19.80	14.84
RSUs outstanding, end of period	1,366,453	1,444,455	18.53	19.54

IMAX LTIP Performance Stock Units (“PSU”) Summary

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

The fair value determined by the Monte Carlo Model is affected by the Company’s share price, as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, market conditions as of the grant date, the Company’s expected share price volatility over the term of the awards, and other relevant data. The compensation expense is fixed on the date of grant based on the fair value of the PSUs granted.

The amount and timing of compensation expense recognized for PSUs with EBITDA-based targets is dependent upon management’s assessment of the likelihood of achieving these targets. If, as a result of management’s assessment, it is projected that a greater number of PSUs will vest than previously anticipated, a life-to-date adjustment to increase compensation expense is recorded in the period that such determination is made. Conversely, if, as a result of management’s assessment, it is projected that a lower number of PSUs will vest than previously anticipated, a life-to-date adjustment to decrease compensation expense is recorded in the period that such determination is made. The expense recognized in the three months ended March 31, 2023 and 2022 includes adjustments reflecting management’s estimate of the number of PSUs with EBITDA-based targets expected to vest.

The following table summarizes the activity in respect of PSUs issued under the IMAX LTIP for the three months ended March 31, 2023 and 2022:

	Number of Awards		Weighted Average Grant Date Fair Value Per Share
	2023	2022	2023	2022
PSUs outstanding, beginning of period	931,716	613,405	$18.96	$18.21
Granted(1)	580,118	359,138	17.68	20.34
Forfeited	(208,648)	—	18.09	—
Vested and settled(1)	(368,602)	—	16.92	—
PSUs outstanding, end of period	934,584	972,543	19.16	19.00

(1)
For the three months ended March 31, 2023, the balance of shares granted includes 157,963 additional shares, at a weighted average grant date fair value per share of $16.92, as PSUs granted in 2020 with EBITDA-based targets vested at 175% on account of full achievement of the targets. This performance adjustment in the first quarter of 2023 reflects the Company's performance assessment of its first PSU awards.

As of March 31, 2023, the maximum number of shares of common stock that may be issued with respect to PSUs outstanding is 1,635,522, assuming full achievement of the EBITDA and TSR targets.

(b)
Issuer Purchases of Equity Securities

In 2022, the Company’s Board of Directors approved a 12-month extension to its share repurchase program through June 30, 2023 and an increase of $200.0 million in the share repurchase program. With the increase of $200.0 million, the Company’s total share repurchase authority is $400.0 million under the current share repurchase program. As of March 31, 2023, the Company has $191.8 million available under its approved repurchased program. The repurchases may be made either in the open market or through private transactions, including repurchases made pursuant a plan intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, subject to market conditions, applicable legal requirements, and other relevant factors. The Company has no obligation to repurchase shares and the share repurchase program may be suspended or discontinued by the Company at any time.

During the three months ended March 31, 2023, the Company repurchased 109,477 common shares, at an average price of $14.87 per share, for a total of $1.6 million, excluding commissions. The repurchases for the three months ended March 31, 2023 excludes repurchases of 140,000 shares with trade dates in December 2022, which were settled in January 2023 at an average price of $14.45 per share, for a total of $2.0 million, excluding commissions. During the three months ended March 31, 2022, the Company repurchased 380,652 common shares, at an average price of $16.45 per share, for a total of $6.3 million, excluding commissions. During the three months ended March 31, 2023 and 2022, there were no shares purchases in the administration of employee share based plans.

As of March 31, 2023 and December 31, 2022, the IMAX LTIP trustee did not hold any shares. Any shares held with the trustee are recorded at cost and are reported as a reduction against Capital Stock on the Company’s Condensed Consolidated Balance Sheets.

In 2022, IMAX China Holding, Inc. (“IMAX China”)’s shareholders granted its Board of Directors a general mandate authorizing the Board, subject to applicable laws, to repurchase shares of IMAX China not to exceed 10% of the total number of issued shares as of June 23, 2022 (34,063,480 shares). This program will be valid until the 2023 Annual General Meeting of IMAX China on June 6, 2023. The repurchases may be made in the open market or through other means permitted by applicable laws. IMAX China has no obligation to repurchase its shares and the share repurchase program may be suspended or discontinued by IMAX China at any time.

During the three months ended March 31, 2023, IMAX China did not repurchase any common shares. During the three months ended March 31, 2022, IMAX China repurchased 1,448,000 common shares, at an average price of HKD 9.89 per share, ($1.26 per share) for a total of HKD 14.3 million ($1.8 million). During the three months ended March 31, 2023 and 2022, there were no shares purchases in the administration of employee share based plans. The change in the non-controlling interest attributable to IMAX China as a result of common shares repurchased is recorded as a reduction to Non-Controlling Interests in the Condensed Consolidated Balance Sheets and the Condensed Consolidated Statements of Shareholders’ Equity. The difference between the consideration paid and the ownership interest obtained as a result of IMAX China share repurchases is recorded within Other Equity in the Condensed Consolidated Balance Sheets and the Condensed Consolidated Statements of Shareholders’ Equity.

(c)
Basic and Diluted Weighted Average Shares Outstanding

The following table reconciles the denominator of the basic and diluted weighted average share computations:

	Three Months Ended
	March 31,
	2023	2022
(In thousands)
Issued and outstanding, beginning of period	54,149	58,654
Weighted average number of shares repurchased, net	(85)	(80)
Weighted average number of shares outstanding - basic	54,064	58,574
Weighted average effect of potential common shares, if dilutive	927	—
Weighted average number of shares outstanding - diluted	54,991	58,574

For the three months ended March 31, 2023, the calculation of diluted weighted average shares outstanding excludes 4,260,382 shares (2022 — 6,348,736 shares) that are issuable upon the vesting or exercise of share-based compensation including: (i) 620,553 RSUs (2022 — 1,444,455 RSUs), (ii) 179,456 PSUs (2022 — 1,296,890 PSUs) and (iii) 3,460,373 stock options (2022 — 3,607,391 stock options), as the effect would be anti-dilutive.

The calculation of diluted weighted average shares outstanding for the three months ended March 31, 2023 and 2022 also excludes any shares potentially issuable upon the conversion of the Convertible Notes as the average market price of the Company’s common shares during the period of time they were outstanding was less than the conversion price of the Convertible Notes.

(d)
Statutory Surplus Reserve

Pursuant to the corporate law of the PRC, entities registered in the PRC are required to maintain certain statutory reserves, which are appropriated from after-tax profits (after offsetting accumulated losses from prior years), as reported in their respective statutory financial statements, before the declaration or payment of dividends to equity holders. All statutory reserves are created for specific purposes.

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

12. Revenue from Contracts with Customers

(a)
Disaggregated Information About Revenue

In the first quarter of 2023, the Company updated its reportable segments (see Note 13). Prior period comparatives have been revised to conform with the current period presentation. The following tables summarize the Company’s Revenues by reportable segment and revenue stream type for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31, 2023
(In thousands of U.S. Dollars)	Technology Sales	Image Enhancement and Maintenance Services	Technology Rentals	Finance Income	Total
Content Solutions Segment
Film Remastering and Distribution	$—	$30,073	$—	$—	$30,073
Other Content Solutions	—	2,028	—	—	2,028
	—	32,101	—	—	32,101
Technology Products and Services Segment
System Sales	16,119	—	—	—	16,119
System Rentals	—	—	20,058	—	20,058
Maintenance	—	13,551	—	—	13,551
Finance Income	—	—	—	1,939	1,939
	16,119	13,551	20,058	1,939	51,667
Sub-total for reportable segments	16,119	45,652	20,058	1,939	83,768
All Other	1,703	1,475	—	—	3,178
Total	$17,822	$47,127	$20,058	$1,939	$86,946

	Three Months Ended March 31, 2022
(In thousands of U.S. Dollars)	Technology Sales	Image Enhancement and Maintenance Services	Technology Rentals	Finance Income	Total
Content Solutions Segment
Film Remastering and Distribution	$—	$19,564	$—	$—	$19,564
Other Content Solutions	—	1,406	18	—	1,424
	—	20,970	18	—	20,988
Technology Products and Services Segment
System Sales	7,973	—	—	—	7,973
System Rentals	—	—	12,643	—	12,643
Maintenance	—	14,942	—	—	14,942
Finance Income	—	—	—	2,305	2,305
	7,973	14,942	12,643	2,305	37,863
Sub-total for reportable segments	7,973	35,912	12,661	2,305	58,851
All Other	1,003	182	—	—	1,185
Total	$8,976	$36,094	$12,661	$2,305	$60,036

For the three months ended March 31, 2023, revenues earned from Technology Sales includes variable consideration of $5.6 million (2022 — $0.4 million). Variable consideration revenues represent an estimate of the contingent fees that may become due if certain annual minimum box office receipt thresholds are exceeded and are recorded as revenue in the period when the sale is recognized and may be adjusted in future periods based on actual results and changes in estimates over the term of the system agreement.

For the three months ended March 31, 2023, revenues earned from leasing arrangements total $22.4 million (2022 — $13.6 million), including $20.1 million in Revenues ― Technology Rentals (2022 — $12.6 million), and $2.3 million in Revenues ― Technology Sales (2022 — $1.0 million).

(b)
Deferred Revenue

IMAX System sale and lease arrangements include a requirement for the Company to provide maintenance services over the life of the arrangement, some of which are subject to a consumer price index adjustment each year. In circumstances where customers prepay the entire term’s maintenance fee based on the original arrangement, additional payments are due to the Company for the years after its extended warranty and maintenance obligations expire. Payments, upon renewal each year, are either prepaid or made in arrears and can vary in frequency from monthly to annually. As of March 31, 2023, $22.2 million of consideration has been deferred in relation to outstanding maintenance services to be provided on existing maintenance contracts (December 31, 2022 — $21.0 million). Maintenance revenue is recognized evenly over the contract term which coincides with the period over which maintenance services are provided. In the event of customer default, any payments made by the customer may be retained by the Company.

In instances where the Company receives consideration prior to satisfying its performance obligations, the recognition of revenue is deferred. The majority of the deferred revenue balance relates to payments received by the Company for IMAX Systems where control of the system has not yet transferred to the customer. The deferred revenue balance related to an individual IMAX System increases as progress payments are made and is then derecognized when control of the system is transferred to the customer. Recognition dates are variable and depend on numerous factors, including some outside of the Company’s control.

13. Segment Reporting

The Company’s Chief Executive Officer (“CEO”) is its Chief Operating Decision Maker (“CODM”), as such term is defined under U.S. GAAP. The CODM assesses segment performance based on segment revenues and segment gross margins. Selling, general and administrative expenses, research and development costs, the amortization of intangible assets, provision for (reversal of) current expected credit losses, certain write-downs, interest income, interest expense, and income tax (expense) benefit are not allocated to the Company’s segments.

In the first quarter of 2023, the Company revised its internal segment reporting, including the information provided to the CODM to assess segment performance and allocate resources. Accordingly, the Company has two reportable segments: (i) Content Solutions, which principally includes content enhancement and distribution services, previously included within the IMAX DMR, Film Distribution and Film Post-Production segments, and (ii) Technology Products and Services, which principally includes the sale, lease, and maintenance of IMAX Systems, previously included within the JRSA, IMAX Systems, IMAX Maintenance, and Other Theater Business segments. The Company’s activities that do not meet the criteria to be considered a reportable segment are reported within All Other. Prior period comparatives have been revised to conform with the current period presentation.

The Company has the following reportable segments:

(i)
Content Solutions, which principally includes the digital remastering of films and other content into IMAX formats for distribution to the IMAX network. To a lesser extent, the Content Solutions segment also earns revenue from the distribution of large-format documentary films and exclusive experiences ranging from live performances to interactive events with leading artists and creators, as well as film post-production services.

(ii)
Technology Products and Services, which includes results from the sale or lease of IMAX Systems, as well as from the maintenance of IMAX Systems. To a lesser extent, the Technology Product and Services segment also earns revenue from certain ancillary theater business activities, including after-market sales of IMAX System parts and 3D glasses.

Transactions between segments are valued at exchange value. Inter-segment profits are eliminated upon consolidation, as well as for the disclosures below.

The following table presents the Company’s revenue and gross margin by reportable segment for the three months ended March 31, 2023 and 2022:

	Revenue(1)		Gross Margin
(In thousands of U.S. Dollars)	2023	2022	2023	2022
Content Solutions	$32,101	$20,988	$17,995	$12,625
Technology Products and Services	51,667	37,863	29,891	18,416
Sub-total for reportable segments	83,768	58,851	47,886	31,041
All Other(2)	3,178	1,185	2,165	730
Total	$86,946	$60,036	$50,051	$31,771

(1)
The Company’s largest customer represents 9% of total Revenues for the three months ended March 31, 2023 (2022 — 11%). No single customer comprises more than 10% of the Company’s total Accounts Receivable as of March 31, 2023 and December 31, 2022.
(2)
All Other includes the results from IMAX Enhanced, SSIMWAVE, and other ancillary activities.

Geographic Information

Revenue by geographic area is based on the location of the customer. Revenue related to IMAX film remastering and distribution is presented based upon the geographic location of the IMAX System that exhibits the remastered films. IMAX film remastering and distribution revenue is generated through contractual relationships with studios and other third parties and these may not be in the same geographical location as the IMAX System.

The following table summarizes the Company’s revenues by geographic area for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(In thousands of U.S. Dollars)	2023	2022
United States	$26,753	$19,067
Greater China	26,566	21,476
Asia (excluding China)	10,652	5,767
Western Europe	10,168	7,061
Canada	7,196	1,772
Latin America	1,603	1,886
Russia/the CIS & Ukraine(1)	135	1,010
Rest of the World	3,873	1,997
Total	$86,946	$60,036

(1)
In addition to Russia, the Company has IMAX Systems in the Commonwealth of Independent States (“CIS”) which are Azerbaijan, Belarus, Kazakhstan, and Kyrgyzstan. Commencing in March 2022, in response to the ongoing conflict between Russia and Ukraine and resulting sanctions, the Company suspended its operations in Russia and Belarus. As of March 31, 2023, the IMAX network includes 54 systems in Russia, eight systems in Ukraine, and one system in Belarus.

United States and Greater China each comprises greater than 10% of the Company’s total revenues for the three months ended March 31, 2023 and 2022.

14. Employee’s Pension and Postretirement Benefits

(a) Defined Benefit Plan

The Company has an unfunded defined benefit pension plan, the Supplemental Executive Retirement Plan (the “SERP”), covering its CEO, Richard L. Gelfond. Under the terms of the SERP, if Mr. Gelfond’s employment is terminated other than for cause (as defined in his employment agreement), he is entitled to receive SERP benefits in the form of a lump sum payment. SERP benefit payments to Mr. Gelfond are subject to a deferral for six months after the termination of his employment, at which time Mr. Gelfond will be entitled to receive interest on the deferred amount credited at the applicable federal rate for short-term obligations. Pursuant to an amendment to his employment agreement dated September 19, 2022, the term of Mr. Gelfond’s employment was extended through December 31, 2025, although Mr. Gelfond has not informed the Company that he intends to retire at that time. Under the terms of his employment agreement, as amended, the total benefit payable to Mr. Gelfond under the SERP is fixed at $20.3 million.

As of March 31, 2023, the Company's projected benefit obligation under the SERP is $17.5 million (December 31, 2022 — $17.3 million). For the three months ended March 31, 2023, the Company recorded interest costs of $0.2 million (2022 — less than $0.1 million) related to the SERP. The Company expects to recognize additional interest costs of $0.6 million related to the SERP during the remainder of 2023. No contributions are expected to be made to the SERP in 2023.

(b)
Defined Contribution Pension Plan

The Company also maintains defined contribution plans for its employees, including its executive officers. The Company makes contributions to these plans on behalf of employees in an amount up to 5% of their base salary subject to certain prescribed maximums. During the three months ended March 31, 2023, the Company contributed and recorded expense of $0.3 million (2022 — $0.3 million) to its Canadian defined contribution plan and $0.3 million (2022 — $0.3 million) to its defined contribution employee plan under Section 401(k) of the U.S. Internal Revenue Code.

(c)
Postretirement Benefits – Executives

The Company has an unfunded postretirement plan for Mr. Gelfond and Bradley J. Wechsler, former Chairman of the Company's Board of Directors (the “Executive Postretirement Benefit Plan”). The Executive Postretirement Benefit Plan provides that the Company will maintain health benefits for Messrs. Gelfond and Wechsler until they become eligible for Medicare and, thereafter, the Company will provide Medicare supplemental coverage as selected by Messrs. Gelfond and Wechsler. Mr. Wechsler retired from the Company’s Board of Directors on June 9, 2021. The Company maintained Mr. Wechsler’s health benefits through December 31, 2021, and thereafter is providing him with Medicare supplemental coverage or its cash equivalent.

As of March 31, 2023, the Company’s postretirement benefits obligation under this plan is $0.5 million (December 31, 2022 — $0.5 million). For the three months ended March 31, 2023, the Company has recorded an expense of less than $0.1 million (2022 — less than $0.1 million) related to this plan.

(d)
Postretirement Benefits – Canadian Employees

The Company has an unfunded postretirement plan for its Canadian employees meeting specific eligibility requirements. The Company will provide eligible participants, upon retirement, with health and welfare benefits. As of March 31, 2023, the Company’s postretirement benefits obligation under this plan is $0.9 million (December 31, 2022 — $1.0 million). For the three months ended March 31, 2023, the Company has recorded expense of less than $0.1 million (2022 — less than $0.1 million) related to this plan.

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

As of March 31, 2023, the benefit obligation related to the Retirement Plan was $3.9 million (December 31, 2022 — $3.9 million) and is recorded on the Company’s Condensed Consolidated Balance Sheets within Accrued and Other Liabilities. As the Retirement Plan is fully vested, the benefit obligation is measured at the present value of the benefits expected to be paid in the future with the accretion of interest recognized in the Condensed Consolidated Statements of Operations within Retirement Benefits Non-Service Expense.

The Retirement Plan is funded by an investment in company-owned life insurance (“COLI”), which is recorded at its fair value on the Company’s Condensed Consolidated Balance Sheets within Prepaid Expenses. As of March 31, 2023, fair value of the COLI asset was $3.4 million (December 31, 2022 — $3.4 million). Gains and losses resulting from changes in the cash surrender value of the COLI asset are recognized in the Condensed Consolidated Statements of Operations within Realized and Unrealized Investment Gains.

15. Financial Instruments

(a)
Financial Instruments

The Company maintains cash with various major financial institutions. The Company’s cash is invested with highly rated financial institutions. The Company’s $99.2 million balance of cash and cash equivalents as of March 31, 2023 (December 31, 2022 — $97.4 million) includes $83.6 million in cash held outside of Canada (December 31, 2022 — $79.7 million), of which $47.2 million was held in the PRC (December 31, 2022 — $43.7 million).

(b)
Fair Value Measurements

The carrying values of the Company’s Cash and Cash Equivalents, Accounts Receivable, Accounts Payable and Accrued Liabilities due within one year approximate their fair values due to the short-term maturity of these instruments. Including these instruments, the Company’s financial instruments consist of the following:

	As of March 31, 2023		As of December 31, 2022
(In thousands of U.S. Dollars)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Level 1
Cash and cash equivalents(1)	$99,246	$99,246	$97,401	$97,401
Equity securities(2)	1,050	1,050	1,035	1,035
Level 2
Net financed sales receivables(3)	$100,425	$96,801	$101,052	$100,059
Net investment in sales-type leases(3)	30,762	30,716	28,332	27,972
Equity securities(1)	1,000	1,000	1,000	1,000
COLI(4)	3,428	3,428	3,398	3,398
Foreign exchange contracts — designated forwards(2)	(176)	(176)	(649)	(649)
Wells Fargo Credit Facility borrowings(1)	(20,000)	(20,000)	(25,000)	(25,000)
HSBC China Facility borrowings(1)	(12,165)	(12,165)	(12,496)	(12,496)
Bank of China Facility borrowings(1)	(379)	(379)	(374)	(374)
Federal Economic Development Loan(3)	(2,043)	(2,043)	(1,782)	(1,782)
Convertible Notes(5)	(230,000)	(218,210)	(230,000)	(196,717)
Level 3
Interest in film classified as a financial instrument(6)	$—	$—	$—	$—

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

(6)
Recorded at amortized cost less impairment losses. Inputs used in the calculation of estimated fair value include management’s projection of future box office and ancillary receipts for the film net of distribution costs and other costs in accordance with the investment agreement. See 15(e) below.
(c)
Foreign Exchange Risk Management

The Company is exposed to market risk from changes in foreign currency rates.

A majority of the Company’s revenues is denominated in U.S. Dollars while a significant portion of its costs and expenses is denominated in Canadian Dollars. A portion of the Company’s net U.S. Dollar cash is converted to Canadian Dollars to fund Canadian Dollar expenses through the spot market. In China and Japan, the Company has ongoing operating expenses related to its operations in RMB and Japanese Yen, respectively. Net cash flows are converted to and from U.S. Dollars through the spot market. The Company also has cash receipts under leases denominated in RMB, Japanese Yen, Canadian Dollars and Euros which are converted to U.S. Dollars through the spot market. In addition, because IMAX films generate box office in 87 different countries, unfavorable exchange rates between applicable local currencies and the U.S. Dollar could have an impact on box-office receipts and the Company’s revenues and results of operations. The Company’s policy is to not use any financial instruments for trading or other speculative purposes.

The Company has entered into a series of foreign currency forward contracts to manage the risks associated with the volatility of foreign currencies. Certain of these foreign currency forward contracts met the criteria required for hedge accounting under the Derivatives and Hedging Topic of the FASB ASC at inception, and continue to meet hedge effectiveness tests as of March 31, 2023 (the “Foreign Currency Hedges”), with settlement dates throughout 2023 and 2024. Foreign currency derivatives are recognized and measured in the Condensed Consolidated Balance Sheets at fair value. Changes in the fair value (i.e., gains or losses) are recognized in the Condensed Consolidated Statements of Operations except for derivatives designated and qualifying as foreign currency cash flow hedging instruments. The Company currently has cash flow hedging instruments associated with Selling, General and Administrative Expenses. For foreign currency cash flow hedging instruments related to Selling, General and Administrative Expenses, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in Accumulated Other Comprehensive (Loss) Income (“AOCI”) and reclassified to the Condensed Consolidated Statements of Operations when the forecasted transaction occurs. Any ineffective portion is recognized immediately in the Condensed Consolidated Statements of Operations.

The notional value of foreign currency cash flow hedging instruments that qualify for hedge accounting as of March 31, 2023 was $34.4 million (December 31, 2022 — $24.7 million). The Company currently does not hold any derivatives which are not designated as hedging instruments.

The following tabular disclosures reflect the impact that derivative instruments and hedging activities have on the Company’s Condensed Consolidated Financial Statements:

Fair value of derivatives in foreign exchange contracts:

		March 31,	December 31,
(In thousands of U.S. Dollars)	Balance Sheet Location	2023	2022
Derivatives designated as hedging instruments:
Foreign exchange contracts — Forwards	Other assets	$193	$50
	Accrued and other liabilities	(369)	(699)
		$(176)	$(649)

Derivatives in foreign currency hedging relationships are as follows:

		Three Months Ended March 31,
(In thousands of U.S. Dollars)		2023	2022
Foreign exchange contracts	Derivative Gain
— Forwards	Recognized in OCI
	(Effective Portion)	$134	$315

	Location of Derivative Loss
	Reclassified from AOCI	Three Months Ended March 31,
(In thousands of U.S. Dollars)	(Effective Portion)	2023	2022
Foreign exchange contracts	Selling, general and
— Forwards	administrative expenses	$(339)	$(29)

The Company’s estimated net amount of the existing loss as of March 31, 2023 is $(0.2) million, which is expected to be reclassified to the Condensed Consolidated Statements of Operations within the next twelve months.

(d)
Investments in Equity Securities

The Company has an investment in the shares of an exchange traded fund which is classified as an equity investment. As of March 31, 2023, the value of the investment was $1.1 million (December 31, 2022 — $1.0 million) and is recorded within Investment in Equity Securities in the Condensed Consolidated Balance Sheets.

The Company held an investment in the preferred shares of enterprises which meets the criteria for classification as an equity security carried at historical cost, net of impairment charges. The carrying value of the equity security investment was $1.0 million as of March 31, 2023 (December 31, 2022 — $1.0 million) and is recorded within Other Assets in the Condensed Consolidated Balance Sheets.

(e)
Interest in Film

On January 10, 2022, IMAX (Shanghai) Culture and Technology Co., Ltd, a wholly-owned subsidiary of IMAX China, entered into a joint film investment agreement with Wanda Film (Horgos) Co. Ltd. to invest RMB 30.0 million ($4.7 million) in the movie Mozart from Space, which was released on July 15, 2022. Pursuant to the investment agreement, IMAX (Shanghai) Culture and Technology Co., Ltd. has the right to receive a share of the profits or losses of the film distribution. IMAX (Shanghai) Culture and Technology Co., Ltd.’s commitment is limited to its investment and has no further obligation if the actual movie production cost exceeds the original budget. The investment meets the criteria for classification as a financial asset. The investment is measured at amortized cost less impairment losses and is recorded within Other Assets in the Condensed Consolidated Balance Sheets.

During the second quarter of 2022, the Company recognized a full impairment of its RMB 30.0 million ($4.5 million) investment in Mozart from Space based on projected box office results and distribution costs.

16. Executive Transition Costs

On March 13, 2023, the Company and Megan Colligan, President, IMAX Entertainment and Executive Vice President of the Company agreed to conclude Ms. Colligan’s employment with the Company, effective April 30, 2023. Pursuant to the employment agreement between the Company and Ms. Colligan, dated as of October 10, 2018, and the letter agreement between the Company and Ms. Colligan, dated as of March 15, 2023, the Company recognized executive transition costs of $1.4 million associated with the departure of Ms. Colligan during the first quarter of 2023. The costs include severance of $1.6 million, transition services covering three months of $0.8 million, and the reversal of previously recognized share-based compensation costs of $1.0 million for PSU forfeitures.

17. Non-Controlling Interests

(a)
IMAX China Non-Controlling Interest

The Company indirectly owns 71.63% of IMAX China, whose shares trade on the Hong Kong Stock Exchange (December 31, 2022 — 71.73%). IMAX China remains a consolidated subsidiary of the Company. As of March 31, 2023, the balance of the Company’s non-controlling interest in IMAX China is $69.1 million (December 31, 2022 — $65.7 million). For the three months ended March 31, 2023, the net income attributable to the non-controlling interest in IMAX China was $2.7 million (2022 — $1.7 million).

(b)
Other Non-Controlling Interest

The Company’s Original Film Fund was established in 2014 to co-finance a portfolio of 10 original large-format films. The initial investment in the Original Film Fund was committed by a third party in the amount of $25.0 million, with the possibility of contributing additional funds. The Company has contributed $9.0 million to the Original Film Fund since 2014 and has reached its maximum contribution. As of March 31, 2023, the Original Film Fund has invested $22.3 million toward the development of original films. The related production, financing and distribution agreement includes put and call rights relating to change of control of the rights, title and interest in the co-financed pictures.

(c)
Non-Controlling Interest in Temporary Equity

The following table summarizes the movement of the non-controlling interest in temporary equity related to the Original Film Fund for the three months ended March 31, 2023 and 2022:

	March 31,
(In thousands of U.S. Dollars)	2023	2022
Beginning balance	$722	$758
Net income	9	3
Ending balance	$731	$761

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Presented below is Management’s Discussion and Analysis of Financial Condition and Results of Operations (or “MD&A”) for IMAX Corporation and its consolidated subsidiaries (“IMAX” or the “Company”) for the three months ended March 31, 2023 and 2022. In the first quarter of 2023, the Company revised its internal segment reporting, including the information provided to its Chief Operating Decision Maker (“CODM”) to assess segment performance and allocate resources, and, as a result, updated its reportable segments. Prior period comparatives in this MD&A have been revised to conform with the updated segment reporting presentation. MD&A should be read in conjunction with Note 13, “Segment Reporting,” in the accompanying Condensed Consolidated Financial Statements in Item 1.

As of March 31, 2023, the Company indirectly owns 71.63% of IMAX China Holding, Inc. (“IMAX China”), whose shares trade on the Hong Kong Stock Exchange. IMAX China is a consolidated subsidiary of the Company. For the three months ended March 31, 2023, net income attributable to IMAX China is $9.4 million, of which $6.7 million is attributable to the shareholders of the Company (2022 — $5.7 million and $4.0 million, respectively).

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

The Company makes available, free of charge, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments to such reports, as soon as reasonably practicable after such filings have been made with the SEC and Canadian securities regulators. Reports may be obtained free of charge through the SEC’s website at www.sec.gov or the SEDAR’s website at www.sedar.com and through the Company’s website at www.imax.com or by calling the Company’s Investor Relations Department at 212-821-0100. No information included on the Company’s website shall be deemed included or otherwise incorporated into this filing, except where expressly indicated.

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

The Company leverages its proprietary technology and engineering in all aspects of its business, which principally consists of the digital remastering of films and other content into the IMAX format for distribution across the IMAX network and the sale or lease of premium IMAX theater systems (“IMAX System(s)”).

IMAX Systems are based on proprietary and patented image, audio and other technology developed over the course of the Company’s history since its founding in 1967. The customers for IMAX Systems are principally theater exhibitors that operate commercial multiplex theaters, and, to a much lesser extent, museums, science centers and destination entertainment sites. The Company does not own the locations, except for one, in the IMAX network, and is not an exhibitor, but instead sells or leases the IMAX System to exhibitor customers along with a license to use its trademarks and ongoing maintenance services.

As of March 31, 2023, there were 1,711 IMAX Systems in 87 countries and territories, including 1,631 commercial multiplexes, 12 commercial destinations, and 68 institutional locations in the Company’s global network. This compares to 1,690 IMAX Systems in 87 countries and territories as of March 31, 2022, including 1,606 commercial multiplexes, 12 commercial destinations, and 72 institutional locations in the Company’s global network. (See the table under “IMAX Network and Backlog” for additional information on the composition of the IMAX network.)

The IMAX System provides the Company’s exhibitor customers with a combination of the following benefits:

•
the ability to exhibit content that has been enhanced through the IMAX film remastering (formerly known as “IMAX DMR”) process, which results in higher image and sound fidelity than conventional cinema experiences;
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
•
advanced sound system components, which deliver more expansive sound imagery and pinpointed origination of sound to every specific spot in a theater equipped with an IMAX System;
•
specialized theater acoustics, which result in a four-fold reduction in background noise;
•
ongoing maintenance and extended warranty services, and
•
a license to the globally recognized IMAX brand.

In addition, select movies shown in the IMAX network are filmed using proprietary IMAX film cameras or IMAX certified digital cameras, which offer filmmakers customized guidance and a workflow process to provide further enhanced and differentiated image quality and an IMAX-exclusive film aspect ratio that delivers up to 26% more image onto a standard IMAX movie screen. In select IMAX locations worldwide, movies filmed with IMAX cameras have an IMAX-exclusive 1.43 film aspect ratio, delivering up to 67% more image.

Together, these components create a more intense, immersive, and exciting experience than a traditional theater, enabling audiences in IMAX locations to feel as if they are a part of the on-screen action.

As a result of the engineering and scientific achievements that are a hallmark of The IMAX Experience®, the Company’s exhibitor customers typically charge a premium for films released in the IMAX network over films exhibited in their other auditoriums. The premium pricing, combined with the higher attendance levels associated with IMAX films, generates incremental box office for the Company’s exhibitor customers and for the movie studios releasing their films to the IMAX network. The incremental box office generated by films exhibited in the IMAX network has helped establish IMAX as a key premium distribution and marketing platform for Hollywood and foreign local language movie studios.

In addition, the Company continues to experiment in bringing new, innovative IMAX LiveTM events and experiences to audiences worldwide. The Company has a footprint of connected IMAX Systems capable of delivering live, interactive content with low latency and superior sight and sound. As of March 31, 2023, 258 systems in the IMAX network across North America, Europe and Asia were configured with connectivity to deliver live and interactive events.

As a premier global technology platform for entertainment and events, the Company strives to remain at the forefront of advancements in technology. The Company offers a suite of laser-based digital projection systems (“IMAX Laser Systems”), which deliver increased resolution, sharper and brighter images, deeper contrast, and the widest range of colors available to filmmakers today. The Company further believes that its suite of IMAX Laser Systems are helping facilitate the next major renewal and upgrade cycle for the global IMAX network.

In September 2022, the Company acquired SSIMWAVE Inc. (“SSIMWAVE”), a leader in AI-driven video quality solutions for media and entertainment companies. The acquisition of SSIMWAVE marks a significant expansion of the Company’s strategy to deliver the highest quality images on any screen, while also creating cost efficiencies to streaming companies, broadcasters and other companies that transmit visual data — to drive new, recurring revenue and grow its global leadership in entertainment technology.

Commencing in March 2022, in response to numerous sanctions imposed by the United States, Canada and the European Union on companies transacting in Russia and Belarus resulting from ongoing conflict between Russia and Ukraine, the Company suspended its operations in Russia and Belarus. As of March 31, 2023, the IMAX network includes 54 systems in Russia, eight systems in Ukraine, and one system in Belarus. In the first quarter of 2022, the Company recorded provisions for potential credit losses against substantially all of its receivables in Russia due to uncertainties associated with the ongoing conflict. These receivables relate to existing sale agreements as the Company is not party to any joint revenue sharing arrangements in these countries. In addition, exhibitors in Russia, Ukraine, and Belarus were placed on nonaccrual status for maintenance revenue and finance income beginning in the first quarter of 2022, which resulted in revenue deferred and not recognized of $0.6 million during the three months ended March 31, 2023. As of March 31, 2023, all IMAX Systems in Ukraine have reopened. The Company continues to closely monitor the evolving impacts of this conflict (including the sanctions imposed by the United States, Canada and the European Union) and its effects on the global economy and the Company. (See Note 3 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 and “Risk Factors - The Company conducts business internationally, which exposes it to uncertainties and risks that could negatively affect its operations, sales, and future growth prospects.” in Part I, Item 1A of the Company's 2022 Form 10-K.)

On September 7, 2022, Cineworld Group plc (“Cineworld”), the parent company of Regal, and certain of its subsidiaries and Regal CineMedia Holdings, LLC, filed petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the Southern District of Texas. The Company had an unsecured pre-petition claim of $11.4 million related to receivables from the entities included in the reorganization proceedings. On October 21, 2022, the Company was ratified by the bankruptcy court as a critical vendor of Cineworld, allowing the Company to collect pre-petition amounts owed to it by Cineworld, and requiring Cineworld to stay current on the Company’s post-petition receivables. On November 8, 2022, IMAX Corporation entered into a trade agreement with Cineworld (the “Trade Agreement”), pursuant to which Cineworld affirmed its pre-petition obligations to the Company and its post-petition obligations to the Company during the Chapter 11 proceedings, the amount of the receivables owed to the Company and agreed to a payment plan under which all amounts due will be settled over the period from November 9, 2022 to April 12, 2023. As of April 17, 2023, the Company had received all of the payments due from Cineworld in accordance with the terms of the Trade Agreement with respect to the pre-petition obligations. Based on its evaluation of its contracts with Cineworld, its assessment of the reorganization and its discussions with Cineworld to date, the Company has determined that no additional provision for expected credit losses is required. The Company also does not expect to see a material impact on its IMAX network with Cineworld resulting from this reorganization. There can, however, be no guarantees as to the ultimate outcome of a Chapter 11 proceeding.

The COVID-19 pandemic and the measures to prevent its spread have impacted and may continue to impact the Company’s business and the global economy. For additional discussion regarding the risks related to the COVID-19 pandemic on the Company’s business, see “Risk Factors – The Company experienced a significant decrease in its revenues, earnings and cash flows due to the COVID-19 pandemic and its business, financial condition and results of operations may continue to be significantly harmed in future reporting periods” in Part I, Item 1A of the Company’s 2022 Form 10-K.

SOURCES OF REVENUE

The historical results of operations for the three months ended March 31, 2023 and 2022 reflect the results of operations for two reportable segments: (i) Content Solutions, which principally includes content enhancement and distribution services, previously included within the IMAX DMR, Film Distribution and Film Post-Production segments, and (ii) Technology Products and Services, which principally includes the sale, lease, and maintenance of IMAX Systems, previously included within the JRSA, IMAX Systems, IMAX Maintenance, and Other Theater Business segments. The Company’s activities that do not meet the criteria to be considered a reportable segment will be reported within All Other. (See Note 13 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1).

Content Solutions

The Content Solutions segment earns revenue from the digital remastering of films and other content into IMAX formats for distribution across the IMAX network. To a lesser extent, the Content Solutions segment also earns revenue from the distribution of large-format documentary films and exclusive experiences ranging from live performance to interactive events with leading artists and creators, as well as the provision of film post-production services.

IMAX Film Remastering and Distribution

IMAX film remastering is a proprietary technology that digitally remasters films and other content into IMAX formats for distribution across the IMAX network. In a typical IMAX film remastering and distribution arrangement, the Company receives a percentage of the box office receipts from a movie studio in exchange for converting a commercial film into the IMAX format and distributing it through the IMAX network. The fee earned by the Company in a typical IMAX film remastering and distribution arrangement averages approximately 12.5% of box office receipts (i.e., GBO less applicable sales taxes), except for within Greater China, where the Company receives a lower percentage of net box office receipts for certain Hollywood films.

IMAX film remastering digitally enhances the image resolution of films for projection on IMAX screens while maintaining or enhancing the visual clarity and sound quality to levels for which The IMAX Experience is known. In addition, the original soundtrack of a film to be exhibited across the IMAX network is remastered for IMAX digital sound systems. Unlike the soundtracks played in conventional theaters, IMAX remastered soundtracks are uncompressed and full fidelity. IMAX sound systems use proprietary loudspeaker systems and proprietary surround sound configurations that ensure every theater seat is in an optimal listening position.

IMAX films also benefit from enhancements made by individual filmmakers exclusively for the IMAX release of the film. Collectively, the Company refers to these enhancements as “IMAX DNA.” Filmmakers and movie studios have sought IMAX-specific enhancements in recent years to generate interest in and excitement for their films. Such enhancements include shooting films with IMAX cameras to increase the audience’s immersion in the film and to take advantage of the unique dimensions of the IMAX screen by projecting the film in a larger aspect ratio that delivers up to 26% more image onto a standard IMAX movie screen. In select IMAX locations worldwide, movies filmed with IMAX cameras have an IMAX-exclusive 1.43 film aspect ratio, delivering up to 67% more image. The Company has a Filmed For IMAXTM program for select films under which filmmakers craft films from their inception in numerous ways to optimize The IMAX Experience. The program includes incremental and bespoke marketing support, which box office metrics demonstrate audiences respond extremely favorably to, and drives higher market share for IMAX.

Management believes that growth in international box office remains an important driver of growth for the Company. To support continued growth in international markets, the Company is focused on the expansion of the IMAX network and has sought to elevate its international film strategy, supplementing its slate of Hollywood films with appealing local language films released in select markets, including China, Japan, India, and South Korea. More recently, the Company has further diversified its strategy by distributing local language films in both native and foreign markets.

In the first quarter of 2023, the IMAX network generated over $80 million in box office from local language films, a record for the Company. Local language box office represented approximately 30% of the Company’s total box office in the quarter. This year’s quarter included the highest grossing Chinese New Year holiday and highest grossing local language title (Wandering Earth 2) in the Company’s history. The Company is also seeing its local language films increasingly generate significant IMAX box office in markets outside of those in which they are released, such as the Japanese film Suzume and the Indian film RRR.

The following table provides detailed information about the films that were released to the Company’s global network during the three months ended March 31, 2023 and 2022:

	For the Three Months Ended
	March 31,
	2023	2022
Hollywood film releases(1)	6	6
Local language film releases:
China	5	4
India	2	1
Japan	2	—
South Korea	1	1
France	—	1
Total local language film releases	10	7
Total film releases(2)	16	13

(1)
Includes one re-released film for the three months ended March 31, 2023 (2022 — nil).
(2)
For the three months ended March 31, 2023, the films released to the Company’s global network include two with IMAX DNA (2022 — three).

The films distributed through the Company’s global network during the three months ended March 31, 2023 include Avatar: The Way of Water, The Wandering Earth 2, Ant-Man and the Wasp: Quantumania, Creed III, John Wick: Chapter 4, and Suzume.

In addition to the 16 IMAX films released through the Company’s global network during the three months ended March 31, 2023, the Company has announced the following additional 30 titles to be released in 2023:

Scheduled
Title	Studio	Release Date(1)	IMAX DNA
The Super Mario Bros. Movie	Universal Pictures	April 2023	—
The Three Musketeers: D'Artagnan(2)	Pathé	April 2023	—
Beau is Afraid	A24	April 2023	—
Detective Conan: The Black Iron Submarine(2)	Toho Studios	April 2023	—
Ponniyin Selvan: II(2)	Lyca Productions	April 2023	—
Born to Fly(2)	Alibaba	April 2023	—
Godspeed(2)	Maoyan	April 2023	—
Flashover(2)	Lian Ray	April 2023	—
Guardians of the Galaxy Vol. 3	Walt Disney Studios	May 2023	Filmed For IMAX
Fast X	Universal Pictures	May 2023	—
The Little Mermaid	Walt Disney Studios	May 2023	—
Spider-Man: Across the Spider-Verse	Sony Pictures	June 2023	—
Transformers: Rise of the Beasts	Paramount Pictures	June 2023	—
The Flash	Warner Bros. Pictures	June 2023	—
Adipurush(2)	T-Series	June 2023	—
Indiana Jones and the Dial of Destiny	Walt Disney Studios	June 2023	—
Mission: Impossible - Dead Reckoning Part One	Paramount Pictures	July 2023	—
Oppenheimer	Universal Pictures	July 2023	Shot with IMAX Film Cameras
Smuggler(2)	Next Entertainment World	July 2023	—
Gran Turismo	Sony Pictures	August 2023	—
Blue Beetle	Warner Bros. Pictures	August 2023	Filmed For IMAX
The Equalizer 3	Sony Pictures	September 2023	—
The Nun 2	Warner Bros. Pictures	September 2023	—
A Haunting in Venice	Walt Disney Studios	September 2023	—
The Creator	Walt Disney Studios	September 2023	—
Kraven the Hunter	Sony Pictures	October 2023	—
Untitled Exorcist	Universal Pictures	October 2023	—
Dune: Part Two	Warner Bros. Pictures	November 2023	Filmed For IMAX
Wonka	Warner Bros. Pictures	December 2023	—
Aquaman and the Lost Kingdom	Warner Bros. Pictures	December 2023	Filmed For IMAX

(1)
The scheduled release dates in the table above are subject to change, may vary by territory, and may not reflect the date(s) of limited premiere events.
(2)
Local language film.

The Company remains in active negotiations with studios, both domestically and internationally, for additional films to fill out its short- and long-term film slate for the IMAX network.

Other Content Solutions

The Company distributes large-format documentary films, primarily to institutional theaters. The Company receives as its distribution fee either a fixed amount or a fixed percentage of the theater box office receipts and, following the recoupment of its costs, is typically entitled to receive an additional percentage of gross revenues as participation revenues.

In addition, the Company continues to experiment in bringing new, innovative IMAX LiveTM events and experiences to audiences worldwide. The Company has a footprint of connected IMAX Systems capable of delivering live, interactive content with low latency and superior sight and sound. As of March 31, 2023, 258 systems in the IMAX network across North America, Europe and Asia were configured with connectivity to deliver live and interactive events.

In the first quarter of 2023, the Company partnered with United Artists Releases for an IMAX premiere event consisting of red carpet interviews and behind the scenes footage, followed by a special advanced screening of Creed III, which was later released across the IMAX global network, taking 7% of total box office. Additionally, the Company partnered with A24 for an IMAX Live event in March 2023 for the 25th anniversary of Darren Aronofsky's debut film Pi, including a Q&A with members of the cast and crew live from Los Angeles followed by a screening of the restored film.

The Company provides film post-production services for large-format films, whether produced by IMAX or third parties, and digital post-production services. In addition, the Company also provides IMAX film and digital cameras to content creators under the IMAX certified camera program.

Technology Products and Services

The Technology Product and Services segment earns revenue principally from the sale or lease of IMAX Systems, as well as from the maintenance of IMAX Systems. To a lesser extent, the Technology Product and Services segment also earns revenue from certain ancillary theater business activities, including after-market sales of IMAX System parts and 3D glasses.

Sales and Sales-Type Lease Arrangements

The Company provides IMAX Systems to exhibitors through sale arrangements or long-term lease arrangements that for accounting purposes are classified as sales-type leases. Under these arrangements, in exchange for providing the IMAX System, the Company earns initial fees and ongoing consideration, which can include fixed annual minimum payments and contingent fees in excess of the minimum payments, as well as maintenance and extended warranty fees (see “IMAX Maintenance” below). The initial fees vary depending on the system configuration and location of the IMAX System. Initial fees are paid to the Company in installments between the time of signing the arrangement and the time of system installation, which is when the total of these fees, in addition to the present value of future annual minimum payments, are recognized as revenue. Finance income is recognized over the term of a financed sale or sales-type lease arrangement. In addition, in sale arrangements, an estimate of the contingent fees that may become due if certain annual minimum box office receipt thresholds are exceeded is recorded as revenue in the period when the sale is recognized and is adjusted in future periods based on actual results and changes in estimates. Such variable consideration is only recognized on sales transactions to the extent the Company believes there is not a risk of significant revenue reversal.

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

The revenue earned from customers under the Company’s IMAX System sale or sales-type lease agreements varies from quarter-to-quarter and year-to-year based on a number of factors, including the number and mix of IMAX System configurations sold or leased, the timing of installation of the IMAX Systems, the nature of the arrangement and other factors specific to individual contracts.

Joint Revenue Sharing Arrangements

The Company provides IMAX Systems to exhibitors through joint revenue sharing arrangements (“JRSA”). Under the traditional form of these arrangements, the Company provides the IMAX System under a long-term lease in which the Company assumes the majority of the equipment and installation costs. In exchange for its upfront investment, the Company, primarily, earns rent based on a percentage of contingent box office receipts rather than requiring the customer to pay a fixed upfront fee or annual minimum payments. Rental payments from the customer are required throughout the term of the arrangement and are due either monthly or quarterly. The Company retains title to the IMAX System equipment components throughout the lease term, and the equipment is returned to the Company at the conclusion of the arrangement.

Under certain other joint revenue sharing arrangements, known as hybrid arrangements, the customer is responsible for making fixed upfront payments prior to the delivery and installation of the IMAX System in an amount that is typically half of what the Company would receive from a typical sale transaction. As with a traditional joint revenue sharing arrangement, the customer also pays the Company a percentage of contingent box office receipts over the term of the arrangement, although this percentage is typically half that of a traditional joint revenue sharing arrangement. Hybrid joint revenue sharing arrangements take the form of a sales. The fixed upfront payment is recognized when the lease term commences and is recorded within Revenues – Technology Sales. The contingent rent is recognized as revenue over the lease term and are recorded within Revenues – Technology Rentals.

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

The revenue earned from customers under the Company’s joint revenue sharing arrangements can vary from quarter-to-quarter and year-to-year based on a number of factors that drive box office levels including film performance, the mix of IMAX System configurations, the timing of installation of IMAX Systems, the nature of the arrangement, the location, size and management of the theater and other factors specific to individual arrangements.

Joint revenue sharing arrangements also require IMAX to provide maintenance and extended warranty services to the customer over the term of the lease in exchange for a separate fixed annual fee. These fees are reported within IMAX Maintenance, as discussed below.

Joint revenue sharing arrangements have been an important factor in the expansion of the Company’s commercial theater network. Joint revenue sharing arrangements allow commercial theater exhibitors to install IMAX Systems without the significant initial capital investment required in a sale or sales-type lease arrangement. Joint revenue sharing arrangements drive recurring cash flows and earnings for the Company as customers under these arrangements pay the Company a portion of their ongoing box office receipts. The Company funds its investment in equipment for joint revenue sharing arrangements through cash flows from operations. As of March 31, 2023, the Company had 927 locations under joint revenue sharing arrangements in its global commercial multiplex network. The Company also had contracts in backlog for 298 systems under joint revenue sharing arrangements as of March 31, 2023, including 75 upgrades to existing locations and 223 new locations.

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

All Other

IMAX Enhanced

IMAX Enhanced is a solution, made in partnership with audio leader DTS (an Xperi subsidiary), to bring The IMAX Experience into the home. IMAX Enhanced provides end-to-end premium technology across streaming content and best-in-class entertainment devices, offering consumers high-fidelity playback of image and sound in the home and beyond, including the following features:

•
IMAX’s expanded aspect ratio, which is available on select titles and streaming platforms, including Disney+;
•
IMAX’s proprietary remastering technology, which produces more vivid, higher-fidelity 4K HDR images on premium televisions; and
•
IMAX Signature Sound, which is specially recreated and calibrated for the home by DTS to unlock more immersive audio.

For their products to be certified as IMAX Enhanced, leading consumer electronics manufacturers spanning 4K/8K televisions, projectors, A/V receivers, loudspeakers, soundbars, smartphones, personal computers, tablets, and more must meet a carefully prescribed set of audiovisual performance standards, set by a certification committee of IMAX and DTS engineers, along with some of Hollywood’s leading technical specialists.

At present, certified global device partners include Sony Electronics, Hisense, TCL, LG, Phillips, Hewlett Packard, Xiaomi, Sound United and Honor, among others. As of March 31, 2023, more than 250 IMAX Enhanced titles have been released across five of the biggest streaming platforms worldwide: Disney+, Sony Bravia CORE, Tencent Video, iQiyi and Rakuten TV. Over 10 million IMAX Enhanced certified devices are estimated to be in the market today.

In addition, the Company’s collaboration with Disney allows fans to stream 19 Disney titles in IMAX’s Expanded Aspect Ratio at home on Disney+, primarily including content created by Marvel Studios, a division of Walt Disney Studios. The launch of IMAX Enhanced on Disney+ provides strong brand exposure for IMAX by expanding the Company’s in-home entertainment footprint to Disney+ and the majority of its 160 million global subscribers. In 2023, IMAX Enhanced is expected to enable an elevated end-to-end experience on Disney+, with IMAX Signature Sound coming to subscribers with IMAX Enhanced certified devices.

IMAX Enhanced is part of the Company’s next evolutionary step to extend the IMAX brand and technology further into new use cases, including streaming entertainment and the consumer electronics market.

SSIMWAVE

In September 2022, the Company acquired SSIMWAVE, a leader in AI-driven video quality solutions for media and entertainment companies. Following the acquisition, SSIMWAVE became a wholly-owned subsidiary of the Company. SSIMWAVE provides perceptual quality measurement and optimization solutions based on artificial intelligence technologies for leading media and entertainment companies. The acquisition of SSIMWAVE marks a significant expansion of the Company’s strategy to deliver the highest quality video images on any screen—to drive new, recurring revenue and grow its global leadership in entertainment technology.

Other

All Other also includes revenues from one owned and operated IMAX theater in Sacramento, California; a commercial arrangement with one theater resulting in the sharing of profits and losses; the provision of management services to three other theaters; renting the Company’s proprietary 2D and 3D large-format film; and also offering production advice and technical assistance to both documentary and Hollywood filmmakers.

IMAX NETWORK AND BACKLOG

IMAX Network

The following table provides detailed information about the IMAX network by type and geographic location as of March 31, 2023 and 2022:

	March 31, 2023				March 31, 2022
	Commercial Multiplex	Commercial Destination	Institutional	Total	Commercial Multiplex	Commercial Destination	Institutional	Total
United States	361	4	25	390	362	4	27	393
Canada	40	1	7	48	40	1	7	48
Greater China(1)	777	—	16	793	776	—	15	791
Asia (excluding Greater China)	140	2	2	144	122	2	2	126
Western Europe	118	4	8	130	115	4	8	127
Russia/the CIS & Ukraine(2)	69	—	—	69	70	—	—	70
Latin America(3)	54	1	8	63	53	1	11	65
Rest of the World	72	—	2	74	68	—	2	70
Total(4)	1,631	12	68	1,711	1,606	12	72	1,690

(1)
Greater China includes China, Hong Kong, Taiwan, and Macau.

(2)
In addition to Russia, the Company has IMAX Systems in the Commonwealth of Independent States (“CIS”) which are Azerbaijan, Belarus, Kazakhstan, and Kyrgyzstan. Commencing in March 2022, in response to the ongoing conflict between Russia and Ukraine and resulting sanctions, the Company suspended its operations in Russia and Belarus. As of March 31, 2023, the IMAX network includes 54 systems in Russia, eight systems in Ukraine, and one system in Belarus.
(3)
Latin America includes South America, Central America and Mexico.
(4)
Period-to-period changes in the table above are reported net of the effect of permanently closed locations.

The Company currently believes that over time its commercial multiplex network could grow to over 3,300 IMAX Systems worldwide from the 1,631 as of March 31, 2023. The Company believes that the majority of its future growth will come from international markets. As of March 31, 2023, 75% of IMAX Systems in the global commercial multiplex network were located within international markets (defined as all countries other than the United States and Canada). Revenues and GBO derived from international markets continue to exceed revenues and GBO from the United States and Canada. Risks associated with the Company’s international business, including Russia, are outlined in “Risk Factors – The Company conducts business internationally, which exposes it to uncertainties and risks that could negatively affect its operations, sales and future growth prospects” in Part I, Item 1A of the Company's 2022 Form 10-K.

In the three months ended March 31, 2023 the Company’s revenue generated from its Greater China operations represents 31% of consolidated revenue. As of March 31, 2023, the Company had 793 IMAX Systems operating in Greater China with an additional 200 systems in backlog. The Company’s backlog in Greater China represents 43% of its total current backlog, including upgrades in system type. The Company has a partnership in China with Wanda Film (“Wanda”). As of March 31, 2023, through the Company’s partnership with Wanda, there were 375 IMAX Systems operational in Greater China of which 361 are under the parties’ joint revenue sharing arrangements.

In the first quarter of 2023, the IMAX network generated over $80 million in box office from local language films, a record for the Company. Local language box office represented approximately 30% of the Company’s total box office in the quarter. This year’s quarter included the highest grossing Chinese New Year holiday and highest grossing local language title (Wandering Earth 2) in the Company’s history. The Company is also seeing its local language films increasingly generate significant IMAX box office in markets outside of those in which they are released, such as the Japanese film Suzume and the Indian film RRR.

(See “Risk Factors – The Company faces risks in connection with its significant presence in China and the continued expansion of its business there,” “Risk Factors – General political, social and economic conditions can affect the Company’s business by reducing both revenues generated from existing IMAX Systems and the demand for new IMAX Systems,” and “Risk Factors – The Company may not convert all of its backlog into revenue and cash flows” in Part I, Item 1A of the Company’s 2022 Form 10-K.)

The following tables provide detailed information about the Company’s global commercial multiplex network by arrangement type and geographic location as of March 31, 2023 and 2022:

	March 31, 2023
	Commercial Multiplex Locations in IMAX Network
	Traditional JRSA	Hybrid JRSA	Sale / Sales- type Lease	Total
Domestic Total (United States & Canada)	274	6	121	401
International:
Greater China	401	110	266	777
Asia (excluding Greater China)	37	5	98	140
Western Europe	47	28	43	118
Russia/the CIS & Ukraine(1)	—	—	69	69
Latin America	2	—	52	54
Rest of the World	17	—	55	72
International Total	504	143	583	1,230
Worldwide Total(2)	778	149	704	1,631

	March 31, 2022
	Commercial Multiplex Locations in IMAX Network
	Traditional JRSA	Hybrid JRSA	Sale / Sales- type Lease	Total
Domestic Total (United States & Canada)	273	6	123	402
International:
Greater China	397	112	267	776
Asia (excluding Greater China)	33	2	87	122
Western Europe	46	28	41	115
Russia/the CIS & Ukraine(1)	—	—	70	70
Latin America	2	—	51	53
Rest of the World	16	—	52	68
International Total	494	142	568	1,204
Worldwide Total(2)	767	148	691	1,606

(1)
In addition to Russia, the Company has IMAX Systems in the Commonwealth of Independent States (“CIS”) which are Azerbaijan, Belarus, Kazakhstan, and Kyrgyzstan. Commencing in March 2022, in response to the ongoing conflict between Russia and Ukraine and resulting sanctions, the Company suspended its operations in Russia and Belarus. As of March 31, 2023, the IMAX network includes 54 systems in Russia, eight systems in Ukraine, and one system in Belarus.
(2)
Period-to-period changes in the tables above are reported net of the effect of permanently closed systems.

Backlog

The following table provides detailed information about the Company’s backlog as of March 31, 2023 and 2022:

	March 31, 2023				March 31, 2022
	Number of				Number of
	Systems		Dollar Value		Systems		Dollar Value
(In thousands of U.S. Dollars, except number of systems)	New	Upgrade	New	Upgrade	New	Upgrade	New	Upgrade
Sale and sales-type lease arrangements	157	13	$173,374	$14,293	159	12	$182,246	$11,252
Hybrid JRSA	114	4	84,354	3,235	125	6	91,001	4,785
Traditional JRSA(1)(2)	109	71	200	2,900	99	86	200	4,500
	380	88	$257,928	$20,428	383	104	$273,447	$20,537

(1)
Includes 38 IMAX Systems (2022 — 43) where certain of the Company's contracts contain options for the customer to elect to upgrade system type or to alter the contract structure (for example, from a joint revenue sharing arrangement to a sale) after signing, but before installation. Current backlog information reflects all known elections.

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

As of March 31, 2023, the Company’s backlog includes 14 systems in Russia, one system in Ukraine, and five systems in Belarus with a total fixed contracted value of $22.9 million.

The backlog reflects the minimum number of commitments for IMAX Systems under signed contracts. The dollar value fluctuates depending on the number of new arrangements signed from year-to-year, which adds to backlog and the installation and acceptance of IMAX Systems and the settlement of contracts, both of which reduce backlog. The dollar value of backlog typically represents the fixed contracted revenue under signed IMAX System sale and lease agreements that the Company expects to recognize as revenue upon installation and acceptance of the associated system, as well as an estimate of variable consideration in sales arrangements. The value of backlog does not include amounts allocated to maintenance and extended warranty revenues or revenue from systems in which the Company has an equity interest, operating leases, and long-term conditional theater commitments. The Company believes that the contractual obligations for IMAX System installations that are listed in backlog are valid and binding commitments.

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

The following tables provide detailed information about the Company’s backlog by arrangement type and geographic location as of March 31, 2023 and 2022:

	March 31, 2023
	IMAX System Backlog
	Traditional JRSA	Hybrid JRSA	Sale / Sales- type Lease	Total
Domestic Total (United States & Canada)	100	2	9	111
International:
Greater China	42	92	66	200
Asia (excluding Greater China)	13	13	33	59
Western Europe	19	10	6	35
Russia/the CIS & Ukraine(1)	—	—	22	22
Latin America	3	—	2	5
Rest of the World	3	1	32	36
International Total	80	116	161	357
Worldwide Total	180	118	170	468	(2)

	March 31, 2022
	IMAX System Backlog
	Traditional JRSA	Hybrid JRSA	Sale / Sales- type Lease	Total
Domestic Total (United States & Canada)	124	2	8	134
International:
Greater China	41	99	68	208
Asia (excluding Greater China)	3	16	35	54
Western Europe	11	12	5	28
Russia/the CIS & Ukraine(1)	—	—	23	23
Latin America	3	—	6	9
Rest of the World	3	2	26	31
International Total	61	129	163	353
Worldwide Total	185	131	171	487	(3)

(1)
In addition to Russia, the Company has IMAX Systems in backlog in the Commonwealth of Independent States (“CIS”) which are Belarus, Kazakhstan, and Uzbekistan. Commencing in March 2022, in response to the ongoing conflict between Russia and Ukraine and resulting sanctions, the Company suspended its operations in Russia and Belarus. As of March 31, 2023, the Company's backlog includes 14 systems in Russia, one system in Ukraine, and five systems in Belarus with a total fixed contracted value of $22.9 million.
(2)
Includes 309 IMAX Laser Systems (221 new and 88 upgrades of existing locations).
(3)
Includes 284 IMAX Laser Systems (180 new and 104 upgrades of existing locations).

Approximately 34% of IMAX System arrangements in backlog as of March 31, 2023 are scheduled to be installed in international markets excluding Greater China (2022 — 30%).

Signings and Installations

The following tables provide detailed information about IMAX System signings and installations for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended
	March 31,
	2023	2022
System Signings:
New IMAX Systems
Sale and sales-type lease arrangements	14	4
Hybrid JRSA	—	1
Traditional JRSA	13	2
Total new IMAX Systems	27	7
Upgrades of IMAX Systems	1	—
Total IMAX System signings	28	7

	For the Three Months Ended
	March 31,
	2023	2022
System Installations:
New IMAX Systems
Sale and sales-type lease arrangements	7	4
Hybrid JRSA	—	2
Traditional JRSA	—	6
Total new IMAX Systems	7	12
Upgrades of IMAX Systems	2	2
Total IMAX System installations	9	14

RESULTS OF OPERATIONS

The Company’s business and future prospects are evaluated by Richard L. Gelfond, its Chief Executive Officer (“CEO”), using a variety of factors and financial and operational metrics including: (i) IMAX box office performance and the securing of new IMAX films and other events to be exhibited across the IMAX network; (ii) the signing, installation, and financial performance of IMAX System arrangements, particularly those involving laser-based projection systems; (iii) the success of the Company’s investments in business evolution and brand extensions, including the integration and performance of SSIMWAVE, the distribution of live events to the IMAX network and IMAX Enhanced, (iv) revenues and gross margins earned by the Company’s segments, as discussed below; (v) consolidated earnings (loss) from operations, as adjusted for unusual items; (vi) the continuing ability to invest in and improve the Company’s technology to enhance the differentiation of The IMAX Experience versus other out-of-home experiences; (vii) the overall execution, reliability, and consumer acceptance of The IMAX Experience; and (viii) short- and long-term cash flow projections.

The CEO is the Company’s CODM, as such term is defined under United States Generally Accepted Accounting Principles (“U.S. GAAP”). The CODM assesses segment performance based on segment revenues and gross margins. Selling, general and administrative expenses, research and development costs, the amortization of intangible assets, provision for (reversal of) current expected credit losses, certain write-downs, interest income, interest expense, and income tax (expense) benefit are not allocated to the Company’s segments.

The Company has two reportable segments: (i) Content Solutions, which principally includes content enhancement and distribution services, previously included within the IMAX DMR, Film Distribution and Film Post-Production segments, and (ii) Technology Products and Services, which principally includes the sale, lease, and maintenance of IMAX Systems, previously included within the JRSA, IMAX Systems, IMAX Maintenance, and Other Theater Business segments. The Company’s activities that do not meet the criteria to be considered a reportable segment are reported within All Other. Prior period comparatives have been revised to conform with the current period presentation. (See Note 13 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1.)

Results of Operations for the Three Months Ended March 31, 2023 and 2022

Net Income (Loss) and Adjusted Net Income (Loss) Attributable to Common Shareholders

The following table presents the Company’s net income (loss) attributable to common shareholders and the associated per diluted share amounts, as well as adjusted net income (loss) attributable to common shareholders(1) and adjusted net income (loss) attributable to common shareholders per diluted share(1) for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023		2022
(In thousands of U.S. Dollars, except per diluted share amounts)	Net Income	Per Share	Net Loss	Per Share
Net income (loss) attributable to common shareholders	$2,454	$0.04	$(13,609)	$(0.23)
Adjusted net income (loss) attributable to common shareholders(1)	$9,025	$0.16	$(8,244)	$(0.14)

(1) See “Non-GAAP Financial Measures” for a description of this non-GAAP financial measure and a reconciliation to the most comparable GAAP amount.

Revenues and Gross Margin

During the three months ended March 31, 2023, the Company’s revenues and gross margin increased by $26.9 million, or 45%, and $18.3 million, or 58%, respectively, when compared to same period in 2022 principally due to the strength of IMAX GBO performance through the distribution of films such as Avatar: The Way of Water, Wandering Earth 2, Ant-Man and the Wasp: Quantumania, and Creed III.

The following table presents the Company’s revenue, gross margin and gross margin percentage by reportable segment for the three months ended March 31, 2023 and 2022:

	Revenue		Gross Margin		Gross Margin %
(In thousands of U.S. Dollars)	2023	2022	2023	2022	2023	2022
Content Solutions	$32,101	$20,988	$17,995	$12,625	56%	60%
Technology Products and Services	51,667	37,863	29,891	18,416	58%	49%
Sub-total for reportable segments	83,768	58,851	47,886	31,041	57%	53%
All Other(1)	3,178	1,185	2,165	730	68%	62%
Total	$86,946	$60,036	$50,051	$31,771	58%	53%

(1)
All Other includes the results from IMAX Enhanced, SSIMWAVE, and other ancillary activities.

Content Solutions

Content Solutions segment results are influenced by the level of commercial success and box office performance of the films and other content released to the IMAX network, as well as other factors including the timing of the releases, the length of play across the IMAX network, the box office share take rates under the Company’s film remastering and distribution arrangements, the level of marketing spend associated with the releases in the year and the fluctuations in the value of foreign currencies versus the U.S. Dollar.

For the three months ended March 31, 2023, Content Solutions segment revenues and gross margin increased by $11.1 million, or 53%, and $5.4 million, or 43%, respectively, when compared to the same period in 2022 principally due to the strong performance of the films distributed through the IMAX network. In the first quarter of 2023, box office generated by IMAX films totaled $273.4 million, leading to the Company's best-ever first quarter box office performance, a $100.2 million, or 58% increase versus the prior year comparative period of $173.2 million. In the first quarter of 2023, box office was generated by the exhibition of 22 films (15 new films, 6 carryovers and 1 re-release) including Avatar: The Way of Water, which generated box office of $109.1 million, and other content. In addition, in the first quarter of 2023, local language films exhibited across the Company’s global IMAX network generated over $80 million in box office representing 30% of the Company’s total box office. The growth in local language box office was driven primarily by a record IMAX Chinese New Year of $61.3 million for the full 26-day Chinese New Year holiday, a growth of 72% over the prior year, as well as growth in Rest of World box office. Leading local language titles distributed across the IMAX network in the first quarter of 2023 included the Chinese film Wandering Earth 2, which generated $48.8 million in box office, the Japanese anime film Suzume, which generated $6.7 million in box office, and the Indian film Pathaan, which generated $3.6 million in box office. In the first quarter of 2022, box office was generated by the exhibition of 23 films (13 new films and 10 carryovers) and other content. Despite accounting for approximately 1% of all domestic screens and less than 1% of all screens globally, the IMAX network had a domestic market share of 4.6% and a global market share of 3.5% for the three months ended March 31, 2023. Furthermore, the share of industry box office that IMAX Systems captured in 2022 increased by 50% domestically and 33% internationally from 2019.

In addition to the level of revenues, Content Solutions segment gross margin is also influenced by the costs associated with the films and other content exhibited in the period, and can vary from period-to-period, especially with respect to marketing expenses for films and the costs incurred to produce, market and distribute live events and documentary content during the period. For the three months ended March 31, 2023, marketing expenses for films were $6.4 million, as compared to $2.3 million during the same period in 2022, primarily driven by marketing costs for Avatar: The Way of Water. The costs incurred to operate the IMAX connected network, including infrastructure costs, depreciation expense and network connection fees were $1.6 million (2022 — $0.4 million), an increase over the prior year comparative period of $1.2 million resulting from the growth of the IMAX connected network to 258 systems (2022 — 68 systems).

Technology Products and Services

The primary drivers of Technology Products and Services segment results are the number of IMAX Systems installed in a period, the costs associated with each installation, lease payments tied to the box office performance of the films released to the IMAX network, as well as the associated maintenance contracts that accompany each installation. The average revenue and gross margin per IMAX System under sale and sales-type lease arrangements varies depending upon the number of IMAX System commitments with a single respective exhibitor, an exhibitor’s location, the type of system sold and various other factors. The installation of IMAX Systems in newly built theaters or multiplexes, which make up a large portion of the Company’s system backlog, depends primarily on the timing of the construction of those projects, which is not under the Company’s control.

For the three months ended March 31, 2023, Technology Products and Services segment revenue and gross margin increased by $13.8 million, or 36%, and $11.5 million, or 62%, respectively, when compared to the same period in the prior year. Box office from joint revenue sharing arrangements increased $48.9 million in the first quarter of 2023 when compared to the prior year comparative period, from $92.8 million to $141.7 million. The box office performance increase of 53% over the prior period resulted in an increase of $7.4 million in rental revenues. Also contributing to the higher level of revenue was an increase of $5.5 million in revenue from the renewal of existing IMAX system arrangements and an increase of $1.5 million in revenue from after-market sales of IMAX 3D glasses when compared to the same period in the prior year. The Technology Products and Services segment revenue increase is partially offset by a decrease of $1.5 million in maintenance revenues primarily due to temporary relief to select exhibitor customers by waving or reducing maintenance fees related to periods when theaters were closed or operating with reduced capacities as a result of public health restrictions related to the COVID-19 pandemic.

The Technology Products and Services segment gross margin increase during the three months ended March 31, 2023 is primarily due to the renewal of certain existing IMAX Systems which extended the agreement term, as well as higher rental revenues from the Company's joint revenue sharing arrangements, driven by the stronger box office performance which led to incremental profit flow-through during the quarter.

The following table provides information about IMAX Systems installed and recognized, under sales, sales-type leases and hybrid joint revenue sharing arrangements, during the three months ended March 31, 2023 and 2022:

	For the Three Months Ended March 31,
	2023		2022
(In thousands of U.S. Dollars, except number of systems)	Number of Systems	Revenue	Number of Systems	Revenue
New IMAX Systems:
Sale and sales-type lease arrangements(1)	7	$6,627	4	$4,747
JRSA — hybrid	—	—	2	1,014
Total new IMAX Systems	7	6,627	6	5,761

IMAX System upgrades:
Sale and sales-type lease arrangements(1)	1	1,339	1	1,673
Total upgraded IMAX Systems	1	1,339	1	1,673
Total	8	$7,965	7	$7,434

(1)
The arrangement for the sale of an IMAX System includes fixed upfront and ongoing consideration, including indexed annual minimum payment increases over the term of the arrangement, as well as an estimate of the contingent fees that may become due if certain annual minimum box office receipt thresholds are exceeded.

All Other

For the three months ended March 31, 2023, All Other revenue and gross margin increased by $2.0 million, or 168%, and $1.4 million, or 197%, respectively, when compared to the same period in 2022 principally due to the inclusion of revenues earned by SSIMWAVE's operations which were not in the prior year comparative period as the acquisition was completed in late September 2022, as well as growth in IMAX Enhanced initiatives resulting in an increase in revenues of $0.7 million over the same period in 2022.

Selling, General and Administrative Expenses

The following table presents information about the Company’s Selling, General and Administrative Expenses for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,		Variance
(In thousands of U.S. Dollars)	2023	2022	$	%
Total selling, general and administrative expenses	$34,148	$30,181	$3,967	13%
Less: Share-based compensation(1)	5,196	5,726	(530)	(9%)
Total selling, general and administrative expenses, excluding share-based compensation	$28,952	$24,455	$4,497	18%

(1)
A portion of share-based compensation expense is recognized within Costs and Expenses Applicable to Revenues, Research and Development, and Executive Transition Costs. (See Note 11(a) of Notes to Condensed Consolidated Financial Statements in Part I, Item 1.)

The increase in Selling, General and Administrative Expenses reflects the Company’s normalized level of business activity in the current period, primarily the result of higher workforce costs of $1.8 million reflecting a full staff complement and the resumption of travel as compared to the prior year period, as well as from the inclusion of SSIMWAVE which was not in the prior year comparative period as the acquisition was completed in late September 2022.

As a percentage of revenue, Selling, General and Administrative Expenses excluding share-based compensation was 33% versus 41% in the three months ended March 31, 2022, an improvement over the prior year period which reflected cost discipline efforts and the strong operating leverage in the business.

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

For the three months ended March 31, 2023, Research and Development expenses increased by $0.7 million, or 55%, when compared to the same period in the prior year, which primarily reflects the increased efforts specifically related to SSIMWAVE technologies.

The Company intends to continue research and development to further evolve its end-to-end technology. This includes bringing connectivity to the Company’s global network and experimenting with live and interactive events worldwide; developing new IMAX film cameras and certifying additional digital cameras; further improving its proprietary film remastering and distribution process for the delivery of content for both theatrical (including local language content) and home entertainment; and further improving the reliability of its projectors, as well as enhancing the Company’s image and sound quality.

Credit Loss Expense, Net

For the three months ended March 31, 2023, the Company recorded current expected credit losses of $0.2 million, as compared to credit losses of $7.2 million recognized in the prior year. The prior period expense was principally due to reserves established against substantially all of the Company's receivables in Russia due to uncertainties associated with the ongoing Russia-Ukraine conflict and resulting sanctions, partially offset by the reversal of provisions associated with the COVID-19 pandemic as the outlook for the theatrical exhibition industry in Domestic and Rest of World markets improved.

Management’s judgments regarding expected credit losses are based on the facts available to management at the time that the Condensed Consolidated Financial Statements are prepared and involve estimates about the future. As a result, the Company’s judgments and associated estimates of credit losses may ultimately prove, with the benefit of hindsight, to be incorrect. (See Note 3 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1.)

Interest Expense

For the three months ended March 31, 2023, interest expense was $1.8 million, representing an increase of $0.1 million, or 4% when compared to interest expense of $1.7 million during the same period of the prior year.

Income Taxes

For the three months ended March 31, 2023, the Company recorded income tax expense of $4.9 million (2022 — $2.6 million). The Company’s effective tax rate for the three months ended March 31, 2023 of 48.8% differs from the Canadian statutory tax rate of 26.5% primarily due to the fact that the Company recorded an additional $1.6 million valuation allowance against deferred tax assets in jurisdictions where management cannot determine that the tax benefits will be realizable based on available evidence. Accordingly, the tax benefit associated with the current period losses in these jurisdictions is not ultimately reflected in the Company’s Condensed Consolidated Statements of Operations. (See Note 10 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1.)

Non-Controlling Interests

The Company’s Condensed Consolidated Financial Statements primarily include the non-controlling interest in the net income or loss of IMAX China, as well as the impact of non-controlling interests in the activity of its Original Film Fund subsidiary. For the three months ended March 31, 2023, the net income attributable to non-controlling interests of the Company’s subsidiaries was $2.7 million, an increase of $1.0 million, or 61%, when compared to the same period of the prior year. The increase can be primarily attributed to IMAX China's box office success in the first quarter of 2023 following the Chinese government relaxing its dynamic zero-COVID policies and easing capacity restrictions at the end of 2022.

CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

Operating Activities

The net cash used in or provided by the Company’s operating activities is affected by a number of factors, including: (i) the level of cash collections from customers in respect of existing IMAX System sale and lease agreements, (ii) the amount of upfront payments collected in respect of IMAX System sale and lease agreements in backlog, (iii) the box-office performance of films distributed by the Company and/or released to IMAX locations, (iv) the level of inventory purchases, and (v) the level of the Company’s operating expenses, including expenses for research and development and new business initiatives.

For the three months ended March 31, 2023, net cash provided by the Company’s operating activities totaled $21.2 million, as compared to net cash used in operating activities of $3.8 million in the same period of the prior year, an improvement of 675%.

For the three months ended March 31, 2023, the net cash provided by the Company’s operating activities is principally due to cash collected from earnings in the period, as a result of revenue growth attributable to the record box office performance of the films distributed through the IMAX network, partially offset by $5.9 million in inventory purchases, and $3.9 million of expenditures incurred in connection with the development of Film Assets.

For the three months ended March 31, 2022, the net cash used in the Company’s operating activities was principally due to the settlement of Accrued and Other Liabilities and $5.1 million spent in connection with the development of Film Assets, partially offset by the Company’s cash earnings in the period.

Investing Activities

For the three months ended March 31, 2023, net cash used in investing activities totaled $4.3 million, as compared to $10.6 million used in investing activities in the same period of the prior year. For the three months ended March 31, 2023, the net cash used in investing activities is primarily driven by $2.2 million invested in equipment to be used in the Company’s joint revenue sharing arrangements with exhibitor customers, $0.4 million in purchases of property, plant and equipment, and $1.8 million of intangible assets acquired, principally related to the purchase or continued development of internal use software.

For the three months ended March 31, 2022, the net cash used by investing activities was primarily driven by $4.6 million invested in equipment to be used in the Company’s joint revenue sharing arrangements with exhibitors, and $4.7 million invested by IMAX (Shanghai) Culture and Technology Co., Ltd, a wholly-owned subsidiary of IMAX China, in the movie Mozart from Space. (See Note 15 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1.)

Based on management’s current operating plan for 2023, the Company expects to continue to use cash to deploy additional IMAX Systems under joint revenue sharing arrangements.

Capital expenditures, including the Company’s investment in joint revenue sharing arrangements, the purchase of property, plant and equipment, the acquisition of other intangible assets, and investments in films, were $8.2 million for the three months ended March 31, 2023, as compared to $15.7 million for the three months ended March 31, 2022. The Company expects its investment in joint revenue sharing arrangements to be weighted toward the second half of the year which aligns with the historical seasonality of system installations.

Financing Activities

For the three months ended March 31, 2023, net cash used in financing activities totaled $15.0 million, as compared to $13.0 million used in financing activities in the same period of the prior year. For the three months ended March 31, 2023, the net cash used in financing activities is principally due to $5.5 million in net repayments of revolving credit facility borrowings, $3.7 million used to repurchase common shares of the Company, and $6.2 million in taxes withheld and paid on vested employee stock awards.

For the three months ended March 31, 2022, net cash used in financing activities was principally due to the $8.1 million used to repurchase common shares, including $6.3 million in share repurchases for the Company and $1.8 million in share repurchases for IMAX China, $3.1 million in taxes withheld and paid on vested employee stock awards, and $1.8 million in fees paid in relation to the Sixth Amended and Restated Credit Agreement entered into by the Company during the first quarter of 2022. (See Note 6 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 for additional information on the Sixth Amended and Restated Credit Agreement.)

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2023, the Company's available liquidity was $423.4 million, including its balance of cash and cash equivalents of $99.2 million, $280.0 million in available borrowing capacity under the Credit Facility and $44.2 million in available borrowing capacity under IMAX China's revolving facilities.

As of March 31, 2023, the Company’s principal sources of liquidity included: (i) its balances of cash and cash equivalents; (ii) the anticipated collection of trade accounts receivable, which includes amounts owed under joint revenue sharing arrangements and film remastering and distribution agreements with movie studios; (iii) the anticipated collection of financing receivables due in the next 12 months under sale and sales-type lease arrangements for systems currently in operation; and (iv) installment payments expected in the next 12 months under sale and sales-type lease arrangements in backlog. Under the terms of the Company’s typical sale and sales-type lease agreements, the Company receives substantial cash payments before it completes the performance of its contractual obligations.

In addition, as of March 31, 2023, the Company had $280.0 million in available borrowing capacity under its Sixth Amended and Restated Credit Agreement with Wells Fargo Bank, National Association (the “Credit Agreement”), $27.3 million in available borrowing capacity under the IMAX (Shanghai) Multimedia Technology Co., Ltd. (“IMAX Shanghai”) revolving credit facility with the Bank of China (the “Bank of China Facility”), and $16.9 million in available borrowing capacity under IMAX Shanghai’s revolving credit facility with HSBC Bank (China) Company Limited, Shanghai Branch (the “HSBC China Facility”). (See Note 6(a) of Notes to Condensed Consolidated Financial Statements in Part 1, Item 1 for a description of the material terms of the Credit Agreement, the Bank of China Facility, and the HSBC Facility.)

The Company’s $99.2 million balance of cash and cash equivalents as of March 31, 2023 (December 31, 2022 — $97.4 million) includes $83.6 million in cash held outside of Canada (December 31, 2022 — $79.7 million), of which $47.2 million was held in the People’s Republic of China (the “PRC”) (December 31, 2022 — $43.7 million). Management reassessed its strategy with respect to the most efficient means of deploying the Company’s capital resources globally and determined that historical earnings of certain foreign subsidiaries in excess of amounts required to sustain business operations would no longer be indefinitely reinvested. As of March 31, 2023, the Company’s Condensed Consolidated Balance Sheets include a deferred tax liability of $14.9 million for the applicable foreign withholding taxes associated with the remaining balance of unrepatriated historical earnings that will not be indefinitely reinvested outside of Canada. These taxes will become payable upon the repatriation of any such earnings.

The Company forecasts its future cash flow and short-term liquidity requirements on an ongoing basis. These forecasts are based on estimates and may be materially impacted by factors that are outside of the Company’s control (including the factors described in “Risk Factors” in Part I, Item 1A of the Company’s 2022 Form 10-K. As a result, there is no guarantee that these forecasts will come to fruition and that the Company will be able to fund its operations through cash flows from operations. In particular, the Company’s operating cash flows and cash balances will be adversely impacted if management’s projections of future signings and installations of IMAX Systems and box office performance of IMAX content are not realized.

For the three months ended March 31, 2023, box office generated by films exhibited in the IMAX network totaled $273.4 million, leading to the Company’s best-ever first quarter box office performance, a $100.2 million, or 58% increase versus the prior year comparative period of $173.2 million. In the first quarter of 2023, box office was generated by the exhibition of 22 films (15 new films, 6 carryovers and 1 re-release) including Avatar: The Way of Water, which generated box office of $109.1 million, and other content. In addition, in the first quarter of 2023, local language films exhibited across the Company’s global IMAX network generated over $80 million in box office representing 30% of the Company’s total box office. The growth in local language box office was driven primarily by a record IMAX Chinese New Year of $61.3 million for the full 26-day Chinese New Year holiday, a growth of 72% over the prior year, as well as growth in Rest of World box office. Despite accounting for approximately 1% of all domestic screens and less than 1% of all screens globally, the IMAX network had a domestic market share of 4.6% and a global market share of 3.5% for the three months ended March 31, 2023. Management is encouraged by the return of the prevalence of exclusive theatrical windows and the strong pipeline of Hollywood and local language movies scheduled to be released for theatrical exhibition throughout the remainder of 2023 and the visibility into 2024.

Based on the Company’s current cash balances and operating cash flows, management expects to have sufficient capital and liquidity to fund its anticipated operating needs and capital requirements during the next twelve-month period following the date of this report.

CONTRACTUAL OBLIGATIONS

Payments to be made by the Company under contractual obligations as of March 31, 2023 are as follows:

	Payments Due by Period
(In thousands of U.S. Dollars)	Total Obligation	Less Than One Year	1 to 3 years	3 to 5 years	Thereafter
Purchase obligations(1)	$39,534	$36,231	$2,668	$391	$244
Pension obligations(2)	20,298	—	—	20,298	—
Operating lease obligations(3)	16,969	3,669	5,551	4,127	3,622
Finance lease obligations	1,016	508	508	—	—
Wells Fargo Facility	20,000	—	—	20,000	—
HSBC Facility	12,165	12,165	—	—	—
Bank of China Facility	379	379	—	—	—
Federal Economic Development Loan(4)	3,128	156	1,251	1,251	470
Convertible Notes(5)	234,025	1,150	2,300	230,575	—
Postretirement benefits obligations	2,480	104	210	220	1,946
	$349,994	$54,362	$12,488	$276,862	$6,282

(1)
Represents total payments to be made under binding commitments with suppliers and outstanding payments to be made for supplies ordered, but yet to be invoiced.
(2)
The Company has an unfunded defined benefit pension plan, the Supplemental Executive Retirement Plan (the “SERP”), covering its CEO, Mr. Richard L. Gelfond. The SERP has a fixed benefit payable of $20.3 million. The table above assumes that Mr. Gelfond will receive a lump sum payment of $20.3 million six months after retirement at the end of the term of his current employment agreement, which expires on December 31, 2025, in accordance with the terms of the SERP, although Mr. Gelfond has not informed the Company that he intends to retire at that time. (See Note 14 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1.)
(3)
Represents total minimum annual rental payments due under the Company’s operating leases.
(4)
The Federal Economic Development Loan will be repayable over 60 months, with repayments estimated to begin in January 2024. (See Note 6(b) of Notes to Condensed Consolidated Financial Statements in Part I, Item 1.)
(5)
The Convertible Notes bear interest at a rate of 0.500% per annum on the principal of $230.0 million, payable semi-annually in arrears on April 1 and October 1 of each year. The Convertible Notes will mature on April 1, 2026, unless earlier repurchased, redeemed or converted. (See Note 6(b) of Notes to Condensed Consolidated Financial Statements in Part I, Item 1.)

OFF-BALANCE SHEET ARRANGEMENTS

There are currently no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on the Company’s financial condition.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements and related disclosures in accordance with U.S. GAAP requires management to make judgments, assumptions, and estimates that affect the amounts reported in the Company’s Condensed Consolidated Financial Statements and accompanying notes. Management’s judgments, assumptions, and estimates are based on historical experience, future expectations, and other factors that are believed to be reasonable as of the date of the Company’s Condensed Consolidated Financial Statements. Actual results may ultimately differ from the Company’s original estimates, as future events and circumstances sometimes do not develop as expected, and the differences may be material. For more information on the Company’s critical accounting estimates refer to the section entitled “Critical Accounting Estimates” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2022 Form 10-K.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 2 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 for a discussion of recently issued accounting standards and their impact on the Company’s Condensed Consolidated Financial Statements.

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

•
EBITDA; and

•
Adjusted EBITDA per Credit Facility.

Adjusted net income or loss attributable to common shareholders and adjusted net income or loss attributable to common shareholders per basic and diluted share exclude, where applicable: (i) share-based compensation; (ii) COVID-19 government relief benefits; (iii) realized and unrealized investment gains or losses; (iv) acquisition-related expenses; and (v) executive transition costs, as well as the related tax impact of these adjustments.

The Company believes that these non-GAAP financial measures are important supplemental measures that allow management and users of the Company’s financial statements to view operating trends and analyze controllable operating performance on a comparable basis between periods without the after-tax impact of share-based compensation and certain unusual items included in net income or loss attributable to common shareholders. Although share-based compensation is an important aspect of the Company’s employee and executive compensation packages, it is a non-cash expense and is excluded from certain internal business performance measures.

Reconciliations of net income (loss) attributable to common shareholders and the associated per share amounts to adjusted net income (loss) attributable to common shareholders and adjusted net income (loss) attributable to common shareholders per diluted share are presented in the tables below.

	Three Months Ended March 31,
	2023		2022
(In thousands of U.S. Dollars, except per share amounts)	Net Income	Per Share	Net Loss	Per Share
Net income (loss) attributable to common shareholders	$2,454	$0.04	$(13,609)	$(0.23)
Adjustments(1):
Share-based compensation	5,536	0.10	5,959	0.10
COVID-19 government relief benefits, net	—	—	(193)	—
Realized and unrealized investment gains	(45)	—	(34)	—
Acquisition-related expenses	156	—	—	—
Executive transition costs(2)	1,353	0.02	—	—
Tax impact on items listed above	(429)	(0.01)	(367)	(0.01)
Adjusted net income (loss)(1)	$9,025	$0.16	$(8,244)	$(0.14)

Weighted average shares outstanding — basic		54,064		58,574
Weighted average shares outstanding — diluted		54,991		58,574

(1)
Reflects amounts attributable to common shareholders.
(2)
Reflects costs in connection with the departure of Megan Colligan, President, IMAX Entertainment and Executive Vice President of the Company. (See Note 16 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1.)

In addition to the non-GAAP financial measures discussed above, management also uses “EBITDA,” as well as “Adjusted EBITDA per Credit Facility,” as defined in the Credit Agreement. As allowed by the Credit Agreement, Adjusted EBITDA per Credit Facility includes adjustments in addition to the exclusion of interest, taxes, depreciation and amortization. Accordingly, this non-GAAP financial measure is presented to allow a more comprehensive analysis of the Company’s operating performance and to provide additional information with respect to the Company’s compliance with its Credit Agreement requirements, when applicable. In addition, the Company believes that Adjusted EBITDA per Credit Facility presents relevant and useful information widely used by analysts, investors and other interested parties in the Company’s industry to evaluate, assess and benchmark the Company’s results.

EBITDA is defined as net income or loss excluding: (i) income tax expense or benefit; (ii) interest expense, net of interest income; (iii) depreciation and amortization, including film asset amortization; and (iv) amortization of deferred financing costs. Adjusted EBITDA per Credit Facility is defined as EBITDA excluding: (v) share-based and other non-cash compensation; (vi) realized and unrealized investment gains or losses; (vii) acquisition-related expenses; (viii) executive transition costs, and (ix) write-downs, net of recoveries, including asset impairments and credit loss expense.

Reconciliations of net income (loss) attributable to common shareholders, which is the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA per Credit Facility are presented in the tables below.

	For the Three Months Ended March 31, 2023
	Attributable to
	Non-controlling
	Interests and	Less: Attributable to	Attributable to
(In thousands of U.S. Dollars)	Common Shareholders	Non-controlling Interests	Common Shareholders
Reported net income	$5,123	$2,669	$2,454
Add (subtract):
Income tax expense	4,885	793	4,092
Interest expense, net of interest income	735	(11)	746
Depreciation and amortization, including film asset amortization	13,320	1,301	12,019
Amortization of deferred financing costs(1)	625	—	625
EBITDA	24,688	4,752	19,936
Share-based and other non-cash compensation	5,633	194	5,439
Unrealized investment gains	(44)	—	(44)
Acquisition-related expenses	156	—	156
Write-downs, including asset impairments and credit loss expense	524	82	442
Executive transition costs(2)	1,353	—	1,353
Adjusted EBITDA per Credit Facility	$32,310	$5,028	$27,282

	For the Twelve Months Ended March 31, 2023
	Attributable to
	Non-controlling
	Interests and	Less: Attributable to	Attributable to
(In thousands of U.S. Dollars)	Common Shareholders	Non-controlling Interests	Common Shareholders
Reported net (loss) income	$(2,804)	$3,933	$(6,737)
Add (subtract):
Income tax expense	12,382	1,562	10,820
Interest expense, net of interest income	1,827	(156)	1,983
Depreciation and amortization, including film asset amortization	57,240	4,820	52,420
Amortization of deferred financing costs(1)	2,779	—	2,779
EBITDA	71,424	10,159	61,265
Share-based and other non-cash compensation	27,017	751	26,266
Unrealized investment gains	(81)	—	(81)
Acquisition-related expenses	1,278	—	1,278
Write-downs, including asset impairments and credit loss expense	8,638	1,787	6,851
Executive transition costs(2)	1,353	—	1,353
Adjusted EBITDA per Credit Facility	$109,629	$12,697	$96,932

(1)
The amortization of deferred financing costs is recorded within Interest Expense in the Condensed Consolidated Statements of Operations.
(2)
Reflects costs in connection with the departure of Megan Colligan, President, IMAX Entertainment and Executive Vice President of the Company. (See Note 16 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1.)

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from foreign currency exchange rates and interest rates, which could affect operating results, financial position and cash flows. Market risk is the potential change in an instrument’s value caused by, for example, fluctuations in interest and currency exchange rates. The Company’s primary market risk exposure is the risk of unfavorable movements in exchange rates between the U.S. Dollar, the Canadian Dollar (“CAD”) and Chinese Renminbi (“RMB”). The Company does not use financial instruments for trading or other speculative purposes.

Foreign Exchange Rate Risk

A majority of the Company’s revenue is denominated in U.S. Dollars while a significant portion of its costs and expenses is denominated in Canadian Dollars. A portion of the Company’s net U.S. Dollar cash flows is converted to Canadian Dollars to fund Canadian Dollar expenses through the spot market. In addition, IMAX films generate box office in 87 different countries, and therefore unfavorable exchange rates between applicable local currencies and the U.S. Dollar could have an impact on the GBO generated by the Company’s exhibitor customers and its revenues. The Company has incoming cash flows from its revenue generating IMAX network and ongoing operating expenses in China through its majority-owned subsidiary IMAX Shanghai. In Japan, the Company has ongoing Yen-denominated operating expenses related to its Japanese operations. Net RMB and Japanese Yen cash flows are converted to U.S. Dollars through the spot market. The Company also has cash receipts from lease arrangements denominated in RMB, Japanese Yen, Euros and Canadian Dollars.

The Company manages its exposure to foreign exchange rate risks through its regular operating and financing activities and, when appropriate, through the use of derivative financial instruments. These derivative financial instruments are utilized to hedge economic exposures as well as reduce earnings and cash flow volatility resulting from shifts in market rates.

Certain of the Company’s PRC subsidiaries held approximately RMB 322.6 million ($47.0 million) in cash and cash equivalents as of March 31, 2023 (December 31, 2022 — RMB 303.8 million or $43.6 million) and are required to transact locally in RMB. Foreign currency exchange transactions, including the remittance of any funds into and out of the PRC, are subject to controls and require the approval of the China State Administration of Foreign Exchange to complete. Any developments relating to the Chinese economy and any actions taken by the Chinese government are beyond the control of the Company; however, the Company monitors and manages its capital and liquidity requirements to ensure compliance with local regulatory and policy requirements. (See “Risk Factors – The Company faces risks in connection with its significant presence in China and the continued expansion of its business there” in Part I, Item 1A of the Company’s 2022 Form 10-K.)

Management also monitors the macroeconomic environment as part of its continuous assessment of credit risk. This includes consideration of developments in the U.S. and global banking sectors following recent banking collapses, which informs management's assessment of any potential direct and indirect impacts on the Company. There are no concentrations of cash and cash equivalents in any regional banking institutions, such that management considers there to be any material risk in this regard.

For the three months ended March 31, 2023 and 2022, the Company recorded foreign exchange net losses of $(0.1) million, resulting from changes in exchange rates related to foreign currency denominated monetary assets and liabilities.

The Company has entered into a series of foreign currency forward contracts to manage the risks associated with the volatility of foreign currencies. Certain of these foreign currency forward contracts met the criteria required for hedge accounting under the Derivatives and Hedging Topic of the FASB ASC at inception, and continue to meet hedge effectiveness tests as of March 31, 2023, with settlement dates throughout 2023 and 2024. Foreign currency derivatives are recognized and measured in the Condensed Consolidated Balance Sheets at fair value. Changes in the fair value (i.e., gains or losses) are recognized in the Condensed Consolidated Statements of Operations except for derivatives designated and qualifying as foreign currency cash flow hedging instruments. The Company currently has cash flow hedging instruments associated with Selling, General and Administrative Expenses. For foreign currency cash flow hedging instruments related to Selling, General and Administrative Expenses, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported within Accumulated Other Comprehensive Income (Loss) and reclassified to the Condensed Consolidated Statements of Operations when the forecasted transaction occurs. Any ineffective portion is recognized immediately in the Condensed Consolidated Statements of Operations.

The notional value of foreign currency cash flow hedging instruments that qualify for hedge accounting as of March 31, 2023 was $34.4 million (December 31, 2022 — $24.7 million). A gain of $0.1 million was recorded to Other Comprehensive Income (Loss) with respect to the change in fair value of these contracts for the three months ended March 31, 2023, (2022 — gain of $0.3 million). A loss of $(0.3) million was reclassified from Accumulated Other Comprehensive Loss to Selling, General and Administrative Expenses for the three months ended March 31, 2023 (2022 — loss of less than $(0.1) million). The Company currently does not hold any derivatives which are not designated as hedging instruments.

For all derivative instruments, the Company is subject to counterparty credit risk to the extent that the counterparty may not meet its obligations to the Company. To manage this risk, the Company enters into derivative transactions only with major financial institutions.

As of March 31, 2023, the Company’s Financing Receivables and working capital items denominated in Canadian Dollars, RMB, Japanese Yen, Euros and other foreign currencies translated into U.S. Dollars was $163.3 million. Assuming a 10% appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates as of March 31, 2023, the potential change in the fair value of foreign currency-denominated financing receivables and working capital items would have been $16.3 million. A significant portion of the Company’s Selling, General, and Administrative Expenses is denominated in Canadian Dollars. Assuming a 1% change appreciation or depreciation in foreign currency exchange rates as of March 31, 2023, the potential change in the amount of Selling, General, and Administrative Expenses would be $0.1 million.

Interest Rate Risk Management

The Company’s earnings may also be affected by changes in interest rates due to the impact those changes have on its interest income from cash, and its interest expense from variable-rate borrowings that may be made under the Credit Facility.

As of March 31, 2023, the Company had drawn down $20.0 million on its Credit Facility (December 31, 2022 — $25.0 million), $12.2 million on its HSBC China Facility (December 31, 2022 — $12.5 million) and $0.4 million on its Bank of China Facility (December 31, 2022 — $0.4 million), which are subject to variable effective interest rates.

The Company had variable rate debt instruments representing 6.7% and 7.7% of its total liabilities as of March 31, 2023 and December 31, 2022, respectively. If the interest rates available to the Company increased by 10%, the Company’s interest expense would increase by $0.2 million and interest income from cash would increase by $0.2 million. These amounts are determined by considering the impact of the hypothetical interest rates on the Company’s variable rate debt and cash balances as of March 31, 2023.

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

The Company’s management, with the participation of its CEO and its CFO, has evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of March 31, 2023 and has concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. The Company will continue to periodically evaluate its disclosure controls and procedures and will make modifications from time to time as deemed necessary to ensure that information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

On September 22, 2022, the Company acquired SSIMWAVE and commenced consolidating the assets, liabilities, and results of operations of SSIMWAVE in its financial reporting. Management has excluded SSIMWAVE from its assessment of internal control over financial reporting as of March 31, 2023, as it has been less than 12 months since it was acquired by the Company in a purchase business combination. SSIMWAVE is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment of internal control over financial reporting represent approximately 3% and 1%, respectively, of the related consolidated financial statement amounts as of and for the three months ended March 31, 2023.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting which occurred during the three months ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 7 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 for information regarding legal proceedings involving the Company.

Item 1A. Risk Factors

This Form 10-Q should be read together with the risk factors in Item 1A. Risk Factors in the Company’s 2022 Form 10-K, which describes various risks and uncertainties to which the Company is or may become subject. The risks described in the Company’s 2022 Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect its business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

In 2022, the Company’s Board of Directors approved a 12-month extension to its share repurchase program through June 30, 2023 and an increase of $200.0 million in the share repurchase program, respectively. With the increase of $200.0 million, the Company’s total share repurchase authority is $400.0 million under the current share repurchase program. As of March 31, 2023, the Company had $191.8 million available under the repurchase program. The repurchases may be made either in the open market or through private transactions, including repurchases made pursuant to a plan intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, subject to market conditions, applicable legal requirements, and other relevant factors. The Company has no obligation to repurchase shares and the share repurchase program may be suspended or discontinued by the Company at any time.

During the three months ended March 31, 2023, the Company repurchased 109,477 common shares at an average price of $14.87 per share for a total of $1.6 million, excluding commission.

The Company’s common share repurchase program activity for the three months ended March 31, 2023 was as follows:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum approximate dollar value of shares that may yet be purchased under the program
January 1 through January 31, 2023	109,477	$14.87	109,477	$191,805,295
February 1 through February 28, 2023	—	—	—	191,805,295
March 1 through March 31, 2023	—	—	—	191,805,295
Total	109,477	$14.87	109,477

In 2022, IMAX China’s shareholders granted its Board of Directors a general mandate authorizing the Board, subject to applicable laws, to repurchase shares of IMAX China not to exceed 10% of the total number of issued shares as of June 23, 2022 (34,063,480 shares). This program will be valid until the 2023 Annual General Meeting of IMAX China on June 6, 2023. The repurchases may be made in the open market or through other means permitted by applicable laws. IMAX China has no obligation to repurchase its shares and the share repurchase program may be suspended or discontinued by IMAX China at any time. During the three months ended March 31, 2023, IMAX China did not repurchase any common shares.

(See Note 6 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 for a summary of the material terms and conditions of the Company’s revolving credit facility, which include a limitation of the amount of permitted share repurchases.)

Item 6. Exhibits

Exhibit No.	Description
3.1	Second Amended and Restated By-law No.1 of IMAX Corporation, enacted on February 7, 2023. Incorporated by reference to Exhibit 3.1 to IMAX Corporation’s Form 8-K, dated as of February 10, 2023.

10.1+	Statement of Directors’ Compensation as of January 2023. Incorporated by reference to Exhibit 10.37 to IMAX Corporation’s Form 10-K for the fiscal year ended December 31, 2022.

10.2*+†	Letter Agreement by and between Megan Colligan and IMAX Corporation, dated as of March 15, 2023.

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 27, 2023, by Richard L. Gelfond.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 27, 2023, by Natasha Fernandes.

32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 27, 2023, by Richard L. Gelfond.

32.2*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 27, 2023, by Natasha Fernandes.

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*Filed herewith.

+Management contract or compensatory plan, contract or arrangement.

†Certain information contained in this exhibit has been omitted because it is not material and is the type that the registrant treats as private or confidential.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAX CORPORATION

Date: April 27, 2023	By:	/s/ NATASHA FERNANDES
Natasha Fernandes
Chief Financial Officer
(Principal Financial Officer)

Date: April 27, 2023	By:	/s/ ELIZABETH GITAJN
Elizabeth Gitajn
Senior Vice-President, Finance & Controller
(Principal Accounting Officer)