Form 10-Q
period 2023-06-30
IMAX CORP
filed 2023-07-26
CIK 921582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of June 30, 2023
Common Shares, no par value	54,620,083

IMAX CORPORATION

IMAX CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

IMAX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. Dollars, except share amounts)

(Unaudited)

	June 30,	December 31,
	2023	2022
Assets
Cash and cash equivalents	$95,266	$97,401
Accounts receivable, net of allowance for credit losses	125,764	136,142
Financing receivables, net of allowance for credit losses	125,450	129,384
Variable consideration receivables, net of allowance for credit losses	57,340	44,024
Inventories	37,291	31,534
Prepaid expenses	12,349	12,343
Film assets, net of accumulated amortization	8,162	5,277
Property, plant and equipment, net of accumulated depreciation	238,973	252,896
Investment in equity securities	1,046	1,035
Other assets	15,914	15,665
Deferred income tax assets, net of valuation allowance	11,450	9,900
Goodwill	52,815	52,815
Other intangible assets, net of accumulated amortization	33,886	32,738
Total assets	$815,706	$821,154
Liabilities
Accounts payable	$24,092	$25,237
Accrued and other liabilities	116,658	117,286
Deferred revenue	67,715	70,940
Revolving credit facility borrowings, net of unamortized debt issuance costs	28,002	36,111
Convertible notes and other borrowings, net of unamortized discounts and debt issuance costs	228,039	226,912
Deferred income tax liabilities	13,587	14,900
Total liabilities	478,093	491,386
Commitments, contingencies and guarantees (see Note 7)
Non-controlling interests	732	722
Shareholders' equity
Capital stock common shares — no par value. Authorized — unlimited number.
54,620,083 issued and outstanding (December 31, 2022 — 54,148,614 issued and outstanding)	390,238	376,715
Other equity	175,374	185,678
Statutory surplus reserve	3,932	3,932
Accumulated deficit	(284,208)	(293,124)
Accumulated other comprehensive loss	(14,622)	(9,846)
Total shareholders' equity attributable to common shareholders	270,714	263,355
Non-controlling interests	66,167	65,691
Total shareholders' equity	336,881	329,046
Total liabilities and shareholders' equity	$815,706	$821,154

(See the accompanying notes, which are an integral part of these Condensed Consolidated Financial Statements.)

IMAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. Dollars, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues
Technology sales	$29,360	$8,229	$47,182	$17,205
Image enhancement and maintenance services	46,867	44,958	93,994	81,052
Technology rentals	19,546	18,525	39,604	31,186
Finance income	2,206	2,256	4,145	4,561
	97,979	73,968	184,925	134,004
Costs and expenses applicable to revenues
Technology sales	13,771	4,218	21,003	10,203
Image enhancement and maintenance services	19,739	19,953	42,824	35,696
Technology rentals	6,582	5,761	13,160	12,298
	40,092	29,932	76,987	58,197
Gross margin	57,887	44,036	107,938	75,807
Selling, general and administrative expenses	38,906	37,095	73,054	67,276
Research and development	2,762	1,356	4,617	2,552
Amortization of intangible assets	1,147	1,104	2,221	2,301
Credit loss expense, net	846	112	1,066	7,341
Asset impairments	—	4,470	—	4,470
Executive transition costs	—	—	1,353	—
Income (loss) from operations	14,226	(101)	25,627	(8,133)
Unrealized investment gains	28	30	72	64
Retirement benefits non-service expense	(78)	(138)	(155)	(277)
Interest income	693	417	1,100	919
Interest expense	(1,795)	(1,326)	(3,562)	(3,031)
Income (loss) before taxes	13,074	(1,118)	23,082	(10,458)
Income tax expense	(3,461)	(3,133)	(8,346)	(5,743)
Net income (loss)	9,613	(4,251)	14,736	(16,201)
Less: net (income) loss attributable to non-controlling interests	(1,262)	1,400	(3,931)	(259)
Net income (loss) attributable to common shareholders	$8,351	$(2,851)	$10,805	$(16,460)

Net income (loss) per share attributable to common shareholders:
Basic and diluted	$0.15	$(0.05)	$0.20	$(0.28)

Weighted average shares outstanding (in thousands):
Basic	54,591	57,320	54,328	57,943
Diluted	55,320	57,320	55,145	57,943

(See the accompanying notes, which are an integral part of these Condensed Consolidated Financial Statements.)

IMAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands of U.S. Dollars)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income (loss)	$9,613	$(4,251)	$14,736	$(16,201)
Other comprehensive income (loss), before tax
Unrealized net gain (loss) from cash flow hedging instruments	688	(610)	822	(295)
Realized net loss from cash flow hedging instruments	123	66	462	95
Foreign currency translation adjustments	(10,059)	(13,521)	(7,619)	(12,941)
Defined benefit and postretirement benefit plans	(176)	46	(352)	92
Total other comprehensive loss, before tax	(9,424)	(14,019)	(6,687)	(13,049)
Income tax (expense) benefit related to other comprehensive (loss) income	(166)	130	(244)	28
Other comprehensive loss, net of tax	(9,590)	(13,889)	(6,931)	(13,021)
Comprehensive income (loss)	23	(18,140)	7,805	(29,222)
Comprehensive loss (income) attributable to non-controlling interests	1,582	5,306	(1,776)	3,480
Comprehensive income (loss) attributable to common shareholders	$1,605	$(12,834)	$6,029	$(25,742)

(See the accompanying notes, which are an integral part of these Condensed Consolidated Financial Statements.)

IMAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. Dollars)

(Unaudited)

	Six Months Ended
	June 30,
	2023	2022
Operating Activities
Net income (loss)	$14,736	$(16,201)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	27,198	27,023
Amortization of deferred financing costs	1,250	1,753
Credit loss expense, net	1,066	7,341
Write-downs	474	5,432
Deferred income tax benefit	(3,279)	(300)
Share-based and other non-cash compensation	12,533	13,966
Unrealized foreign currency exchange loss	175	841
Unrealized investment gains	(72)	(64)
Changes in assets and liabilities:
Accounts receivable	9,531	(14,745)
Inventories	(6,118)	(6,949)
Film assets	(9,241)	(10,420)
Deferred revenue	(3,255)	(5,291)
Changes in other operating assets and liabilities	(19,143)	(7,679)
Net cash provided by (used in) operating activities	25,855	(5,293)
Investing Activities
Purchase of property, plant and equipment	(1,009)	(2,934)
Investment in equipment for joint revenue sharing arrangements	(4,033)	(8,651)
Interest in film classified as a financial instrument	—	(4,731)
Acquisition of other intangible assets	(3,478)	(1,680)
Net cash used in investing activities	(8,520)	(17,996)
Financing Activities
Revolving credit facility borrowings	30,717	—
Repayments of revolving credit facility borrowings	(38,886)	—
Credit facility amendment fees paid	—	(2,028)
Other borrowings	315	—
Repurchase of common shares	(4,011)	(49,355)
Repurchase of common shares, IMAX China	—	(1,844)
Taxes withheld and paid on employee stock awards vested	(6,458)	(3,393)
Principal payment under finance lease obligations	—	(890)
Dividends paid to non-controlling interests	(1,438)	—
Net cash used in financing activities	(19,761)	(57,510)
Effects of exchange rate changes on cash	291	1,200
Decrease in cash and cash equivalents during period	(2,135)	(79,599)
Cash and cash equivalents, beginning of period	97,401	189,711
Cash and cash equivalents, end of period	$95,266	$110,112

(See the accompanying notes, which are an integral part of these Condensed Consolidated Financial Statements.)

IMAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In thousands of U.S. Dollars)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Adjustments to capital stock:
Balance, beginning of period	$389,500	$415,362	$376,715	$409,979
Average carrying value of repurchased and retired common shares	(206)	(25,106)	(97)	(28,768)
Restricted share units vested, net of shares withheld for employee tax obligations	944	851	13,620	9,896
Balance, end of period	390,238	391,107	390,238	391,107
Adjustments to other equity:
Balance, beginning of period	170,871	167,912	185,678	174,620
Amortization of share-based payment expense - stock options	1	139	92	370
Amortization of share-based payment expense - restricted share units	4,010	5,862	7,324	10,212
Amortization of share-based payment expense - performance stock units	2,104	1,863	3,125	3,717
Restricted share units vested	(1,612)	(1,108)	(20,845)	(13,708)
Change in ownership interest related to IMAX China common share repurchases	—	—	—	(543)
Balance, end of period	175,374	174,668	175,374	174,668
Adjustments to statutory surplus reserve:
Balance, beginning of period	3,932	3,932	3,932	3,932
Balance, end of period	3,932	3,932	3,932	3,932
Adjustments to accumulated deficit:
Balance, beginning of period	(292,409)	(251,194)	(293,124)	(234,975)
Net income (loss) attributable to common shareholders	8,351	(2,851)	10,805	(16,460)
Common shares repurchased and retired	(150)	(17,977)	(1,889)	(20,587)
Balance, end of period	(284,208)	(272,022)	(284,208)	(272,022)
Adjustments to accumulated other comprehensive (loss) income:
Balance, beginning of period	(7,876)	3,228	(9,846)	2,527
Other comprehensive loss, net of tax	(6,746)	(9,983)	(4,776)	(9,282)
Balance, end of period	(14,622)	(6,755)	(14,622)	(6,755)
Adjustments to non-controlling interests:
Balance, beginning of period	69,090	74,081	65,691	73,531
Net income (loss) attributable to non-controlling interests	1,261	(1,381)	3,921	275
Other comprehensive loss, net of tax	(2,844)	(3,906)	(2,155)	(3,739)
Dividends paid to non-controlling shareholders of IMAX China	(1,438)	(2,610)	(1,438)	(2,610)
Share-based compensation attributable to non-controlling interests	98	371	148	399
Change in ownership interest related to IMAX China common share repurchases	—	—	—	(1,301)
Balance, end of period	66,167	66,555	66,167	66,555
Total Shareholders' Equity	$336,881	$357,485	$336,881	$357,485

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

These Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in the Company’s 2022 Annual Report on Form 10-K (the “2022 Form 10-K”), which should be consulted for a summary of the significant accounting policies utilized by the Company. These Condensed Consolidated Financial Statements are prepared following the same accounting policies disclosed in the 2022 Form 10-K.

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

As of June 30, 2023 and December 31, 2022, total assets and liabilities of the Company’s consolidated VIEs are as follows:

	June 30,	December 31,
(In thousands of U.S. Dollars)	2023	2022
Total assets	$1,556	$1,523
Total liabilities	$262	$248

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

2. Recently Issued Accounting Standards

Adoption of New Accounting Policies

In March 2022, the FASB issued ASU No. 2022-02, “2022-02: Financial Instruments — Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures” (“ASU 2022-02”). ASU 2022-02 amends and eliminates the accounting guidance for Troubled Debt Restructurings by creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty and requires for public business entities, to disclose current-period gross write offs by year of origination for financing receivables and net investments in leases. ASU 2022-02 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. The Company adopted ASU 2022-02 on January 1, 2023. The adoption of ASU 2022-02 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

In September 2022, the FASB issued ASU No. 2022-04, “2022-04: Liabilities — Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations” (“ASU 2022-04”). ASU 2022-04 requires that a buyer in a supplier finance program disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. ASU 2022-04 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. The Company adopted ASU 2022-04 on January 1, 2023. The adoption of ASU 2022-04 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

Recently Issued FASB Accounting Standard Codification Updates Not Yet Adopted

The Company considers the applicability and impact of all FASB ASUs that are recently issued, but not yet effective. ASUs that are not noted above were assessed and determined to be not applicable or not significant to the Company’s Condensed Consolidated Financial Statements for the period ended June 30, 2023.

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

Commencing in March 2022, in response to numerous sanctions imposed by the United States, Canada and the European Union on companies transacting in Russia and Belarus resulting from ongoing conflict between Russia and Ukraine, the Company suspended its operations in Russia and Belarus. In the first quarter of 2022, the Company recorded provisions for potential credit losses against substantially all of its receivables in Russia due to uncertainties associated with the ongoing conflict and resulting sanctions. These receivables relate to existing sale agreements as the Company is not party to any joint revenue sharing arrangements in these countries. In addition, beginning in the first quarter of 2022, exhibitors in Russia, Ukraine, and Belarus were placed on nonaccrual status for maintenance revenue and finance income. Beginning in the second quarter of 2023, due to the resumption of operations throughout Ukraine’s theatrical exhibition industry, as evidenced by the reopening of all eight IMAX Systems in Ukraine and payments received from exhibitor customers, the Company recognized maintenance revenue and finance income. The Company continues to closely monitor the evolving impacts of this conflict (including the sanctions imposed by the United States, Canada and the European Union) and its effects on the global economy and the Company.

On September 7, 2022, Cineworld, the parent company of Regal, and certain of its subsidiaries and Regal CineMedia Holdings, LLC, filed petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the Southern District of Texas. The Company had an unsecured pre-petition claim of $11.4 million related to receivables from the entities included in the reorganization proceedings. On October 21, 2022, the Company was ratified by the bankruptcy court as a critical vendor of Cineworld, allowing the Company to collect pre-petition amounts owed to it by Cineworld, and requiring Cineworld to stay current on the Company’s post-petition receivables. On November 8, 2022, IMAX Corporation entered into a trade agreement with Cineworld (the “Trade Agreement”), pursuant to which Cineworld affirmed its pre-petition obligations to the Company and its post-petition obligations to the Company during the Chapter 11 proceedings, the amount of the receivables owed to the Company and agreed to a payment plan under which all amounts due will be settled over the period from November 9, 2022 to April 12, 2023. As of April 17, 2023, the Company had received all of the payments due from Cineworld in accordance with the terms of the Trade Agreement with respect to the pre-petition obligations. Cineworld had its Plan of Reorganization approved by the Court on June 28, 2023, in which it disclosed that it plans to emerge from the Chapter 11 proceedings on or about July 28, 2023. As part of the Plan, Cineworld agreed to assume the Global Agreement between IMAX and the Cineworld entities (the “Assumption”). The Assumption shall expressly provide for (i) Cineworld’s assumption of the Global Agreement, (ii) Cineworld’s payment of all current arrears and (iii) a revised schedule of system installations. Based on its evaluation of its contracts with Cineworld, its assessment of the reorganization and its discussions with Cineworld to date, the Company has determined that no additional provision for expected credit losses is required. The Company also does not expect to see a material impact on its IMAX network with Cineworld resulting from this reorganization. There can, however, be no guarantees as to the ultimate outcome of a Chapter 11 proceeding.

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

The following tables summarize the activity in the allowance for credit losses related to Accounts Receivable for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30, 2023				Six Months Ended June 30, 2023
(In thousands of U.S. Dollars)	Theater Operators	Studios	Other	Total	Theater Operators	Studios	Other	Total
Beginning balance	$10,824	$1,707	$1,297	$13,828	$11,144	$1,699	$1,276	$14,119
Current period provision (reversal), net	1,704	(802)	189	$1,091	1,439	(799)	210	850
Write-offs	(682)	—	—	$(682)	(797)	—	—	(797)
Foreign exchange	(206)	(11)	—	$(217)	(146)	(6)	—	(152)
Ending balance	$11,640	$894	$1,486	$14,020	$11,640	$894	$1,486	$14,020

	Three Months Ended June 30, 2022				Six Months Ended June 30, 2022
(In thousands of U.S. Dollars)	Theater Operators	Studios	Other	Total	Theater Operators	Studios	Other	Total
Beginning balance	$10,831	$1,995	$1,358	$14,184	$8,867	$1,994	$1,085	$11,946
Current period provision (reversal), net	134	(104)	(57)	(27)	2,115	(101)	216	2,230
Write-offs	(43)	(124)	(394)	(561)	(43)	(124)	(394)	(561)
Foreign exchange	(218)	(23)	—	(241)	(235)	(25)	—	(260)
Ending balance	$10,704	$1,744	$907	$13,355	$10,704	$1,744	$907	$13,355

For the three and six months ended June 30, 2023, the Company’s allowance for current expected credit losses related to Accounts Receivable increased by $0.2 million and decreased by less than $0.1 million, respectively.

For the three and six months ended June 30, 2022, the Company’s allowance for current expected credit losses related to Accounts Receivable decreased by $0.8 million and increased by $2.4 million respectively, principally due to reserves established against its receivables in Russia due to uncertainties associated with the ongoing Russia-Ukraine conflict, partially offset by the reversal of provisions associated with the COVID-19 pandemic.

Financing Receivables

Financing receivables are due from theater operators and consist of the Company’s net investment in sales-type leases and receivables associated with financed sales of IMAX Systems. As of June 30, 2023 and December 31, 2022, financing receivables consist of the following:

	June 30,	December 31,
(In thousands of U.S. Dollars)	2023	2022
Net investment in leases
Gross minimum payments due under sales-type leases	$30,480	$29,727
Unearned finance income	(511)	(619)
Present value of minimum payments due under sales-type leases	29,969	29,108
Allowance for credit losses	(689)	(776)
Net investment in leases	29,280	28,332
Financed sales receivables
Gross minimum payments due under financed sales	135,628	141,337
Unearned finance income	(28,431)	(29,340)
Present value of minimum payments due under financed sales	107,197	111,997
Allowance for credit losses	(11,027)	(10,945)
Net financed sales receivables	96,170	101,052
Total financing receivables	$125,450	$129,384

Net financed sales receivables due within one year	$31,445	$32,366
Net financed sales receivables due after one year	64,725	68,686
Total financed sales receivables	$96,170	$101,052

As of June 30, 2023 and December 31, 2022, the weighted-average remaining lease term and weighted-average interest rate associated with the Company’s sales-type lease arrangements and financed sale receivables, as applicable, are as follows:

	June 30,	December 31,
	2023	2022
Weighted-average remaining lease term (in years)
Sales-type lease arrangements	8.7	9.0
Weighted-average interest rate
Sales-type lease arrangements	8.10%	8.23%
Financed sales receivables	8.94%	8.79%

The tables below provide information on the Company’s net investment in leases by credit quality indicator as of June 30, 2023 and December 31, 2022. The amounts disclosed for each credit quality classification are determined on a customer-by-customer basis and include both billed and unbilled amounts.

(In thousands of U.S. Dollars)	By Origination Year
As of June 30, 2023	2023	2022	2021	2020	2019	Prior	Total
Net investment in leases:
Credit quality classification:
In good standing	$2,075	$3,576	$6,506	$2,424	$2,059	$1,509	$18,149
Credit Watch	—	—	—	—	—	—	—
Pre-approved transactions	—	25	2,949	1,511	5,092	1,842	11,419
Transactions suspended	—	—	—	—	—	401	401
Total net investment in leases	$2,075	$3,601	$9,455	$3,935	$7,151	$3,752	$29,969

(In thousands of U.S. Dollars)	By Origination Year
As of December 31, 2022	2022	2021	2020	2019	2018	Prior	Total
Net investment in leases:
Credit quality classification:
In good standing	$4,148	$6,969	$2,494	$1,977	$—	$1,016	$16,604
Credit Watch	—	—	—	—	—	—	—
Pre-approved transactions	—	3,089	1,162	5,401	2,451	—	12,103
Transactions suspended	—	—	—	—	—	401	401
Total net investment in leases	$4,148	$10,058	$3,656	$7,378	$2,451	$1,417	$29,108

The tables below provide information on the Company’s financed sale receivables by credit quality indicator as of June 30, 2023 and December 31, 2022. The amounts disclosed for each credit quality classification are determined on a customer-by-customer basis and include both billed and unbilled amounts.

(In thousands of U.S. Dollars)	By Origination Year
As of June 30, 2023	2023	2022	2021	2020	2019	Prior	Total
Financed sales receivables:
Credit quality classification:
In good standing	$4,012	$6,198	$5,895	$5,693	$8,940	$45,363	$76,101
Credit Watch	—	—	—	—	558	773	1,331
Pre-approved transactions	97	313	3,016	1,558	1,774	10,206	16,964
Transactions suspended	—	—	1,220	143	1,252	10,186	12,801
Total financed sales receivables	$4,109	$6,511	$10,131	$7,394	$12,524	$66,528	$107,197

(In thousands of U.S. Dollars)	By Origination Year
As of December 31, 2022	2022	2021	2020	2019	2018	Prior	Total
Financed sales receivables:
Credit quality classification:
In good standing	$10,252	$8,643	$6,280	$8,541	$9,854	$39,912	$83,482
Credit Watch	—	—	—	—	—	1,152	1,152
Pre-approved transactions	—	2,318	1,399	1,134	1,449	9,243	15,543
Transactions suspended	272	664	142	1,269	1,197	8,276	11,820
Total financed sales receivables	$10,524	$11,625	$7,821	$10,944	$12,500	$58,583	$111,997

The following tables provide an aging analysis for the Company’s net investment in leases and financed sale receivables as of June 30, 2023 and December 31, 2022:

	As of June 30, 2023
(In thousands of U.S. Dollars)	Accrued and Current	30-89 Days	90+ Days	Billed	Unbilled	Recorded Receivable	Allowance for Credit Losses	Net
Net investment in leases	$264	$336	$3,324	$3,924	$26,045	$29,969	$(689)	$29,280
Financed sales receivables	1,313	1,616	10,288	13,217	93,980	$107,197	(11,027)	96,170
Total	$1,577	$1,952	$13,612	$17,141	$120,025	$137,166	$(11,716)	$125,450

	As of December 31, 2022
(In thousands of U.S. Dollars)	Accrued and Current	30-89 Days	90+ Days	Billed	Unbilled	Recorded Receivable	Allowance for Credit Losses	Net
Net investment in leases	$237	$216	$2,593	$3,046	$26,062	$29,108	$(776)	$28,332
Financed sales receivables	2,269	1,307	12,793	16,369	95,628	111,997	(10,945)	101,052
Total	$2,506	$1,523	$15,386	$19,415	$121,690	$141,105	$(11,721)	$129,384

The following tables provide information about the Company’s net investment in leases and financed sale receivables with billed amounts past due for which it continues to accrue finance income as of June 30, 2023 and December 31, 2022. The amounts disclosed for each credit quality classification are determined on a customer-by-customer basis and include both billed and unbilled amounts.

	As of June 30, 2023
(In thousands of U.S. Dollars)	Accrued and Current	30-89 Days	90+ Days	Billed	Unbilled	Allowance for Credit Losses	Net
Net investment in leases	$205	$318	$3,324	$3,847	$19,729	$(294)	$23,282
Financed sales receivables	779	1,292	9,774	11,845	39,772	(1,676)	49,941
Total	$984	$1,610	$13,098	$15,692	$59,501	$(1,970)	$73,223

	As of December 31, 2022
(In thousands of U.S. Dollars)	Accrued and Current	30-89 Days	90+ Days	Billed	Unbilled	Allowance for Credit Losses	Net
Net investment in leases	$190	$181	$2,593	$2,964	$17,070	$(230)	$19,804
Financed sales receivables	1,550	1,115	10,814	13,479	43,172	(1,587)	55,064
Total	$1,740	$1,296	$13,407	$16,443	$60,242	$(1,817)	$74,868

The following table provides information about the Company’s net investment in leases and financed sale receivables that are on nonaccrual status as of June 30, 2023 and December 31, 2022:

	As of June 30, 2023			As of December 31, 2022
(In thousands of U.S. Dollars)	Recorded Receivable	Allowance for Credit Losses	Net	Recorded Receivable	Allowance for Credit Losses	Net
Net investment in leases	$401	$(401)	$—	$401	$(401)	$—
Net financed sales receivables	29,765	(7,530)	22,235	27,364	(9,589)	17,775
Total	$30,166	$(7,931)	$22,235	$27,765	$(9,990)	$17,775

For the three and six months ended June 30, 2023, the Company recognized less than $0.1 million (2022 — less than $0.1 million and $0.1 million, respectively) in Finance Income related to the net investment in leases with billed amounts past due. For the three and six months ended June 30, 2023 and 2022, the Company did not recognize Finance Income related to the net investment in leases on nonaccrual status. For the three and six months ended June 30, 2023, the Company recognized $0.9 million and $1.7 million (2022 — $1.3 million and $2.0 million, respectively) in Finance Income related to the financed sale receivables with billed amounts past due. For the three and six months ended June 30, 2023, the Company recognized less than $0.1 million (2022 — $0.3 million and $0.5 million, respectively) in Finance Income related to the financed sales receivables in nonaccrual status.

The following tables summarize the activity in the allowance for credit losses related to the Company’s net investment in leases and financed sale receivables for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30, 2023		Six Months Ended June 30, 2023
	Net Investment	Financed	Net Investment	Financed
(In thousands of U.S. Dollars)	in Leases	Sales Receivables	in Leases	Sales Receivables
Beginning balance	$778	$11,533	$776	$10,945
Current period reversal, net	(79)	(336)	(81)	213
Write-offs	—	—	—	—
Foreign exchange	(10)	(170)	(6)	(131)
Ending balance	$689	$11,027	$689	$11,027

	Three Months Ended June 30, 2022		Six Months Ended June 30, 2022
	Net Investment	Net Financed	Net Investment	Net Financed
(In thousands of U.S. Dollars)	in Leases	Sales Receivables	in Leases	Sales Receivables
Beginning balance	$706	$11,135	$798	$5,414
Current period (reversal) provision, net	(1)	67	(94)	5,775
Write-offs	—	—	—	—
Foreign exchange	(17)	(164)	(16)	(151)
Ending balance	$688	$11,038	$688	$11,038

For the three and six months ended June 30, 2023, the Company’s allowance for current expected credit losses related to its net investment in leases and financed sale receivables decreased by $0.6 million and increased by less than $0.1 million, respectively.

For the three and six months ended June 30, 2022, the Company’s allowance for current expected credit losses related to its net investment in leases and financed sale receivables decreased by $0.1 million and increased by $5.5 million, respectively. The increase is principally due to reserves established against its receivables in Russia due to uncertainties associated with the ongoing Russia-Ukraine conflict and resulting sanctions, partially offset by the reversal of provisions associated with the COVID-19 pandemic as the outlook for the theatrical exhibition industry in Domestic and Rest of World markets improved.

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

The following table summarizes the activity in the Allowance for Credit Losses related to Variable Consideration Receivables for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(In thousands of U.S. Dollars)	Theater Operators	Theater Operators	Theater Operators	Theater Operators
Beginning balance	$526	$439	$610	$1,082
Current period provision (reversal), net	183	73	97	(570)
Write-offs	—	—	—	—
Foreign exchange	(4)	(9)	(2)	(9)
Ending balance	$705	$503	$705	$503

For the three and six months ended June 30, 2023, the Company’s allowance for current expected credit losses related to Variable Consideration Receivables increased by $0.2 million and $0.1 million, respectively.

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

In the second quarter of 2022, the Company entered into a finance lease arrangement involving equipment used to facilitate the delivery of live events to certain IMAX locations. The lease arrangement includes an option for the Company to purchase the equipment at the end of the lease term that is reasonably certain to be exercised. The resulting right-of-use assets are being depreciated from the lease commencement dates over the useful life of the underlying equipment. The incremental borrowing rate used in the calculation of the lease liabilities is based on the rate of interest the Company would have to pay to borrow on a collateralized basis over a similar term. No finance lease costs were recorded during the three and six months ended June 30, 2022 as the lease commencement dates occurred at the end of the second quarter in 2022.

For the three and six months ended June 30, 2023 and 2022, the components of lease expense recorded within Selling, General and Administrative Expenses are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands of U.S. Dollars)	2023	2022	2023	2022
Operating lease cost:
Amortization of operating lease assets	$556	$669	$1,280	$1,362
Interest on operating lease liabilities	192	201	396	416
Short-term and variable lease costs	149	168	300	328
Finance lease cost:
Amortization of finance lease assets	99	N/A	199	N/A
Interest on finance lease liabilities	14	N/A	28	N/A
Total lease cost	$1,010	$1,038	$2,203	$2,106

For the six months ended June 30, 2023 and 2022, supplemental cash and non-cash information related to leases is as follows:

	Six Months Ended June 30,
(In thousands of U.S. Dollars)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating leases	$1,860	$1,679
Finance leases	$—	890
Supplemental disclosure of noncash leasing activities:
Right-of-use assets obtained in exchange for operating lease obligations	$233	$622
Right-of-use assets obtained in exchange for finance lease obligations	$—	950

As of June 30, 2023 and December 31, 2022, supplemental balance sheet information related to leases is as follows:

		June 30,	December 31,
(In thousands of U.S. Dollars)		2023	2022
Assets	Balance Sheet Location
Operating lease right-of-use assets	Property, plant and equipment	$11,175	$12,341
Finance lease right-of-use assets	Property, plant and equipment	$1,619	$1,876
Liabilities	Balance Sheet Location
Operating lease liabilities	Accrued and other liabilities	$13,287	$14,461
Finance lease liabilities(1)	Accrued and other liabilities	$981	$1,011

(1)
Recorded net of a $0.9 million upfront payment made upon execution of the finance lease arrangement.

As of June 30, 2023 and December 31, 2022, the weighted-average remaining lease term and weighted-average interest rate associated with the Company’s leases are as follows:

	June 30,	December 31,
	2023	2022
Operating leases:
Weighted-average remaining lease term (years)	5.7	6.0
Weighted-average discount rate	5.92%	5.90%
Finance leases:
Weighted-average remaining lease term (years)	4.2	4.7
Weighted-average discount rate	6.00%	6.00%

As of June 30, 2023, the maturities of the Company’s operating and finance lease liabilities are as follows:

(In thousands of U.S. Dollars)	Operating Leases	Finance Leases
2023 (six months remaining)	$1,788	$508
2024	3,021	508
2025	2,453	—
2026	2,081	—
2027	2,106	—
Thereafter	4,237	—
Total lease payments	$15,686	$1,016
Less: interest expense	(2,399)	(35)
Present value of lease liabilities	$13,287	$981
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

The following lease payments are expected to be received by the Company for its sales-type leases and joint revenue sharing arrangements in each of the next five years and thereafter following the June 30, 2023 balance sheet date:

	Sales-Type	Joint Revenue
(In thousands of U.S. Dollars)	Leases	Sharing Arrangements
2023 (six months remaining)	$1,506	$86
2024	3,158	69
2025	3,049	27
2026	2,971	—
2027	2,905	—
Thereafter	16,595	—
Total	$30,184	$182

5. Inventories

As of June 30, 2023 and December 31, 2022, Inventories consist of the following:

	June 30,	December 31,
(In thousands of U.S. Dollars)	2023	2022
Raw materials	$31,212	$25,365
Work-in-process	2,743	2,034
Finished goods	3,336	4,135
	$37,291	$31,534

As of June 30, 2023, Inventories include finished goods of $5.3 million (December 31, 2022 — $3.5 million) for which title had passed to the customer, but the criteria for revenue recognition were not met as of the balance sheet date.

During the three and six months ended June 30, 2023, the Company had recorded write-downs of $0.1 million (2022 — $0.3 million) in Costs and Expenses Applicable to Revenues ― Technology Sales.

6. Borrowings

(a)
Revolving Credit Facility Borrowings, Net

As of June 30, 2023 and December 31, 2022, Revolving Credit Facility Borrowings, Net includes the following:

	June 30,	December 31,
(In thousands of U.S. Dollars)	2023	2022
Wells Fargo Credit Facility borrowings	$20,000	$25,000
HSBC China Facility borrowings	8,917	12,496
Bank of China Facility borrowings	361	374
Unamortized debt issuance costs	(1,276)	(1,759)
Revolving Credit Facility Borrowings, net	$28,002	$36,111

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

The Credit Facility requires that the Company maintain a maximum Senior Secured Net Leverage Ratio (as defined in the Credit Agreement) of no greater than 3.25:1.00, on the last day of each Fiscal Quarter. The Senior Secured Net Leverage Ratio is the ratio of Total Debt (as defined in the Credit Agreement), secured by liens, net of unrestricted cash and cash equivalents held outside of the People’s Republic of China (“the PRC”) to a maximum of $75.0 million, relative to Adjusted EBITDA per Credit Facility for the four prior quarters. The Senior Secured Net Leverage Ratio is calculated using Adjusted EBITDA per Credit Facility determined on a trailing twelve-month basis. The Company was in compliance with this requirement as of June 30, 2023 as the Senior Secured Net Leverage Ratio was 0.00:1.00.

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

As of June 30, 2023, borrowings under the Credit Facility were $20.0 million (December 31, 2022 — $25.0 million) and bear interest at Term SOFR, plus a margin of 1.75% per annum based on the Company’s total leverage ratio. The effective interest rate for the three and six months ended June 30, 2023 was 6.85% and 6.59%. There were no amounts drawn under the Credit Facility during the six months ended June 30, 2022.

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

As of June 30, 2023 and December 31, 2022, the Company did not have any letters of credit or advance payment guarantees outstanding under the Credit Facility. As of June 30, 2023, the amount available for future borrowings under the Credit Facility was $280.0 million.

In conjunction with the transaction described in Note 18 – Subsequent Event, the Company obtained a consent on June 30, 2023 under the Credit Facility to temporarily increase the Letter of Credit Accommodations Sublimit from $25.0 million to $130.0 million. On July 11, 2023, the Company obtained a Standby Letter of Credit (“LC”) in the amount of $130.0 million in favor of Morgan Stanley Asia Limited, the financial adviser for the transaction, to provide certainty of funds for the proposed proceeds and transaction costs payable with respect to the transaction. The LC and the temporary increase of the Sublimit will expire upon the earlier of the draw or cancellation of the LC by Morgan Stanley or January 15, 2024.

Foreign Exchange Facility

Within the Credit Facility, the Company is able to purchase foreign currency forward contracts and/or other swap arrangements. As of June 30, 2023, the net unrealized gain on the Company’s outstanding foreign currency forward contracts was $0.6 million, representing the amount by which the notional value of these forward contracts exceeded their fair value (December 31, 2022 — net unrealized loss of $(0.6) million). As of June 30, 2023, the notional value of the Company’s outstanding foreign currency forward contracts was $39.2 million (December 31, 2022 — $24.7 million).

Bank of China Facility

In June 2022, IMAX (Shanghai) Multimedia Technology Co., Ltd. (“IMAX Shanghai”), one of the Company’s majority-owned subsidiaries in China, renewed its unsecured revolving facility with Bank of China for up to 200.0 million Chinese Renminbi (“RMB”) ($27.7 million), including RMB 10.0 million ($1.4 million) for letters of guarantee, to fund ongoing working capital requirements (the “Bank of China Facility”). The Bank of China Facility expires in September 2023.

As of June 30, 2023, RMB 2.6 million ($0.4 million) of borrowings were outstanding under the Bank of China Facility and outstanding letters of guarantee were RMB 3.0 million ($0.4 million). As of December 31, 2022, outstanding Bank of China Facility borrowings were RMB 2.6 million ($0.4 million) and outstanding letters of guarantee were RMB 2.8 million ($0.4 million).

As of June 30, 2023, the amount available for future borrowings under the Bank of China Facility was RMB 187.4 million ($25.9 million) and the amount available for letters of guarantee was RMB 7.0 million ($1.0 million). The amount available for future borrowings under the Bank of China Facility is not subject to a standby fee. The effective interest rate for the three and six months ended June 30, 2023 was 3.85% and 4.15%, respectively (2022 — 4.15%).

HSBC China Facility

In June 2022, IMAX Shanghai entered into an unsecured revolving facility for up to RMB 200.0 million ($27.7 million) with HSBC Bank (China) Company Limited, Shanghai Branch to fund ongoing working capital requirements (the “HSBC China Facility”). As of June 30, 2023, RMB 64.4 million ($8.9 million) of borrowings were outstanding under the HSBC China Facility. As of December 31, 2022, outstanding HSBC China Facility borrowings were RMB 87.0 million ($12.5 million). As of June 30, 2023, the amount available for future borrowings under the HSBC China Facility was RMB 135.6 million ($18.8 million). The effective interest rate for the three and six months ended June 30, 2023 was 3.88%. There were no amounts drawn under the HSBC China Facility for the three and six months ended June 30, 2022.

NBC Facility

In October 2019, the Company entered into a $5.0 million facility with National Bank of Canada (the “NBC Facility”) fully insured by Export Development Canada for use solely in conjunction with the issuance of performance guarantees and letters of credit. The NBC Facility was scheduled to expire on June 30, 2023, but was extended through to July 31, 2023. The NBC Facility is renewable on the same terms and conditions on an annual basis. The Company did not have any letters of credit or advance payment guarantees outstanding as of June 30, 2023 and December 31, 2022 under the NBC Facility.

(b)
Convertible Notes and Other Borrowings, Net

As of June 30, 2023 and December 31, 2022, Convertible Notes and Other Borrowings, Net includes the following:

	June 30,	December 31,
(In thousands of U.S. Dollars)	2023	2022
Convertible Notes	$230,000	$230,000
Unamortized discounts and debt issuance costs	(4,118)	(4,870)
Convertible Notes, net	225,882	225,130

Federal Economic Development Loan	3,128	2,812
Unaccreted interest benefit	(971)	(1,030)
Federal Economic Development Loan, net	2,157	1,782

Convertible Notes and Other Borrowings, net	$228,039	$226,912

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

The Capped Call Transactions meet all of the applicable criteria for equity classification in accordance with ASC 815-10-15-74(a), “Derivatives and Hedging—Embedded Derivatives—Certain Contracts Involving an Entity’s Own Equity,” and, as a result, the related $19.1 million cost was recorded as a reduction to Other Equity within Shareholders’ Equity on the Company’s Condensed Consolidated Statements of Shareholders’ Equity and Condensed Consolidated Balance Sheets.

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

Federal Economic Development Loan

The Company’s wholly-owned subsidiary, SSIMWAVE, entered into a contribution agreement with the Federal Economic Development Agency for Southern Ontario (the “Federal Economic Development Loan”) on May 29, 2019, under which SSIMWAVE received $4.2 million Canadian Dollars (“CAD”) ($3.2 million) by way of repayable contributions toward certain eligible projects costs. The contributions under the agreement cover 35% of the eligible and supported costs of SSIMWAVE between January 10, 2019 and December 31, 2022. The contributions are repayable over 60 months, with repayments estimated to begin in January 2024, with an annual interest rate of 0%.

The benefit of the interest free loan has been determined by calculating the present value of the payments using a market-based interest rate and comparing this to the proceeds received. The benefit is being recorded as the interest free benefit of government funding within Interest Income on the Condensed Consolidated Statements of Operations. No benefit was recorded for the three and six months ended June 30, 2023, as the Company received the maximum contribution. The obligation is being accreted to its maturity amount, resulting in an interest expense of less than $0.1 million during the three months ended June 30, 2023 and $0.1 million during the six months ended June 30, 2023, which is being recorded within Interest Expense on the Company’s Condensed Consolidated Statements of Operations.

As of June 30, 2023, the Federal Economic Development Loan has a carrying value of $2.2 million, net of unaccreted interest benefit and is recorded within Convertible Notes and Other Borrowings, Net on the Company’s Condensed Consolidated Balance Sheets.

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

(i) In January 2004, the Company and IMAX Theatre Services Ltd., a subsidiary of the Company, commenced an arbitration seeking damages before the International Court of Arbitration of the International Chamber of Commerce (the “ICC”) with respect to the breach by Electronic Media Limited (“EML”) of its December 2000 agreement with the Company. In June 2004, the Company commenced a related arbitration before the ICC against EML’s affiliate, E-City Entertainment (I) PVT Limited (“E-City”). On March 27, 2008, the arbitration panel issued a final award in favor of the Company in the amount of $11.3 million, as well as an additional $2,512 each day in interest from October 1, 2007 until the date the award is paid. In July 2008, E-City commenced a proceeding in Mumbai, India seeking to prevent recognition of the ICC award in India. On March 10, 2017, the Supreme Court of India dismissed E-City’s petition. On March 29, 2017, the Company filed an Execution Application in the Bombay High Court seeking to enforce the ICC award against E-City and several related parties, which award the Company calculates to be $25.8 million, inclusive of interest, as of June 30, 2023. That matter is currently pending. The Company has also taken steps to enforce the ICC final award outside of India. In December 2011, the Ontario Superior Court of Justice issued an order recognizing the final award and requiring E-City to pay the Company $30,000 to cover the costs of the application, and in May 2012, the New York Supreme Court recognized the Canadian judgment and entered it as a New York judgment. The Company intends to continue pursuing its rights and seeking to enforce the award, although no assurances can be given with respect to the ultimate outcome.

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

(d)
Product Warranties

The Company’s accrual for product warranties, which is recorded within Accrued and Other Liabilities in the Condensed Consolidated Balance Sheets, was $0.1 million and $nil as of June 30, 2023 and December 31, 2022, respectively.

(e)
Director and Officer Indemnifications

The Company’s by-laws contain an indemnification of its current directors and officers, former directors and officers, and persons who have acted at its request to be a director and/or officer of an entity in which the Company is a shareholder or creditor, to indemnify them, to the extent permitted by the Canada Business Corporations Act, against expenses (including legal fees), judgments, fines and any amounts actually and reasonably incurred by them in connection with any action, suit or proceeding in which the directors and/or officers are sued as a result of their service, if they acted honestly and in good faith with a view to the best interests of the Company. In addition, the Company has entered into indemnification agreements with each of its directors in order to effectuate the foregoing. The nature of the indemnification prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to counterparties. The Company has purchased directors’ and officers’ liability insurance. No amount has been accrued in the Company’s Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022, with respect to this indemnity.

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

8. Condensed Consolidated Statements of Operations – Supplemental Information

(a)
Selling Expenses

The following table summarizes the Company’s selling expenses, including sales commissions and marketing and other, which are recognized within Costs and Expenses Applicable to Revenues in the Condensed Consolidated Statements of Operations, for three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023		2022
(In thousands of U.S. Dollars)	Sales Commissions	Marketing and Other	Sales Commissions	Marketing and Other
Technology sales(1)	$360	$167	$47	$38
Image enhancement and maintenance services(2)	—	3,572	—	4,850
Technology rentals(3)	36	450	(334)	265
Total	$396	$4,189	$(287)	$5,153

	Six Months Ended June 30,
	2023		2022
(In thousands of U.S. Dollars)	Sales Commissions	Marketing and Other	Sales Commissions	Marketing and Other
Technology sales(1)	$560	$183	$47	$200
Image enhancement and maintenance services(2)	—	10,344	—	7,765
Technology rentals(3)	109	710	(289)	730
Total	$669	$11,237	$(242)	$8,695

(1)
Sales commissions paid prior to the recognition of the related revenue are deferred and recognized upon the client acceptance of the IMAX System. Direct advertising and marketing costs for each IMAX System are expensed as incurred.
(2)
Film exploitation costs, including advertising and marketing costs, are expensed as incurred.
(3)
Sales commissions related to joint revenue sharing arrangements accounted for operating leases are recognized in the month they are earned by the salesperson, which is typically the month in which the IMAX System is installed, and are subject to subsequent performance-based adjustments. In the second quarter of 2022, a $0.3 million reversal of accrued commissions was recorded due to such performance-based adjustments. Direct advertising and marketing costs for each IMAX System are expensed as incurred.
(b)
Foreign Exchange

Included in Selling, General and Administrative Expenses for the three and six months ended June 30, 2023 are foreign currency net losses of $(0.5) million and $(0.6) million, respectively, (2022 — net losses of $(1.7) million and $(1.9) million, respectively) resulting from changes in exchange rates related to foreign currency denominated monetary assets and liabilities. (See Note 15(c) for additional information.)

(c)
Collaborative Arrangements

Joint Revenue Sharing Arrangements

The accounting policy for the Company’s joint revenue sharing arrangements is disclosed in Note 3(o) of the Company’s audited Consolidated Financial Statements in its 2022 Form 10-K.

Revenue attributable to transactions arising between the Company and its customers under joint revenue sharing arrangements are recorded within Revenues — Technology Sales (for hybrid joint revenue sharing arrangements) and Revenues — Technology Rentals (for traditional joint revenue sharing arrangements). For the three and six months ended June 30, 2023, such revenues totaled $20.6 million and $40.7 million, respectively (2022 — $19.0 million and $32.7 million, respectively).

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

Revenue attributable to transactions arising between the Company and its customers under IMAX film remastering and distribution arrangements are included in Revenues – Image Enhancement and Maintenance Services. For the three and six months ended June 30, 2023, such revenues totaled $29.2 million and $59.3 million, respectively, (2022 — $27.6 million and $47.1 million, respectively). (See Note 12(a) for a disaggregated presentation of the Company’s revenues.)

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

As of June 30, 2023, the Company is party to one co-produced film arrangement, which represents the VIE total assets balance of $1.6 million and liabilities balance of $0.3 million, and four other co-produced film arrangements, the terms of which are similar. The accounting policies relating to co-produced film arrangements are disclosed in Notes 3(a) and 3(o) of the Company’s 2022 Form 10-K.

For the three and six months ended June 30, 2023, an expense of $0.2 million and $0.3 million, respectively, (2022 — $0.2 million and $0.4 million, respectively) attributable to transactions between the Company and other parties involved in the production of the films have been included in Costs and Expenses Applicable to Revenues ― Image Enhancement and Maintenance Services.

9. Condensed Consolidated Statements of Cash Flows – Supplemental Information

(a)
Changes in other operating assets and liabilities

	Six Months Ended
	June 30,
(In thousands of U.S. Dollars)	2023	2022
Decrease (increase) in:
Financing receivables	$3,937	$7,978
Prepaid expenses	(1,074)	(3,203)
Variable consideration receivables	(13,413)	1,750
Other assets	(203)	43
(Decrease) increase in:
Accounts payable	(1,139)	3,865
Accrued and other liabilities	(7,251)	(18,112)
	$(19,143)	$(7,679)

(b)
Depreciation and amortization

	Six Months Ended
	June 30,
(In thousands of U.S. Dollars)	2023	2022
Film assets	$7,530	$7,878
Property, plant and equipment:
Equipment supporting joint revenue sharing arrangements	11,503	11,078
Other property, plant and equipment(1)	4,451	4,213
Other intangible assets(2)	2,896	2,961
Other assets(3)	818	893
	$27,198	$27,023

(1)
Includes the amortization of laser projection systems, camera, and lens upgrades recorded in Research and Development on the Condensed Consolidated Statements of Operations of $0.3 million in the six months ended June 30, 2023 (2022 — $0.3 million).
(2)
Includes the amortization of licenses and intellectual property recorded in Research and Development on the Condensed Consolidated Statements of Operations of $0.6 million in the six months ended June 30, 2023 (2022 — $0.6 million).
(3)
Includes the amortization of lessee incentives provided by the Company to its customers under joint revenue sharing arrangements.
(c)
Write-downs

	Six Months Ended
	June 30,
(In thousands of U.S. Dollars)	2023	2022
Other assets (1)	$—	$4,470
Property, plant and equipment:
Equipment supporting joint revenue sharing arrangements(2)	398	212
Other property, plant and equipment	2	6
Inventories	74	278
Film assets	—	466
	$474	$5,432

(1)
In the six months ended June 30, 2022, the Company recognized a full impairment of its RMB 30.0 million (4.5 million) investment in the film Mozart from Space based on projected box office results and distribution costs. (See Note 15(e).)
(2)
In the six months ended June 30, 2023, the Company recorded charges of $0.4 million (2022 ― $0.2 million) in Costs and Expenses Applicable to Revenues ― Technology Rentals mostly related to the write-down of leased xenon-based digital systems which were taken out of service in connection with customer upgrades to laser-based digital systems, as well as the closure of one IMAX System.
(d)
Significant non-cash investing activities

	Six Months Ended
	June 30,
(In thousands of U.S. Dollars)	2023	2022
Net (decrease) increase in accruals related to:
Investment in equipment supporting joint revenue sharing arrangements	$(444)	$409
Acquisition of other intangible assets	21	43
Purchases of property, plant and equipment	536	—
	$113	$452

(e) Significant non-cash financing activities

In the six months ended June 30, 2022, the Company declared a dividend to non-controlling interests of $2.6 million, which was paid in July 2022 and was recorded on the Condensed Consolidated Balance Sheets within Accrued and Other Liabilities as of June 30, 2022.

10. Income Taxes

(a)
Income Tax Expense

For the three months ended June 30, 2023, the Company recorded income tax expense of $3.5 million (2022 — $3.1 million). For the three months ended June 30, 2023, the Company’s effective tax rate differs from the combined Canadian federal and provincial statutory income tax rate due to the following factors:

	Three Months Ended		Three Months Ended
	June 30, 2023		June 30, 2022
(In thousands of U.S. Dollars, except rates)	Amount	Rate	Amount	Rate
Income tax (expense) benefit at combined statutory rates	$(3,465)	26.5%	$296	26.5%
Adjustments resulting from:
Increase in valuation allowance	(74)	0.6%	(5,426)	(485.3%)
Shortfall tax benefits related to share-based compensation	—	—	(23)	(2.1%)
Changes to tax reserves	(291)	2.2%	(251)	(22.5%)
Changes to deferred tax assets and liabilities resulting from audit and other tax return adjustments	(179)	1.4%	2,497	223.4%
Other	548	(4.2%)	(226)	(20.2%)
Income tax expense	$(3,461)	26.5%	$(3,133)	(280.2%)

For the three months ended June 30, 2023, the Company recorded an additional $0.1 million (2022 — increase of $5.4 million) valuation allowance against deferred tax assets. The valuation allowance includes an increase of $1.4 million in reporting entities where management cannot reliably forecast that sufficient future tax liabilities will arise. Accordingly, the tax benefit associated with the current period losses in these reporting entities is not reflected in the Company’s Condensed Consolidated Statements of Operations. The valuation allowance is partially offset by a decrease of $1.3 million related to the recognition of certain losses in IMAX China Holding, Inc. (“IMAX China”) that management now considers to be realizable.

For the six months ended June 30, 2023, the Company recorded income tax expense of $8.3 million (2022 — $5.7 million). For the six months ended June 30, 2023, the Company’s effective tax rate differs from the combined Canadian federal and provincial statutory income tax rate due to the following factors:

	Six Months Ended		Six Months Ended
	June 30, 2023		June 30, 2022
(In thousands of U.S. Dollars, except rates)	Amount	Rate	Amount	Rate
Income tax (expense) benefit at combined statutory rates	$(6,117)	26.5%	$2,772	26.5%
Adjustments resulting from:
Increase of valuation allowance	(1,684)	7.3%	(10,435)	(99.8%)
Shortfall excess tax benefits related to share-based compensation	(83)	0.4%	(152)	(1.5%)
Changes to tax reserves	(549)	2.4%	(411)	(3.9%)
Changes to deferred tax assets and liabilities resulting from audit and other tax return adjustments	(179)	0.8%	2,497	23.9%
Other	266	(1.2%)	(14)	(0.1%)
Income tax expense	$(8,346)	36.2%	$(5,743)	(54.9%)

As of June 30, 2023, the Company’s Condensed Consolidated Balance Sheets include deferred income tax assets of $11.5 million, net of a valuation allowance of $64.5 million (December 31, 2022 — $9.9 million, net of a valuation allowance of $62.9 million). A net increase of $1.7 million in the valuation allowance recorded in the six months ended June 30, 2023, includes an increase of $3.0 million in reporting entities where management cannot reliably forecast that sufficient future tax liabilities will arise. Accordingly, the tax benefit associated with the current period losses in these reporting entities is not reflected in the Company's Condensed Consolidated Statements of Operations. The valuation allowance is partially offset by a decrease of $1.3 million related to the recognition of certain losses in IMAX China that management now considers to be realizable. The valuation allowance is determined at the level of each reporting entity and is expected to reverse at the point in time when management determines it is more likely than not that the reporting entity will incur sufficient tax liabilities to allow it to utilize the deferred tax assets against which the valuation allowance is recorded.

As of June 30, 2023, the Company’s Condensed Consolidated Balance Sheets also include deferred tax liabilities of $13.6 million (December 31, 2022 — $14.9 million).

(b)
Income Tax Effect on Other Comprehensive (Loss) Income

For the three and six months ended June 30, 2023 and 2022, the Income Tax (Expense) Benefit related to the components of Other Comprehensive (Loss) Income (“OCI”) is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands of U.S. Dollars)	2023	2022	2023	2022
Unrealized change in cash flow hedging instruments	$(180)	$159	$(215)	$77
Realized change in cash flow hedging instruments	(32)	(17)	(121)	(25)
Defined benefit and postretirement benefit plans	46	(12)	92	(24)
	$(166)	$130	$(244)	$28

11. Capital Stock and Reserves

(a)
Share-Based Compensation

For the three and six months ended June 30, 2023, share-based compensation expense totaled $6.8 million and $11.9 million, respectively, (2022 — $7.6 million and $13.7 million, respectively) and is reflected in the following accounts in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands of U.S. Dollars)	2023	2022	2023	2022
Costs and expenses applicable to revenues	$249	$269	$512	$508
Selling, general and administrative expenses	6,469	7,263	11,665	12,989
Research and development	105	105	204	192
Executive transition costs	—	—	(499)	—
	$6,823	$7,637	$11,882	$13,689

The following table summarizes the Company’s share-based compensation expense by each award type:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands of U.S. Dollars)	2023	2022	2023	2022
Stock Options	$—	$122	$84	$329
Restricted Share Units	3,829	4,478	7,194	7,889
Performance Stock Units	2,001	1,724	2,925	3,453
IMAX China Stock Options	1	24	11	58
IMAX China Long Term Incentive Plan Restricted Share Units	848	1,093	1,389	1,590
IMAX China Long Term Incentive Plan Performance Stock Units	144	196	279	370
	$6,823	$7,637	$11,882	$13,689

For the three and six months ended June 30, 2023, the Company's share-based compensation expense includes $1.7 million related to restricted share units granted to non-employees (2022 — $1.3 million).

Stock Option Summary

The following table summarizes the activity under the Company’s Stock Option Plan (“SOP”) and the IMAX Corporation Second Amended and Restated Long-Term Incentive Plan (as may be amended, “IMAX LTIP”) for the six months ended June 30, 2023 and 2022:

	Number of Shares		Weighted Average Exercise Price Per Share
	2023	2022	2023	2022
Stock options outstanding, beginning of period	3,604,739	3,736,157	$26.36	$26.61
Expired	(268,939)	(126,569)	27.92	33.61
Cancelled	—	(2,197)	—	32.50
Stock options outstanding, end of period	3,335,800	3,607,391	26.24	26.36
Stock options exercisable, end of period	3,335,800	3,524,888	26.24	26.45

Stock options are no longer granted under the Company’s previously approved SOP.

IMAX LTIP Restricted Share Units (“RSU”) Summary

The following table summarizes the activity in respect of RSUs issued under the IMAX LTIP for the six months ended June 30, 2023 and 2022:

	Number of Awards		Weighted Average Grant Date Fair Value Per Share
	2023	2022	2023	2022
RSUs outstanding, beginning of period	1,252,044	1,457,883	$19.16	$19.16
Granted	882,997	690,509	17.79	19.43
Vested and settled	(741,054)	(711,376)	18.68	18.68
Forfeited	(86,208)	(28,060)	19.28	20.16
RSUs outstanding, end of period	1,307,779	1,408,956	18.51	19.51

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

The amount and timing of compensation expense recognized for PSUs with EBITDA-based targets is dependent upon management’s assessment of the likelihood of achieving these targets. If, as a result of management’s assessment, it is projected that a greater number of PSUs will vest than previously anticipated, a life-to-date adjustment to increase compensation expense is recorded in the period that such determination is made. Conversely, if, as a result of management’s assessment, it is projected that a lower number of PSUs will vest than previously anticipated, a life-to-date adjustment to decrease compensation expense is recorded in the period that such determination is made. The expense recognized in the six months ended June 30, 2023 and 2022 includes adjustments reflecting management’s estimate of the number of PSUs with EBITDA-based targets expected to vest.

The following table summarizes the activity in respect of PSUs issued under the IMAX LTIP for the six months ended June 30, 2023 and 2022:

	Number of Awards		Weighted Average Grant Date Fair Value Per Share
	2023	2022	2023	2022
PSUs outstanding, beginning of period	931,716	613,405	$18.96	$18.21
Granted(1)	581,081	359,138	17.68	20.34
Forfeited	(213,366)	(8,073)	18.13	20.90
Vested and settled(1)	(368,602)	—	16.92	—
PSUs outstanding, end of period	930,829	964,470	19.16	18.98

(1)
For the six months ended June 30, 2023, the balance of shares granted includes 157,963 additional shares, at a weighted average grant date fair value per share of $16.92, as PSUs granted in 2020 with EBITDA-based targets vested at 175% on account of full achievement of the targets.

As of June 30, 2023, the maximum number of shares of common stock that may be issued with respect to PSUs outstanding is 1,605,621, assuming full achievement of the EBITDA and TSR targets.

(b)
Issuer Purchases of Equity Securities

In 2023, the Company’s Board of Directors approved a 36-month extension to its share repurchase program through June 30, 2026. The Company’s total share repurchase authority is $400.0 million under the current share repurchase program. As of June 30, 2023, the Company has $191.5 million available under the repurchased program. The repurchases may be made either in the open market or through private transactions, including repurchases made pursuant to a plan intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, subject to market conditions, applicable legal requirements, and other relevant factors. The Company has no obligation to repurchase shares and the share repurchase program may be suspended or discontinued by the Company at any time.

During the three and six months ended June 30, 2023, the Company repurchased 21,024 and 130,501 common shares, respectively, at an average price of $16.89 and $15.20 per share, respectively, for a total of $0.4 million and $2.0 million, respectively, excluding commissions. The repurchases for the six months ended June 30, 2023 excludes repurchases of 140,000 shares with trade dates in December 2022, which were settled in January 2023 at an average price of $14.45 per share, for a total of $2.0 million, excluding commissions. During the three and six months ended June 30, 2022, the Company repurchased 2,702,548 and 3,083,200 common shares, respectively, at an average price of $15.92 and $15.99 per share, for a total of $43.0 million and $49.3 million, respectively, excluding commissions. During the three and six months ended June 30, 2023 and 2022, there were no shares purchases in the administration of employee share based plans.

As of June 30, 2023 and December 31, 2022, the IMAX LTIP trustee did not hold any shares. Any shares held with the trustee are recorded at cost and are reported as a reduction against Capital Stock on the Company’s Condensed Consolidated Balance Sheets.

In 2022, IMAX China's shareholders granted its Board of Directors a general mandate authorizing the Board, subject to applicable laws, to repurchase shares of IMAX China not to exceed 10% of the total number of issued shares as of June 23, 2022 (34,063,480 shares). This program expired on the date of the 2023 Annual General Meeting of IMAX China on June 6, 2023. During the 2023 Annual General Meeting, shareholders approved the repurchase of shares of IMAX China not to exceed 10% of the total number of shares as of June 6, 2023 (33,959,314 shares). While this program would have been valid until the 2024 Annual General Meeting of IMAX China, pursuant to the transaction described in Note 18 — Subsequent Event, IMAX China will not execute any additional share repurchases. The repurchases may be made in the open market or through other means permitted by applicable laws. IMAX China has no obligation to repurchase its shares and the share repurchase program may be suspended or discontinued by IMAX China at any time.

During the three and six months ended June 30, 2023, IMAX China did not repurchase any common shares. During the six months ended June 30, 2022, IMAX China repurchased 1,448,000 common shares, at an average price of HKD 9.89 per share, ($1.26 per share) for a total of HKD 14.3 million ($1.8 million). IMAX China did not have any share repurchases in the first quarter of 2022. The change in the non-controlling interest attributable to IMAX China as a result of common shares repurchased is recorded as a reduction to Non-Controlling Interests in the Condensed Consolidated Balance Sheets and the Condensed Consolidated Statements of Shareholders’ Equity. The difference between the consideration paid and the ownership interest obtained as a result of IMAX China share repurchases is recorded within Other Equity in the Condensed Consolidated Balance Sheets and the Condensed Consolidated Statements of Shareholders’ Equity.

On July 12, 2023, the Company announced it has filed a proposal to acquire the outstanding shares of IMAX China. (See Note 18.)

(c)
Basic and Diluted Weighted Average Shares Outstanding

The following table reconciles the denominator of the basic and diluted weighted average share computations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
(In thousands)
Issued and outstanding, beginning of period	54,590	58,751	54,149	58,654
Weighted average number of shares issued (repurchased), net	1	(1,431)	179	(711)
Weighted average number of shares outstanding - basic	54,591	57,320	54,328	57,943
Weighted average effect of potential common shares, if dilutive	729	—	817	—
Weighted average number of shares outstanding - diluted	55,320	57,320	55,145	57,943

For the three and six months ended June 30, 2023, the calculation of diluted weighted average shares outstanding excludes 2,868,749 and 3,379,371 shares, respectively (2022 — 4,557,526 and 6,302,818 shares, respectively) that are issuable upon the vesting or exercise of share-based compensation including: (i) 23,122 and 10,765 RSUs, respectively (2022 — 775,191 and 1,408,956 RSUs, respectively), (ii) 32,806 PSUs, respectively (2022 — 174,944 and 1,286,471 PSUs, respectively) and (iii) 2,812,821 and 3,335,800 stock options, respectively (2022 — 3,607,391 stock options, respectively), as the effect would be anti-dilutive.

The calculation of diluted weighted average shares outstanding for the three and six months ended June 30, 2023 and 2022 also excludes any shares potentially issuable upon the conversion of the Convertible Notes as the average market price of the Company’s common shares during the period of time they were outstanding was less than the conversion price of the Convertible Notes.

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

The statutory surplus reserve of RMB 36.4 million ($5.6 million) has reached 50% of its PRC subsidiaries’ registered capital, as such no further contributions to the reserve are required.

12. Revenue from Contracts with Customers

(a)
Disaggregated Information About Revenue

In the first quarter of 2023, the Company updated its reportable segments (see Note 13). Prior period comparatives have been revised to conform with the current period presentation. The following tables summarize the Company’s Revenues by reportable segment and revenue stream type for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30, 2023
(In thousands of U.S. Dollars)	Technology Sales	Image Enhancement and Maintenance Services	Technology Rentals	Finance Income	Total
Content Solutions Segment
Film Remastering and Distribution	$—	$29,219	$—	$—	$29,219
Other Content Solutions	—	2,071	—	—	2,071
	—	31,290	—	—	31,290
Technology Products and Services Segment
System Sales	27,734	—	—	—	27,734
System Rentals	—	—	19,546	—	19,546
Maintenance	—	14,490	—	—	14,490
Finance Income	—	—	—	2,206	2,206
	27,734	14,490	19,546	2,206	63,976
Sub-total for reportable segments	27,734	45,780	19,546	2,206	95,266
All Other	1,626	1,087	—	—	2,713
Total	$29,360	$46,867	$19,546	$2,206	$97,979

	Six Months Ended June 30, 2023
(In thousands of U.S. Dollars)	Technology Sales	Image Enhancement and Maintenance Services	Technology Rentals	Finance Income	Total
Content Solutions Segment
Film Remastering and Distribution	$—	$59,292	$—	$—	$59,292
Other Content Solutions	—	4,099	—	—	4,099
	—	63,391	—	—	63,391
Technology Products and Services Segment
System Sales	43,853	—	—	—	43,853
System Rentals	—	—	39,604	—	39,604
Maintenance	—	28,041	—	—	28,041
Finance Income	—	—	—	4,145	4,145
	43,853	28,041	39,604	4,145	115,643
Sub-total for reportable segments	43,853	91,432	39,604	4,145	179,034
All Other	3,329	2,562	—	—	5,891
Total	$47,182	$93,994	$39,604	$4,145	$184,925

	Three Months Ended June 30, 2022
(In thousands of U.S. Dollars)	Technology Sales	Image Enhancement and Maintenance Services	Technology Rentals	Finance Income	Total
Content Solutions Segment
Film Remastering and Distribution	$—	$27,581	$—	$—	$27,581
Other Content Solutions	—	1,963	—	—	1,963
	—	29,544	—	—	29,544
Technology Products and Services Segment
System Sales	7,393	—	—	—	7,393
System Rentals	—	—	18,525	—	18,525
Maintenance	—	14,683	—	—	14,683
Finance Income	—	—	—	2,256	2,256
	7,393	14,683	18,525	2,256	42,857
Sub-total for reportable segments	7,393	44,227	18,525	2,256	72,401
All Other	836	731	—	—	1,567
Total	$8,229	$44,958	$18,525	$2,256	$73,968

	Six Months Ended June 30, 2022
(In thousands of U.S. Dollars)	Technology Sales	Image Enhancement and Maintenance Services	Technology Rentals	Finance Income	Total
Content Solutions Segment
Film Remastering and Distribution	$—	$47,145	$—	$—	$47,145
Other Content Solutions	—	3,369	18	—	3,387
	—	50,514	18	—	50,532
Technology Products and Services Segment
System Sales	15,366	—	—	—	15,366
System Rentals	—	—	31,168	—	31,168
Maintenance	—	29,625	—	—	29,625
Finance Income	—	—	—	4,561	4,561
	15,366	29,625	31,168	4,561	80,720
Sub-total for reportable segments	15,366	80,139	31,186	4,561	131,252
All Other	1,839	913	—	—	2,752
Total	$17,205	$81,052	$31,186	$4,561	$134,004

For the three and six months ended June 30, 2023, revenues earned from Technology Sales include variable consideration of $11.8 million and $17.3 million, respectively (2022 — $0.9 million and $1.3 million, respectively). Variable consideration revenues represent an estimate of the contingent fees that may become due if certain annual minimum box office receipt thresholds are exceeded and are recorded as revenue in the period when the sale is recognized and may be adjusted in future periods based on actual results and changes in estimates over the term of the system agreement.

For the three and six months ended June 30, 2023, revenues earned from leasing arrangements total $20.4 million and $42.8 million (2022 — $19.1 million and $32.7 million, respectively), including $19.5 million and $39.6 million, respectively, in Revenues ― Technology Rentals (2022 — $18.5 million and $31.2 million, respectively), and $0.9 million and $3.2 million, respectively, in Revenues ― Technology Sales (2022 — $0.6 million and $1.6 million, respectively).

(b)
Deferred Revenue

IMAX System sale and lease arrangements include a requirement for the Company to provide maintenance services over the life of the arrangement, some of which are subject to a consumer price index adjustment each year. In circumstances where customers prepay the entire term’s maintenance fee based on the original arrangement, additional payments are due to the Company for the years after its extended warranty and maintenance obligations expire. Payments, upon renewal each year, are either prepaid or made in arrears and can vary in frequency from monthly to annually. As of June 30, 2023, $19.6 million of consideration has been deferred in relation to outstanding maintenance services to be provided on existing maintenance contracts (December 31, 2022 — $21.0 million). Maintenance revenue is recognized evenly over the contract term which coincides with the period over which maintenance services are provided. In the event of customer default, any payments made by the customer may be retained by the Company.

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

During the three and six months ended June 30, 2023, $23.7 million and $41.0 million of revenue, respectively, was recognized that was included in the $70.9 million balance of deferred revenue as of December 31, 2022 . During the three and six months ended June 30, 2022, $14.4 million and $31.2 million of revenue, respectively, was recognized that was included in the $81.3 million balance of deferred revenue as of December 31, 2021.

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

The following table presents the Company’s revenue and gross margin by reportable segment for the three months ended June 30, 2023 and 2022:

	Revenue(1)		Gross Margin
(In thousands of U.S. Dollars)	2023	2022	2023	2022
Content Solutions	$31,290	$29,544	$19,996	$17,354
Technology Products and Services	63,976	42,857	36,411	25,709
Sub-total for reportable segments	95,266	72,401	56,407	43,063
All Other(2)	2,713	1,567	1,480	973
Total	$97,979	$73,968	$57,887	$44,036

The following table presents the Company’s revenue and gross margin by reportable segment for the six months ended June 30, 2023 and 2022:

	Revenue(1)		Gross Margin
(In thousands of U.S. Dollars)	2023	2022	2023	2022
Content Solutions	$63,391	$50,532	$37,991	$29,979
Technology Products and Services	115,643	80,720	66,302	44,125
Sub-total for reportable segments	179,034	131,252	104,293	74,104
All Other(2)	5,891	2,752	3,645	1,703
Total	$184,925	$134,004	$107,938	$75,807

(1)
The Company’s largest customer represents 11% and 8% of total Revenues for the three and six months ended June 30, 2023, respectively (2022 — 17% and 15%, respectively). No single customer comprises more than 10% of the Company’s total Accounts Receivable as of June 30, 2023 and December 31, 2022.
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

The following table summarizes the Company’s revenues by geographic area for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands of U.S. Dollars)	2023	2022	2023	2022
United States	$32,799	$33,646	$59,552	$52,713
Greater China	19,112	11,237	45,678	32,713
Western Europe	19,810	10,701	29,978	17,762
Asia (excluding China)	15,955	11,357	26,607	17,124
Canada	4,102	2,543	11,298	4,429
Latin America	2,833	1,968	4,436	3,740
Rest of the World	3,368	2,516	7,376	5,523
Total	$97,979	$73,968	$184,925	$134,004

United States and Greater China each comprises greater than 10% of the Company’s total revenues for the six months ended June 30, 2023 and 2022.

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

As of June 30, 2023, the Company’s projected benefit obligation under the SERP is $17.7 million (December 31, 2022 — $17.3 million). For the three and six months ended June 30, 2023, the Company recorded interest costs of $0.2 million and $0.4 million, respectively, (2022 — less than $0.1 million and $0.1 million, respectively) related to the SERP. The Company expects to recognize additional interest costs of $0.4 million related to the SERP during the remainder of 2023. No contributions are expected to be made to the SERP in 2023.

(b)
Defined Contribution Pension Plan

The Company also maintains defined contribution plans for its employees, including its executive officers. The Company makes contributions to these plans on behalf of employees in an amount up to 5% of their base salary subject to certain prescribed maximums. During the three and six months ended June 30, 2023, the Company contributed and recorded expense of $0.3 million and $0.6 million, respectively, (2022 — $0.3 million and $0.6 million, respectively) to its Canadian defined contribution plan and $0.2 million and $0.5 million, respectively, (2022 — $0.1 million and $0.4 million, respectively) to its defined contribution employee plan under Section 401(k) of the U.S. Internal Revenue Code.

(c)
Postretirement Benefits – Executives

The Company has an unfunded postretirement plan for Mr. Gelfond and Bradley J. Wechsler, former Chairman of the Company’s Board of Directors (the “Executive Postretirement Benefit Plan”). The Executive Postretirement Benefit Plan provides that the Company will maintain health benefits for Messrs. Gelfond and Wechsler until they become eligible for Medicare and, thereafter, the Company will provide Medicare supplemental coverage as selected by Messrs. Gelfond and Wechsler. Mr. Wechsler retired from the Company’s Board of Directors on June 9, 2021, and the Company is providing him with Medicare supplemental coverage or its cash equivalent.

As of June 30, 2023, the Company’s postretirement benefits obligation under this plan is $0.5 million (December 31, 2022 — $0.5 million). For the three and six months ended June 30, 2023, the Company has recorded an expense of less than $0.1 million (2022 — less than $0.1 million) related to this plan.

(d)
Postretirement Benefits – Canadian Employees

The Company has an unfunded postretirement plan for its Canadian employees meeting specific eligibility requirements. The Company will provide eligible participants, upon retirement, with health and welfare benefits. As of June 30, 2023, the Company’s postretirement benefits obligation under this plan is $0.9 million (December 31, 2022 — $1.0 million). For the three and six months ended June 30, 2023, the Company has recorded expense of less than $0.1 million and $0.1 million, respectively, (2022 — less than $0.1 million and $0.1 million, respectively) related to this plan.

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

As of June 30, 2023, the benefit obligation related to the Retirement Plan was $4.0 million (December 31, 2022 — $3.9 million) and is recorded on the Company’s Condensed Consolidated Balance Sheets within Accrued and Other Liabilities. As the Retirement Plan is fully vested, the benefit obligation is measured at the present value of the benefits expected to be paid in the future with the accretion of interest recognized in the Condensed Consolidated Statements of Operations within Retirement Benefits Non-Service Expense.

The Retirement Plan is funded by an investment in company-owned life insurance (“COLI”), which is recorded at its fair value on the Company’s Condensed Consolidated Balance Sheets within Prepaid Expenses. As of June 30, 2023, fair value of the COLI asset was $3.5 million (December 31, 2022 — $3.4 million). Gains and losses resulting from changes in the cash surrender value of the COLI asset are recognized in the Condensed Consolidated Statements of Operations within Realized and Unrealized Investment Gains.

15. Financial Instruments

(a)
Financial Instruments

The Company maintains cash with various major financial institutions. The Company’s cash is invested with highly rated financial institutions. The Company’s $95.3 million balance of cash and cash equivalents as of June 30, 2023 (December 31, 2022 — $97.4 million) includes $83.3 million in cash held outside of Canada (December 31, 2022 — $79.7 million). As of June 30, 2023, cash and cash equivalents held by IMAX China was $73.6 million (December 31, 2022 —$75.0 million), of which $27.2 million was held in the PRC (December 31, 2022 — $43.7 million).

(b)
Fair Value Measurements

The carrying values of the Company’s Cash and Cash Equivalents, Accounts Receivable, Accounts Payable and Accrued Liabilities due within one year approximate their fair values due to the short-term maturity of these instruments. Including these instruments, the Company’s financial instruments consist of the following:

	As of June 30, 2023		As of December 31, 2022
(In thousands of U.S. Dollars)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Level 1
Cash and cash equivalents(1)	$95,266	$95,266	$97,401	$97,401
Equity securities(2)	1,046	1,046	1,035	1,035
Level 2
Net financed sales receivables(3)	$96,170	$96,856	$101,052	$100,059
Net investment in sales-type leases(3)	29,280	28,543	28,332	27,972
Equity securities(1)	1,000	1,000	1,000	1,000
COLI(4)	3,458	3,458	3,398	3,398
Foreign exchange contracts — designated forwards(2)	635	635	(649)	(649)
Wells Fargo Credit Facility borrowings(1)	(20,000)	(20,000)	(25,000)	(25,000)
HSBC China Facility borrowings(1)	(8,917)	(8,917)	(12,496)	(12,496)
Bank of China Facility borrowings(1)	(361)	(361)	(374)	(374)
Federal Economic Development Loan(3)	(2,157)	(2,157)	(1,782)	(1,782)
Convertible Notes(5)	(230,000)	(211,600)	(230,000)	(196,717)
Level 3
Interest in film classified as a financial instrument(6)	$—	$—	$—	$—

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

The Company has entered into a series of foreign currency forward contracts to manage the risks associated with the volatility of foreign currencies. Certain of these foreign currency forward contracts met the criteria required for hedge accounting under the Derivatives and Hedging Topic of the FASB ASC at inception, and continue to meet hedge effectiveness tests as of June 30, 2023 (the “Foreign Currency Hedges”), with settlement dates throughout 2023 and 2024. Foreign currency derivatives are recognized and measured in the Condensed Consolidated Balance Sheets at fair value. Changes in the fair value (i.e., gains or losses) are recognized in the Condensed Consolidated Statements of Operations except for derivatives designated and qualifying as foreign currency cash flow hedging instruments. The Company currently has cash flow hedging instruments associated with Selling, General and Administrative Expenses. For foreign currency cash flow hedging instruments related to Selling, General and Administrative Expenses, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in Accumulated Other Comprehensive (Loss) Income (“AOCI”) and reclassified to the Condensed Consolidated Statements of Operations when the forecasted transaction occurs. Any ineffective portion is recognized immediately in the Condensed Consolidated Statements of Operations.

The notional value of foreign currency cash flow hedging instruments that qualify for hedge accounting as of June 30, 2023 was $39.2 million (December 31, 2022 — $24.7 million). The Company currently does not hold any derivatives which are not designated as hedging instruments.

The following tabular disclosures reflect the impact that derivative instruments and hedging activities have on the Company’s Condensed Consolidated Financial Statements:

Fair value of derivatives in foreign exchange contracts:

		June 30,	December 31,
(In thousands of U.S. Dollars)	Balance Sheet Location	2023	2022
Derivatives designated as hedging instruments:
Foreign exchange contracts — Forwards	Other assets	$725	$50
	Accrued and other liabilities	(90)	(699)
		$635	$(649)

Derivatives in foreign currency hedging relationships are as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
(In thousands of U.S. Dollars)		2023	2022	2023	2022
Foreign exchange contracts	Derivative Gain (Loss)
— Forwards	Recognized in OCI
	(Effective Portion)	$688	$(610)	$822	$(295)

	Location of Derivative Loss
	Reclassified from AOCI	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands of U.S. Dollars)	(Effective Portion)	2023	2022	2023	2022
Foreign exchange contracts	Selling, general and
— Forwards	administrative expenses	$(123)	$(66)	$(462)	$(95)

The Company’s estimated net amount of the existing gains as of June 30, 2023 is $0.5 million, which is expected to be reclassified to the Condensed Consolidated Statements of Operations within the next twelve months.

(d)
Investments in Equity Securities

The Company has an investment in the shares of an exchange traded fund which is classified as an equity investment. As of June 30, 2023, the value of the investment was $1.0 million (December 31, 2022 — $1.0 million) and is recorded within Investment in Equity Securities in the Condensed Consolidated Balance Sheets.

The Company held an investment in the preferred shares of enterprises which meets the criteria for classification as an equity security carried at historical cost, net of impairment charges. The carrying value of the equity security investment was $1.0 million as of June 30, 2023 (December 31, 2022 — $1.0 million) and is recorded within Other Assets in the Condensed Consolidated Balance Sheets.

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

16. Executive Transition Costs

On March 13, 2023, the Company and Megan Colligan, President, IMAX Entertainment and Executive Vice President of the Company, agreed to conclude Ms. Colligan’s employment with the Company, effective April 30, 2023. Pursuant to the employment agreement between the Company and Ms. Colligan, dated as of October 10, 2018, and the letter agreement between the Company and Ms. Colligan, dated as of March 15, 2023, the Company recognized executive transition costs of $1.4 million associated with the departure of Ms. Colligan during the first quarter of 2023. The costs include severance of $1.6 million, transition services covering three months of $0.8 million, and the reversal of previously recognized share-based compensation costs of $1.0 million for PSU forfeitures. There were no additional costs incurred in the second quarter of 2023.

17. Non-Controlling Interests

(a)
IMAX China Non-Controlling Interest

The Company indirectly owns 71.63% of IMAX China, whose shares trade on the Hong Kong Stock Exchange (December 31, 2022 — 71.73%). IMAX China remains a consolidated subsidiary of the Company. As of June 30, 2023, the balance of the Company’s non-controlling interest in IMAX China is $66.2 million (December 31, 2022 — $65.7 million). For the three and six months ended June 30, 2023, the net income attributable to the non-controlling interest in IMAX China is $1.3 million and $3.9 million, respectively, (2022 — net loss of $(1.4) million and net income of $0.3 million, respectively).

On July 12, 2023, the Company announced it has filed a proposal to acquire the outstanding shares of IMAX China. (See Note 18 for additional information.)

(b)
Other Non-Controlling Interest

The Company’s Original Film Fund was established in 2014 to co-finance a portfolio of 10 original large-format films. The initial investment in the Original Film Fund was committed by a third party in the amount of $25.0 million, with the possibility of contributing additional funds. The Company has contributed $9.0 million to the Original Film Fund since 2014 and has reached its maximum contribution. As of June 30, 2023, the Original Film Fund has invested $22.3 million toward the development of original films. The related production, financing and distribution agreement includes put and call rights relating to change of control of the rights, title and interest in the co-financed pictures.

(c)
Non-Controlling Interest in Temporary Equity

The following table summarizes the movement of the non-controlling interest in temporary equity related to the Original Film Fund for the six months ended June 30, 2023 and 2022:

	June 30,
(In thousands of U.S. Dollars)	2023	2022
Beginning balance	$722	$758
Net income (loss)	10	(16)
Ending balance	$732	$742

18. Subsequent Event

On July 12, 2023, the Company announced it has filed a proposal to acquire the outstanding 96.3 million shares in IMAX China for approximately HK$10 per share in cash ($124 million). The offer represents an approximate 49% premium to the 30-trading day average closing price. Upon approval of the offer and the scheme of arrangement, IMAX Corporation will own 100% of IMAX China.

The acquisition of IMAX China is subject to customary closing conditions, including the receipt of IMAX China shareholder and other approvals. The offer has been approved by both IMAX Corporation and IMAX China’s Boards of Directors. There is no guarantee that the acquisition will be approved by IMAX China shareholders or that other closing conditions will be satisfied. The acquisition, if successful, is expected to close later this year.

In conjunction with this transaction, the Company obtained a consent on June 30, 2023 under the Credit Facility to temporarily increase the LC Accommodations Sublimit from $25.0 million to $130.0 million. On July 11, 2023, the Company obtained a Standby LC in the amount of $130.0 million in favor of Morgan Stanley Asia Limited, the financial adviser for the transaction, to provide certainty of funds for the proposed proceeds and transaction costs payable with respect to the transaction. The LC and the temporary increase of the Sublimit will expire upon the earlier of the draw or cancellation of the LC by Morgan Stanley or January 15, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Presented below is Management’s Discussion and Analysis of Financial Condition and Results of Operations (or “MD&A”) for IMAX Corporation and its consolidated subsidiaries (“IMAX” or the “Company”) for the three and six months ended June 30, 2023 and 2022. In the first quarter of 2023, the Company revised its internal segment reporting, including the information provided to its Chief Operating Decision Maker (“CODM”) to assess segment performance and allocate resources, and, as a result, updated its reportable segments. Prior period comparatives in this MD&A have been revised to conform with the updated segment reporting presentation. MD&A should be read in conjunction with Note 13, “Segment Reporting,” in the accompanying Condensed Consolidated Financial Statements in Item 1.

As of June 30, 2023, the Company indirectly owns 71.63% of IMAX China Holding, Inc. (“IMAX China”), whose shares trade on the Hong Kong Stock Exchange. IMAX China is a consolidated subsidiary of the Company. For the three months ended June 30, 2023, net income attributable to IMAX China is $4.5 million, of which $3.2 million is attributable to the shareholders of the Company (2022 — net loss of $(4.8) million and $(3.4) million, respectively).

On July 12, 2023, the Company announced it has filed a proposal to acquire the outstanding 96.3 million shares in IMAX China for approximately HK$10 per share in cash ($124.0 million). The offer represents an approximate 49% premium to the 30-trading day average closing price. Upon approval of the offer and the scheme of arrangement, the Company will own 100% of IMAX China.

The proposed acquisition of IMAX China is expected to provide the Company with greater operational flexibility to pursue new growth opportunities and applications of IMAX technology in the Chinese market. The acquisition of IMAX China is subject to customary closing conditions, including the receipt of IMAX China shareholder and other approvals. The offer has been approved by both the Company’s and IMAX China’s Boards of Directors. There is no guarantee that the acquisition will be approved by IMAX China shareholders or that other closing conditions will be satisfied. The acquisition, if successful, is expected to close later this year. For additional information on the transaction, please refer to the Joint Announcement, dated July 12, 2023, filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the United States Securities and Exchange Commission (the “SEC”) on July 13, 2023.

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

Certain statements included in this quarterly report may constitute “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995 or “forward-looking information” within the meaning of Canadian securities laws. These forward-looking statements include, but are not limited to, references to business and technology strategies and measures to implement strategies, competitive strengths, goals, expansion and growth of business, operations and technology, future capital expenditures (including the amount and nature thereof), industry prospects and consumer behavior, statements regarding the closing and expected benefits of the acquisition of IMAX China and the emergence of Cineworld from bankruptcy, as well as plans and references to the future success of the Company and expectations regarding its future operating, financial and technological results. These forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform with the expectations and predictions of the Company is subject to a number of risks and uncertainties, including, but not limited to, risks related to the adverse impact of the COVID-19 pandemic; risks associated with investments and operations in foreign jurisdictions and any future international expansion, including those related to economic, political and regulatory policies of local governments and laws and policies of the United States and Canada, as well as geopolitical conflicts, such as the conflict between Russia and Ukraine; risks related to the Company’s growth and operations in China; the performance of IMAX DMR® films and other films released to the IMAX network; the signing of IMAX System agreements; conditions, changes and developments in the commercial exhibition industry; risks related to currency fluctuations; the potential impact of increased competition in the markets within which the Company operates, including competitive actions by other companies; the failure to respond to change and advancements in digital technology; risks relating to consolidation among commercial exhibitors and studios; risks related to brand extensions and new business initiatives; conditions in the in-home and out-of-home entertainment industries; the opportunities (or lack thereof) that may be presented to and pursued by the Company; risks related to cyber-security and data privacy; risks related to the Company’s inability to protect its intellectual property; risks related to climate change; risks related to weather conditions and natural disasters that may disrupt or harm the Company’s business; risks related to the Company’s indebtedness and compliance with its debt agreements; general economic, market or business conditions; risks related to political, economic and social instability, including with respect to

IMAX®, IMAX® 3D, Experience It In IMAX®, The IMAX Experience®, DMR®, Filmed For IMAXTM, IMAX LiveTM, IMAX Enhanced®, and SSIMWAVE® are trademarks and trade names of the Company or its subsidiaries that are registered or otherwise protected under laws of various jurisdictions.

the Russia-Ukraine conflict; the failure to convert system backlog into revenue; changes in laws or regulations; any statements of belief and any statements of assumptions underlying any of the foregoing; other factors and risks outlined in the Company’s periodic filings with the SEC or in Canada, the System for Electronic Document Analysis and Retrieval (the “SEDAR”); and other factors, many of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this quarterly report are qualified by these cautionary statements, and actual results or anticipated developments by the Company may not be realized, and even if substantially realized, may not have the expected consequences to, or effects on, the Company. The forward-looking statements herein are made only as of the date hereof and the Company undertakes no obligation to update publicly or otherwise revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

IMAX Systems are based on proprietary and patented image, audio and other technology developed over the course of the Company’s history since its founding in 1967. The customers for IMAX Systems are principally theater exhibitors that operate commercial multiplex theaters, and, to a much lesser extent, museums, science centers and destination entertainment sites. The Company does not own the locations, except for one, in the IMAX network, and is not an exhibitor, but instead sells or leases IMAX Systems to exhibitor customers along with a license to use its trademarks and ongoing maintenance services.

As of June 30, 2023, there were 1,718 IMAX Systems in 87 countries and territories, including 1,638 commercial multiplexes, 12 commercial destinations, and 68 institutional locations in the Company’s global network. This compares to 1,694 IMAX Systems in 87 countries and territories as of June 30, 2022, including 1,610 commercial multiplexes, 12 commercial destinations, and 72 institutional locations in the Company’s global network. (See the table under “IMAX Network and Backlog” for additional information on the composition of the IMAX network.)

IMAX Systems provide the Company’s exhibitor customers with a combination of the following benefits:

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

Commencing in March 2022, in response to numerous sanctions imposed by the United States, Canada and the European Union on companies transacting in Russia and Belarus resulting from ongoing conflict between Russia and Ukraine, the Company suspended its operations in Russia and Belarus. As of June 30, 2023, the IMAX network includes 54 systems in Russia, eight systems in Ukraine, and one system in Belarus and the Company's backlog includes 14 systems in Russia, one system in Ukraine, and five systems in Belarus with a total fixed contracted value of $22.9 million. In the first quarter of 2022, the Company recorded provisions for potential credit losses against substantially all of its receivables in Russia due to uncertainties associated with the ongoing conflict. These receivables relate to existing sale agreements as the Company is not party to any joint revenue sharing arrangements in these countries. In addition, exhibitors in Russia, Ukraine, and Belarus were placed on nonaccrual status for maintenance revenue and finance income beginning in the first quarter of 2022. Beginning in the second quarter of 2023, due to the resumption of operations throughout Ukraine's theatrical exhibition industry, as evidenced by the reopening of all IMAX Systems in Ukraine and payments received from exhibitor customers, the Company recognized maintenance revenue and finance income. The Company continues to closely monitor the evolving impacts of this conflict (including the sanctions imposed by the United States, Canada and the European Union) and its effects on the global economy and the Company. (See Note 3 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 and “Risk Factors - The Company conducts business internationally, which exposes it to uncertainties and risks that could negatively affect its operations, sales, and future growth prospects.” in Part I, Item 1A of the Company’s 2022 Form 10-K.)

On September 7, 2022, Cineworld Group plc (“Cineworld”), the parent company of Regal, and certain of its subsidiaries and Regal CineMedia Holdings, LLC, filed petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the Southern District of Texas. The Company had an unsecured pre-petition claim of $11.4 million related to receivables from the entities included in the reorganization proceedings. On October 21, 2022, the Company was ratified by the bankruptcy court as a critical vendor of Cineworld, allowing the Company to collect pre-petition amounts owed to it by Cineworld, and requiring Cineworld to stay current on the Company’s post-petition receivables. On November 8, 2022, IMAX Corporation entered into a trade agreement with Cineworld (the “Trade Agreement”), pursuant to which Cineworld affirmed its pre-petition obligations to the Company and its post-petition obligations to the Company during the Chapter 11 proceedings, the amount of the receivables owed to the Company and agreed to a payment plan under which all amounts due will be settled over the period from November 9, 2022 to April 12, 2023. As of April 17, 2023, the Company had received all of the payments due from Cineworld in accordance with the terms of the Trade Agreement with respect to the pre-petition obligations. Cineworld had its Plan of Reorganization approved by the Court on June 28, 2023, in which it disclosed that it plans to emerge from the Chapter 11 proceedings on or about July 28, 2023. As part of the Plan, Cineworld agreed to assume the Global Agreement between IMAX and the Cineworld entities (the “Assumption”). The Assumption shall expressly provide for (i) Cineworld’s assumption of the Global Agreement, (ii) Cineworld’s payment of all current arrears and (iii) a revised schedule of system installations. Based on its evaluation of its contracts with Cineworld, its assessment of the reorganization and its discussions with Cineworld to date, the Company has determined that no additional provision for expected credit losses is required. The Company also does not expect to see a material impact on its IMAX network with Cineworld resulting from this reorganization. There can, however, be no guarantees as to the ultimate outcome of a Chapter 11 proceeding.

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

SOURCES OF REVENUE

The historical results of operations for the three and six months ended June 30, 2023 and 2022 reflect the results of operations for two reportable segments: (i) Content Solutions, which principally includes content enhancement and distribution services, previously included within the IMAX DMR, Film Distribution and Film Post-Production segments, and (ii) Technology Products and Services, which principally includes the sale, lease, and maintenance of IMAX Systems, previously included within the JRSA, IMAX Systems, IMAX Maintenance, and Other Theater Business segments. The Company’s activities that do not meet the criteria to be considered a reportable segment will be reported within All Other. (See Note 13 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1).

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

The following table provides detailed information about the films that were released to the Company’s global network during the three and six months ended June 30, 2023 and 2022:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Hollywood film releases	9	8	15	14
Local language film releases:
China	4	—	9	4
India	1	1	3	2
Japan	1	3	3	3
South Korea	1	1	2	2
France	1	—	1	1
Total local language film releases	8	5	18	12
Total film releases(1)	17	13	33	26

(1)
For the three and six months ended June 30, 2023, the films released to the Company’s global network include one and three with IMAX DNA (2022 — three and six, respectively).

The films distributed through the Company’s global network during the six months ended June 30, 2023 which generated the highest IMAX box office totals include Avatar: The Way of Water, The Super Mario Bros. Movie, The Wandering Earth 2, Guardians of the Galaxy Vol. 3, Ant-Man and the Wasp: Quantumania, Fast X, and Spider-Man: Across the Spider-Verse.

In addition to the 33 IMAX films released through the Company’s global network during the six months ended June 30, 2023, the Company has announced the following additional 30 titles to be released in 2023:

Scheduled
Title	Studio	Release Date(1)	IMAX DNA
Never Say Never(2)	Maoyan	July 2023	—
The White Storm 3: Heaven or Hell(2)	Hero Films	July 2023	—
Chang'An(2)	Alibaba Pictures	July 2023	—
Mission: Impossible - Dead Reckoning Part One	Paramount Pictures	July 2023	—
The Boy and the Heron(2)	Toho	July 2023	—
Creation of the Gods I: Kingdom of Storms(2)	Maoyan	July 2023	—
Oppenheimer	Universal Pictures	July 2023	Shot with IMAX Film Cameras
Wonder Family(2)	Alibaba Pictures	July 2023	—
Smugglers(2)	Next Entertainment World	July 2023	—
Kingdom 3(2)	Toho	July 2023	—
One and Only(2)	CFG	July 2023	—
The Moon(2)	CJ ENM	August 2023	—
The Meg 2: The Trench	Warner Bros. Pictures	August 2023	—
Concrete Utopia(2)	Lotte	August 2023	—
Gran Turismo	Sony Pictures	August 2023	—
No More Bets(2)	Super Lion	August 2023	—
Blue Beetle	Warner Bros. Pictures	August 2023	Filmed For IMAX
Sand Land(2)	Toho	August 2023	—
The Equalizer 3	Sony Pictures	September 2023	—
The Nun 2	Warner Bros. Pictures	September 2023	—
A Haunting in Venice	Walt Disney Studios	September 2023	—
The Creator	Walt Disney Studios	September 2023	—
Silent Service(2)	Toho	September 2023	—
Kraven the Hunter	Sony Pictures	October 2023	—
The Exorcist: Believer	Universal Pictures	October 2023	—
Killers of the Flower Moon	Paramount Pictures/Apple	October 2023	—
Dune: Part Two	Warner Bros. Pictures	November 2023	Filmed For IMAX
Napoleon	Sony Pictures/Apple	November 2023	—
Wonka	Warner Bros. Pictures	December 2023	—
Aquaman and the Lost Kingdom	Warner Bros. Pictures	December 2023	Filmed For IMAX

(1)
The scheduled release dates in the table above are subject to change, may vary by territory, and may not reflect the date(s) of limited premiere events.
(2)
Local language film.

The Company remains in active negotiations with studios, both domestically and internationally, for additional films to fill out its short- and long-term film slate for the IMAX network.

Other Content Solutions

The Company distributes large-format documentary films, primarily to institutional theaters. The Company receives as its distribution fee either a fixed amount or a fixed percentage of the theater box office receipts and, following the recoupment of its costs, is typically entitled to receive an additional percentage of gross revenues as participation revenues. In May 2023, the Company announced Amazon Studios has acquired worldwide rights to the Company’s original documentary The Blue Angels, filmed with IMAX cameras. In July 2023, the Company also announced the completed production of Deep Sky, a documentary on NASA's Webb Telescope in collaboration with Crazy Boat Pictures Ltd. and filmmaker Nathaniel Kahn, currently slated for release in October 2023, as well as the start of production of The Elephant Odyssey, a documentary in collaboration with Beach House Pictures and China Review Studio of China International Communications Group.

In addition, the Company continues to experiment in bringing new, innovative IMAX Live events and experiences to audiences worldwide. The Company has a footprint of connected IMAX Systems capable of delivering live, interactive content with low latency and superior sight and sound. As of June 30, 2023, 262 systems in the IMAX network across North America, Europe and Asia were configured with connectivity to deliver live and interactive events.

In the six months ended June 30, 2023, the Company partnered with United Artists Releases for an IMAX premiere event consisting of red carpet interviews and behind the scenes footage, followed by a special advanced screening of Creed III, which was later released across the IMAX global network. The Company also partnered with CBS and Paramount+ for an early screening of the last two episodes of the third and final season of Picard, followed by a Q&A with members of the cast and crew live from Los Angeles, among various other live events and special screenings presented throughout 2023.

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

Sales and Sales-Type Lease Arrangements

The Company provides IMAX Systems to exhibitors through sale arrangements or long-term lease arrangements that for accounting purposes are classified as sales-type leases. Under these arrangements, in exchange for providing the IMAX System, the Company earns initial fees and ongoing consideration, which can include fixed annual minimum payments and contingent fees in excess of the minimum payments, as well as maintenance and extended warranty fees (see “IMAX Maintenance” below). The initial fees vary depending on the system configuration and location of the IMAX System. Initial fees are paid to the Company in installments typically between the time of signing the arrangement and the time of system installation. Once an IMAX System is installed, the initial fees and the present value of future annual minimum payments, which are financing fees, are recognized as revenue. In addition, in sale arrangements, the present value of the estimated contingent fees that may become due if certain annual minimum box office receipt thresholds are exceeded is recorded as revenue in the period when the sale is recognized and is adjusted in future periods based on actual results and changes in estimates. Such variable consideration is only recognized on sales transactions to the extent the Company believes there is not a risk of significant revenue reversal. Finance income is recognized over the term of a financed sale or sales-type lease arrangement.

In sale arrangements, title to IMAX System equipment generally transfers to the customer. However, in certain instances, the Company retains title or a security interest in the equipment until the customer has made all payments required by the agreement or until certain shipment events for the equipment have occurred. In a sales-type lease arrangement, title to the IMAX System equipment remains with the Company. The Company has the right to remove the equipment for non-payment or other defaults by the customer.

The revenue earned from customers under the Company’s IMAX System sale or sales-type lease agreements varies from quarter-to-quarter and year-to-year based on a number of factors, including the number and mix of IMAX System configurations sold or leased, the timing of installation of the IMAX Systems, the nature of the arrangement and other factors specific to individual contracts.

Joint Revenue Sharing Arrangements

The Company provides IMAX Systems to exhibitors through joint revenue sharing arrangements (“JRSA”). Under the traditional form of these arrangements, the Company provides the IMAX System under a long-term lease in which the Company assumes the majority of the equipment and installation costs. In exchange for its upfront investment, the Company, primarily, earns rent based on a percentage of contingent box office receipts rather than requiring the customer to pay a fixed upfront fee or fixed annual minimum payments. Rental payments from the customer are required throughout the term of the arrangement and are typically due either monthly or quarterly. The Company retains title to the IMAX System equipment components throughout the lease term, and the equipment is returned to the Company at the conclusion of the arrangement.

Under certain other joint revenue sharing arrangements, known as hybrid arrangements, the customer is responsible for making fixed upfront payments prior to the delivery and installation of the IMAX System in an amount that is typically half of what the Company would receive from a typical sale transaction. As with a traditional joint revenue sharing arrangement, the customer also pays the Company a percentage of contingent box office receipts over the term of the arrangement, although this percentage is typically half that of a traditional joint revenue sharing arrangement. Hybrid joint revenue sharing arrangements take the form of a sale. The fixed upfront payment is recognized when the lease term commences and is recorded within Revenues – Technology Sales. The contingent rent is recognized as revenue over the lease term and is recorded within Revenues – Technology Rentals.

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

Joint revenue sharing arrangements have been an important factor in the expansion of the Company’s commercial theater network. Joint revenue sharing arrangements allow commercial theater exhibitors to install IMAX Systems without the significant initial capital investment required in a sale or sales-type lease arrangement. Joint revenue sharing arrangements drive recurring cash flows and earnings for the Company as customers under these arrangements pay the Company a portion of their ongoing box office receipts. The Company funds its investment in equipment for joint revenue sharing arrangements through cash flows from operations. As of June 30, 2023, the Company had 907 locations under joint revenue sharing arrangements in its global commercial multiplex network. The Company also had contracts in backlog for 303 systems under joint revenue sharing arrangements as of June 30, 2023, including 76 upgrades to existing locations and 227 new locations.

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

At present, certified global device partners include Sony Electronics, Hisense, TCL, LG, Phillips, Hewlett Packard, Xiaomi, Sound United and Honor, among others. As of June 30, 2023, more than 250 IMAX Enhanced titles have been released across five of the biggest streaming platforms worldwide: Disney+, Sony Bravia CORE, Tencent Video, iQiyi and Rakuten TV. Over 10 million IMAX Enhanced certified devices are estimated to be in the market today.

In addition, the Company’s collaboration with Disney allows fans to stream 19 Disney titles in IMAX’s Expanded Aspect Ratio at home on Disney+, primarily including content created by Marvel Studios, a division of Walt Disney Studios. The launch of IMAX Enhanced on Disney+ provides strong brand exposure for IMAX by expanding the Company’s in-home entertainment footprint to Disney+ and the majority of its 158 million global subscribers. In 2023, IMAX Enhanced is expected to enable an elevated end-to-end experience on Disney+, with IMAX Signature Sound coming to subscribers with IMAX Enhanced certified devices.

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

Other

All Other includes revenues from the following sources: one owned and operated IMAX theater in Sacramento, California; a commercial arrangement with one theater resulting in the sharing of profits and losses; providing management services to three other theaters; and offering production advice and technical assistance to both documentary and Hollywood filmmakers.

IMAX NETWORK AND BACKLOG

IMAX Network

The following table provides detailed information about the IMAX network by type and geographic location as of June 30, 2023 and 2022:

	June 30, 2023				June 30, 2022
	Commercial Multiplex	Commercial Destination	Institutional	Total	Commercial Multiplex	Commercial Destination	Institutional	Total
United States	360	4	25	389	363	4	27	394
Canada	40	1	7	48	40	1	7	48
Greater China(1)	779	—	16	795	773	—	15	788
Asia (excluding Greater China)	145	2	2	149	127	2	2	131
Western Europe	119	4	8	131	115	4	8	127
Latin America(2)	55	1	8	64	54	1	11	66
Rest of the World	140	—	2	142	138	—	2	140
Total(3)	1,638	12	68	1,718	1,610	12	72	1,694

(1)
Greater China includes China, Hong Kong, Taiwan and Macau.
(2)
Latin America includes South America, Central America and Mexico.
(3)
Period-to-period changes in the table above are reported net of the effect of permanently closed locations.

The Company currently believes that over time its commercial multiplex network could grow to over 3,300 IMAX Systems worldwide from 1,638 as of June 30, 2023. The Company believes that the majority of its future growth will come from international markets. As of June 30, 2023, 76% of IMAX Systems in the global commercial multiplex network were located within international markets (defined as all countries other than the United States and Canada). Revenues and GBO derived from international markets continue to exceed revenues and GBO from the United States and Canada. Risks associated with the Company’s international business, including Russia, are outlined in “Risk Factors – The Company conducts business internationally, which exposes it to uncertainties and risks that could negatively affect its operations, sales and future growth prospects” in Part I, Item 1A of the Company’s 2022 Form 10-K.

In the six months ended June 30, 2023 the Company’s revenue generated from its Greater China operations represents 25% of consolidated revenue. As of June 30, 2023, the Company had 795 IMAX Systems operating in Greater China with an additional 197 systems in backlog. The Company has a partnership in China with Wanda Film (“Wanda”). As of June 30, 2023, through the Company’s partnership with Wanda, there were 377 IMAX Systems operational in Greater China of which 363 are under the parties’ joint revenue sharing arrangements.

In the six months ended June 30, 2023, the IMAX network generated over $114.4 million in box office from local language films, representing approximately 21% of the Company’s total box office in the first half. This year’s first half included the highest grossing Chinese New Year holiday and highest grossing local language title (Wandering Earth 2) in the Company’s history. The Company is also seeing its local language films increasingly generate significant IMAX box office in markets outside of those in which they are released, such as the Japanese films Suzume and The First Slam Dunk.

(See “Risk Factors – The Company faces risks in connection with its significant presence in China and the continued expansion of its business there” in Part II. Item 1A. of this Form 10-Q and “Risk Factors – General political, social and economic conditions can affect the Company’s business by reducing both revenues generated from existing IMAX Systems and the demand for new IMAX Systems,” and “Risk Factors – The Company may not convert all of its backlog into revenue and cash flows” in Part I, Item 1A of the Company’s 2022 Form 10-K.)

The following tables provide detailed information about the Company’s global commercial multiplex network by arrangement type and geographic location as of June 30, 2023 and 2022:

	June 30, 2023
	Commercial Multiplex Locations in IMAX Network
	Traditional JRSA	Hybrid JRSA	Sale / Sales- type Lease	Total
Domestic Total (United States & Canada)	271	6	123	400
International:
Greater China	402	110	267	779
Asia (excluding Greater China)	37	5	103	145
Western Europe	40	17	62	119
Latin America	2	—	53	55
Rest of the World	17	—	123	140
International Total	498	132	608	1,238
Worldwide Total(1)	769	138	731	1,638

	June 30, 2022
	Commercial Multiplex Locations in IMAX Network
	Traditional JRSA	Hybrid JRSA	Sale / Sales- type Lease	Total
Domestic Total (United States & Canada)	277	6	120	403
International:
Greater China	398	112	263	773
Asia (excluding Greater China)	34	3	90	127
Western Europe	47	28	40	115
Latin America	2	—	52	54
Rest of the World	16	—	122	138
International Total	497	143	567	1,207
Worldwide Total(1)	774	149	687	1,610

(1)
Period-to-period changes in the tables above are reported net of the effect of permanently closed systems.

Backlog

The following table provides detailed information about the Company’s backlog as of June 30, 2023 and 2022:

	June 30, 2023				June 30, 2022
	Number of				Number of
	Systems		Dollar Value		Systems		Dollar Value
(In thousands of U.S. Dollars, except number of systems)	New	Upgrade	New	Upgrade	New	Upgrade	New	Upgrade
Sale and sales-type lease arrangements	177	16	$190,636	$17,552	160	10	$183,118	$11,402
Hybrid JRSA	108	1	80,058	910	122	6	89,240	4,785
Traditional JRSA(1)(2)	119	75	500	2,825	99	95	200	4,500
	404	92	$271,194	$21,287	381	111	$272,558	$20,687

(1)
Includes 38 IMAX Systems (2022 — 43) where certain of the Company’s contracts contain options for the customer to elect to upgrade system type or to alter the contract structure (for example, from a joint revenue sharing arrangement to a sale) after signing, but before installation. Current backlog information reflects all known elections.
(2)
The consideration owed under traditional joint revenue sharing arrangements is typically a percentage of contingent box office receipts rather than requiring the customer to pay a fixed upfront fee or fixed annual minimum payments. Accordingly, such arrangements do not usually have a dollar value in backlog; however, hybrid joint revenue sharing arrangements typically provide for contracted upfront payments and therefore carry a backlog value based on those payments.

The backlog reflects the minimum number of commitments for IMAX Systems according to the signed contracts. The dollar value fluctuates depending on the number of new arrangements signed from year-to-year, which adds to backlog and the installation and acceptance of IMAX Systems and the settlement of contracts, both of which reduce backlog. The dollar value of backlog typically represents the fixed contracted revenue according to the signed IMAX System sale and lease agreements that the Company expects to recognize as revenue upon installation and acceptance of the associated system, as well as an estimate of variable consideration in sales arrangements. The value of backlog does not include amounts allocated to maintenance and extended warranty revenues or revenue from systems in which the Company has an equity interest, operating leases, and long-term conditional theater commitments. The Company believes that the contractual obligations for IMAX System installations that are listed in backlog are valid and binding commitments.

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

The following tables provide detailed information about the Company’s backlog by arrangement type and geographic location as of June 30, 2023 and 2022:

	June 30, 2023
	IMAX System Backlog
	Traditional JRSA	Hybrid JRSA	Sale / Sales- type Lease	Total
Domestic Total (United States & Canada)	103	2	15	120
International:
Greater China	41	90	66	197
Asia (excluding Greater China)	27	13	31	71
Western Europe	17	3	18	38
Latin America	3	—	7	10
Rest of the World	3	1	56	60
International Total	91	107	178	376
Worldwide Total	194	109	193	496	(1)

	June 30, 2022
	IMAX System Backlog
	Traditional JRSA	Hybrid JRSA	Sale / Sales- type Lease	Total
Domestic Total (United States & Canada)	125	2	5	132
International:
Greater China	41	96	71	208
Asia (excluding Greater China)	5	15	35	55
Western Europe	17	13	5	35
Latin America	3	—	4	7
Rest of the World	3	2	50	55
International Total	69	126	165	360
Worldwide Total	194	128	170	492	(2)

(1)
Includes 339 IMAX Laser Systems (247 new and 92 upgrades of existing locations).
(2)
Includes 312 IMAX Laser Systems (201 new and 111 upgrades of existing locations).

Approximately 36% of IMAX System arrangements in backlog as of June 30, 2023 are scheduled to be installed in international markets excluding Greater China (2022 — 31%). The Company's backlog in Greater China represents 40% of its total current backlog including upgrades in system type (2022 — 42%).

Signings and Installations

The following tables provide detailed information about IMAX System signings and installations for the three and six months ended June 30, 2023 and 2022:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
System Signings:
New IMAX Systems
Sale and sales-type lease arrangements	23	2	37	6
Hybrid JRSA	—	1	—	2
Traditional JRSA	12	—	25	2
Total new IMAX Systems	35	3	62	10
Upgrades of IMAX Systems
Sale and sales-type lease arrangements	3	1	4	1
Traditional JRSA	8	9	8	9
Total upgrades of IMAX Systems	11	10	12	10
Total IMAX System signings	46	13	74	20

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
System Installations:
New IMAX Systems
Sale and sales-type lease arrangements	9	3	16	7
Hybrid JRSA	2	1	2	3
Traditional JRSA	3	3	3	9
Total new IMAX Systems	14	7	21	19
Upgrades of IMAX Systems
Sale and sales-type lease arrangements	2	1	3	2
Traditional JRSA	4	1	5	2
Total upgrades of IMAX Systems	6	2	8	4
Total IMAX System installations	20	9	29	23

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

Results of Operations for the Three Months Ended June 30, 2023 and 2022

Net Income (Loss) and Adjusted Net Income Attributable to Common Shareholders

The following table presents the Company’s net income (loss) attributable to common shareholders and the associated per diluted share amounts, as well as adjusted net income attributable to common shareholders(1) and adjusted net income attributable to common shareholders per diluted share(1) for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023		2022
(In thousands of U.S. Dollars, except per diluted share amounts)	Net Income	Per Share	Net (Loss) Income	Per Share
Net income (loss) attributable to common shareholders	$8,351	$0.15	$(2,851)	$(0.05)
Adjusted net income attributable to common shareholders(1)	$14,355	$0.26	$3,922	$0.07

(1) See “Non-GAAP Financial Measures” for a description of this non-GAAP financial measure and a reconciliation to the most comparable GAAP amount.

Revenues and Gross Margin

During the three months ended June 30, 2023, the Company’s revenues and gross margin increased by $24.0 million, or 32%, and $13.9 million, or 31%, respectively, when compared to same period in 2022 principally due to increased system sales in the current period, as well as the strength of IMAX GBO performance through the distribution of films such as The Super Mario Bros. Movie, Guardians of the Galaxy Vol. 3, and Fast X.

The following table presents the Company’s revenue, gross margin and gross margin percentage by reportable segment for the three months ended June 30, 2023 and 2022:

	Revenue		Gross Margin		Gross Margin %
(In thousands of U.S. Dollars)	2023	2022	2023	2022	2023	2022

Content Solutions	$31,290	$29,544	$19,996	$17,354	64%	59%
Technology Products and Services	63,976	42,857	36,411	25,709	57%	60%
Sub-total for reportable segments	95,266	72,401	56,407	43,063	59%	59%
All Other(1)	2,713	1,567	1,480	973	55%	62%
Total	$97,979	$73,968	$57,887	$44,036	59%	60%

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

For the three months ended June 30, 2023, Content Solutions segment revenues and gross margin increased by $1.7 million, or 6%, and $2.6 million, or 15%, respectively, when compared to the same period in 2022 principally due to the strong performance of the films distributed through the IMAX network. In the second quarter of 2023, box office generated by IMAX films totaled $268.3 million, a $20.6 million, or 8%, increase versus the prior year comparative period of $247.7 million. In the second quarter of 2023, box office was generated by the exhibition of 23 films (17 new films and 6 carryovers) including The Super Mario Bro. Movie, which generated box office of $49.8 million, and other content. In the second quarter of 2022, box office was generated by the exhibition of 18 films (13 new films and 5 carryovers) and other content. Despite accounting for approximately 1% of all domestic screens and less than 1% of all screens globally, the IMAX network had a domestic market share of 4.2% and a global market share of 3.2% for the three months ended June 30, 2023.

In addition to the level of revenues, Content Solutions segment gross margin is also influenced by the costs associated with the films and other content exhibited in the period, and can vary from period-to-period, especially with respect to marketing expenses, which are expensed as incurred, for films and the costs incurred to produce, market and distribute live events and documentary content during the period. For the three months ended June 30, 2023, marketing expenses for films were $3.6 million, as compared to $4.2 million during the same period in 2022. The costs incurred to operate the IMAX connected network, including infrastructure costs, depreciation expense and network connection fees were $1.4 million (2022 — $0.2 million), an increase over the prior year comparative period of $1.2 million resulting from the growth of the IMAX connected network to 262 systems (2022 — 80 systems).

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

For the three months ended June 30, 2023, Technology Products and Services segment revenue and gross margin increased by $21.1 million, or 49%, and $10.7 million, or 42%, respectively, when compared to the same period in the prior year. The higher level of revenue is primarily driven by an increase of $10.7 million in system sales revenue as a result of eight additional IMAX System installations, including upgrades, and an increase of $9.2 million in system sales revenue from the impact of amendments and renewals to existing IMAX System arrangements.

Also contributing to the higher level of revenue was an increase of $1.0 million in rental revenues, as a result of GBO from joint revenue sharing arrangements which increased by $12.6 million or 10% in the second quarter of 2023 when compared to the prior year comparative period, from $125.2 million to $137.8 million.

The Technology Products and Services segment gross margin increase during the three months ended June 30, 2023 is primarily due to a higher number of IMAX System installations, as well as amendments and renewals of IMAX Systems arrangements which led to incremental profit flow-through during the quarter.

The following table provides information about IMAX Systems installed and the associated revenue recognized at that time, except for traditional joint revenue sharing arrangements as revenue is recognized over the lease term, during the three months ended June 30, 2023 and 2022:

	For the Three Months Ended June 30,
	2023		2022
(In thousands of U.S. Dollars, except number of systems)	Number of Systems	Revenue	Number of Systems	Revenue
New IMAX Systems:
Sale and sales-type lease arrangements(1)	9	$10,668	3	$1,026
JRSA — hybrid	2	954	1	496
Total new IMAX Systems	11	11,622	4	1,522

IMAX System upgrades:
Sale and sales-type lease arrangements(1)	2	1,793	1	1,235
Total upgraded IMAX Systems	2	1,793	1	1,235
Total	13	$13,415	5	$2,757

(1)
The arrangement for the sale of an IMAX System includes fixed upfront and ongoing consideration, including indexed annual minimum payment increases over the term of the arrangement, as well as an estimate of the contingent fees that may become due if certain annual minimum box office receipt thresholds are exceeded.

All Other

For the three months ended June 30, 2023, All Other revenue and gross margin increased by $1.1 million, or 73%, and $0.5 million, or 52%, respectively, when compared to the same period in 2022 principally due to the inclusion of revenues earned by SSIMWAVE’s operations which were not in the prior year comparative period as the acquisition was completed in late September 2022, as well as growth in IMAX Enhanced initiatives resulting in an increase in revenues over the same period in 2022.

Selling, General and Administrative Expenses

The following table presents information about the Company’s Selling, General and Administrative Expenses for the three months ended June 30, 2023 and 2022:

	Three Months Ended
	June 30,		Variance
(In thousands of U.S. Dollars)	2023	2022	$	%
Total selling, general and administrative expenses	$38,906	$37,095	$1,811	5%
Less: Share-based compensation(1)	6,469	7,263	(794)	(11%)
Total selling, general and administrative expenses, excluding share-based compensation	$32,437	$29,832	$2,605	9%

(1)
A portion of share-based compensation expense is recognized within Costs and Expenses Applicable to Revenues, Research and Development, and Executive Transition Costs. (See Note 11(a) of Notes to Condensed Consolidated Financial Statements in Part I, Item 1.)

The increase in Selling, General and Administrative Expenses reflects the inclusion of $2.0 million related to SSIMWAVE which was not in the prior year comparative period as the acquisition was completed in late September 2022.

As a percentage of revenue, Selling, General and Administrative Expenses excluding share-based compensation was 33% versus 40% in the three months ended June 30, 2022, an improvement over the prior year period which reflected strong operating leverage and cost discipline efforts in the business.

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

For the three months ended June 30, 2023, Research and Development expenses were $2.8 million, representing an increase of $1.4 million, or 104%, when compared to Research and Development expenses of $1.4 million during the same period in the prior year, which includes $0.3 million specifically related to SSIMWAVE technologies.

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

Credit Loss Expense, Net

For the three months ended June 30, 2023, the Company recorded current expected credit losses of $0.8 million, as compared to credit losses of $0.1 million recognized in the prior year.

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

Interest Expense

For the three months ended June 30, 2023, interest expense was $1.8 million, representing an increase of $0.5 million, or 35% when compared to interest expense of $1.3 million during the same period of the prior year, due to increased borrowings under the Credit Facility in the current period.

Income Taxes

For the three months ended June 30, 2023, the Company recorded income tax expense of $3.5 million (2022 — $3.1 million). The Company’s effective tax rate for the three months ended June 30, 2023 of 26.5% is the same as the Canadian statutory tax rate of 26.5%, the Company recorded an additional $0.1 million valuation allowance against deferred tax assets, the valuation allowance includes an addition of $1.4 million in reporting entities where management cannot determine that the tax benefits will be realizable based on available evidence. The valuation allowance also includes a decrease of $1.3 million related to the recognition of certain losses in IMAX China that management now considers to be realizable. Accordingly, the tax benefit associated with the current period losses in these reporting entities is not ultimately reflected in the Company’s Condensed Consolidated Statements of Operations. (See Note 10 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1.)

Non-Controlling Interests

The Company’s Condensed Consolidated Financial Statements primarily include the non-controlling interest in the net income or loss of IMAX China, as well as the impact of non-controlling interests in the activity of its Original Film Fund subsidiary. For the three months ended June 30, 2023, the net income attributable to non-controlling interests of the Company’s subsidiaries was $1.3 million, an increase of $2.7 million, or 190%, when compared to the same period of the prior year. The increase can be primarily attributed to IMAX China's box office success in the second quarter of 2023 following the Chinese government relaxing its dynamic zero-COVID policies and easing capacity restrictions at the end of 2022.

Results of Operations for the Six Months Ended June 30, 2023 and 2022

Net Income (Loss) and Adjusted Net Income (Loss) Attributable to Common Shareholders

The following table presents the Company’s net income (loss) attributable to common shareholders and the associated per share amounts, as well as adjusted net income (loss) attributable to common shareholders(1) and adjusted net income (loss) attributable to common shareholders per share(1) for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023		2022
(In thousands of U.S. Dollars, except per share amounts)	Net Income	Per Share	Net Loss	Per Share
Net income (loss) attributable to common shareholders	$10,805	$0.20	$(16,460)	$(0.28)
Adjusted net income (loss) attributable to common shareholders(1)	$23,380	$0.42	$(4,322)	$(0.07)

(1) See “Non-GAAP Financial Measures” for a description of this non-GAAP financial measure and a reconciliation to the most comparable GAAP amount.

Revenues and Gross Margin

During the six months ended June 30, 2023, the Company’s revenues and gross margin increased by $50.9 million (38%) and $32.1 million (42%), respectively, when compared to same period in 2022 principally due to the strength of IMAX GBO performance through the distribution of films such as Avatar: The Way of Water, The Super Mario Bros. Movie, The Wandering Earth 2, Guardians of the Galaxy Vol. 3, Ant-Man and the Wasp: Quantumania, and Fast X.

The following table presents the Company’s revenue, gross margin and gross margin percentage by reportable segment for the six months ended June 30, 2023 and 2022:

	Revenue(1)		Gross Margin		Gross Margin %
(In thousands of U.S. Dollars)	2023	2022	2023	2022	2023	2022

Content Solutions	$63,391	$50,532	$37,991	$29,979	60%	59%
Technology Products and Services	115,643	80,720	66,302	44,125	57%	55%
Sub-total for reportable segments	179,034	131,252	104,293	74,104	58%	56%
All Other(1)	5,891	2,752	3,645	1,703	62%	62%
Total	$184,925	$134,004	$107,938	$75,807	58%	57%
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

For the six months ended June 30, 2023, Content Solutions segment revenues and gross margin increased by $12.9 million, or 25%, and $8.0 million, or 27%, respectively, when compared to the same period in 2022 principally due to IMAX China's box office recovery in 2023 following the Chinese government relaxing its dynamic zero-COVID policies and easing capacity restrictions at the end of 2022, as well as the strong performance of the films distributed through the IMAX global network. In the six months ended June 30, 2023, box office generated by IMAX films totaled $541.7 million, a $120.8 million, or 29% increase versus the prior year comparative period of $420.9 million. During the six months ended June 30, 2023, box office was generated by the exhibition of 39 films (33 new films and 6 carryovers) including Avatar: The Way of Water, which generated box office of $109.1 million, The Super Mario Bro. Movie, which generated box office of $49.8 million, and other content. In addition, in the six months ended June 30, 2023, local language films exhibited across the Company’s global IMAX network generated over $114 million in box office representing 21% of the Company’s total box office. The growth in local language box office was driven primarily by a record IMAX Chinese New Year of $61.3 million for the full 26-day Chinese New Year holiday, a growth of 72% over the prior year, as well as growth in Rest of World box office. Leading local language titles distributed across the IMAX network in the six months ended June 30, 2023 included the Chinese film Wandering Earth 2, which generated $48.9 million in box office, the Japanese anime film Suzume, which generated $10.7 million in box office, and the Japanese anime film The First Slam Dunk, which generated $9.9 million in box office. In the six months ended June 30, 2022, box office was generated by the exhibition of 36 films (26 new films and 10 carryovers) and other content. Despite accounting for approximately 1% of all domestic screens and less than 1% of all screens globally, the IMAX network had a domestic market share of 4.4% and a global market share of 3.3% for the six months ended June 30, 2023.

In addition to the level of revenues, Content Solutions segment gross margin is also influenced by the costs associated with the films and other content exhibited in the period, and can vary from period-to-period, especially with respect to marketing expenses, which are expensed as incurred, for films and the costs incurred to produce, market and distribute live events and documentary content during the period. For the six months ended June 30, 2023, marketing expenses for films were $9.9 million, as compared to $6.5 million during the same period in 2022, primarily driven by marketing costs for Avatar: The Way of Water, Guardians of the Galaxy Vol. 3 and Ant-Man and the Wasp: Quantumania. The costs incurred to operate the IMAX connected network, including infrastructure costs, depreciation expense and network connection fees were $3.0 million (2022 — $0.6 million), an increase over the prior year comparative period of $2.3 million resulting from the growth of the IMAX connected network to 262 systems (2022 — 80 systems).

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

For the six months ended June 30, 2023, Technology Products and Services segment revenue and gross margin increased by $34.9 million, or 43%, and $22.2 million, or 50%, respectively, when compared to the same period in the prior year. The higher level of revenue is primarily driven by an increase of $11.2 million in system sales revenue as a result of nine additional IMAX System installations, including upgrading, and an increase of $14.7 million in revenue from the impact of amendments and renewals to existing IMAX System arrangements.

Also contributing to the higher level of revenue was an increase of $8.4 million in rental revenues, as a result of GBO from joint revenue sharing arrangements which increased by $61.2 million or 28% in the six months ended June 30, 2023 when compared to the prior year comparative period, from $218.3 million to $279.5 million.

The Technology Products and Services segment gross margin increase during the six months ended June 30, 2023 is primarily due to a higher number of IMAX System installations, as well as amendments and renewals of IMAX Systems arrangements, and higher rental revenues from the Company’s joint revenue sharing arrangements, driven by the stronger box office performance which led to incremental profit flow-through during the quarter.

The following table provides information about IMAX Systems installed and the associated revenue recognized at that time, except for traditional joint revenue sharing arrangements as revenue is recognized over the lease term, during the six months ended June 30, 2023 and 2022:

	For the Six Months Ended June 30,
	2023		2022
(In thousands of U.S. Dollars, except number of systems)	Number of Systems	Revenue	Number of Systems	Revenue
New IMAX Theater Systems:
Sale and sales-type lease arrangements(1)	16	$17,295	7	$5,773
JRSA — hybrid	2	954	3	1,510
Total new IMAX Theater Systems	18	18,249	10	7,283

IMAX Theater System upgrades:
Sale and sales-type lease arrangements(1)	3	3,131	2	2,908
Total upgraded IMAX Theater Systems	3	3,131	2	2,908
Total	21	$21,380	12	$10,191
(1)
The arrangement for the sale of an IMAX Theater System includes fixed upfront and ongoing consideration, including indexed annual minimum payment increases over the term of the arrangement, as well as an estimate of the contingent fees that may become due if certain annual minimum box office receipt thresholds are exceeded.

All Other

For the six months ended June 30, 2023, All Other revenue and gross margin increased by $3.1 million, or 114%, and $1.9 million, or 114%, respectively, when compared to the same period in 2022 principally due to the inclusion of revenues earned by SSIMWAVE’s operations which were not in the prior year comparative period as the acquisition was completed in late September 2022, as well as growth in IMAX Enhanced initiatives resulting in an increase in revenues over the same period in 2022.

Selling, General and Administrative Expenses

The following table presents information about the Company’s Selling, General and Administrative Expenses for the six months ended June 30, 2023 and 2022:

	Six Months Ended
	June 30,		Variance
(In thousands of U.S. Dollars)	2023	2022	$	%
Total selling, general and administrative expenses	$73,054	$67,276	$5,778	9%
Less: Share-based compensation(1)	11,665	12,989	(1,324)	(10%)
Total selling, general and administrative expenses, excluding share-based compensation	$61,389	$54,287	$7,102	13%

(1)
A portion of share-based compensation expense is recognized within Cost and Expenses Applicable to Revenue and Research and Development. (See Note 11 of Notes to Condensed Consolidated Financial Statements.)

The increase in Selling, General and Administrative Expenses reflects the Company’s normalized level of business activity in the current period, which is primarily the result of higher workforce costs reflecting a full staff complement and the resumption of travel as compared to the prior year period, and the inclusion of $3.5 million related to the SSIMWAVE which was not in the prior year comparative period as the acquisition was completed in late September 2022.

As a percentage of revenue, Selling, General and Administrative Expenses excluding share-based compensation was 33% versus 41% in the six months ended June 30, 2023, an improvement over the prior year period which reflected strong operating leverage and cost discipline efforts in the business.

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

For the six months ended June 30, 2023, Research and Development expenses were $4.6 million, representing an increase of $2.1 million, or 81%, when compared to Research and Development expenses of $2.6 million during the same period in the prior year, which includes $0.7 million specifically related to SSIMWAVE technologies.

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

Credit Loss Expense, Net

For the six months ended June 30, 2023, the Company recorded current expected credit losses of $1.1 million, as compared to credit losses of $7.3 million recognized in the prior year. The prior period expense was principally due to reserves established against substantially all of the Company’s receivables in Russia due to uncertainties associated with the ongoing Russia-Ukraine conflict and resulting sanctions, partially offset by the reversal of provisions associated with the COVID-19 pandemic as the outlook for the theatrical exhibition industry in Domestic and Rest of the World markets improved.

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

For the six months ended June 30, 2022, the Company recorded a full impairment of its RMB 30.0 million ($4.5 million) investment in Mozart from Space based on projected box office results and distribution costs.

Interest Expense

For the six months ended June 30, 2023, interest expense was $3.6 million, representing an increase of $0.5 million (18%) as compared to $3.0 million during the same period of the prior year, due to increased borrowings under the Credit Facility in the current period.

Income Taxes

For the six months ended June 30, 2023, the Company recorded income tax expense of $8.3 million (2022 — $5.7 million). The Company’s effective tax rate for the six months ended June 30, 2023 of 36.2% differs from the Canadian statutory tax rate of 26.5% primarily due to the fact that the Company recorded an additional $1.7 million valuation allowance against deferred tax assets in reporting entities where management cannot determine that the tax benefits will be realizable based on available evidence. Accordingly, the tax benefit associated with the current period losses in these reporting entities is not ultimately reflected in the Company’s Condensed Consolidated Statements of Operations. (See Note 10 of Notes to Condensed Consolidated Financial Statements.)

Non-Controlling Interests

The Company’s Condensed Consolidated Financial Statements primarily include the non-controlling interest in the net income or loss of IMAX China, as well as the impact of non-controlling interests in the activity of its Original Film Fund subsidiary. For the six months ended June 30, 2023, the net income attributable to non-controlling interests of the Company’s subsidiaries was $3.9 million (2022 — $0.3 million). The increase can be primarily attributed to IMAX China's box office success in the six months ended June 30, 2023 following the Chinese government relaxing its dynamic zero-COVID policies and easing capacity restrictions at the end of 2022.

CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

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

For the six months ended June 30, 2023, net cash provided by the Company’s operating activities totaled $25.9 million, as compared to net cash used in operating activities of $5.3 million in the same period of the prior year, an improvement of 588%.

For the six months ended June 30, 2023, the net cash provided by the Company’s operating activities is principally a result of revenue growth attributable to the record box office performance of the films distributed through the IMAX network, revenue from the installation of IMAX Systems and revenue associated with the amendments and renewals of IMAX Systems arrangements, and a decrease in Accounts Receivable of $9.5 million as a result of cash collection efforts, partially offset by $13.4 million of variable consideration receivables, $6.1 million in inventory purchases, and $9.2 million of expenditures incurred in connection with the development of Film Assets.

For the six months ended June 30, 2022, the net cash used in the Company’s operating activities was principally due to an increase in Accounts Receivable of $14.7 million as a result of revenue growth attributable to the strength of the box office performance of the films distributed through the IMAX network, $6.9 million spent on inventory purchases, and $10.4 million spent in connection with the development of Film Assets, partially offset by cash collected in respect of Financing and Variable Consideration Receivables, as well as the Company’s cash earnings in the period.

Investing Activities

For the six months ended June 30, 2023, net cash used in investing activities totaled $8.5 million, as compared to $18.0 million used in investing activities in the same period of the prior year. For the six months ended June 30, 2023, the net cash used in investing activities is primarily driven by $4.0 million invested in equipment to be used in the Company’s joint revenue sharing arrangements with exhibitor customers, $1.0 million in purchases of property, plant and equipment, and $3.5 million of intangible assets acquired, principally related to the purchase or continued development of internal use software.

For the six months ended June 30, 2022, the net cash used by investing activities was primarily driven by $8.7 million invested in equipment to be used in the Company’s joint revenue sharing arrangements with exhibitors, $2.9 million in purchases of property, plant and equipment, and $4.7 million invested by IMAX (Shanghai) Culture and Technology Co., Ltd, a wholly-owned subsidiary of IMAX China, in the movie Mozart from Space. (See Note 15(e) of Notes to Condensed Consolidated Financial Statements in Part I, Item 1.)

Based on management’s current operating plan for 2023, the Company expects to continue to use cash to deploy additional IMAX Systems under joint revenue sharing arrangements.

Capital expenditures, including the Company’s investment in joint revenue sharing arrangements, the purchase of property, plant and equipment, the acquisition of other intangible assets, and investments in films, were $17.8 million for the six months ended June 30, 2023, as compared to $28.4 million for the six months ended June 30, 2022. The Company expects its investment in joint revenue sharing arrangements to be weighted toward the second half of the year which aligns with the historical seasonality of system installations.

Financing Activities

For the six months ended June 30, 2023, net cash used in financing activities totaled $19.8 million, as compared to $57.5 million used in financing activities in the same period of the prior year. For the six months ended June 30, 2023, the net cash used in financing activities is principally due to $8.2 million in net repayments of revolving credit facility borrowings, $4.0 million used to repurchase common shares of the Company, $6.5 million in taxes withheld and paid on vested employee stock awards, and $1.4 million in dividends paid to non-controlling interests.

For the six months ended June 30, 2022, net cash used in financing activities was principally due to $51.2 million used to repurchase common shares of the Company ($49.4 million) and IMAX China ($1.8 million), $3.4 million paid to purchase treasury stock for the settlement of restricted share units and related taxes, and $2.0 million in fees paid in relation to the Sixth Amended and Restated Credit Agreement entered into by the Company during the first quarter of 2022. (See Note 6 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 for additional information on the Sixth Amended and Restated Credit Agreement.)

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2023, the Company’s available liquidity was $420.0 million, including its balance of cash and cash equivalents of $95.3 million, $280.0 million in available borrowing capacity under the Credit Facility and $44.7 million in available borrowing capacity under IMAX China's revolving facilities.

As of June 30, 2023, the Company’s principal sources of liquidity included: (i) its balances of cash and cash equivalents; (ii) the anticipated collection of trade accounts receivable, which includes amounts owed under joint revenue sharing arrangements and film remastering and distribution agreements with movie studios; (iii) the anticipated collection of financing receivables due in the next 12 months under sale and sales-type lease arrangements for systems currently in operation; and (iv) installment payments expected in the next 12 months under sale and sales-type lease arrangements in backlog. Under the terms of the Company’s typical sale and sales-type lease agreements, the Company receives substantial cash payments before it completes the performance of its contractual obligations.

In addition, as of June 30, 2023, the Company had $280.0 million in available borrowing capacity under its Sixth Amended and Restated Credit Agreement with Wells Fargo Bank, National Association (the “Credit Agreement”), $25.9 million in available borrowing capacity under the IMAX (Shanghai) Multimedia Technology Co., Ltd. (“IMAX Shanghai”) revolving credit facility with the Bank of China (the “Bank of China Facility”), and $18.8 million in available borrowing capacity under IMAX Shanghai’s revolving credit facility with HSBC Bank (China) Company Limited, Shanghai Branch (the “HSBC China Facility”). (See Note 6(a) of Notes to Condensed Consolidated Financial Statements in Part 1, Item 1 for a description of the material terms of the Credit Agreement, the Bank of China Facility, and the HSBC Facility.)

In conjunction with the proposal to acquire the outstanding 96.3 million shares in IMAX China, the Company obtained a consent on June 30, 2023 under the Credit Facility to temporarily increase of the Letter of Credit Accommodations Sublimit from $25.0 million to $130.0 million. On July 11, 2023, the Company obtained a Standby Letter of Credit (“LC”) in the amount of $130.0 million in favor of Morgan Stanley Asia Limited, the financial adviser for the transaction, to provide certainty of funds for the proposed proceeds and transaction costs payable with respect to the transaction. The LC and the temporary increase of the Sublimit will expire upon the earlier of the draw or cancellation of the LC by Morgan Stanley or January 15, 2024.

The Company’s $95.3 million balance of cash and cash equivalents as of June 30, 2023 (December 31, 2022 — $97.4 million) includes $83.3 million in cash held outside of Canada (December 31, 2022 — $79.7 million). As of June 30, 2023, cash and cash equivalents held by IMAX China was $73.6 million (December 31, 2022 —$75.0 million), of which $27.2 million was held in the People’s Republic of China (the “PRC”) (December 31, 2022 — $43.7 million). Management reassessed its strategy with respect to the most efficient means of deploying the Company’s capital resources globally and determined that historical earnings of certain foreign subsidiaries in excess of amounts required to sustain business operations would no longer be indefinitely reinvested. During the six months ended June 30, 2023, $23.8 million of historical earnings from a subsidiary in PRC were distributed and, as a result, $2.4 million of foreign withholding taxes were paid to the relevant tax authorities (2022 — nil). As of June 30, 2023, the Company’s Condensed Consolidated Balance Sheets include a deferred tax liability of $12.5 million for the applicable foreign withholding taxes associated with the remaining balance of unrepatriated historical earnings that will not be indefinitely reinvested outside of Canada. These taxes will become payable upon the repatriation of any such earnings.

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

For the six months ended June 30, 2023, box office generated by films exhibited in the IMAX network totaled $541.7 million, a $120.8 million, or 29% increase versus the prior year comparative period of $420.9 million. In the six months ended June 30, 2023, box office was generated by the exhibition of 39 films (33 new films and 6 carryovers) including Avatar: The Way of Water, which generated box office of $109.1 million, and other content. Despite accounting for approximately 1% of all domestic screens and less than 1% of all screens globally, the IMAX network had a domestic market share of 4.4% and a global market share of 3.3% for the six months ended June 30, 2023. Management is encouraged by the return of the prevalence of exclusive theatrical windows and the strong pipeline of Hollywood and local language movies scheduled to be released for theatrical exhibition throughout the remainder of 2023 and the visibility into 2024.

Based on the Company’s current cash balances and operating cash flows, management expects to have sufficient capital and liquidity to fund its anticipated operating needs and capital requirements during the next twelve-month period following the date of this report.

CONTRACTUAL OBLIGATIONS

Payments to be made by the Company under contractual obligations as of June 30, 2023 are as follows:

	Payments Due by Period
(In thousands of U.S. Dollars)	Total Obligation	Less Than One Year	1 to 3 years	3 to 5 years	Thereafter
Purchase obligations(1)	$38,625	$35,935	$2,046	$410	$234
Pension obligations(2)	20,298	—	20,298	—	—
Operating lease obligations(3)	16,000	3,492	5,229	4,159	3,120
Finance lease obligations	1,016	508	508	—	—
Wells Fargo Facility	20,000	—	—	20,000	—
HSBC Facility	8,917	8,917	—	—	—
Bank of China Facility	361	361	—	—	—
Federal Economic Development Loan(4)	3,197	320	1,918	959	—
Convertible Notes(5)	233,450	1,150	232,300	—	—
Postretirement benefits obligations	2,486	106	214	224	1,942
	$344,350	$50,789	$262,513	$25,752	$5,296

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

	Three Months Ended June 30,
	2023		2022
(In thousands of U.S. Dollars, except per share amounts)	Net Income	Per Share	Net (Loss) Income	Per Share
Net income (loss) attributable to common shareholders	$8,351	$0.15	$(2,851)	$(0.05)
Adjustments(1):
Share-based compensation	6,511	0.12	7,261	0.13
COVID-19 government relief benefits, net	—	—	32	—
Unrealized investment gains	(27)	—	(30)	—
Tax impact on items listed above	(480)	(0.01)	(490)	(0.01)
Adjusted net income(1)	$14,355	$0.26	$3,922	$0.07

Weighted average shares outstanding — basic		54,591		57,320
Weighted average shares outstanding — diluted		55,320		57,856

	Six Months Ended June 30,
	2023		2022
(In thousands of U.S. dollars, except per share amounts)	Net Income	Per Share	Net Loss	Per Share
Net income (loss) attributable to common shareholders	$10,805	$0.20	$(16,460)	$(0.28)
Adjustments(1):
Share-based compensation	12,047	0.22	13,220	0.23
COVID-19 government relief benefits, net	—	—	(161)	—
Unrealized investment gains	(72)	—	(64)	—
Acquisition-related expenses	156	—	—	—
Executive transition costs(2)	1,353	0.02	—	—
Tax impact on items listed above	(909)	(0.02)	(857)	(0.01)
Adjusted net income (loss)(1)	$23,380	$0.42	$(4,322)	$(0.07)

Weighted average shares outstanding — basic		54,328		57,943
Weighted average shares outstanding — diluted		55,145		57,943

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

EBITDA is defined as net income or loss excluding: (i) income tax expense or benefit; (ii) interest expense, net of interest income; (iii) depreciation and amortization, including film asset amortization; and (iv) amortization of deferred financing costs. Adjusted EBITDA per Credit Facility is defined as EBITDA excluding: (i) share-based and other non-cash compensation; (ii) realized and unrealized investment gains or losses; (iii) acquisition-related expenses; (iv) executive transition costs; and (v) write-downs, net of recoveries, including asset impairments and credit loss expense.

Reconciliations of net income attributable to common shareholders, which is the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA per Credit Facility are presented in the tables below.

	For the Three Months Ended June 30, 2023
	Attributable to
	Non-controlling
	Interests and	Less: Attributable to	Attributable to
(In thousands of U.S. Dollars)	Common Shareholders	Non-controlling Interests	Common Shareholders
Reported net income	$9,613	$1,262	$8,351
Add (subtract):
Income tax expense	3,461	38	3,423
Interest expense, net of interest income	477	(115)	592
Depreciation and amortization, including film asset amortization	13,878	1,546	12,332
Amortization of deferred financing costs(1)	625	—	625
EBITDA	28,054	2,731	25,323
Share-based and other non-cash compensation	6,900	281	6,619
Unrealized investment gains	(28)	—	(28)
Write-downs, including asset impairments and credit loss expense	1,016	153	863
Adjusted EBITDA per Credit Facility	$35,942	$3,165	$32,777

	For the Twelve Months Ended June 30, 2023
	Attributable to
	Non-controlling
	Interests and	Less: Attributable to	Attributable to
(In thousands of U.S. Dollars)	Common Shareholders	Non-controlling Interests	Common Shareholders
Reported net income	$11,060	$6,595	$4,465
Add (subtract):
Income tax expense	12,710	1,595	11,115
Interest expense, net of interest income	2,125	(180)	2,305
Depreciation and amortization, including film asset amortization	56,836	5,170	51,666
Amortization of deferred financing costs(1)	2,674	—	2,674
EBITDA	85,405	13,180	72,225
Share-based and other non-cash compensation	26,140	653	25,487
Unrealized investment gains	(78)	—	(78)
Acquisition-related expenses	1,278	—	1,278
Write-downs, including asset impairments and credit loss expense	4,490	463	4,027
Executive transition costs(2)	1,353	—	1,353
Adjusted EBITDA per Credit Facility	$118,588	$14,296	$104,292

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

Certain of the Company’s PRC subsidiaries held approximately RMB 195.9 million ($27.1 million) in cash and cash equivalents as of June 30, 2023 (December 31, 2022 — RMB 303.8 million or $43.6 million) and are required to transact locally in RMB. Foreign currency exchange transactions, including the remittance of any funds into and out of the PRC, are subject to controls and require the approval of the China State Administration of Foreign Exchange to complete. Any developments relating to the Chinese economy and any actions taken by the Chinese government are beyond the control of the Company; however, the Company monitors and manages its capital and liquidity requirements to ensure compliance with local regulatory and policy requirements. (See “Risk Factors – The Company faces risks in connection with its significant presence in China and the continued expansion of its business there” in Part II. Item 1A. of this Form 10-Q.)

Management also monitors the macroeconomic environment as part of its continuous assessment of credit risk. This includes consideration of developments in the U.S. and global banking sectors following recent banking collapses, which informs management’s assessment of any potential direct and indirect impacts on the Company. There are no concentrations of cash and cash equivalents in any regional banking institutions, such that management considers there to be any material risk in this regard.

For the three and six months ended June 30, 2023 and 2022, the Company recorded foreign exchange net losses of $(0.5) million and $(0.6) million, respectively, resulting from changes in exchange rates related to foreign currency denominated monetary assets and liabilities (2022 — net losses of $(1.7) million and $(1.9) million, respectively).

The Company has entered into a series of foreign currency forward contracts to manage the risks associated with the volatility of foreign currencies. Certain of these foreign currency forward contracts met the criteria required for hedge accounting under the Derivatives and Hedging Topic of the FASB ASC at inception, and continue to meet hedge effectiveness tests as of June 30, 2023, with settlement dates throughout 2023 and 2024. Foreign currency derivatives are recognized and measured in the Condensed Consolidated Balance Sheets at fair value. Changes in the fair value (i.e., gains or losses) are recognized in the Condensed Consolidated Statements of Operations except for derivatives designated and qualifying as foreign currency cash flow hedging instruments. The Company currently has cash flow hedging instruments associated with Selling, General and Administrative Expenses. For foreign currency cash flow hedging instruments related to Selling, General and Administrative Expenses, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported within Accumulated Other Comprehensive Income (Loss) and reclassified to the Condensed Consolidated Statements of Operations when the forecasted transaction occurs. Any ineffective portion is recognized immediately in the Condensed Consolidated Statements of Operations.

The notional value of foreign currency cash flow hedging instruments that qualify for hedge accounting as of June 30, 2023 was $39.2 million (December 31, 2022 — $24.7 million). Gains of $0.7 million and $0.8 million were recorded to Other Comprehensive Income (Loss) with respect to the change in fair value of these contracts for the three and six months ended June 30, 2023, (2022 — losses of $(0.6) million and $(0.3) million, respectively). Losses of $(0.1) million and $(0.5) million were reclassified from Accumulated Other Comprehensive Loss to Selling, General and Administrative Expenses for the three and six months ended June 30, 2023 (2022 — losses of $(0.1) million and $(0.1) million, respectively). The Company currently does not hold any derivatives which are not designated as hedging instruments.

For all derivative instruments, the Company is subject to counterparty credit risk to the extent that the counterparty may not meet its obligations to the Company. To manage this risk, the Company enters into derivative transactions only with major financial institutions.

As of June 30, 2023, the Company’s Financing Receivables and working capital items denominated in Canadian Dollars, RMB, Japanese Yen, Euros and other foreign currencies translated into U.S. Dollars was $150.8 million. Assuming a 10% appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates as of June 30, 2023, the potential change in the fair value of foreign currency-denominated financing receivables and working capital items would have been $15.1 million. A significant portion of the Company’s Selling, General, and Administrative Expenses is denominated in Canadian Dollars. Assuming a 1% change appreciation or depreciation in foreign currency exchange rates as of June 30, 2023, the potential change in the amount of Selling, General, and Administrative Expenses would be $0.1 million.

Interest Rate Risk Management

The Company’s earnings may also be affected by changes in interest rates due to the impact those changes have on its interest income from cash, and its interest expense from variable-rate borrowings that may be made under the Credit Facility.

As of June 30, 2023, the Company had drawn down $20.0 million on its Credit Facility (December 31, 2022 — $25.0 million), $8.9 million on its HSBC China Facility (December 31, 2022 — $12.5 million) and $0.4 million on its Bank of China Facility (December 31, 2022 — $0.4 million), which are subject to variable effective interest rates.

The Company had variable rate debt instruments representing 6.1% and 7.7% of its total liabilities as of June 30, 2023 and December 31, 2022, respectively. If the interest rates available to the Company increased by 10%, the Company’s interest expense would increase by $0.2 million and interest income from cash would increase by $0.2 million. These amounts are determined by considering the impact of the hypothetical interest rates on the Company’s variable rate debt and cash balances as of June 30, 2023.

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

The Company’s management, with the participation of its CEO and its CFO, has evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of June 30, 2023 and has concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. The Company will continue to periodically evaluate its disclosure controls and procedures and will make modifications from time to time as deemed necessary to ensure that information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

On September 22, 2022, the Company acquired SSIMWAVE and commenced consolidating the assets, liabilities, and results of operations of SSIMWAVE in its financial reporting. Management has excluded SSIMWAVE from its assessment of internal control over financial reporting as of June 30, 2023, as it has been less than 12 months since it was acquired by the Company in a purchase business combination. SSIMWAVE is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment of internal control over financial reporting represent approximately 3% and 1%, respectively, of the related consolidated financial statement amounts as of and for the three months ended June 30, 2023.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting which occurred during the three months ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 7 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 for information regarding legal proceedings involving the Company.

Item 1A. Risk Factors

This Form 10-Q should be read together with, and supplement, the risk factors in Item 1A. Risk Factors in the Company’s 2022 Form 10-K, which describes various risks and uncertainties to which the Company is or may become subject. The risk factors described below updates certain risk factors included in the Company’s 2022 Form 10-K in light of recent events. The below risk factors and the risk factors included in the Company’s 2022 Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect its business, financial condition and/or operating results.

The success of the IMAX network is directly related to the availability and success of IMAX DMR films, and other films released to the IMAX network, as well as the continued purchase or lease of IMAX Systems and other support by movie exhibitors, for which there can be no guarantee.

An important factor affecting the growth and success of the IMAX network is the availability and strategic selection of films for IMAX locations and the box office performance of such films. The Company itself produces only a small number of such films and, as a result, the Company relies principally on films produced by third-party filmmakers and studios, including both Hollywood and local language features converted into the Company’s format. During the six months ended June 30, 2023, 33 new IMAX films were released to the Company’s global network. There is no guarantee that films will be available for release to the IMAX network, that filmmakers and studios will continue to release films to the IMAX network, or that the films selected for release to the IMAX network will be commercially successful.

The Company is directly impacted by the commercial success and box office results of the films released to the IMAX network through its joint revenue sharing arrangements, as well as through the percentage of the box office receipts the Company receives from the studios releasing IMAX films, and the Company’s continued ability to secure films, find suitable partners for joint revenue sharing arrangements and to sell IMAX Systems. The commercial success of films released to IMAX locations depends on a number of factors outside of the Company’s control, including whether the film receives critical and consumer acclaim, the timing of its release, the success of the marketing efforts of the studio releasing the film, consumer preferences and trends in cinema attendance. Moreover, films can be subject to delays in production or changes in release schedule, which can negatively impact the number, timing and quality of IMAX films released to the Company’s global network. For example, the Writers Guild of America and the Screen Actors Guild – American Federation of Television and Radio Artists went on strike in May and July 2023, respectively, over ongoing labor disputes with the Alliance Motion Picture and Television Producers. These strikes have disrupted film productions and may interrupt film marketing efforts or lead to postponement of film releases. Given the ongoing negotiations and uncertainty as to the extent and the duration of the strikes, it is difficult to predict the full extent of the adverse impact of the strikes on the Company’s business and results of operations in future reporting periods, if any.

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

Greater China is the Company’s largest market by revenue, with approximately 24% of overall revenues generated from its Greater China operations in 2022. As of June 30, 2023, the Company had 795 IMAX Systems operating in Greater China with an additional 197 systems in backlog, which represent 40% of the Company’s current backlog. Of the IMAX Systems currently scheduled to be installed in Greater China, 66% are under joint revenue sharing arrangements, which further increases the Company’s ongoing exposure to box office performance in this market. Furthermore, on July 12, 2023, the Company announced its proposal to acquire the 96.3 million shares in IMAX China that are not held by the Company in an aggregate transaction price of approximately $124.0 million. Upon approval of the offer and the scheme of arrangement, the Company will own 100% of IMAX China. The acquisition of IMAX China is subject to customary closing conditions, including the receipt of IMAX China shareholder and other approvals. The offer has been approved by both IMAX Corporation and IMAX China’s Boards of Directors. However, there is no guarantee that the acquisition will be approved by IMAX China shareholders or that other closing conditions will be satisfied. If the acquisition is successful, the Company’s increased ownership in IMAX China may increase the Company’s exposure to the risks related to the China market.

The China market presents a number of risks, including changes in laws and regulations, currency fluctuations, increased competition, and changes in economic conditions, including the risk of an economic downturn or recession, trade embargoes, restrictions or other barriers, as well as other conditions that may adversely impact the Company, Company’s exhibitor and studio partners, and consumer spending. The worsening of U.S.–China political tensions could exacerbate any or all of these risks, and adverse developments in any of these areas could impact the Company’s future revenues and cash flows and could cause the Company to fail to achieve anticipated growth.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

In 2023, the Company’s Board of Directors approved a 36-month extension to its share repurchase program through June 30, 2026. The Company’s total share repurchase authority is $400.0 million under the current share repurchase program. As of June 30, 2023, the Company had $191.5 million available under the repurchase program. The repurchases may be made either in the open market or through private transactions, including repurchases made pursuant to a plan intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, subject to market conditions, applicable legal requirements, and other relevant factors. The Company has no obligation to repurchase shares and the share repurchase program may be suspended or discontinued by the Company at any time.

During the three months ended June 30, 2023, the Company repurchased 21,024 common shares at an average price of $16.89 per share for a total of $0.4 million, excluding commission.

The Company’s common share repurchase program activity for the three months ended June 30, 2023 was as follows:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum approximate dollar value of shares that may yet be purchased under the program
April 1 through April 30, 2023	—	$—	—	$191,805,295
May 1 through May 31, 2023	21,024	16.89	21,024	191,450,140
June 1 through June 30, 2023	—	—	—	191,450,140
Total	21,024	$16.89	21,024

In 2022, IMAX China’s shareholders granted its Board of Directors a general mandate authorizing the Board, subject to applicable laws, to repurchase shares of IMAX China not to exceed 10% of the total number of issued shares as of June 23, 2022 (34,063,480 shares). This program expired on the date of the 2023 Annual General Meeting of IMAX China on June 6, 2023. During the 2023 Annual General Meeting, shareholders approved the repurchase of shares of IMAX China not to exceed 10% of the total number of shares as of June 6, 2023 (33,959,314 shares). While this program would have been valid until the 2024 Annual General Meeting of IMAX China, pursuant to the transaction described in Note 18 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1, IMAX China will not execute any additional share repurchases. The repurchases may be made in the open market or through other means permitted by applicable laws. IMAX China has no obligation to repurchase its shares and the share repurchase program may be suspended or discontinued by IMAX China at any time. During the three months ended June 30, 2023, IMAX China did not repurchase any common shares.

(See Note 6 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 for a summary of the material terms and conditions of the Company’s revolving credit facility, which include a limitation of the amount of permitted share repurchases.)

On July 12, 2023, the Company announced it has filed a proposal to acquire the outstanding shares of IMAX China. (See Note 18 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 for information on the filing.)

Item 5. Other Information

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 30, 2023.

Item 6. Exhibits

Exhibit No.	Description
3.1	Second Amended and Restated By-law No.1 of IMAX Corporation, enacted on February 7, 2023. Incorporated by reference to Exhibit 3.1 to IMAX Corporation’s Form 8-K, dated as of June 14, 2023.

10.1+	Amendment No. 1 to Second Amended and Restated Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.1 to IMAX Corporation’s Form 8-K, dated as of June 14, 2023.

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated July 26, 2023, by Richard L. Gelfond.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated July 26, 2023, by Natasha Fernandes.

32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated July 26, 2023, by Richard L. Gelfond.

32.2*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated July 26, 2023, by Natasha Fernandes.

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*Filed herewith.

+Management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAX CORPORATION

Date: July 26, 2023	By:	/s/ NATASHA FERNANDES
Natasha Fernandes
Chief Financial Officer
(Principal Financial Officer)

Date: July 26, 2023	By:	/s/ ELIZABETH GITAJN
Elizabeth Gitajn
Senior Vice-President, Finance & Controller
(Principal Accounting Officer)