Form 10-Q
period 2023-09-30
IMAX CORP
filed 2023-10-25
CIK 921582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of September 30, 2023
Common Shares, no par value	54,607,095

IMAX CORPORATION

IMAX CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

IMAX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. Dollars, except share amounts)

(Unaudited)

	September 30,	December 31,
	2023	2022
Assets
Cash and cash equivalents	$109,603	$97,401
Accounts receivable, net of allowance for credit losses	135,962	136,142
Financing receivables, net of allowance for credit losses	125,322	129,384
Variable consideration receivables, net of allowance for credit losses	59,042	44,024
Inventories	45,365	31,534
Prepaid expenses	13,042	12,343
Film assets, net of accumulated amortization	5,232	5,277
Property, plant and equipment, net of accumulated depreciation	238,140	252,896
Investment in equity securities	—	1,035
Other assets	20,119	15,665
Deferred income tax assets, net of valuation allowance	11,961	9,900
Goodwill	52,815	52,815
Other intangible assets, net of accumulated amortization	34,343	32,738
Total assets	$850,946	$821,154
Liabilities
Accounts payable	$37,699	$25,237
Accrued and other liabilities	123,863	117,286
Deferred revenue	66,272	70,940
Revolving credit facility borrowings, net of unamortized debt issuance costs	23,903	36,111
Convertible notes and other borrowings, net of unamortized discounts and debt issuance costs	228,449	226,912
Deferred income tax liabilities	13,349	14,900
Total liabilities	493,535	491,386
Commitments, contingencies and guarantees (see Note 7)
Non-controlling interests	661	722
Shareholders' equity
Capital stock common shares — no par value. Authorized — unlimited number.
54,607,095 issued and outstanding (December 31, 2022 — 54,148,614 issued and outstanding)	390,097	376,715
Other equity	179,970	185,678
Statutory surplus reserve	3,932	3,932
Accumulated deficit	(272,318)	(293,124)
Accumulated other comprehensive loss	(14,637)	(9,846)
Total shareholders' equity attributable to common shareholders	287,044	263,355
Non-controlling interests	69,706	65,691
Total shareholders' equity	356,750	329,046
Total liabilities and shareholders' equity	$850,946	$821,154

(See the accompanying notes, which are an integral part of these Condensed Consolidated Financial Statements.)

IMAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. Dollars, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues
Technology sales	$18,273	$18,065	$65,455	$35,270
Image enhancement and maintenance services	60,250	36,233	154,244	117,285
Technology rentals	23,008	12,540	62,612	43,726
Finance income	2,365	1,917	6,510	6,478
	103,896	68,755	288,821	202,759
Costs and expenses applicable to revenues
Technology sales	7,948	10,061	28,951	20,264
Image enhancement and maintenance services	26,646	20,563	69,470	56,259
Technology rentals	6,587	6,430	19,747	18,728
	41,181	37,054	118,168	95,251
Gross margin	62,715	31,701	170,653	107,508
Selling, general and administrative expenses	36,282	32,905	109,336	100,181
Research and development	2,771	1,115	7,388	3,667
Amortization of intangible assets	1,107	1,111	3,328	3,412
Credit loss expense, net	523	808	1,589	8,149
Asset impairments	—	—	—	4,470
Executive transition costs	—	—	1,353	—
Income (loss) from operations	22,032	(4,238)	47,659	(12,371)
Unrealized investment gains	364	35	436	99
Retirement benefits non-service expense	(77)	(140)	(232)	(417)
Interest income	738	257	1,838	1,176
Interest expense	(1,483)	(1,323)	(5,045)	(4,354)
Income (loss) before taxes	21,574	(5,409)	44,656	(15,867)
Income tax expense	(6,555)	(2,348)	(14,901)	(8,091)
Net income (loss)	15,019	(7,757)	29,755	(23,958)
Less: net income attributable to non-controlling interests	(3,029)	(1,196)	(6,960)	(1,455)
Net income (loss) attributable to common shareholders	$11,990	$(8,953)	$22,795	$(25,413)

Net income (loss) per share attributable to common shareholders:
Basic	$0.22	$(0.16)	$0.42	$(0.44)
Diluted	$0.22	$(0.16)	$0.41	$(0.44)

Weighted average shares outstanding (in thousands):
Basic	54,618	56,039	54,424	57,301
Diluted	55,535	56,039	55,261	57,301

(See the accompanying notes, which are an integral part of these Condensed Consolidated Financial Statements.)

IMAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands of U.S. Dollars)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income (loss)	$15,019	$(7,757)	$29,755	$(23,958)
Other comprehensive (loss) income, before tax
Unrealized net loss from cash flow hedging instruments	(1,048)	(1,567)	(226)	(1,862)
Realized net loss from cash flow hedging instruments	174	80	636	175
Foreign currency translation adjustments	1,060	(11,703)	(6,559)	(24,644)
Defined benefit and postretirement benefit plans	(176)	46	(528)	138
Total other comprehensive loss, before tax	10	(13,144)	(6,677)	(26,193)
Income tax benefit related to other comprehensive (loss) income	274	380	30	408
Other comprehensive income (loss), net of tax	284	(12,764)	(6,647)	(25,785)
Comprehensive income (loss) attributable to common shareholders	15,303	(20,521)	23,108	(49,743)
Comprehensive (income) loss attributable to non-controlling interests	(3,328)	2,150	(5,104)	5,630
Comprehensive income (loss) attributable to common shareholders	$11,975	$(18,371)	$18,004	$(44,113)

(See the accompanying notes, which are an integral part of these Condensed Consolidated Financial Statements.)

IMAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. Dollars)

(Unaudited)

	Nine Months Ended
	September 30,
	2023	2022
Operating Activities
Net income (loss)	$29,755	$(23,958)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	46,477	42,663
Amortization of deferred financing costs	1,742	2,465
Credit loss expense, net	1,589	8,149
Write-downs	872	5,707
Deferred income tax benefit	(3,724)	(3,374)
Share-based and other non-cash compensation	17,830	19,510
Unrealized foreign currency exchange loss	52	1,310
Unrealized investment gains	(436)	(99)
Changes in assets and liabilities:
Accounts receivable	(2,392)	(18,050)
Inventories	(13,771)	(10,131)
Film assets	(14,575)	(14,174)
Deferred revenue	(4,670)	(5,989)
Changes in other operating assets and liabilities	(4,141)	(3,548)
Net cash provided by operating activities	54,608	481
Investing Activities
Purchase of property, plant and equipment	(2,541)	(5,248)
Investment in equipment for joint revenue sharing arrangements	(10,705)	(14,543)
Interest in film classified as a financial instrument	—	(4,731)
Acquisition of other intangible assets	(5,418)	(3,246)
Acquisition of SSIMWAVE, net of cash and cash equivalents acquired	—	(12,639)
Net cash used in investing activities	(18,664)	(40,407)
Financing Activities
Revolving credit facility borrowings	31,032	4,890
Repayments of revolving credit facility borrowings	(43,057)	(3,600)
Credit facility amendment fees paid	—	(2,277)
Other borrowings	315	—
Repurchase of common shares	(4,263)	(53,581)
Repurchase of common shares, IMAX China	—	(3,043)
Taxes withheld and paid on employee stock awards vested	(6,458)	(3,393)
Principal payment under finance lease obligations	(480)	(890)
Dividends paid to non-controlling interests	(1,438)	(2,701)
Net cash used in financing activities	(24,349)	(64,595)
Effects of exchange rate changes on cash	607	1,961
Increase (decrease) in cash and cash equivalents during period	12,202	(102,560)
Cash and cash equivalents, beginning of period	97,401	189,711
Cash and cash equivalents, end of period	$109,603	$87,151

(See the accompanying notes, which are an integral part of these Condensed Consolidated Financial Statements.)

IMAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In thousands of U.S. Dollars)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Adjustments to capital stock:
Balance, beginning of period	$390,238	$391,107	$376,715	$409,979
Average carrying value of repurchased and retired common shares	(152)	(4,161)	(249)	(32,929)
Restricted share units vested, net of shares withheld for employee tax obligations	11	60	13,631	9,956
Issuance of common shares in acquisition	—	1,947	—	1,947
Balance, end of period	390,097	388,953	390,097	388,953
Adjustments to other equity:
Balance, beginning of period	175,374	174,668	185,678	174,620
Amortization of share-based payment expense - stock options	—	132	92	502
Amortization of share-based payment expense - restricted share units	2,557	4,232	9,881	14,444
Amortization of share-based payment expense - performance stock units	2,071	1,697	5,196	5,414
Restricted share units vested	(32)	(302)	(20,877)	(14,010)
Change in ownership interest related to IMAX China common share repurchases	—	(856)	—	(1,399)
Balance, end of period	179,970	179,571	179,970	179,571
Adjustments to statutory surplus reserve:
Balance, beginning of period	3,932	3,932	3,932	3,932
Balance, end of period	3,932	3,932	3,932	3,932
Adjustments to accumulated deficit:
Balance, beginning of period	(284,208)	(272,022)	(293,124)	(234,975)
Net income (loss) attributable to common shareholders	11,990	(8,953)	22,795	(25,413)
Common shares repurchased and retired	(100)	(1,969)	(1,989)	(22,556)
Balance, end of period	(272,318)	(282,944)	(272,318)	(282,944)
Adjustments to accumulated other comprehensive (loss) income:
Balance, beginning of period	(14,622)	(6,755)	(9,846)	2,527
Other comprehensive loss, net of tax	(15)	(9,418)	(4,791)	(18,700)
Balance, end of period	(14,637)	(16,173)	(14,637)	(16,173)
Adjustments to non-controlling interests:
Balance, beginning of period	66,167	66,555	65,691	73,531
Net income attributable to non-controlling interests	3,100	1,202	7,021	1,477
Other comprehensive income (loss), net of tax	299	(3,346)	(1,856)	(7,085)
Dividends paid to non-controlling shareholders of IMAX China	—	(91)	(1,438)	(2,701)
Share-based compensation attributable to non-controlling interests	140	(118)	288	281
Change in ownership interest related to IMAX China common share repurchases	—	(343)	—	(1,644)
Balance, end of period	69,706	63,859	69,706	63,859
Total Shareholders' Equity	$356,750	$337,198	$356,750	$337,198

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

As of September 30, 2023 and December 31, 2022, total assets and liabilities of the Company’s consolidated VIEs are as follows:

	September 30,	December 31,
(In thousands of U.S. Dollars)	2023	2022
Total assets	$1,446	$1,523
Total liabilities	$262	$248

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

Recently Issued FASB Accounting Standard Codification Updates Not Yet Adopted

The Company considers the applicability and impact of all FASB ASUs that are recently issued, but not yet effective. ASUs that are not noted above were assessed and determined to be not applicable or not significant to the Company’s Condensed Consolidated Financial Statements for the period ended September 30, 2023.

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

On September 7, 2022, Cineworld, the parent company of Regal, and certain of its subsidiaries and Regal CineMedia Holdings, LLC, filed petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the Southern District of Texas. The Company had an unsecured pre-petition claim of $11.4 million related to receivables from the entities included in the reorganization proceedings. On October 21, 2022, the Company was ratified by the bankruptcy court (the “Court”) as a critical vendor of Cineworld, allowing the Company to collect pre-petition amounts owed to it by Cineworld, and requiring Cineworld to stay current on the Company’s post-petition receivables. On November 8, 2022,the Company entered into a trade agreement with Cineworld (the “Trade Agreement”), pursuant to which Cineworld affirmed its pre-petition obligations to the Company and its post-petition obligations to the Company during the Chapter 11 proceedings, the amount of the receivables owed to the Company and agreed to a payment plan under which all amounts due will be settled over the period from November 9, 2022 to April 12, 2023. As of April 17, 2023, the Company had received all of the payments due from Cineworld in accordance with the terms of the Trade Agreement with respect to the pre-petition obligations. The Court approved Cineworld’s Plan of Reorganization (the “Plan”) on June 28, 2023, in which Cineworld disclosed that it plans to emerge from the Chapter 11 proceedings on or about July 28, 2023. As part of the Plan, Cineworld agreed to assume the Global Agreement between the Company and the Cineworld entities (the “Global Agreement”). On August 30, 2023, the Company and Cineworld entered into a Joint Stipulation and Agreed Order which was entered by the Court on September 21, 2023 (the “Stipulation”) pursuant to which Cineworld assumed the Global Agreement. The Stipulation provides that all amounts owed to the Company will be paid by Cineworld and sets out a revised timetable for all systems installations required of Cineworld under the Global Agreement. Cineworld has emerged from the Chapter 11 proceedings, and the Stipulation finalizes all matters between the Company and Cineworld as a result of the restructuring. The Company has determined that no additional provision for expected credit losses is required.

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

The following tables summarize the activity in the allowance for credit losses related to Accounts Receivable for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30, 2023				Nine Months Ended September 30, 2023
(In thousands of U.S. Dollars)	Theater Operators	Studios	Other	Total	Theater Operators	Studios	Other	Total
Beginning balance	$11,640	$894	$1,486	$14,020	$11,144	$1,699	$1,276	$14,119
Current period provision (reversal), net	1,953	100	(463)	$1,590	3,392	(699)	(253)	2,440
Write-offs	(405)	—	—	$(405)	(1,202)	—	—	(1,202)
Foreign exchange	(84)	—	—	$(84)	(230)	(6)	—	(236)
Ending balance	$13,104	$994	$1,023	$15,121	$13,104	$994	$1,023	$15,121

	Three Months Ended September 30, 2022				Nine Months Ended September 30, 2022
(In thousands of U.S. Dollars)	Theater Operators	Studios	Other	Total	Theater Operators	Studios	Other	Total
Beginning balance	$10,704	$1,744	$907	$13,355	$8,867	$1,994	$1,085	$11,946
Current period provision (reversal), net	211	30	382	623	2,326	(68)	598	2,856
Write-offs		(4)		(4)	(43)	(128)	(394)	(565)
Foreign exchange	(216)	(21)		(237)	(451)	(49)	—	(500)
Ending balance	$10,699	$1,749	$1,289	$13,737	$10,699	$1,749	$1,289	$13,737

For the three and nine months ended September 30, 2023, the Company’s allowance for current expected credit losses related to Accounts Receivable increased by $1.1 million and $1.0 million, respectively.

For the three and nine months ended September 30, 2022, the Company’s allowance for current expected credit losses related to Accounts Receivable increased by $0.4 million and $1.8 million, respectively, principally due to reserves established against its receivables in Russia due to uncertainties associated with the ongoing Russia-Ukraine conflict, partially offset by the reversal of provisions associated with the COVID-19 pandemic.

Financing Receivables

Financing receivables are due from theater operators and consist of the Company’s net investment in sales-type leases and receivables associated with financed sales of IMAX Systems. As of September 30, 2023 and December 31, 2022, financing receivables consist of the following:

	September 30,	December 31,
(In thousands of U.S. Dollars)	2023	2022
Net investment in leases
Gross minimum payments due under sales-type leases	$30,122	$29,727
Unearned finance income	(480)	(619)
Present value of minimum payments due under sales-type leases	29,642	29,108
Allowance for credit losses	(680)	(776)
Net investment in leases	28,962	28,332
Financed sales receivables
Gross minimum payments due under financed sales	134,548	141,337
Unearned finance income	(28,117)	(29,340)
Present value of minimum payments due under financed sales	106,431	111,997
Allowance for credit losses	(10,071)	(10,945)
Net financed sales receivables	96,360	101,052
Total financing receivables	$125,322	$129,384

Net financed sales receivables due within one year	$31,901	$32,366
Net financed sales receivables due after one year	64,459	68,686
Total financed sales receivables	$96,360	$101,052

As of September 30, 2023 and December 31, 2022, the weighted-average remaining lease term and weighted-average interest rate associated with the Company’s sales-type lease arrangements and financed sale receivables, as applicable, are as follows:

	September 30,	December 31,
	2023	2022
Weighted-average remaining lease term (in years)
Sales-type lease arrangements	8.5	9.0
Weighted-average interest rate
Sales-type lease arrangements	7.97%	8.23%
Financed sales receivables	8.89%	8.79%

The tables below provide information on the Company’s net investment in leases by credit quality indicator as of September 30, 2023 and December 31, 2022. The amounts disclosed for each credit quality classification are determined on a customer-by-customer basis and include both billed and unbilled amounts.

(In thousands of U.S. Dollars)	By Origination Year
As of September 30, 2023	2023	2022	2021	2020	2019	Prior	Total
Net investment in leases:
Credit quality classification:
In good standing	$2,382	$3,165	$6,184	$2,130	$1,626	$783	$16,270
Credit Watch	—	490	—	—	—	324	814
Pre-approved transactions	—	—	3,441	1,173	5,183	2,360	12,157
Transactions suspended	—	—	—	—	—	401	401
Total net investment in leases	$2,382	$3,655	$9,625	$3,303	$6,809	$3,868	$29,642

(In thousands of U.S. Dollars)	By Origination Year
As of December 31, 2022	2022	2021	2020	2019	2018	Prior	Total
Net investment in leases:
Credit quality classification:
In good standing	$4,148	$6,969	$2,494	$1,977	$—	$1,016	$16,604
Credit Watch	—	—	—	—	—	—	—
Pre-approved transactions	—	3,089	1,162	5,401	2,451	—	12,103
Transactions suspended	—	—	—	—	—	401	401
Total net investment in leases	$4,148	$10,058	$3,656	$7,378	$2,451	$1,417	$29,108

The tables below provide information on the Company’s financed sale receivables by credit quality indicator as of September 30, 2023 and December 31, 2022. The amounts disclosed for each credit quality classification are determined on a customer-by-customer basis and include both billed and unbilled amounts.

(In thousands of U.S. Dollars)	By Origination Year
As of September 30, 2023	2023	2022	2021	2020	2019	Prior	Total
Financed sales receivables:
Credit quality classification:
In good standing	$5,763	$5,895	$5,935	$5,392	$8,023	$44,170	$75,178
Credit Watch	—	30	—	—	609	1,339	1,978
Pre-approved transactions	182	313	2,619	1,455	1,771	9,264	15,604
Transactions suspended	—	—	714	343	1,538	11,076	13,671
Total financed sales receivables	$5,945	$6,238	$9,268	$7,190	$11,941	$65,849	$106,431

(In thousands of U.S. Dollars)	By Origination Year
As of December 31, 2022	2022	2021	2020	2019	2018	Prior	Total
Financed sales receivables:
Credit quality classification:
In good standing	$10,252	$8,643	$6,280	$8,541	$9,854	$39,912	$83,482
Credit Watch	—	—	—	—	—	1,152	1,152
Pre-approved transactions	—	2,318	1,399	1,134	1,449	9,243	15,543
Transactions suspended	272	664	142	1,269	1,197	8,276	11,820
Total financed sales receivables	$10,524	$11,625	$7,821	$10,944	$12,500	$58,583	$111,997

The following tables provide an aging analysis for the Company’s net investment in leases and financed sale receivables as of September 30, 2023 and December 31, 2022:

	As of September 30, 2023
(In thousands of U.S. Dollars)	Accrued and Current	30-89 Days	90+ Days	Billed	Unbilled	Recorded Receivable	Allowance for Credit Losses	Net
Net investment in leases	$286	$222	$3,870	$4,378	$25,264	$29,642	$(680)	$28,962
Financed sales receivables	1,446	1,213	11,083	13,742	92,689	$106,431	(10,071)	96,360
Total	$1,732	$1,435	$14,953	$18,120	$117,953	$136,073	$(10,751)	$125,322

	As of December 31, 2022
(In thousands of U.S. Dollars)	Accrued and Current	30-89 Days	90+ Days	Billed	Unbilled	Recorded Receivable	Allowance for Credit Losses	Net
Net investment in leases	$237	$216	$2,593	$3,046	$26,062	$29,108	$(776)	$28,332
Financed sales receivables	2,269	1,307	12,793	16,369	95,628	111,997	(10,945)	$101,052
Total	$2,506	$1,523	$15,386	$19,415	$121,690	$141,105	$(11,721)	$129,384

The following tables provide information about the Company’s net investment in leases and financed sale receivables with billed amounts past due for which it continues to accrue finance income as of September 30, 2023 and December 31, 2022. The amounts disclosed for each credit quality classification are determined on a customer-by-customer basis and include both billed and unbilled amounts.

	As of September 30, 2023
(In thousands of U.S. Dollars)	Accrued and Current	30-89 Days	90+ Days	Billed	Unbilled	Allowance for Credit Losses	Net
Net investment in leases	$257	$222	$3,870	$4,349	$23,264	$(302)	$27,311
Financed sales receivables	850	942	10,560	12,352	36,116	(1,679)	46,789
Total	$1,107	$1,164	$14,430	$16,701	$59,380	$(1,981)	$74,100

	As of December 31, 2022
(In thousands of U.S. Dollars)	Accrued and Current	30-89 Days	90+ Days	Billed	Unbilled	Allowance for Credit Losses	Net
Net investment in leases	$190	$181	$2,593	$2,964	$17,070	$(230)	$19,804
Financed sales receivables	1,550	1,115	10,814	13,479	43,172	(1,587)	55,064
Total	$1,740	$1,296	$13,407	$16,443	$60,242	$(1,817)	$74,868

The following table provides information about the Company’s net investment in leases and financed sale receivables that are on nonaccrual status as of September 30, 2023 and December 31, 2022:

	As of September 30, 2023			As of December 31, 2022
(In thousands of U.S. Dollars)	Recorded Receivable	Allowance for Credit Losses	Net	Recorded Receivable	Allowance for Credit Losses	Net
Net investment in leases	$401	$(401)	$—	$401	$(401)	$—
Net financed sales receivables	29,275	(7,535)	21,740	27,364	(9,589)	17,775
Total	$29,676	$(7,936)	$21,740	$27,765	$(9,990)	$17,775

For the three and nine months ended September 30, 2023, the Company recognized less than $0.1 million (2022 — less than $0.1 million and $0.1 million, respectively) in Finance Income related to the net investment in leases with billed amounts past due. For the three and nine months ended September 30, 2023 and 2022, the Company did not recognize Finance Income related to the net investment in leases on nonaccrual status. For the three and nine months ended September 30, 2023, the Company recognized $0.7 million and $2.4 million, respectively (2022 — $1.1 million and $3.1 million, respectively) in Finance Income related to the financed sale receivables with billed amounts past due. For the three and nine months ended September 30, 2023, the Company recognized less than $0.1 million and $0.2 million, respectively (2022 — $0.1 million and $0.4 million, respectively) in Finance Income related to the financed sales receivables in nonaccrual status.

The following tables summarize the activity in the allowance for credit losses related to the Company’s net investment in leases and financed sale receivables for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30, 2023		Nine Months Ended September 30, 2023
	Net Investment	Financed	Net Investment	Financed
(In thousands of U.S. Dollars)	in Leases	Sales Receivables	in Leases	Sales Receivables
Beginning balance	$689	$11,027	$776	$10,945
Current period provision (reversal), net	11	(1,075)	(70)	(862)
Write-offs	—	—	—	—
Foreign exchange	(20)	119	(26)	(12)
Ending balance	$680	$10,071	$680	$10,071

	Three Months Ended September 30, 2022		Nine Months Ended September 30, 2022
	Net Investment	Net Financed	Net Investment	Net Financed
(In thousands of U.S. Dollars)	in Leases	Sales Receivables	in Leases	Sales Receivables
Beginning balance	$688	$11,038	$798	$5,414
Current period (reversal) provision, net	(1)	72	(95)	5,847
Write-offs	—	—	—	—
Foreign exchange	(17)	(151)	(33)	(302)
Ending balance	$670	$10,959	$670	$10,959

For the three and nine months ended September 30, 2023, the Company’s allowance for current expected credit losses related to its net investment in leases decreased by less than $0.1 million and decreased by $0.1 million, respectively, and financed sale receivables decreased by $1.0 million and $0.9 million, respectively.

For the three and nine months ended September 30, 2022, the Company’s allowance for current expected credit losses related to its net investment in leases decreased by less than $0.1 million and decreased by $0.1 million, respectively, and financed sale receivables decreased by less than $0.1 million and increased by $5.5 million, respectively. The increase is principally due to reserves established against its receivables in Russia due to uncertainties associated with the ongoing Russia-Ukraine conflict and resulting sanctions, partially offset by the reversal of provisions associated with the COVID-19 pandemic as the outlook for the theatrical exhibition industry in Domestic and Rest of World markets improved.

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

The following table summarizes the activity in the Allowance for Credit Losses related to Variable Consideration Receivables for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(In thousands of U.S. Dollars)	Theater Operators	Theater Operators	Theater Operators	Theater Operators
Beginning balance	$705	$501	$610	$1,082
Current period provision (reversal), net	37	57	134	(515)
Write-offs	—	—	—	—
Foreign exchange	(15)	(24)	(17)	(33)
Ending balance	$727	$534	$727	$534

For the three and nine months ended September 30, 2023, the Company’s allowance for current expected credit losses related to Variable Consideration Receivables increased by less than $0.1 million and increased by $0.1 million, respectively.

For the three and nine months ended September 30, 2022, the Company’s allowance for current expected credit losses related to Variable Consideration Receivables increased by less than $0.1 million and decreased by $0.5 million, respectively. This decrease is principally due to the reversal of provisions associated with the COVID-19 pandemic as the outlook for the theatrical exhibition industry in Domestic and Rest of World markets improved.

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

For the three and nine months ended September 30, 2023 and 2022, the components of lease expense recorded within Selling, General and Administrative Expenses are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands of U.S. Dollars)	2023	2022	2023	2022
Operating lease cost:
Amortization of operating lease assets	$577	$602	$1,857	$1,964
Interest on operating lease liabilities	177	194	573	610
Short-term and variable lease costs	125	144	425	472
Finance lease cost:
Amortization of finance lease assets	99	75	299	75
Interest on finance lease liabilities	10	9	38	9
Total lease cost	$988	$1,024	$3,192	$3,130

For the nine months ended September 30, 2023 and 2022, supplemental cash and non-cash information related to leases is as follows:

	Nine Months Ended September 30,
(In thousands of U.S. Dollars)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating leases	$2,740	$2,554
Finance leases	$480	890
Supplemental disclosure of noncash leasing activities:
Right-of-use assets obtained in exchange for operating lease obligations	$278	$2,997
Right-of-use assets obtained in exchange for finance lease obligations	$—	1,882

As of September 30, 2023 and December 31, 2022, supplemental balance sheet information related to leases is as follows:

		September 30,	December 31,
(In thousands of U.S. Dollars)		2023	2022
Assets	Balance Sheet Location
Operating lease right-of-use assets	Property, plant and equipment	$10,594	$12,341
Finance lease right-of-use assets	Property, plant and equipment	$1,519	$1,876
Liabilities	Balance Sheet Location
Operating lease liabilities	Accrued and other liabilities	$12,635	$14,461
Finance lease liabilities(1)	Accrued and other liabilities	$510	$1,011

(1)
Recorded net of a $1.4 million upfront payment made upon execution of the finance lease arrangement.

As of September 30, 2023 and December 31, 2022, the weighted-average remaining lease term and weighted-average interest rate associated with the Company’s leases are as follows:

	September 30,	December 31,
	2023	2022
Operating leases:
Weighted-average remaining lease term (years)	5.5	6.0
Weighted-average discount rate	5.93%	5.90%
Finance leases:
Weighted-average remaining lease term (years)	3.8	4.7
Weighted-average discount rate	6.00%	6.00%

As of September 30, 2023, the maturities of the Company’s operating and finance lease liabilities are as follows:

(In thousands of U.S. Dollars)	Operating Leases	Finance Leases
2023 (three months remaining)	$895	$28
2024	3,039	508
2025	2,460	—
2026	2,070	—
2027	2,095	—
Thereafter	4,283	—
Total lease payments	$14,842	$536
Less: interest expense	(2,207)	(26)
Present value of lease liabilities	$12,635	$510
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

The following lease payments are expected to be received by the Company for its sales-type leases and joint revenue sharing arrangements in each of the next five years and thereafter following the September 30, 2023 balance sheet date:

	Sales-Type	Joint Revenue
(In thousands of U.S. Dollars)	Leases	Sharing Arrangements
2023 (three months remaining)	$757	$43
2024	3,167	69
2025	3,058	27
2026	2,981	—
2027	2,917	—
Thereafter	16,947	—
Total	$29,827	$139

5. Inventories

As of September 30, 2023 and December 31, 2022, Inventories consist of the following:

	September 30,	December 31,
(In thousands of U.S. Dollars)	2023	2022
Raw materials	$36,556	$25,365
Work-in-process	2,708	2,034
Finished goods	6,101	4,135
	$45,365	$31,534

As of September 30, 2023, Inventories include finished goods of $6.5 million (December 31, 2022 — $3.5 million) for which title had passed to the customer, but the criteria for revenue recognition were not met as of the balance sheet date.

During the three and nine months ended September 30, 2023, the Company recorded a recovery of $0.2 million and write-downs of $0.1 million, and a recovery of $0.2 million and write-downs of $0.2 million, respectively, (2022 — write-downs of $0.2 million and write-downs of $0.5 million, respectively) in Costs and Expenses Applicable to Revenues ― Technology Sales.

6. Borrowings

(a)
Revolving Credit Facility Borrowings, Net

As of September 30, 2023 and December 31, 2022, Revolving Credit Facility Borrowings, Net includes the following:

	September 30,	December 31,
(In thousands of U.S. Dollars)	2023	2022
Wells Fargo Credit Facility borrowings	$20,000	$25,000
HSBC China Facility borrowings	5,108	12,496
Bank of China Facility borrowings	—	374
Unamortized debt issuance costs	(1,205)	(1,759)
Revolving Credit Facility Borrowings, net	$23,903	$36,111

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

The Credit Facility requires that the Company maintain a maximum Senior Secured Net Leverage Ratio (as defined in the Credit Agreement) of no greater than 3.25:1.00, on the last day of each Fiscal Quarter. The Senior Secured Net Leverage Ratio is the ratio of Total Debt (as defined in the Credit Agreement), secured by liens, net of unrestricted cash and cash equivalents held outside of the People’s Republic of China (“the PRC”) to a maximum of $75.0 million, relative to Adjusted EBITDA per Credit Facility for the four prior quarters. The Senior Secured Net Leverage Ratio is calculated using Adjusted EBITDA per Credit Facility determined on a trailing twelve-month basis. The Company was in compliance with this requirement as of September 30, 2023 as the Senior Secured Net Leverage Ratio was 0.00:1.00.

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

As of September 30, 2023, borrowings under the Credit Facility were $20.0 million (December 31, 2022 — $25.0 million) and bear interest at Term SOFR, plus a margin of 1.75% per annum based on the Company’s total leverage ratio. The effective interest rate for the three and nine months ended September 30, 2023 was 7.10% and 6.75%, respectively. There were no amounts drawn under the Credit Facility during the nine months ended September 30, 2022.

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

As of September 30, 2023, the Company had a $130.0 million Standby Letter of Credit (“LC”) outstanding under the Credit Facility, and no advance payment guarantees outstanding. As of December 31, 2022, the Company did not have any letters of credit or advance payment guarantees outstanding under the Credit Facility. As of September 30, 2023, the amount available for future borrowings under the Credit Facility was $150.0 million.

In conjunction with the proposal to acquire the outstanding 96.3 million shares in IMAX China Holding, Inc. (“IMAX China”) (the “China Transaction”), the Company obtained a consent on June 30, 2023 under the Credit Facility to temporarily increase the Letter of Credit Accommodations Sublimit from $25.0 million to $130.0 million. On July 11, 2023, the Company obtained a LC in the amount of $130.0 million in favor of Morgan Stanley Asia Limited, the financial adviser for the China Transaction, to provide certainty of funds for the proposed proceeds and transaction costs payable with respect to the China Transaction. At the Extraordinary General Meeting of IMAX China shareholders held on October 9, 2023, the vast majority voted in favor of the China Transaction; however, the Company did not receive approval from 90% of disinterested IMAX China shareholders as required by Hong Kong law and, as a result, the Company's proposal to acquire IMAX China's outstanding shares did not proceed. Consequently, the LC was canceled effective October 11, 2023.

Foreign Exchange Facility

Within the Credit Facility, the Company is able to purchase foreign currency forward contracts and/or other swap arrangements. As of September 30, 2023, the net unrealized loss on the Company’s outstanding foreign currency forward contracts was $(0.2) million, representing the amount by which the notional value of these forward contracts exceeded their fair value (December 31, 2022 — net unrealized loss of $(0.6) million). As of September 30, 2023, the notional value of the Company’s outstanding foreign currency forward contracts was $41.6 million (December 31, 2022 — $24.7 million).

Bank of China Facility

In June 2022, IMAX (Shanghai) Multimedia Technology Co., Ltd. (“IMAX Shanghai”), one of the Company’s majority-owned subsidiaries in China, renewed its unsecured revolving facility with Bank of China for up to 200.0 million Chinese Renminbi (“RMB”) ($27.9 million), including RMB 10.0 million ($1.4 million) for letters of guarantee, to fund ongoing working capital requirements (the “Bank of China Facility”). The Bank of China Facility expired in September 2023 and has been renewed to February 21, 2024.

As of September 30, 2023, there were no borrowings outstanding under the Bank of China Facility and outstanding letters of guarantee were RMB 2.7 million ($0.4 million). As of December 31, 2022, outstanding Bank of China Facility borrowings were RMB 2.6 million ($0.4 million) and outstanding letters of guarantee were RMB 2.8 million ($0.4 million).

As of September 30, 2023, the amount available for future borrowings under the Bank of China Facility was RMB 190.0 million ($26.5 million) and the amount available for letters of guarantee was RMB 7.2 million ($1.0 million). The amount available for future borrowings under the Bank of China Facility is not subject to a standby fee. The effective interest rate for the three and nine months ended September 30, 2023 was 3.85% (2022 — 4.15%).

HSBC China Facility

In June 2022, IMAX Shanghai entered into an unsecured revolving facility for up to RMB 200.0 million ($27.9 million) with HSBC Bank (China) Company Limited, Shanghai Branch to fund ongoing working capital requirements (the “HSBC China Facility”). As of September 30, 2023, RMB 36.7 million ($5.1 million) of borrowings were outstanding under the HSBC China Facility (December 31, 2022 — RMB 87.0 million or $12.5 million. As of September 30, 2023, the amount available for future borrowings under the HSBC China Facility was RMB 163.3 million ($22.8 million). The effective interest rate for the three and nine months ended September 30, 2023 was 3.88%. There were no amounts drawn under the HSBC China Facility for the three and nine months ended September 30, 2022.

NBC Facility

In October 2019, the Company entered into a $5.0 million facility with National Bank of Canada (the “NBC Facility”) fully insured by Export Development Canada for use solely in conjunction with the issuance of performance guarantees and letters of credit. The NBC Facility has been renewed to August 21, 2024. The NBC Facility is renewable on the same terms and conditions on an annual basis. The Company did not have any letters of credit or advance payment guarantees outstanding as of September 30, 2023 and December 31, 2022 under the NBC Facility.

(b)
Convertible Notes and Other Borrowings, Net

As of September 30, 2023 and December 31, 2022, Convertible Notes and Other Borrowings, Net includes the following:

	September 30,	December 31,
(In thousands of U.S. Dollars)	2023	2022
Convertible Notes	$230,000	$230,000
Unamortized discounts and debt issuance costs	(3,742)	(4,870)
Convertible Notes, net	226,258	225,130

Federal Economic Development Loan	3,131	2,812
Unaccreted interest benefit	(940)	(1,030)
Federal Economic Development Loan, net	2,191	1,782

Convertible Notes and Other Borrowings, net	$228,449	$226,912

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

The benefit of the interest free loan has been determined by calculating the present value of the payments using a market-based interest rate and comparing this to the proceeds received. The benefit is being recorded as the interest free benefit of government funding within Interest Income on the Condensed Consolidated Statements of Operations. No benefit was recorded for the three and nine months ended September 30, 2023, as the Company received the maximum contribution. The obligation is being accreted to its maturity amount, resulting in an interest expense of $0.1 million and $0.2 million during the three and nine months ended September 30, 2023, respectively, which is being recorded within Interest Expense on the Company’s Condensed Consolidated Statements of Operations.

As of September 30, 2023, the Federal Economic Development Loan has a carrying value of $2.2 million, net of unaccreted interest benefit and is recorded within Convertible Notes and Other Borrowings, Net on the Company’s Condensed Consolidated Balance Sheets.

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

(i) In January 2004, the Company and IMAX Theatre Services Ltd., a subsidiary of the Company, commenced an arbitration seeking damages before the International Court of Arbitration of the International Chamber of Commerce (the “ICC”) with respect to the breach by Electronic Media Limited (“EML”) of its December 2000 agreement with the Company. In June 2004, the Company commenced a related arbitration before the ICC against EML’s affiliate, E-City Entertainment (I) PVT Limited (“E-City”). On March 27, 2008, the arbitration panel issued a final award in favor of the Company in the amount of $11.3 million, as well as an additional $2,512 each day in interest from October 1, 2007 until the date the award is paid. In July 2008, E-City commenced a proceeding in Mumbai, India seeking to prevent recognition of the ICC award in India. On March 10, 2017, the Supreme Court of India dismissed E-City’s petition. On March 29, 2017, the Company filed an Execution Application in the Bombay High Court seeking to enforce the ICC award against E-City and several related parties, which award the Company calculates to be $26.0 million, inclusive of interest, as of September 30, 2023. That matter is currently pending. The Company has also taken steps to enforce the ICC final award outside of India. In December 2011, the Ontario Superior Court of Justice issued an order recognizing the final award and requiring E-City to pay the Company $30,000 to cover the costs of the application, and in May 2012, the New York Supreme Court recognized the Canadian judgment and entered it as a New York judgment. The Company intends to continue pursuing its rights and seeking to enforce the award, although no assurances can be given with respect to the ultimate outcome.

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

(d)
Product Warranties

The Company’s accrual for product warranties, which is recorded within Accrued and Other Liabilities in the Condensed Consolidated Balance Sheets, was $0.1 million and $nil as of September 30, 2023 and December 31, 2022, respectively.

(e)
Director and Officer Indemnifications

The Company’s by-laws contain an indemnification of its current directors and officers, former directors and officers, and persons who have acted at its request to be a director and/or officer of an entity in which the Company is a shareholder or creditor, to indemnify them, to the extent permitted by the Canada Business Corporations Act, against expenses (including legal fees), judgments, fines and any amounts actually and reasonably incurred by them in connection with any action, suit or proceeding in which the directors and/or officers are sued as a result of their service, if they acted honestly and in good faith with a view to the best interests of the Company. In addition, the Company has entered into indemnification agreements with each of its directors in order to effectuate the foregoing. The nature of the indemnification prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to counterparties. The Company has purchased directors’ and officers’ liability insurance. No amount has been accrued in the Company’s Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022, with respect to this indemnity.

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

8. Condensed Consolidated Statements of Operations – Supplemental Information

(a)
Selling Expenses

The following table summarizes the Company’s selling expenses, including sales commissions and marketing and other, which are recognized within Costs and Expenses Applicable to Revenues in the Condensed Consolidated Statements of Operations, for three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023		2022
(In thousands of U.S. Dollars)	Sales Commissions	Marketing and Other	Sales Commissions	Marketing and Other
Technology sales(1)	$301	$347	$269	$254
Image enhancement and maintenance services(2)	—	2,744	—	3,678
Technology rentals(3)	38	469	225	363
Total	$339	$3,560	$494	$4,295

	Nine Months Ended September 30,
	2023		2022
(In thousands of U.S. Dollars)	Sales Commissions	Marketing and Other	Sales Commissions	Marketing and Other
Technology sales(1)	$861	$531	$316	$454
Image enhancement and maintenance services(2)	—	13,088	—	11,443
Technology rentals(3)	147	1,179	(64)	1,093
Total	$1,008	$14,798	$252	$12,990

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
(b)
Foreign Exchange

Included in Selling, General and Administrative Expenses for the three and nine months ended September 30, 2023 are foreign currency net losses of $(0.2) million and $(0.8) million, respectively, (2022 — net losses of $(1.2) million and $(3.0) million, respectively) resulting from changes in exchange rates related to foreign currency denominated monetary assets and liabilities. (See Note 15(c) for additional information.)

(c)
Collaborative Arrangements

Joint Revenue Sharing Arrangements

The accounting policy for the Company’s joint revenue sharing arrangements is disclosed in Note 3(o) of the Company’s audited Consolidated Financial Statements in its 2022 Form 10-K.

Revenue attributable to transactions arising between the Company and its customers under joint revenue sharing arrangements are recorded within Revenues — Technology Sales (for hybrid joint revenue sharing arrangements) and Revenues — Technology Rentals (for traditional joint revenue sharing arrangements). For the three and nine months ended September 30, 2023, such revenues totaled $23.1 million and $63.8 million, respectively (2022 — $13.5 million and $46.2 million, respectively).

IMAX Film Remastering and Distribution

In an IMAX film remastering and distribution (formerly known as “IMAX DMR”) arrangement, the Company receives a percentage of the box office receipts from a third party who owns the copyright to a film in exchange for converting the film into IMAX format and distributing it through the IMAX network. The fee earned by the Company in a typical IMAX film remastering and distribution arrangement averages approximately 12.5% of box office receipts (i.e. gross box office receipts less applicable sales taxes), except for within mainland China, where the Company receives a lower percentage of net box office receipts for certain Hollywood films. The accounting policy for the Company’s IMAX film remastering and distribution arrangements is disclosed in Note 3(o) of the Company’s audited Consolidated Financial Statements in its 2022 Form 10-K.

Revenue attributable to transactions arising between the Company and its customers under IMAX film remastering and distribution arrangements are included in Revenues – Image Enhancement and Maintenance Services. For the three and nine months ended September 30, 2023, such revenues totaled $42.5 million and $101.8 million, respectively, (2022 — $19.9 million and $67.1 million, respectively). (See Note 12(a) for a disaggregated presentation of the Company’s revenues.)

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

As of September 30, 2023, the Company is party to one co-produced film arrangement, which represents the VIE total assets balance of $1.4 million and liabilities balance of $0.3 million, and four other co-produced film arrangements, the terms of which are similar. The accounting policies relating to co-produced film arrangements are disclosed in Notes 3(a) and 3(o) of the Company’s 2022 Form 10-K.

For the three and nine months ended September 30, 2023, an expense of $0.2 million and $0.5 million, respectively, (2022 — $0.2 million and $0.6 million, respectively) attributable to transactions between the Company and other parties involved in the production of the films have been included in Costs and Expenses Applicable to Revenues ― Image Enhancement and Maintenance Services.

9. Condensed Consolidated Statements of Cash Flows – Supplemental Information

(a)
Changes in other operating assets and liabilities

	Nine Months Ended
	September 30,
(In thousands of U.S. Dollars)	2023	2022
Decrease (increase) in:
Financing receivables	$5,096	$11,608
Prepaid expenses	(1,767)	(2,006)
Variable consideration receivables	(14,990)	1,147
Other assets	(4,615)	280
Increase (decrease) in:
Accounts payable	12,523	6,044
Accrued and other liabilities	(388)	(20,621)
	$(4,141)	$(3,548)

(b)
Depreciation and amortization

	Nine Months Ended
	September 30,
(In thousands of U.S. Dollars)	2023	2022
Film assets	$16,720	$13,249
Property, plant and equipment:
Equipment supporting joint revenue sharing arrangements	17,228	16,639
Other property, plant and equipment(1)	6,937	7,055
Other intangible assets(2)	4,353	4,394
Other assets(3)	1,239	1,326
	$46,477	$42,663

(1)
Includes the amortization of laser projection systems, camera, and lens upgrades recorded in Research and Development on the Condensed Consolidated Statements of Operations of $0.4 million in the nine months ended September 30, 2023 (2022 — $0.6 million).
(2)
Includes the amortization of licenses and intellectual property recorded in Research and Development on the Condensed Consolidated Statements of Operations of $1.0 million in the nine months ended September 30, 2023 (2022 — $1.0 million).
(3)
Includes the amortization of lessee incentives provided by the Company to its customers under joint revenue sharing arrangements.
(c)
Write-downs

	Nine Months Ended
	September 30,
(In thousands of U.S. Dollars)	2023	2022
Other assets (1)	$—	$4,470
Property, plant and equipment:
Equipment supporting joint revenue sharing arrangements(2)	486	235
Other property, plant and equipment	3	9
Other intangible assets	—	24
Inventories	(27)	503
Film assets	410	466
	$872	$5,707

(1)
In the nine months ended September 30, 2022, the Company recognized a full impairment of its RMB 30.0 million (4.5 million) investment in the film Mozart from Space based on projected box office results and distribution costs.
(2)
In the nine months ended September 30, 2023, the Company recorded charges of $0.5 million (2022 ― $0.2 million) in Costs and Expenses Applicable to Revenues ― Technology Rentals mostly related to the write-down of leased xenon-based digital systems which were taken out of service in connection with customer upgrades to laser-based digital systems, as well as the closure of one IMAX System.
(d)
Significant non-cash investing activities

	Nine Months Ended
	September 30,
(In thousands of U.S. Dollars)	2023	2022
Net (decrease) increase in accruals related to:
Cash consideration in respect of SSIMWAVE acquisition	$—	$3,227
Investment in equipment supporting joint revenue sharing arrangements	(493)	1,229
Acquisition of other intangible assets	(31)	45
Purchases of property, plant and equipment	117	103
	$(407)	$4,604

10. Income Taxes

(a)
Income Tax Expense

For the three months ended September 30, 2023, the Company recorded income tax expense of $6.6 million (2022 — $2.3 million). The Company’s effective tax rate differs from the combined Canadian federal and provincial statutory income tax rate due to the following factors:

	Three Months Ended		Three Months Ended
	September 30, 2023		September 30, 2022
(In thousands of U.S. Dollars, except rates)	Amount	Rate	Amount	Rate
Income tax (expense) benefit at combined statutory rates	$(5,717)	26.5%	$1,434	26.5%
Adjustments resulting from:
Increase in valuation allowance	(693)	3.2%	(4,264)	(78.8%)
Shortfall tax benefits related to share-based compensation	—	—	(2)	—
Changes to tax reserves	(292)	1.4%	(176)	(3.3%)
Changes to deferred tax assets and liabilities resulting from audit and other tax return adjustments	(430)	2.0%	(102)	(1.9%)
Other	577	(2.7%)	762	(14.1%)
Income tax expense	$(6,555)	30.4%	$(2,348)	(43.4%)

For the three months ended September 30, 2023, the Company recorded an additional $0.7 million (2022 — increase of $4.3 million) valuation allowance against deferred tax assets. The valuation allowance includes an increase of $0.7 million in reporting entities where it was concluded that it is more likely than not that the benefit from deferred tax assets will not be realized. Accordingly, the tax benefit associated with the current period losses in these reporting entities is not reflected in the Company’s Condensed Consolidated Statements of Operations. As of each reporting date, management considers further evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of September 30, 2023, management assessed whether sufficient future taxable income will be generated to permit use of existing deferred tax assets and concluded that it is more likely than not that the benefit from deferred tax assets will not be realized.

For the nine months ended September 30, 2023, the Company recorded income tax expense of $14.9 million (2022 — $8.1 million). The Company’s effective tax rate differs from the combined Canadian federal and provincial statutory income tax rate due to the following factors:

	Nine Months Ended		Nine Months Ended
	September 30, 2023		September 30, 2022
(In thousands of U.S. Dollars, except rates)	Amount	Rate	Amount	Rate
Income tax (expense) benefit at combined statutory rates	$(11,834)	26.5%	$4,205	26.5%
Adjustments resulting from:
Increase of valuation allowance	(2,377)	5.3%	(14,699)	(92.6%)
Shortfall excess tax benefits related to share-based compensation	(83)	0.2%	(154)	(1.0%)
Changes to tax reserves	(841)	1.9%	(587)	(3.7%)
Changes to deferred tax assets and liabilities resulting from audit and other tax return adjustments	(609)	1.4%	2,395	15.1%
Other	843	(1.9%)	749	4.7%
Income tax expense	$(14,901)	33.4%	$(8,091)	(51.0%)

As of September 30, 2023, the Company’s Condensed Consolidated Balance Sheets include deferred income tax assets of $12.0 million, net of a valuation allowance of $65.2 million (December 31, 2022 — $9.9 million, net of a valuation allowance of $62.9 million). A net increase of $2.4 million in the valuation allowance recorded in the nine months ended September 30, 2023, includes an increase of $3.7 million in reporting entities where it was concluded that it is more likely than not that the benefit from deferred tax assets will not be realized, partially offset by a decrease of $1.3 million related to the recognition of certain losses in IMAX China that management now considers to be realizable. Accordingly, the tax benefit associated with the current period losses in these reporting entities is not reflected in the Company's Condensed Consolidated Statements of Operations. The valuation allowance is determined at the level of each reporting entity and is expected to reverse at the point in time when management determines it is more likely than not that the reporting entity will incur sufficient tax liabilities to allow it to utilize the deferred tax assets against which the valuation allowance is recorded. As of each reporting date, management considers further evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of September 30, 2023, management assessed whether sufficient future taxable income will be generated to permit use of existing deferred tax assets and concluded that it is more likely than not that the benefit from deferred tax assets will not be realized.

As of September 30, 2023, the Company’s Condensed Consolidated Balance Sheets also include deferred tax liabilities of $13.3 million (December 31, 2022 — $14.9 million) primarily related to foreign withholding taxes associated with the remaining balance of unrepatriated historical earnings that will not be indefinitely reinvested outside of Canada.

(b)
Income Tax Effect on Other Comprehensive Income (Loss)

The Income Tax (Expense) Benefit related to the components of Other Comprehensive Income (Loss) is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands of U.S. Dollars)	2023	2022	2023	2022
Unrealized change in cash flow hedging instruments	$274	$411	$59	$488
Realized change in cash flow hedging instruments	(46)	(19)	(167)	(44)
Defined benefit and postretirement benefit plans	46	(12)	138	(36)
	$274	$380	$30	$408

11. Capital Stock and Reserves

(a)
Share-Based Compensation

For the three and nine months ended September 30, 2023, share-based compensation expense totaled $5.2 million and $17.1 million, respectively, (2022 — $5.4 million and $19.1 million, respectively) and is reflected in the following accounts in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands of U.S. Dollars)	2023	2022	2023	2022
Costs and expenses applicable to revenues	$247	$312	$752	$820
Selling, general and administrative expenses	4,865	4,985	16,537	17,974
Research and development	106	107	310	299
Executive transition costs	—	—	(499)	—
	$5,218	$5,404	$17,100	$19,093

The following table summarizes the Company’s share-based compensation expense by each award type:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands of U.S. Dollars)	2023	2022	2023	2022
Stock Options	$—	$120	$84	$449
Restricted Share Units	2,686	3,516	9,880	11,405
Performance Stock Units	1,985	1,864	4,909	5,317
IMAX China Stock Options	—	17	12	75
IMAX China Long Term Incentive Plan Restricted Share Units	427	122	1,816	1,712
IMAX China Long Term Incentive Plan Performance Stock Units	120	(235)	399	135
	$5,218	$5,404	$17,100	$19,093

For the three and nine months ended September 30, 2023, the Company's share-based compensation expense includes nil and $1.7 million related to restricted share units granted to non-employees (2022 — nil and $1.3 million).

Stock Option Summary

The following table summarizes the activity under the Company’s Stock Option Plan (“SOP”) and the IMAX Corporation Second Amended and Restated Long-Term Incentive Plan (as may be amended, “IMAX LTIP”) for the nine months ended September 30, 2023 and 2022:

	Number of Shares		Weighted Average Exercise Price Per Share
	2023	2022	2023	2022
Stock options outstanding, beginning of period	3,604,739	3,736,157	$26.36	$26.61
Expired	(275,317)	(126,569)	27.95	33.61
Cancelled	—	(4,849)	—	27.03
Stock options outstanding, end of period	3,329,422	3,604,739	26.23	26.36
Stock options exercisable, end of period	3,329,422	3,523,032	26.23	26.45

Stock options are no longer granted under the Company’s previously approved SOP.

IMAX LTIP Restricted Share Units (“RSU”) Summary

The following table summarizes the activity in respect of RSUs issued under the IMAX LTIP for the nine months ended September 30, 2023 and 2022:

	Number of Awards		Weighted Average Grant Date Fair Value Per Share
	2023	2022	2023	2022
RSUs outstanding, beginning of period	1,252,044	1,457,883	$19.16	$19.16
Granted	898,680	694,131	17.82	19.42
Vested and settled	(742,406)	(714,496)	18.68	18.68
Forfeited	(95,510)	(108,504)	19.22	20.37
RSUs outstanding, end of period	1,312,808	1,329,014	18.52	19.45

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

The amount and timing of compensation expense recognized for PSUs with EBITDA-based targets is dependent upon management’s assessment of the likelihood of achieving these targets. If, as a result of management’s assessment, it is projected that a greater number of PSUs will vest than previously anticipated, a life-to-date adjustment to increase compensation expense is recorded in the period that such determination is made. Conversely, if, as a result of management’s assessment, it is projected that a lower number of PSUs will vest than previously anticipated, a life-to-date adjustment to decrease compensation expense is recorded in the period that such determination is made. The expense recognized in the nine months ended September 30, 2023 and 2022 includes adjustments reflecting management’s estimate of the number of PSUs with EBITDA-based targets expected to vest.

The following table summarizes the activity in respect of PSUs issued under the IMAX LTIP for the nine months ended September 30, 2023 and 2022:

	Number of Awards		Weighted Average Grant Date Fair Value Per Share
	2023	2022	2023	2022
PSUs outstanding, beginning of period	931,716	613,405	$18.96	$18.21
Granted(1)	585,602	359,138	17.69	20.34
Forfeited	(215,376)	(37,266)	18.14	19.79
Vested and settled(1)	(368,602)	—	16.92	—
PSUs outstanding, end of period	933,340	935,277	19.16	18.97

(1)
For the nine months ended September 30, 2023, the balance of shares granted includes 157,963 additional shares, at a weighted average grant date fair value per share of $16.92, as PSUs granted in 2020 with EBITDA-based targets vested at 175% on account of full achievement of the targets.

As of September 30, 2023, the maximum number of shares of common stock that may be issued with respect to PSUs outstanding is 1,610,087, assuming full achievement of the EBITDA and TSR targets.

(b)
Issuer Purchases of Equity Securities

On June 12, 2017, the Company announced that its Board of Directors approved a $200.0 million share repurchase program for its common shares that would have expired on June 30, 2020, which was subsequently extended for a 12-month period in 2020, 2021, and 2023 and increased in the total share repurchase authority to $400.0 million. In 2023, the Company’s Board of Directors approved a 36-month extension to its share repurchase program through June 30, 2026. As of September 30, 2023, the Company has $191.2 million available under the program. The repurchases may be made either in the open market or through private transactions, including repurchases made pursuant to a plan intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, subject to market conditions, applicable legal requirements, and other relevant factors. The Company has no obligation to repurchase shares and the share repurchase program may be suspended or discontinued by the Company at any time.

During the three and nine months ended September 30, 2023, the Company repurchased 13,981 and 144,482 common shares, respectively, at an average price of $18.00 and $15.47 per share, respectively, for a total of $0.3 million and $2.2 million, respectively, excluding commissions. The repurchases for the nine months ended September 30, 2023 excludes repurchases of 140,000 shares with trade dates in December 2022, which were settled in January 2023 at an average price of $14.45 per share, for a total of $2.0 million, excluding commissions. During the three and nine months ended September 30, 2022, the Company repurchased 418,496 and 3,501,696 common shares, respectively, at an average price of $14.62 and $15.82 per share, for a total of $6.1 million and $55.4 million, respectively, excluding commissions. During the nine months ended September 30, 2023 and 2022, there were no shares purchases in the administration of employee share-based plans.

Subsequent to September 30, 2023 and through October 24, 2023, the Company repurchased 229,598 common shares at an average price of $17.85 per share for a total cost of $4.1 million, excluding commission.

As of September 30, 2023 and December 31, 2022, the IMAX LTIP trustee did not hold any shares. Any shares held with the trustee are recorded at cost and are reported as a reduction against Capital Stock on the Company’s Condensed Consolidated Balance Sheets.

In 2022, IMAX China's shareholders granted its Board of Directors a general mandate authorizing the Board, subject to applicable laws, to repurchase shares of IMAX China not to exceed 10% of the total number of issued shares as of June 23, 2022 (34,063,480 shares). This program expired on the date of the 2023 Annual General Meeting of IMAX China on June 6, 2023. During the 2023 Annual General Meeting, shareholders approved the repurchase of shares of IMAX China not to exceed 10% of the total number of shares as of June 6, 2023 (33,959,314 shares). This program will be valid until the 2024 Annual General Meeting of IMAX China. The repurchases may be made in the open market or through other means permitted by applicable laws. IMAX China has no obligation to repurchase its shares and the share repurchase program may be suspended or discontinued by IMAX China at any time.

During the three and nine months ended September 30, 2023, IMAX China did not repurchase any common shares. During the three and nine months ended September 30, 2022, IMAX China repurchased 1,513,800 and 2,961,800 common shares, respectively, at an average price of 6.20 Hong Kong Dollar ("HKD") and HKD 8.00 per share ($0.79 and $1.02 per share), respectively, for a total of HKD 9.4 million and HKD 23.8 million or $1.2 million and $3.0 million, respectively. The change in the non-controlling interest attributable to IMAX China as a result of common shares repurchased is recorded as a reduction to Non-Controlling Interests in the Condensed Consolidated Balance Sheets and the Condensed Consolidated Statements of Shareholders’ Equity. The difference between the consideration paid and the ownership interest obtained as a result of IMAX China share repurchases is recorded within Other Equity in the Condensed Consolidated Balance Sheets and the Condensed Consolidated Statements of Shareholders’ Equity.

(c)
Basic and Diluted Weighted Average Shares Outstanding

The following table reconciles the denominator of the basic and diluted weighted average share computations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
(In thousands)
Issued and outstanding, beginning of period	54,620	56,095	54,149	58,654
Weighted average number of shares (repurchased) issued, net	(2)	(56)	275	(1,353)
Weighted average number of shares outstanding - basic	54,618	56,039	54,424	57,301
Weighted average effect of potential common shares, if dilutive	917	—	837	—
Weighted average number of shares outstanding - diluted	55,535	56,039	55,261	57,301

For the three and nine months ended September 30, 2023, the calculation of diluted weighted average shares outstanding excludes 3,395,488 and 3,398,228 shares, respectively (2022 — 6,178,413 shares, respectively) that are issuable upon the vesting or exercise of share-based compensation including: (i) 29,702 and 32,442 RSUs, respectively (2022 — 1,329,014 RSUs, respectively), (ii) 36,364 PSUs, respectively (2022 — 1,244,660 PSUs, respectively) and (iii) 3,329,422 stock options, respectively (2022 — 3,604,739 stock options, respectively), as the effect would be anti-dilutive.

The calculation of diluted weighted average shares outstanding for the three and nine months ended September 30, 2023 and 2022 also excludes any shares potentially issuable upon the conversion of the Convertible Notes as the average market price of the Company’s common shares during the period of time they were outstanding was less than the approximate $28.75 per common share conversion price of the Convertible Notes.

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
12. Revenue from Contracts with Customers

(a)
Disaggregated Information About Revenue

In the first quarter of 2023, the Company updated its reportable segments (see Note 13). Prior period comparatives have been revised to conform with the current period presentation. The following tables summarize the Company’s Revenues by reportable segment and revenue stream type for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30, 2023
(In thousands of U.S. Dollars)	Technology Sales	Image Enhancement and Maintenance Services	Technology Rentals	Finance Income	Total
Content Solutions Segment
Film Remastering and Distribution	$—	$42,481	$—	$—	$42,481
Other Content Solutions	—	1,733	—	—	1,733
	—	44,214	—	—	44,214
Technology Products and Services Segment
System Sales	16,443	—	—	—	16,443
System Rentals	—	—	23,008	—	23,008
Maintenance	—	14,353	—	—	14,353
Finance Income	—	—	—	2,365	2,365
	16,443	14,353	23,008	2,365	56,169
Sub-total for reportable segments	16,443	58,567	23,008	2,365	100,383
All Other	1,830	1,683	—	—	3,513
Total	$18,273	$60,250	$23,008	$2,365	$103,896

	Nine Months Ended September 30, 2023
(In thousands of U.S. Dollars)	Technology Sales	Image Enhancement and Maintenance Services	Technology Rentals	Finance Income	Total
Content Solutions Segment
Film Remastering and Distribution	$—	$101,772	$—	$—	$101,772
Other Content Solutions	—	5,833	—	—	5,833
	—	107,605	—	—	107,605
Technology Products and Services Segment
System Sales	60,296	—	—	—	60,296
System Rentals	—	—	62,612	—	62,612
Maintenance	—	42,395	—	—	42,395
Finance Income	—	—	—	6,510	6,510
	60,296	42,395	62,612	6,510	171,813
Sub-total for reportable segments	60,296	150,000	62,612	6,510	279,418
All Other	5,159	4,244	—	—	9,403
Total	$65,455	$154,244	$62,612	$6,510	$288,821

	Three Months Ended September 30, 2022
(In thousands of U.S. Dollars)	Technology Sales	Image Enhancement and Maintenance Services	Technology Rentals	Finance Income	Total
Content Solutions Segment
Film Remastering and Distribution	$—	$19,919	$—	$—	$19,919
Other Content Solutions	—	2,048	—	—	2,048
	—	21,967	—	—	21,967
Technology Products and Services Segment
System Sales	17,145	—	—	—	17,145
System Rentals	—	—	12,540	—	12,540
Maintenance	—	13,940	—	—	13,940
Finance Income	—	—	—	1,917	1,917
	17,145	13,940	12,540	1,917	45,542
Sub-total for reportable segments	17,145	35,907	12,540	1,917	67,509
All Other	920	326	—	—	1,246
Total	$18,065	$36,233	$12,540	$1,917	$68,755

	Nine Months Ended September 30, 2022
(In thousands of U.S. Dollars)	Technology Sales	Image Enhancement and Maintenance Services	Technology Rentals	Finance Income	Total
Content Solutions Segment
Film Remastering and Distribution	$—	$67,063	$—	$—	$67,063
Other Content Solutions	—	5,418	18	—	5,436
	—	72,481	18	—	72,499
Technology Products and Services Segment
System Sales	32,511	—	—	—	32,511
System Rentals	—	—	43,708	—	43,708
Maintenance	—	43,565	—	—	43,565
Finance Income	—	—	—	6,478	6,478
	32,511	43,565	43,708	6,478	126,262
Sub-total for reportable segments	32,511	116,046	43,726	6,478	198,761
All Other	2,759	1,239	—	—	3,998
Total	$35,270	$117,285	$43,726	$6,478	$202,759

For the three and nine months ended September 30, 2023, revenues earned from Technology Sales include variable consideration of $4.0 million and $21.3 million, respectively (2022 — $2.6 million and $3.9 million, respectively). Variable consideration revenues represent an estimate of the contingent fees that may become due if certain annual minimum box office receipt thresholds are exceeded and are recorded as revenue in the period when the sale is recognized and may be adjusted in future periods based on actual results and changes in estimates over the term of the system agreement.

For the three and nine months ended September 30, 2023, revenues earned from leasing arrangements total $22.8 million and $65.6 million (2022 — $13.6 million and $46.3 million, respectively), including $23.0 million and $62.6 million, respectively, in Revenues ― Technology Rentals (2022 — $12.5 million and $43.7 million, respectively), and $0.2 million and $3.4 million, respectively, in Revenues ― Technology Sales (2022 — $1.1 million and $2.6 million, respectively).

(b)
Deferred Revenue

IMAX System sale and lease arrangements include a requirement for the Company to provide maintenance services over the life of the arrangement, some of which are subject to a consumer price index adjustment each year. In circumstances where customers prepay the entire term’s maintenance fee based on the original arrangement, additional payments are due to the Company for the years after its extended warranty and maintenance obligations expire. Payments, upon renewal each year, are either prepaid or made in arrears and can vary in frequency from monthly to annually. As of September 30, 2023, $18.9 million of consideration has been deferred in relation to outstanding maintenance services to be provided on existing maintenance contracts (December 31, 2022 — $21.0 million). Maintenance revenue is recognized evenly over the contract term which coincides with the period over which maintenance services are provided. In the event of customer default, any payments made by the customer may be retained by the Company.

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

During the three and nine months ended September 30, 2023, $18.3 million and $59.3 million of revenue, respectively, was recognized that was included in the $70.9 million balance of deferred revenue as of December 31, 2022. During the three and nine months ended September 30, 2022, $19.3 million and $50.5 million of revenue, respectively, was recognized that was included in the $81.3 million balance of deferred revenue as of December 31, 2021.

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

The following table presents the Company’s revenue and gross margin by reportable segment for the three months ended September 30, 2023 and 2022:

	Revenue(1)		Gross Margin
(In thousands of U.S. Dollars)	2023	2022	2023	2022
Content Solutions	$44,214	$21,967	$26,407	$9,140
Technology Products and Services	56,169	45,542	33,761	21,752
Sub-total for reportable segments	100,383	67,509	60,168	30,892
All Other(2)	3,513	1,246	2,547	809
Total	$103,896	$68,755	$62,715	$31,701

The following table presents the Company’s revenue and gross margin by reportable segment for the nine months ended September 30, 2023 and 2022:

	Revenue(1)		Gross Margin
(In thousands of U.S. Dollars)	2023	2022	2023	2022
Content Solutions	$107,605	$72,499	$64,397	$39,121
Technology Products and Services	171,813	126,262	100,066	65,875
Sub-total for reportable segments	279,418	198,761	164,463	104,996
All Other(2)	9,403	3,998	6,190	2,512
Total	$288,821	$202,759	$170,653	$107,508

(1)
The Company’s largest customer represents 11% and 8% of total Revenues for the three and nine months ended September 30, 2023, respectively (2022 — 11% and 13%, respectively). No single customer comprises more than 10% of the Company’s total Accounts Receivable as of September 30, 2023 and December 31, 2022.
(2)
All Other includes the results from the Company's streaming and consumer technology business, as well as other ancillary activities.

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

The following table summarizes the Company’s revenues by geographic area for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands of U.S. Dollars)	2023	2022	2023	2022
United States	$33,216	$23,168	$92,768	$75,881
Greater China	28,297	14,889	73,975	47,602
Western Europe	13,849	8,938	43,827	26,700
Asia (excluding China)	18,042	13,921	44,649	31,045
Canada	4,387	1,780	15,685	5,520
Latin America	2,069	2,397	6,505	6,826
Rest of the World	4,036	3,662	11,412	9,185
Total	$103,896	$68,755	$288,821	$202,759

United States and Greater China each comprises greater than 10% of the Company’s total revenues for the nine months ended September 30, 2023 and 2022.

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

As of September 30, 2023, the Company’s projected benefit obligation under the SERP is $17.9 million (December 31, 2022 — $17.3 million). For the three and nine months ended September 30, 2023, the Company recorded interest costs of $0.2 million and $0.6 million, respectively, (2022 — less than $0.1 million and $0.1 million, respectively) related to the SERP. The Company expects to recognize additional interest costs of $0.2 million related to the SERP during the remainder of 2023. No contributions are expected to be made to the SERP in 2023.

(b)
Defined Contribution Pension Plan

The Company also maintains defined contribution plans for its employees, including its executive officers. The Company makes contributions to these plans on behalf of employees in an amount up to 5% of their base salary subject to certain prescribed maximums. During the three and nine months ended September 30, 2023, the Company contributed and recorded expense of $0.3 million and $0.9 million, respectively, (2022 — $0.4 million and $0.9 million, respectively) to its Canadian defined contribution plan and $0.2 million and $0.7 million, respectively, (2022 — $0.1 million and $0.5 million, respectively) to its defined contribution employee plan under Section 401(k) of the U.S. Internal Revenue Code.

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

As of September 30, 2023, the Company’s postretirement benefits obligation under this plan is $0.5 million (December 31, 2022 — $0.5 million). For the three and nine months ended September 30, 2023, the Company has recorded an expense of less than $0.1 million (2022 — less than $0.1 million) related to this plan.

(d)
Postretirement Benefits – Canadian Employees

The Company has an unfunded postretirement plan for its Canadian employees meeting specific eligibility requirements. The Company will provide eligible participants, upon retirement, with health and welfare benefits. As of September 30, 2023, the Company’s postretirement benefits obligation under this plan is $0.9 million (December 31, 2022 — $1.0 million). For the three and nine months ended September 30, 2023, the Company has recorded expense of less than $0.1 million and $0.1 million, respectively, (2022 — less than $0.1 million and $0.1 million, respectively) related to this plan.

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

As of September 30, 2023, the benefit obligation related to the Retirement Plan was $4.1 million (December 31, 2022 — $3.9 million) and is recorded on the Company’s Condensed Consolidated Balance Sheets within Accrued and Other Liabilities. As the Retirement Plan is fully vested, the benefit obligation is measured at the present value of the benefits expected to be paid in the future with the accretion of interest recognized in the Condensed Consolidated Statements of Operations within Retirement Benefits Non-Service Expense.

The Retirement Plan is funded by an investment in company-owned life insurance (“COLI”), which is recorded at its fair value on the Company’s Condensed Consolidated Balance Sheets within Prepaid Expenses. As of September 30, 2023, fair value of the COLI asset was $3.5 million (December 31, 2022 — $3.4 million). Gains and losses resulting from changes in the cash surrender value of the COLI asset are recognized in the Condensed Consolidated Statements of Operations within Realized and Unrealized Investment Gains.

15. Financial Instruments

(a)
Financial Instruments

The Company maintains cash with various major financial institutions. The Company’s cash is invested with highly rated financial institutions. The Company’s $109.6 million balance of cash and cash equivalents as of September 30, 2023 (December 31, 2022 — $97.4 million) includes $88.6 million in cash held outside of Canada (December 31, 2022 — $79.7 million). As of September 30, 2023, cash and cash equivalents held by IMAX China was $78.3 million (December 31, 2022 —$75.0 million), of which $31.5 million was held in the PRC (December 31, 2022 — $43.7 million).

(b)
Fair Value Measurements

The carrying values of the Company’s Cash and Cash Equivalents, Accounts Receivable, Accounts Payable and Accrued Liabilities due within one year approximate their fair values due to the short-term maturity of these instruments. Including these instruments, the Company’s financial instruments consist of the following:

	As of September 30, 2023		As of December 31, 2022
(In thousands of U.S. Dollars)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Level 1
Cash and cash equivalents(1)	$109,603	$109,603	$97,401	$97,401
Equity securities(2)	—	—	1,035	1,035
Level 2
Net financed sales receivables(3)	$96,360	$96,604	$101,052	$100,059
Net investment in sales-type leases(3)	28,962	28,244	28,332	27,972
Equity securities(1)	1,000	1,000	1,000	1,000
COLI(4)	3,490	3,490	3,398	3,398
Foreign exchange contracts — designated forwards(2)	(238)	(238)	(649)	(649)
Wells Fargo Credit Facility borrowings(1)	(20,000)	(20,000)	(25,000)	(25,000)
HSBC China Facility borrowings(1)	(5,108)	(5,108)	(12,496)	(12,496)
Bank of China Facility borrowings(1)	—	—	(374)	(374)
Federal Economic Development Loan(3)	(2,191)	(2,191)	(1,782)	(1,782)
Convertible Notes(5)	(230,000)	(215,273)	(230,000)	(196,717)

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

The Company has entered into a series of foreign currency forward contracts to manage the risks associated with the volatility of foreign currencies. Certain of these foreign currency forward contracts met the criteria required for hedge accounting under the Derivatives and Hedging Topic of the FASB ASC at inception, and continue to meet hedge effectiveness tests as of September 30, 2023 (the “Foreign Currency Hedges”), with settlement dates throughout 2023 and 2024. Foreign currency derivatives are recognized and measured in the Condensed Consolidated Balance Sheets at fair value. Changes in the fair value (i.e., gains or losses) are recognized in the Condensed Consolidated Statements of Operations except for derivatives designated and qualifying as foreign currency cash flow hedging instruments. The Company currently has cash flow hedging instruments associated with Selling, General and Administrative Expenses. For foreign currency cash flow hedging instruments related to Selling, General and Administrative Expenses, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in Accumulated Other Comprehensive (Loss) Income (“AOCI”) and reclassified to the Condensed Consolidated Statements of Operations when the forecasted transaction occurs. Any ineffective portion is recognized immediately in the Condensed Consolidated Statements of Operations.

The notional value of foreign currency cash flow hedging instruments that qualify for hedge accounting as of September 30, 2023 was $41.6 million (December 31, 2022 — $24.7 million). The Company currently does not hold any derivatives which are not designated as hedging instruments.

The following tabular disclosures reflect the impact that derivative instruments and hedging activities have on the Company’s Condensed Consolidated Financial Statements:

Fair value of derivatives in foreign exchange contracts:

		September 30,	December 31,
(In thousands of U.S. Dollars)	Balance Sheet Location	2023	2022
Derivatives designated as hedging instruments:
Foreign exchange contracts — Forwards	Other assets	$73	$50
	Accrued and other liabilities	(311)	(699)
		$(238)	$(649)

Derivatives in foreign currency hedging relationships are as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands of U.S. Dollars)		2023	2022	2023	2022
Foreign exchange contracts	Derivative Loss
— Forwards	Recognized in OCI
	(Effective Portion)	$(1,048)	$(1,567)	$(226)	$(1,862)

	Location of Derivative Loss
	Reclassified from AOCI	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands of U.S. Dollars)	(Effective Portion)	2023	2022	2023	2022
Foreign exchange contracts	Selling, general and
— Forwards	administrative expenses	$(174)	$(80)	$(636)	$(175)

The Company’s estimated net amount of the existing loss as of September 30, 2023 is $(0.2) million, which is expected to be reclassified to the Condensed Consolidated Statements of Operations within the next twelve months.

(d)
Investments in Equity Securities

The Company had an investment in the shares of an exchange traded fund which was classified as an equity investment. During the quarter ended September 30, 2023, the investment was liquidated (December 31, 2022 — $1.0 million) and was recorded within Investment in Equity Securities in the Condensed Consolidated Balance Sheets.

The Company held an investment in the preferred shares of enterprises which meets the criteria for classification as an equity security carried at historical cost, net of impairment charges. The carrying value of the equity security investment was $1.0 million as of September 30, 2023 (December 31, 2022 — $1.0 million) and is recorded within Other Assets in the Condensed Consolidated Balance Sheets.

16. Executive Transition Costs

On March 13, 2023, the Company and Megan Colligan, President, IMAX Entertainment and Executive Vice President of the Company, agreed to conclude Ms. Colligan’s employment with the Company, effective April 30, 2023. Pursuant to the employment agreement between the Company and Ms. Colligan, dated as of October 10, 2018, and the letter agreement between the Company and Ms. Colligan, dated as of March 15, 2023, the Company recognized executive transition costs of $1.4 million associated with the departure of Ms. Colligan during the first quarter of 2023. The costs include severance of $1.6 million, transition services covering three months of $0.8 million, and the reversal of previously recognized share-based compensation costs of $1.0 million for PSU forfeitures. There were no additional costs incurred in the third quarter of 2023.

17. Non-Controlling Interests

(a)
IMAX China Non-Controlling Interest

The Company indirectly owns 71.63% of IMAX China, whose shares trade on the Hong Kong Stock Exchange (December 31, 2022 — 71.73%). IMAX China remains a consolidated subsidiary of the Company. As of September 30, 2023, the balance of the Company’s non-controlling interest in IMAX China is $69.7 million (December 31, 2022 — $65.7 million). For the three and nine months ended September 30, 2023, the net income attributable to the non-controlling interest in IMAX China is $3.0 million and $7.0 million, respectively, (2022 — $1.2 million and $1.5 million, respectively).

(b)
Other Non-Controlling Interest

The Company’s Original Film Fund was established in 2014 to co-finance a portfolio of 10 original large-format films. The initial investment in the Original Film Fund was committed by a third party in the amount of $25.0 million, with the possibility of contributing additional funds. The Company has contributed $9.0 million to the Original Film Fund since 2014 and has reached its maximum contribution. As of September 30, 2023, the Original Film Fund has invested $22.3 million toward the development of original films. The related production, financing and distribution agreement includes put and call rights relating to change of control of the rights, title and interest in the co-financed pictures.

(c)
Non-Controlling Interest in Temporary Equity

The following table summarizes the movement of the non-controlling interest in temporary equity related to the Original Film Fund for the nine months ended September 30, 2023 and 2022:

	September 30,
(In thousands of U.S. Dollars)	2023	2022
Beginning balance	$722	$758
Net loss	(61)	(22)
Ending balance	$661	$736

18. Related Party Transactions

On January 13, 2023, the Company, China International Communications Group (“CICG”), and Beach House Pictures Pte Ltd (“Beach House”) entered into an agreement to co-finance a documentary film titled “The Elephant Odyssey.” A member of the Company’s Board of Directors and a member of its Audit Committee is the ultimate controlling shareholder in Blue Ant Media (“Blue Ant”), a media company which he co-founded in 2011. Blue Ant, in turn, owns 70% of Beach House. The total budget for the film is approximately $2.6 million, of which CICG is responsible for $0.3 million or 10%. The Company and Beach House have agreed to finance $1.7 million or 75% and $0.6 million or 25% of the remaining budget, respectively. As of September 30, 2023, the Company has made payments of $0.3 million under the agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Presented below is Management’s Discussion and Analysis of Financial Condition and Results of Operations (or “MD&A”) for IMAX Corporation and its consolidated subsidiaries (“IMAX” or the “Company”) for the three and nine months ended September 30, 2023 and 2022. In the first quarter of 2023, the Company revised its internal segment reporting, including the information provided to its Chief Operating Decision Maker (“CODM”) to assess segment performance and allocate resources, and, as a result, updated its reportable segments. Prior period comparatives in this MD&A have been revised to conform with the updated segment reporting presentation. MD&A should be read in conjunction with Note 13, “Segment Reporting,” in the accompanying Condensed Consolidated Financial Statements in Item 1.

As of September 30, 2023, the Company indirectly owns 71.63% of IMAX China Holding, Inc. (“IMAX China”), whose shares trade on the Hong Kong Stock Exchange. IMAX China is a consolidated subsidiary of the Company. For the three months ended September 30, 2023, net income attributable to IMAX China is $11.0 million, of which $7.9 million is attributable to the shareholders of the Company (2022 — net income of $4.2 million and $3.0 million, respectively).

On July 12, 2023, the Company announced it filed a proposal to acquire the outstanding 96.3 million shares in IMAX China for approximately 10 Hong Kong Dollars (“HKD”) per share in cash ($124.0 million) (the “China Transaction”). The offer represented an approximate 49% premium to the 30-trading day average closing price. At the Extraordinary General Meeting of IMAX China shareholders held on October 9, 2023, the vast majority voted in favor of the China Transaction, however, the Company did not receive approval from 90% of disinterested IMAX China shareholders as required by Hong Kong law and, as a result, the Company's proposal to acquire IMAX China's outstanding shares did not proceed.

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

Certain statements included in this quarterly report may constitute “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995 or “forward-looking information” within the meaning of Canadian securities laws. These forward-looking statements include, but are not limited to, references to business and technology strategies and measures to implement strategies, competitive strengths, goals, expansion and growth of business, operations and technology, future capital expenditures (including the amount and nature thereof), industry prospects and consumer behavior, statements regarding the emergence of Cineworld from bankruptcy, as well as plans and references to the future success of the Company and expectations regarding its future operating, financial and technological results. These forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform with the expectations and predictions of the Company is subject to a number of risks and uncertainties, including, but not limited to, risks related to the adverse impact of the COVID-19 pandemic; risks associated with investments and operations in foreign jurisdictions and any future international expansion, including those related to economic, political and regulatory policies of local governments and laws and policies of the United States and Canada, as well as geopolitical conflicts; risks related to the Company’s growth and operations in China; the performance of IMAX DMR® films and other films released to the IMAX network; the signing of IMAX System agreements; conditions, changes and developments in the commercial exhibition industry; risks related to currency fluctuations; the potential impact of increased competition in the markets within which the Company operates, including competitive actions by other companies; the failure to respond to change and advancements in digital technology; risks relating to consolidation among commercial exhibitors and studios; risks related to brand extensions and new business initiatives; conditions in the in-home and out-of-home entertainment industries; the opportunities (or lack thereof) that may be presented to and pursued by the Company; risks related to cyber-security and data privacy; risks related to the Company’s inability to protect its intellectual property; risks related to climate change; risks related to weather conditions and natural disasters that may disrupt or harm the Company’s business; risks related to the Company’s indebtedness and compliance with its debt agreements; general economic, market or business conditions; risks related to political, economic and social instability; the failure to convert system backlog into revenue; changes in laws or regulations; any statements of belief and any statements of assumptions underlying any of the foregoing; other factors and risks outlined in the Company’s periodic filings with the SEC or in Canada, the System for Electronic Document Analysis and Retrieval (the “SEDAR”); and other factors, many of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this quarterly report are qualified by these cautionary statements, and actual results or anticipated developments by the Company may not be realized, and even if substantially realized, may not have the expected consequences to, or effects on, the Company. The forward-looking statements herein are made only as of the date hereof and the Company undertakes no obligation to update publicly or otherwise

IMAX®, IMAX® 3D, Experience It In IMAX®, The IMAX Experience®, DMR®, Filmed For IMAXTM, IMAX LiveTM, IMAX Enhanced®, Stream SmartTM, and SSIMWAVE® are trademarks and trade names of the Company or its subsidiaries that are registered or otherwise protected under laws of various jurisdictions.

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

As of September 30, 2023, there were 1,731 IMAX Systems in 87 countries and territories, including 1,651 commercial multiplexes, 12 commercial destinations, and 68 institutional locations in the Company’s global network. This compares to 1,703 IMAX Systems in 87 countries and territories as of September 30, 2022, including 1,622 commercial multiplexes, 12 commercial destinations, and 69 institutional locations in the Company’s global network. (See the table under “IMAX Network and Backlog” for additional information on the composition of the IMAX network.)

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

In September 2022, the Company acquired SSIMWAVE Inc. (“SSIMWAVE”), a leader in AI-driven video quality solutions for media and entertainment companies. The acquisition of SSIMWAVE marks a significant expansion of the Company’s streaming and consumer technology strategy to deliver the highest quality images on any screen, while also creating cost efficiencies to streaming companies, broadcasters and other companies that transmit visual data — to drive new, recurring revenue and grow its global leadership in entertainment technology.

Commencing in March 2022, in response to numerous sanctions imposed by the United States, Canada and the European Union on companies transacting in Russia and Belarus resulting from ongoing conflict between Russia and Ukraine, the Company suspended its operations in Russia and Belarus. As of September 30, 2023, the IMAX network includes 54 systems in Russia, eight systems in Ukraine, and one system in Belarus and the Company's backlog includes 14 systems in Russia, one system in Ukraine, and five systems in Belarus with a total fixed contracted value of $22.9 million. In the first quarter of 2022, the Company recorded provisions for potential credit losses against substantially all of its receivables in Russia due to uncertainties associated with the ongoing conflict. These receivables relate to existing sale agreements as the Company is not party to any joint revenue sharing arrangements in these countries. In addition, exhibitors in Russia, Ukraine, and Belarus were placed on nonaccrual status for maintenance revenue and finance income beginning in the first quarter of 2022. Beginning in the second quarter of 2023, due to the resumption of operations throughout Ukraine's theatrical exhibition industry, as evidenced by the reopening of all IMAX Systems in Ukraine and payments received from exhibitor customers, the Company recognized maintenance revenue and finance income. The Company continues to closely monitor the evolving impacts of this conflict (including the sanctions imposed by the United States, Canada and the European Union) and its effects on the global economy and the Company. (See Note 3 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 and “Risk Factors - The Company conducts business internationally, which exposes it to uncertainties and risks that could negatively affect its operations, sales, and future growth prospects.” in Part I, Item 1A of the Company’s 2022 Form 10-K.)

On September 7, 2022, Cineworld Group plc (“Cineworld”), the parent company of Regal, and certain of its subsidiaries and Regal CineMedia Holdings, LLC, filed petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the Southern District of Texas. The Company had an unsecured pre-petition claim of $11.4 million related to receivables from the entities included in the reorganization proceedings. On October 21, 2022, the Company was ratified by the bankruptcy court (the “Court”) as a critical vendor of Cineworld, allowing the Company to collect pre-petition amounts owed to it by Cineworld, and requiring Cineworld to stay current on the Company’s post-petition receivables. On November 8, 2022, the Company entered into a trade agreement with Cineworld (the “Trade Agreement”), pursuant to which Cineworld affirmed its pre-petition obligations to the Company and its post-petition obligations to the Company during the Chapter 11 proceedings, the amount of the receivables owed to the Company and agreed to a payment plan under which all amounts due will be settled over the period from November 9, 2022 to April 12, 2023. As of April 17, 2023, the Company had received all of the payments due from Cineworld in accordance with the terms of the Trade Agreement with respect to the pre-petition obligations. The Court approved Cineworld's Plan of Reorganization (the “Plan”) on June 28, 2023, in which Cineworld disclosed that it plans to emerge from the Chapter 11 proceedings on or about July 28, 2023. On August 30, 2023, the Company and Cineworld entered into a Joint Stipulation and Agreed Order which was entered by the Court on September 21, 2023 (the “Stipulation”) pursuant to which Cineworld assumed its global agreement with IMAX (the “Global Agreement”). The Stipulation provides that all amounts owed to IMAX will be paid by Cineworld and set out a revised timetable for all systems installations required of Cineworld under the Global Agreement. Cineworld has emerged from the Chapter 11 proceedings and the Stipulation finalizes all matters between IMAX and Cineworld as a result of the restructuring. The Company has determined that no additional provision for expected credit losses is required.

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

SOURCES OF REVENUE

The historical results of operations for the three and nine months ended September 30, 2023 and 2022 reflect the results of operations for two reportable segments: (i) Content Solutions, which principally includes content enhancement and distribution services, previously included within the IMAX DMR, Film Distribution and Film Post-Production segments, and (ii) Technology Products and Services, which principally includes the sale, lease, and maintenance of IMAX Systems, previously included within the JRSA, IMAX Systems, IMAX Maintenance, and Other Theater Business segments. The Company’s activities that do not meet the criteria to be considered a reportable segment will be reported within All Other. (See Note 13 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1).

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

Management believes that growth in international box office remains an important driver of growth for the Company. To support continued growth in international markets, the Company is focused on the expansion of the IMAX network and has sought to elevate its international film strategy, supplementing its slate of Hollywood films with appealing local language films released in select markets, including China, Japan, India, France and South Korea. More recently, the Company has further diversified its strategy by distributing local language films in both native and foreign markets.

The following table provides detailed information about the films that were released to the Company’s global network during the three and nine months ended September 30, 2023 and 2022:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Hollywood film releases	11	12	26	26
Local language film releases:
China	12	9	21	13
India	1	4	4	6
Japan	4	3	7	6
South Korea	5	3	7	5
France	—	—	1	1
Malaysia	1	—	1	—
Indonesia	—	1	—	1
Total local language film releases	23	20	41	32
Total film releases(1)	34	32	67	58

(1)
For the three and nine months ended September 30, 2023, the films released to the Company’s global network include two and five with IMAX DNA (2022 — four and ten, respectively).

The films distributed through the Company’s global network during the nine months ended September 30, 2023 which generated the highest IMAX box office totals include Oppenheimer, Avatar: The Way of Water, The Super Mario Bros. Movie, The Wandering Earth 2 (China local language), Guardians of the Galaxy Vol. 3, Mission: Impossible – Dead Reckoning Part One, and Ant-Man and the Wasp: Quantumania.

In addition to the 67 IMAX films released through the Company’s global network during the nine months ended September 30, 2023, the Company has announced the following additional 15 titles to be released throughout the remainder of 2023:

Scheduled
Title	Studio	Release Date(1)	IMAX DNA
The Exorcist: Believer	Universal Pictures	October 2023	—
Taylor Swift: The ERAS Tour Movie	AMC	October 2023	—
Leo(2)	Seven Screen Studio	October 2023	—
Killers of the Flower Moon	Paramount Pictures/Apple	October 2023	—
Tee Yod (2)	M Pictures	October 2023	—
Godzilla Minus One(2)	Toho	November 2023	—
The Marvels	Walt Disney Studios	November 2023	Expanded Aspect Ratio
Tiger 3(2)	Yash Raj Films	November 2023	—
The Hunger Games: Ballad of Songbirds and Snakes	Lionsgate	November 2023	Expanded Aspect Ratio
Kubi(2)	Toho	November 2023	—
Napoleon	Sony Pictures/Apple	November 2023	—
Renaissance: A Film by Beyoncé	AMC	December 2023	—
Wonka	Warner Bros. Pictures	December 2023	—
Aquaman and the Lost Kingdom	Warner Bros. Pictures	December 2023	Filmed For IMAX
Salaar(2)	Hombale Films	December 2023	—

(1)
The scheduled release dates in the table above are subject to change, may vary by territory, and may not reflect the date(s) of limited premiere events.
(2)
Local language film.

The Company remains in active negotiations with studios, both domestically and internationally, for additional films to fill out its short- and long-term film slate for the IMAX network.

Other Content Solutions

The Company distributes large-format documentary films, primarily to institutional theaters. The Company receives as its distribution fee either a fixed amount or a fixed percentage of the theater box office receipts and, following the recoupment of its costs, is typically entitled to receive an additional percentage of gross revenues as participation revenues. In May 2023, the Company announced Amazon Studios has acquired worldwide rights to the Company’s original documentary The Blue Angels, filmed with IMAX cameras. In July 2023, the Company also announced the completed production of Deep Sky, a documentary on NASA's Webb Telescope in collaboration with Crazy Boat Pictures Ltd. and filmmaker Nathaniel Kahn, which was released to the IMAX network on October 20, 2023, as well as the start of production of The Elephant Odyssey, a documentary in collaboration with Beach House Pictures Pte Ltd and China International Communications Group.

In addition, the Company continues to experiment in bringing new, innovative IMAX Live events and experiences to audiences worldwide. The Company has a footprint of connected IMAX Systems capable of delivering live, interactive content with low latency and superior sight and sound. As of September 30, 2023, 254 systems in the IMAX network across North America, Europe and Asia were configured with connectivity to deliver live and interactive events.

In the nine months ended September 30, 2023, the Company partnered with A24 for the IMAX Live 40th anniversary screening of Jonathan Demme’s Stop Making Sense at the Toronto International Film Festival, which became the highest grossing IMAX Live event of all time. The Company also partnered with United Artists Releases for an IMAX premiere event consisting of red carpet interviews and behind the scenes footage, followed by a special advanced screening of Creed III, which was later released across the IMAX global network, among various other live events and special screenings presented throughout 2023.

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

Joint revenue sharing arrangements have been an important factor in the expansion of the Company’s commercial theater network. Joint revenue sharing arrangements allow commercial theater exhibitors to install IMAX Systems without the significant initial capital investment required in a sale or sales-type lease arrangement. Joint revenue sharing arrangements drive recurring cash flows and earnings for the Company as customers under these arrangements pay the Company a portion of their ongoing box office receipts. The Company funds its investment in equipment for joint revenue sharing arrangements through cash flows from operations. As of September 30, 2023, the Company had 905 locations under joint revenue sharing arrangements in its global commercial multiplex network. The Company also had contracts in backlog for 294 systems under joint revenue sharing arrangements as of September 30, 2023, including 66 upgrades to existing locations and 228 new locations.

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

All Other

Streaming and Consumer Technology

Streaming and Consumer Technology includes the Streaming Technology and IMAX Enhanced product services.

Streaming Technology is comprised of several software products including:

•
Stream Smart - A non-disruptive additive product service that retains quality and reduces bitrate within existing video compression workflows.
•
VOD Monitor - Provides quality control and quality assurance viewer experience across entire third-party libraries fast that can be deployed on-premise or within private and/or public cloud environments.
•
Live Monitor - Allows operational observability for all live channels to detect and resolve root causes fast and improves performance with trend reports.

These AI-powered products allow streaming platforms and broadcasters to automate workflows to deliver the highest quality content viewing experiences to their subscribers while reducing costs, which helps drive customer acquisition, engagement, and retention.

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
•
IMAX's proprietary remastering technology, which produces more vivid, higher-fidelity 4K HDR images on premium televisions; and
•
IMAX's Signature Sound, which is specially recreated and calibrated for the home by DTS to unlock more immersive audio.

At present, certified global device partners include Sony Electronics, Hisense, TCL, LG, Phillips, Hewlett Packard, Xiaomi, Sound United and Honor, among others. As of September 30, 2023, more than 250 IMAX Enhanced titles have been released across five of the biggest streaming platforms worldwide: Disney+, Sony Bravia CORE, Tencent Video, iQiyi and Rakuten TV.

All Other also includes revenues from the following sources: one owned and operated IMAX theater in Sacramento, California; a commercial arrangement with one theater resulting in the sharing of profits and losses; providing management services to three other theaters; and offering production advice and technical assistance to both documentary and Hollywood filmmakers.

IMAX NETWORK AND BACKLOG

IMAX Network

The following table provides detailed information about the IMAX network by type and geographic location as of September 30, 2023 and 2022. For additional information regarding the composition of the IMAX network, see “Marketing and Customers” in Part I, Item 1 of the Company’s 2022 Form 10-K.

	September 30, 2023				September 30, 2022
	Commercial Multiplex	Commercial Destination	Institutional	Total	Commercial Multiplex	Commercial Destination	Institutional	Total
United States	360	4	25	389	364	4	25	393
Canada	40	1	7	48	40	1	7	48
Greater China(1)	783	—	16	799	776	—	14	790
Asia (excluding Greater China)	152	2	2	156	131	2	2	135
Western Europe	120	4	8	132	117	4	8	129
Latin America(2)	55	1	8	64	55	1	11	67
Rest of the World	141	—	2	143	139	—	2	141
Total(3)	1,651	12	68	1,731	1,622	12	69	1,703

(1)
Greater China includes China, Hong Kong, Taiwan and Macau.
(2)
Latin America includes South America, Central America and Mexico.
(3)
Period-to-period changes in the table above are reported net of the effect of permanently closed locations.

The Company currently believes that over time its commercial multiplex network could grow to over 3,300 IMAX Systems worldwide from 1,651 as of September 30, 2023. The Company believes that the majority of its future growth will come from international markets. As of September 30, 2023, 76% of IMAX Systems in the global commercial multiplex network were located within international markets (defined as all countries other than the United States and Canada). Revenues and GBO derived from international markets continue to exceed revenues and GBO from the United States and Canada. Risks associated with the Company’s international business, including Russia, are outlined in “Risk Factors – The Company conducts business internationally, which exposes it to uncertainties and risks that could negatively affect its operations, sales and future growth prospects” in Part I, Item 1A of the Company’s 2022 Form 10-K.

In the nine months ended September 30, 2023 the Company’s revenue generated from its Greater China operations represents 26% of consolidated revenue. As of September 30, 2023, the Company had 798 IMAX Systems operating in Greater China with an additional 193 systems in backlog. The Company has a partnership in China with Wanda Film (“Wanda”). As of September 30, 2023, through the Company’s partnership with Wanda, there were 376 IMAX Systems operational in Greater China of which 362 are under the parties’ joint revenue sharing arrangements.

In the nine months ended September 30, 2023, the IMAX network generated over $186.8 million in box office from local language films, representing approximately 21% of the Company’s total box office in the period. This year included Company records for the highest grossing Chinese New Year holiday, highest grossing local language title (Wandering Earth 2), and highest grossing summer season in China, as well as a number of local language opening weekend market share records. The Company is also seeing its local language films increasingly generate significant IMAX box office in markets outside of those in which they are released, such as the Japanese films Suzume as well as the Indian films Pathaan and Jawan.

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

The following tables provide detailed information about the Company’s global commercial multiplex network by arrangement type and geographic location as of September 30, 2023 and 2022:

	September 30, 2023
	Commercial Multiplex Locations in IMAX Network
	Traditional JRSA	Hybrid JRSA	Sale / Sales- type Lease	Total
Domestic Total (United States & Canada)	271	6	123	400
International:
Greater China	403	109	270	782
Asia (excluding Greater China)	38	5	110	153
Western Europe	40	17	63	120
Latin America	2	—	53	55
Rest of the World	17	—	124	141
International Total	500	131	620	1,251
Worldwide Total(1)	771	137	743	1,651

	September 30, 2022
	Commercial Multiplex Locations in IMAX Network
	Traditional JRSA	Hybrid JRSA	Sale / Sales- type Lease	Total
Domestic Total (United States & Canada)	276	6	122	404
International:
Greater China	400	112	264	776
Asia (excluding Greater China)	34	4	93	131
Western Europe	47	28	42	117
Latin America	2	—	53	55
Rest of the World	17	—	122	139
International Total	500	144	574	1,218
Worldwide Total(1)	776	150	696	1,622

(1)
Period-to-period changes in the tables above are reported net of the effect of permanently closed systems.

Backlog

The following table provides detailed information about the Company’s backlog as of September 30, 2023 and 2022:

	September 30, 2023				September 30, 2022
	Number of				Number of
	Systems		Dollar Value		Systems		Dollar Value
(In thousands of U.S. Dollars, except number of systems)	New	Upgrade	New	Upgrade	New	Upgrade	New	Upgrade
Sale and sales-type lease arrangements	172	20	$184,394	$20,001	154	16	$175,617	$18,312
Hybrid JRSA	106	1	79,008	910	121	6	88,604	4,785
Traditional JRSA(1)(2)	122	65	425	2,425	98	94	200	4,500
	400	86	$263,827	$23,336	373	116	$264,421	$27,597

(1)
Includes 38 IMAX Systems (2022 — 41) where certain of the Company’s contracts contain options for the customer to elect to upgrade system type or to alter the contract structure (for example, from a joint revenue sharing arrangement to a sale) after signing, but before installation. Current backlog information reflects all known elections.
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

The following tables provide detailed information about the Company’s backlog by arrangement type and geographic location as of September 30, 2023 and 2022:

	September 30, 2023
	IMAX System Backlog
	Traditional JRSA	Hybrid JRSA	Sale / Sales- type Lease	Total
Domestic Total (United States & Canada)	94	2	19	115
International:
Greater China	39	90	64	193
Asia (excluding Greater China)	31	11	29	71
Western Europe	17	3	17	37
Latin America	3	—	8	11
Rest of the World	3	1	55	59
International Total	93	105	173	371
Worldwide Total	187	107	192	486	(1)

	September 30, 2022
	IMAX System Backlog
	Traditional JRSA	Hybrid JRSA	Sale / Sales- type Lease	Total
Domestic Total (United States & Canada)	121	2	11	134
International:
Greater China	43	96	72	211
Asia (excluding Greater China)	5	14	31	50
Western Europe	18	13	4	35
Latin America	3	—	4	7
Rest of the World	2	2	48	52
International Total	71	125	159	355
Worldwide Total	192	127	170	489	(2)

(1)
Includes 334 IMAX Laser Systems (250 new and 84 upgrades of existing locations).
(2)
Includes 317 IMAX Laser Systems (201 new and 116 upgrades of existing locations).

Approximately 37% of IMAX System arrangements in backlog as of September 30, 2023 are scheduled to be installed in international markets excluding Greater China (2022 — 29%). The Company's backlog in Greater China represents 40% of its total current backlog including upgrades in system type (2022 — 43%).

Signings and Installations

The following tables provide detailed information about IMAX System signings and installations for the three and nine months ended September 30, 2023 and 2022:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
System Signings:
New IMAX Systems
Sale and sales-type lease arrangements	7	3	44	9
Hybrid JRSA	—	1	—	3
Traditional JRSA	7	7	32	9
Total new IMAX Systems	14	11	76	21
Upgrades of IMAX Systems
Sale and sales-type lease arrangements	6	—	10	1
Traditional JRSA	—	4	8	13
Total upgrades of IMAX Systems	6	4	18	14
Total IMAX System signings	20	15	94	35

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
System Installations:
New IMAX Systems
Sale and sales-type lease arrangements	14	7	30	14
Hybrid JRSA	—	2	2	5
Traditional JRSA	4	7	7	16
Total new IMAX Systems	18	16	39	35
Upgrades of IMAX Systems
Sale and sales-type lease arrangements	2	1	5	3
Traditional JRSA	10	—	15	2
Total upgrades of IMAX Systems	12	1	20	5
Total IMAX System installations	30	17	59	40

RESULTS OF OPERATIONS

The Company’s business and future prospects are evaluated by Richard L. Gelfond, its Chief Executive Officer (“CEO”), using a variety of factors and financial and operational metrics including: (i) IMAX box office performance and the securing of new IMAX films and other events to be exhibited across the IMAX network; (ii) the signing, installation, and financial performance of IMAX System arrangements, particularly those involving laser-based projection systems; (iii) the success of the Company’s investments in business evolution and brand extensions into streaming and consumer technology, including the integration of SSIMWAVE and the distribution of live events to the IMAX network, (iv) revenues and gross margins earned by the Company’s segments, as discussed below; (v) consolidated earnings (loss) from operations, as adjusted for unusual items; (vi) the continuing ability to invest in and improve the Company’s technology to enhance the differentiation of The IMAX Experience versus other out-of-home experiences; (vii) the overall execution, reliability, and consumer acceptance of The IMAX Experience; and (viii) short- and long-term cash flow projections.

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

Results of Operations for the Three Months Ended September 30, 2023 and 2022

Net Income (Loss) and Adjusted Net Income (Loss) Attributable to Common Shareholders

The following table presents the Company’s net income (loss) attributable to common shareholders and the associated per diluted share amounts, as well as adjusted net income (loss) attributable to common shareholders(1) and adjusted net income (loss) attributable to common shareholders per diluted share(1) for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023		2022
(In thousands of U.S. Dollars, except per diluted share amounts)	Net Income	Per Diluted Share	Net Loss	Per Diluted Share
Net income (loss) attributable to common shareholders	$11,990	$0.22	$(8,953)	$(0.16)
Adjusted net income (loss) attributable to common shareholders(1)	$19,410	$0.35	$(3,027)	$(0.05)

(1) See “Non-GAAP Financial Measures” for a description of this non-GAAP financial measure and a reconciliation to the most comparable GAAP amount.

Revenues and Gross Margin

During the three months ended September 30, 2023, the Company’s revenues and gross margin increased by $35.1 million, or 51%, and $31.0 million, or 98%, respectively, when compared to same period in 2022 principally due to the strength of IMAX GBO performance through the distribution of films such as Oppenheimer, Mission: Impossible - Dead Reckoning Part One, and Creation of the Gods I: Kingdom of Storms, coupled with an increase in system sales in the current period.

The following table presents the Company’s revenue, gross margin and gross margin percentage by reportable segment for the three months ended September 30, 2023 and 2022:

	Revenue		Gross Margin		Gross Margin %
(In thousands of U.S. Dollars)	2023	2022	2023	2022	2023	2022

Content Solutions	$44,214	$21,967	$26,407	$9,140	60%	42%
Technology Products and Services	56,169	45,542	33,761	21,752	60%	48%
Sub-total for reportable segments	100,383	67,509	60,168	30,892	60%	46%
All Other(1)	3,513	1,246	2,547	809	73%	65%
Total	$103,896	$68,755	$62,715	$31,701	60%	46%

(1)
All Other includes the results from Streaming and Consumer Technology and other ancillary activities.

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

For the three months ended September 30, 2023, Content Solutions segment revenues and gross margin increased by $22.2 million, or 101%, and $17.3 million, or 189%, respectively, when compared to the same period in 2022 principally due to the strong performance of the films distributed through the IMAX network. In the third quarter of 2023, box office generated by IMAX films totaled $347.1 million, a $170.0 million, or 96%, increase versus the prior year comparative period of $177.1 million. In the third quarter of 2023, box office was generated by the exhibition of 41 films (34 new films and 7 carryovers) including Oppenheimer, which generated box office of over $180.4 million, and other content. In the third quarter of 2022, box office was generated by the exhibition of 36 films (27 new films, 4 carryovers and 5 re-releases) and other content.

In addition to the level of revenues, Content Solutions segment gross margin is also influenced by the costs associated with the films and other content exhibited in the period, and can vary from period-to-period, especially with respect to marketing expenses, which are expensed as incurred, for films and the costs incurred to produce, market and distribute live events and documentary content during the period. For the three months ended September 30, 2023, marketing expenses for films were $2.4 million which was consistent with the prior year comparative period. For the three months ended September 30, 2023, gross margin percent was 60% compared to 42% in the prior year period with the increase being driven by the operating leverage that comes from higher levels of box office given relatively fixed film costs.

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

For the three months ended September 30, 2023, Technology Products and Services segment revenue and gross margin increased by $10.6 million, or 23%, and $12.0 million, or 55%, respectively, when compared to the same period in the prior year. The higher level of revenue is driven in part by an increase of $1.8 million in system sales revenue as a result of six additional IMAX System installations, including upgrades.

Also contributing to the higher level of revenue was an increase of $10.5 million in rental revenues, as a result of GBO from joint revenue sharing arrangements which increased by $68.5 million or 75% in the third quarter of 2023 when compared to the prior year comparative period, from $125.2 million to $159.5 million.

The Technology Products and Services segment gross margin increase during the three months ended September 30, 2023 is primarily due to a higher number of IMAX System installations and higher rental revenues from the Company’s joint revenue sharing arrangements, driven by the stronger box office performance which led to incremental profit flow-through.

The following table provides information about IMAX Systems installed and the associated revenue recognized at that time, except for traditional joint revenue sharing arrangements as revenue is recognized over the lease term, during the three months ended September 30, 2023 and 2022:

	For the Three Months Ended September 30,
	2023		2022
(In thousands of U.S. Dollars, except number of systems)	Number of Systems	Revenue	Number of Systems	Revenue
New IMAX Systems:
Sale and sales-type lease arrangements(1)	14	$11,215	7	$7,779
JRSA — hybrid	—	—	2	998
Total new IMAX Systems	14	11,215	9	8,777

IMAX System upgrades:
Sale and sales-type lease arrangements(1)	2	883	1	1,544
Total upgraded IMAX Systems	2	883	1	1,544
Total	16	$12,098	10	$10,321

(1)
The arrangement for the sale of an IMAX System includes fixed upfront and ongoing consideration, including indexed annual minimum payment increases over the term of the arrangement, as well as an estimate of the contingent fees that may become due if certain annual minimum box office receipt thresholds are exceeded.

All Other

For the three months ended September 30, 2023, All Other revenue and gross margin increased by $2.3 million and $1.7 million, respectively, when compared to the same period in 2022 principally due to growth in revenues earned by the Company's Streaming and Consumer Technology operations driven by the inclusion of SSIMWAVE’s revenues as that acquisition was completed in late September 2022 and thus not in the prior year.

Selling, General and Administrative Expenses

The following table presents information about the Company’s Selling, General and Administrative Expenses for the three months ended September 30, 2023 and 2022:

	Three Months Ended
	September 30,		Variance
(In thousands of U.S. Dollars)	2023	2022	$	%
Total selling, general and administrative expenses	$36,282	$32,905	$3,377	10%
Less: Share-based compensation(1)	4,865	4,985	(120)	(2%)
Total selling, general and administrative expenses, excluding share-based compensation	$31,417	$27,920	$3,497	13%

(1)
A portion of share-based compensation expense is recognized within Costs and Expenses Applicable to Revenues, Research and Development, and Executive Transition Costs. (See Note 11(a) of Notes to Condensed Consolidated Financial Statements in Part I, Item 1.)

The increase in Selling, General and Administrative Expenses reflects the inclusion of $3.1 million in transaction expenses associated with the proposal to acquire the outstanding shares in IMAX China, as well as the inclusion of $1.5 million related to SSIMWAVE expenses which was not in the prior year comparative period as the acquisition was completed in late September 2022 These impacts were partially offset by $1.0 million in transaction expenses associated with the SSIMWAVE acquisition in the prior year.

As a percentage of revenue, Selling, General and Administrative Expenses excluding share-based compensation was 30% versus 41% in the three months ended September 30, 2022, a significant improvement of over 10% from the prior year period which reflected strong operating leverage and a continued focus on cost discipline efforts.

Research and Development

A significant portion of the Company’s research and development efforts have been focused on its laser-based projection systems, which the Company believes present greater brightness and clarity, higher contrast, a wider color gamut and deeper blacks, consume less power and last longer than other digital projection technologies, and are capable of illuminating the largest screens in the IMAX network. The Company’s recent research and development efforts have also focused on image enhancement technology, developing technologies and systems to help bring additional interactivity to its global IMAX network. With the acquisition of SSIMWAVE, there is ongoing research and development in perceptual metrics including novel measurement and optimization techniques. Investments are also being made to expand existing and/or develop new technologies which are expected to further enhance video quality, delivery, and creation across devices.

For the three months ended September 30, 2023, Research and Development expenses were $2.8 million, representing an increase of $1.7 million, or 148%, when compared to $1.1 million during the same period in the prior year. The current period expenses include $0.4 million specifically related to Streaming and Consumer Technology.

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

Credit Loss Expense, Net

For the three months ended September 30, 2023, the Company recorded current expected credit losses of $0.5 million, as compared to credit losses of $0.8 million recognized in the prior year.

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

Interest Expense

For the three months ended September 30, 2023, interest expense was $1.5 million, representing an increase of $0.2 million, or 12% when compared to interest expense of $1.3 million during the same period of the prior year primarily due to increased borrowings under the Credit Facility in the current period.

Income Taxes

For the three months ended September 30, 2023, the Company recorded income tax expense of $6.6 million (2022 — $2.3 million). The Company’s effective tax rate for the three months ended September 30, 2023 of 30.4% differs from the Canadian statutory tax rate of 26.5%, primarily due to the fact that the Company recorded an additional $0.7 million valuation allowance against deferred tax assets in reporting entities where it was concluded that it is more likely that not that the benefit from deferred tax assets will not be realized. Accordingly, the tax benefit associated with the current period losses in these reporting entities is not ultimately reflected in the Company’s Condensed Consolidated Statements of Operations. (See Note 10 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1.)

Non-Controlling Interests

The Company’s Condensed Consolidated Financial Statements primarily include the non-controlling interest in the net income or loss of IMAX China, as well as the impact of non-controlling interests in the activity of its Original Film Fund subsidiary. For the three months ended September 30, 2023, the net income attributable to non-controlling interests of the Company’s subsidiaries was $3.0 million, an increase of $1.8 million, when compared to the same period of the prior year. The increase can be primarily attributed to IMAX China's box office success from Creation of the Gods: Part I and Oppenheimer in the third quarter of 2023.

Results of Operations for the Nine Months Ended September 30, 2023 and 2022

Net Income (Loss) and Adjusted Net Income (Loss) Attributable to Common Shareholders

The following table presents the Company’s net income (loss) attributable to common shareholders and the associated per share amounts, as well as adjusted net income (loss) attributable to common shareholders(1) and adjusted net income (loss) attributable to common shareholders per share(1) for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023		2022
(In thousands of U.S. Dollars, except per share amounts)	Net Income	Per Diluted Share	Net Loss	Per Diluted Share
Net income (loss) attributable to common shareholders	$22,795	$0.41	$(25,413)	$(0.44)
Adjusted net income (loss) attributable to common shareholders(1)	$42,790	$0.77	$(7,349)	$(0.13)

(1) See “Non-GAAP Financial Measures” for a description of this non-GAAP financial measure and a reconciliation to the most comparable GAAP amount.

Revenues and Gross Margin

During the nine months ended September 30, 2023, the Company’s revenues and gross margin increased by $86.1 million or 42% and $63.1 million or 59%, respectively, when compared to same period in 2022 principally due to the strength of IMAX GBO performance through the distribution of films such as Oppenheimer, Avatar: The Way of Water, The Super Mario Bros. Movie, The Wandering Earth 2, Guardians of the Galaxy Vol. 3, Mission: Impossible - Dead Reckoning Part One, Ant-Man and the Wasp: Quantumania and the record year to date performance of local language content coupled with higher system sales and renewals in the current period.

The following table presents the Company’s revenue, gross margin and gross margin percentage by reportable segment for the nine months ended September 30, 2023 and 2022:

	Revenue(1)		Gross Margin		Gross Margin %
(In thousands of U.S. Dollars)	2023	2022	2023	2022	2023	2022

Content Solutions	$107,605	$72,499	$64,397	$39,121	60%	54%
Technology Products and Services	171,813	126,262	100,066	65,875	58%	52%
Sub-total for reportable segments	279,418	198,761	164,463	104,996	59%	53%
All Other(1)	9,403	3,998	6,190	2,512	66%	63%
Total	$288,821	$202,759	$170,653	$107,508	59%	53%
(1)
All Other includes the results from Streaming and Consumer Technology and other ancillary activities.

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

For the nine months ended September 30, 2023, Content Solutions segment revenues and gross margin increased by $35.1 million, or 48%, and $25.3 million, or 65%, respectively, when compared to the same period in 2022 principally due to IMAX China's box office recovery in 2023 following the Chinese government relaxing its dynamic zero-COVID policies and easing capacity restrictions at the end of 2022, as well as the strong performance of the films distributed through the IMAX global network. In the nine months ended September 30, 2023, box office generated by IMAX films totaled $888.9 million, a $290.8 million, or 49% increase versus the prior year comparative period of $598.1 million. During the nine months ended September 30, 2023, box office was generated by the exhibition of 57 films (56 new films and 1 carryovers) including Oppenheimer, which generated box office of $180.4 million, Avatar: The Way of Water, which generated box office of $109.7 million, The Super Mario Bro. Movie, which generated box office of $49.8 million, and other content. In addition, in the nine months ended September 30, 2023, local language films exhibited across the Company’s global IMAX network generated over $186.8 million in box office representing 21% of the Company’s total box office. Leading local language titles distributed across the IMAX network in the nine months ended September 30, 2023 included the Chinese film Wandering Earth 2, which generated $48.9 million in box office, the Chinese film Creation of the Gods I: Kingdom of Storms which generated $32.3 million in box office, the Japanese anime film Suzume, which generated $10.7 million in box office, and the Japanese anime film The First Slam Dunk, which generated $10.6 million in box office. In the nine months ended September 30, 2022, box office was generated by the exhibition of 68 films (53 new films, 10 carryovers and 5 re-releases) and other content. Despite accounting for approximately 1% of all domestic screens and less than 1% of all screens globally, the IMAX network had a domestic market share of 4.6% and a global market share of 3.4% for the nine months ended September 30, 2023.

In addition to the level of revenues, Content Solutions segment gross margin is also influenced by the costs associated with the films and other content exhibited in the period, and can vary from period-to-period, especially with respect to marketing expenses, which are expensed as incurred, for films and the costs incurred to produce, market and distribute live events and documentary content during the period. For the nine months ended September 30, 2023, marketing expenses for films were $12.4 million, as compared to $9.1 million during the same period in 2022.

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

For the nine months ended September 30, 2023, Technology Products and Services segment revenue and gross margin increased by $45.6 million, or 36%, and $34.2 million, or 52%, respectively, when compared to the same period in the prior year. The higher level of revenue is primarily driven by an increase of $13.5 million in system sales revenue as a result of 15 additional IMAX System installations, including upgrades.

Also contributing to the higher level of revenue was an increase of $18.9 million in rental revenues, as a result of GBO from joint revenue sharing arrangements which increased by $126.3 million or 41% in the nine months ended September 30, 2023 when compared to the prior year comparative period, from $309.4 million to $435.7 million.

The Technology Products and Services segment gross margin increase during the nine months ended September 30, 2023 is primarily due to a higher number of IMAX System installations, as well as amendments and renewals of IMAX Systems arrangements, and higher rental revenues from the Company’s joint revenue sharing arrangements, driven by the stronger box office performance which led to incremental profit flow-through.

The following table provides information about IMAX Systems installed and the associated revenue recognized at that time, except for traditional joint revenue sharing arrangements as revenue is recognized over the lease term, during the nine months ended September 30, 2023 and 2022:

	For the Nine Months Ended September 30,
	2023		2022
(In thousands of U.S. Dollars, except number of systems)	Number of Systems	Revenue	Number of Systems	Revenue
New IMAX Theater Systems:
Sale and sales-type lease arrangements(1)	30	$28,510	14	$13,552
JRSA — hybrid	2	954	5	2,508
Total new IMAX Theater Systems	32	29,464	19	16,060

IMAX Theater System upgrades:
Sale and sales-type lease arrangements(1)	5	4,015	3	4,452
Total upgraded IMAX Theater Systems	5	4,015	3	4,452
Total	37	$33,478	22	$20,512
(1)
The arrangement for the sale of an IMAX Theater System includes fixed upfront and ongoing consideration, including indexed annual minimum payment increases over the term of the arrangement, as well as an estimate of the contingent fees that may become due if certain annual minimum box office receipt thresholds are exceeded.

All Other

For the nine months ended September 30, 2023, All Other revenue and gross margin increased by $5.4 million, or 135%, and $3.7 million, or 146%, respectively, when compared to the same period in 2022 principally due to growth in revenues earned by the Company's Streaming and Consumer Technology operations driven by the inclusion of SSIMWAVE’s revenues as that acquisition was completed in late September 2022 and thus not in the prior year.

Selling, General and Administrative Expenses

The following table presents information about the Company’s Selling, General and Administrative Expenses for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended
	September 30,		Variance
(In thousands of U.S. Dollars)	2023	2022	$	%
Total selling, general and administrative expenses	$109,336	$100,181	$9,155	9%
Less: Share-based compensation(1)	16,537	17,974	(1,437)	(8%)
Total selling, general and administrative expenses, excluding share-based compensation	$92,799	$82,207	$10,592	13%

(1)
A portion of share-based compensation expense is recognized within Cost and Expenses Applicable to Revenue and Research and Development. (See Note 11(a) of Notes to Condensed Consolidated Financial Statements in Part I, Item 1.)

The increase in Selling, General and Administrative Expenses reflects the inclusion of $5.1 million related to SSIMWAVE which was not in the prior year comparative period as the acquisition was completed in late September 2022 and $3.1 million in transaction expenses associated with the proposal to acquire the outstanding shares in IMAX China, and $0.1 million in transaction expenses associated with the acquisition of SSIMWAVE.

As a percentage of revenue, Selling, General and Administrative Expenses excluding share-based compensation was 32% versus 40% in the nine months ended September 30, 2023, an improvement of 8% from the prior year period which reflected strong operating leverage and a continued focus on cost discipline efforts.

Research and Development

A significant portion of the Company’s recent research and development efforts have been focused on its laser-based projection systems, which the Company believes present greater brightness and clarity, higher contrast, a wider color gamut and deeper blacks, consume less power and last longer than other digital projection technologies, and are capable of illuminating the largest screens in the IMAX network. The Company’s recent research and development efforts have also focused on image enhancement technology, developing technologies and systems to help bring additional interactivity to its global IMAX network. With the acquisition of SSIMWAVE, there is ongoing research and development in perceptual metrics including novel measurement and optimization techniques. Investments are also being made to expand existing and/or develop new technologies which are expected to further enhance video quality, delivery, and creation across devices.

For the nine months ended September 30, 2023, Research and Development expenses were $7.4 million, representing an increase of $3.7 million, or 102%, when compared to Research and Development expenses of $3.7 million during the same period in the prior year, which includes $1.1 million specifically related to Streaming and Consumer Technology.

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

Credit Loss Expense, Net

For the nine months ended September 30, 2023, the Company recorded current expected credit losses of $1.6 million, as compared to credit losses of $8.1 million recognized in the prior year. The prior period expense was principally due to reserves established against substantially all of the Company’s receivables in Russia due to uncertainties associated with the ongoing Russia-Ukraine conflict and resulting sanctions, partially offset by the reversal of provisions associated with the COVID-19 pandemic as the outlook for the theatrical exhibition industry in Domestic and Rest of the World markets improved.

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

Interest Expense

For the nine months ended September 30, 2023, interest expense was $5.0 million, representing an increase of $0.7 million, or 16% as compared to $4.4 million during the same period of the prior year primarily due to increased borrowings under the Credit Facility in the current period.

Income Taxes

For the nine months ended September 30, 2023, the Company recorded income tax expense of $14.9 million (2022 — $8.1 million). The Company’s effective tax rate for the nine months ended September 30, 2023 of 33.4% differs from the Canadian statutory tax rate of 26.5% primarily due to the fact that the Company recorded an additional $2.4 million valuation allowance against deferred tax assets, of which $3.7 million relates to reporting entities where it was concluded that it is more likely than not that the benefit from deferred tax assets will not be realized, partially offset by a decrease of $1.3 million related to the recognition of certain losses in IMAX China that management now considers to be realizable. Accordingly, the tax benefit associated with the current period losses in these reporting entities is not reflected in the Company's Condensed Consolidated Statements of Operations. (See Note 10 of Notes to Condensed Consolidated Financial Statements.)

Non-Controlling Interests

The Company’s Condensed Consolidated Financial Statements primarily include the non-controlling interest in the net income or loss of IMAX China, as well as the impact of non-controlling interests in the activity of its Original Film Fund subsidiary. For the nine months ended September 30, 2023, the net income attributable to non-controlling interests of the Company’s subsidiaries was $7.0 million (2022 — $1.5 million). The $5.5 million increase can be primarily attributed to IMAX China's box office success in the nine months ended September 30, 2023 following the Chinese government relaxing its dynamic zero-COVID policies and easing capacity restrictions at the end of 2022.

CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

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

For the nine months ended September 30, 2023, net cash provided by the Company’s operating activities totaled $54.6 million, as compared to net cash provided by operating activities of $0.5 million in the same period of the prior year, an improvement of $54.1 million.

For the nine months ended September 30, 2023, the net cash provided by the Company’s operating activities is principally a result of revenue growth attributable to the record box office performance of the films distributed through the IMAX network, revenue from the installation of IMAX Systems and revenue associated with the amendments and renewals of IMAX Systems arrangements, partially offset by $15.0 million of variable consideration receivables, $13.8 million in inventory purchases, and $14.6 million of expenditures incurred in connection with the development of Film Assets.

For the nine months ended September 30, 2022, the net cash provided by the Company’s operating activities was principally due to cash collected from cash earnings in the period, as well as in respect of Financing and Variable Consideration Receivables, partially offset by an increase in Accounts Receivable of $18.1 million as a result of revenue growth attributable to the strength of the box office performance of the films distributed through the IMAX network, $10.1 million spent on inventory purchases, and $14.2 million spent in connection with the development of Film Assets.

Investing Activities

For the nine months ended September 30, 2023, net cash used in investing activities totaled $18.7 million, as compared to $40.4 million in the same period of the prior year. For the nine months ended September 30, 2023, the net cash used in investing activities is primarily driven by $10.7 million invested in equipment to be used in the Company’s joint revenue sharing arrangements with exhibitor customers, $2.5 million in purchases of property, plant and equipment, and $5.4 million of intangible assets acquired, principally related to the purchase or continued development of internal use software.

For the nine months ended September 30, 2022, the net cash used by investing activities was primarily driven by $14.5 million invested in equipment to be used in the Company’s joint revenue sharing arrangements with exhibitors, $5.2 million in purchases of property, plant and equipment, and $4.7 million invested by IMAX (Shanghai) Culture and Technology Co., Ltd, a wholly-owned subsidiary of IMAX China, in the movie Mozart from Space. (See Note 15(e) of Notes to Condensed Consolidated Financial Statements in Part I, Item 1.)

Based on management’s current operating plan for 2023, the Company expects to continue to use cash to deploy additional IMAX Systems under joint revenue sharing arrangements.

Capital expenditures, including the Company’s investment in joint revenue sharing arrangements, the purchase of property, plant and equipment, the acquisition of other intangible assets, and investments in films, were $33.2 million for the nine months ended September 30, 2023, as compared to $41.9 million for the nine months ended September 30, 2022. The Company expects its investment in joint revenue sharing arrangements to be more heavily weighted toward the remainder of the year which aligns with the historical seasonality of system installations.

Financing Activities

For the nine months ended September 30, 2023, net cash used in financing activities totaled $24.3 million, as compared to $64.6 million used in financing activities in the same period of the prior year. For the nine months ended September 30, 2023, the net cash used in financing activities is principally due to $12.0 million in net repayments of revolving credit facility borrowings, $4.3 million used to repurchase common shares of the Company, $6.5 million in taxes withheld and paid on vested employee stock awards, and $1.4 million in dividends paid to non-controlling interests.

For the nine months ended September 30, 2022, net cash used in financing activities was principally due to $56.6 million used to repurchase common shares of the Company ($53.6 million) and IMAX China ($3.0 million), $3.4 million paid to purchase treasury stock for the settlement of restricted share units and related taxes, $2.7 million of dividends paid to the non-controlling interests of IMAX China, and $2.3 million in fees paid in relation to the Sixth Amended and Restated Credit Agreement entered into by the Company during the first quarter of 2022. (See Note 6 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 for additional information on the Sixth Amended and Restated Credit Agreement.)

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2023, the Company's available liquidity consists of a balance of cash and cash equivalents of $109.6 million, a total revolving borrowing capacity of $300.0 million under its Sixth Amended and Restated Credit Agreement with Wells Fargo Bank, National Association (the “Credit Agreement”) less $20.0 million in borrowings and a $130.0 million LC, $26.5 million in available borrowing capacity under the IMAX (Shanghai) Multimedia Technology Co., Ltd. (“IMAX Shanghai”) revolving credit facility with the Bank of China (the “Bank of China Facility”), and $22.8 million in available borrowing capacity under IMAX Shanghai’s revolving credit facility with HSBC Bank (China) Company Limited, Shanghai Branch (the “HSBC China Facility”). (See Note 6(a) of Notes to Condensed Consolidated Financial Statements in Part 1, Item 1 for a description of the material terms of the Credit Agreement, the Bank of China Facility, and the HSBC Facility.)

As of September 30, 2023, the Company’s principal sources of liquidity included: (i) its balances of cash and cash equivalents; (ii) the anticipated collection of trade accounts receivable, which includes amounts owed under joint revenue sharing arrangements and film remastering and distribution agreements with movie studios; (iii) the anticipated collection of financing receivables due in the next 12 months under sale and sales-type lease arrangements for systems currently in operation; and (iv) installment payments expected in the next 12 months under sale and sales-type lease arrangements in backlog. Under the terms of the Company’s typical sale and sales-type lease agreements, the Company receives substantial cash payments before it completes the performance of its contractual obligations.

In conjunction with the proposal to acquire the outstanding 96.3 million shares in IMAX China, the Company obtained a consent on June 30, 2023 under the Credit Facility to temporarily increase of the Letter of Credit Accommodations Sublimit from $25.0 million to $130.0 million. On July 11, 2023, the Company obtained an LC in the amount of $130.0 million in favor of Morgan Stanley Asia Limited, the financial adviser for the transaction, to provide certainty of funds for the proposed proceeds and transaction costs payable with respect to the transaction. At the Extraordinary General Meeting of IMAX China shareholders held on October 9, 2023, the vast majority voted in favor of the transaction, however, the Company did not receive approval from 90% of disinterested IMAX China shareholders as required by Hong Kong law and, as a result, the Company's proposal to acquire IMAX China's outstanding shares did not proceed. Consequently, the LC was canceled effective October 11, 2023.

The Company’s $109.6 million balance of cash and cash equivalents as of September 30, 2023 (December 31, 2022 — $97.4 million) includes $88.6 million in cash held outside of Canada (December 31, 2022 — $79.7 million). As of September 30, 2023, cash and cash equivalents held by IMAX China was $78.3 million (December 31, 2022 —$75.0 million), of which $31.5 million was held in the People’s Republic of China (the “PRC”) (December 31, 2022 — $43.7 million). Management reassessed its strategy with respect to the most efficient means of deploying the Company’s capital resources globally and determined that historical earnings of certain foreign subsidiaries in excess of amounts required to sustain business operations would no longer be indefinitely reinvested. During the nine months ended September 30, 2023, $23.8 million of historical earnings from a subsidiary in PRC were distributed and, as a result, $2.4 million of foreign withholding taxes were paid to the relevant tax authorities (2022 — nil). As of September 30, 2023, the Company’s Condensed Consolidated Balance Sheets include a deferred tax liability of $12.5 million for the applicable foreign withholding taxes associated with the remaining balance of unrepatriated historical earnings that will not be indefinitely reinvested outside of Canada. These taxes will become payable upon the repatriation of any such earnings.

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

For the nine months ended September 30, 2023, box office generated by films exhibited in the IMAX network totaled $888.9 million, a $290.8 million, or 49% increase versus the prior year comparative period of $598.1 million. In the nine months ended September 30, 2023, box office was generated by the exhibition of 62 films (56 new films and 6 carryovers) including Oppenheimer, which generated box office of $180.9 million, and other content. Despite accounting for approximately 1% of all domestic screens and less than 1% of all screens globally, the IMAX network had a domestic market share of 4.6% and a global market share of 3.4% for the nine months ended September 30, 2023. Management is encouraged by the return of the prevalence of exclusive theatrical windows and the strong pipeline of Hollywood and local language movies scheduled to be released for theatrical exhibition throughout the remainder of 2023 and the visibility into 2024 and 2025.

Based on the Company’s current cash balances and operating cash flows, management expects to have sufficient capital and liquidity to fund its anticipated operating needs and capital requirements during the next twelve-month period following the date of this report.

CONTRACTUAL OBLIGATIONS

Payments to be made by the Company under contractual obligations as of September 30, 2023 are as follows:

	Payments Due by Period
(In thousands of U.S. Dollars)	Total Obligation	Less Than One Year	1 to 3 years	3 to 5 years	Thereafter
Purchase obligations(1)	$30,458	$28,400	$1,575	$269	$214
Pension obligations(2)	20,298	—	20,298	—	—
Operating lease obligations(3)	14,989	3,219	5,041	4,147	2,582
Finance lease obligations	536	508	28	—	—
Wells Fargo Facility	20,000	—	—	20,000	—
HSBC Facility	5,108	5,108	—	—	—
Federal Economic Development Loan(4)	3,728	559	2,237	932	—
Convertible Notes(5)	233,450	1,150	232,300	—	—
Postretirement benefits obligations	2,455	104	210	221	1,920
	$331,022	$39,048	$261,689	$25,569	$4,716

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

•
EBITDA; and

•
Adjusted EBITDA per Credit Facility.

Adjusted net income or loss attributable to common shareholders and adjusted net income or loss attributable to common shareholders per basic and diluted share exclude, where applicable: (i) share-based compensation; (ii) COVID-19 government relief benefits; (iii) realized and unrealized investment gains or losses; (iv) transaction-related expenses; and (v) executive transition costs, as well as the related tax impact of these adjustments.

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

	Three Months Ended September 30,
	2023		2022
(In thousands of U.S. Dollars, except per share amounts)	Net Income	Per Share	Net Loss	Per Share
Net income (loss) attributable to common shareholders	$11,990	$0.22	$(8,953)	$(0.16)
Adjustments(1):
Share-based compensation	5,063	0.09	5,431	0.10
COVID-19 government relief benefits, net	—	—	(212)	—
Unrealized investment gains	(454)	(0.01)	(34)	—
Transaction-related expenses(2)	3,086	0.06	955	0.02
Tax impact on items listed above	(275)	—	(214)	—
Adjusted net income (loss)(1)	$19,410	$0.35	$(3,027)	$(0.05)

Weighted average shares outstanding — basic		54,618		56,039
Weighted average shares outstanding — diluted		55,535		56,039

	Nine Months Ended September 30,
	2023		2022
(In thousands of U.S. dollars, except per share amounts)	Net Income	Per Share	Net Loss	Per Share
Net income (loss) attributable to common shareholders	$22,795	$0.41	$(25,413)	$(0.44)
Adjustments(1):
Share-based compensation	17,110	0.31	18,651	0.33
COVID-19 government relief benefits, net	—	—	(373)	(0.01)
Unrealized investment gains	(526)	(0.01)	(98)	—
Transaction-related expenses(2)	3,242	0.06	955	0.02
Executive transition costs(3)	1,353	0.02	—	—
Tax impact on items listed above	(1,184)	(0.02)	(1,071)	(0.02)
Adjusted net income (loss)(1)	$42,790	$0.77	$(7,349)	$(0.13)

Weighted average shares outstanding — basic		54,424		57,301
Weighted average shares outstanding — diluted		55,261		57,301

(1)
Reflects amounts attributable to common shareholders.
(2)
Reflects costs incurred resulting from the Company's with the proposal to acquire the outstanding 96.3 million shares in IMAX China. (See Note 6 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1.)
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

EBITDA is defined as net income or loss excluding: (i) income tax expense or benefit; (ii) interest expense, net of interest income; (iii) depreciation and amortization, including film asset amortization; and (iv) amortization of deferred financing costs. Adjusted EBITDA per Credit Facility is defined as EBITDA excluding: (i) share-based and other non-cash compensation; (ii) realized and unrealized investment gains or losses; (iii) transaction-related expenses; (iv) executive transition costs; and (v) write-downs, net of recoveries, including asset impairments and credit loss expense.

Reconciliations of net income attributable to common shareholders, which is the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA per Credit Facility are presented in the tables below.

	For the Three Months Ended September 30, 2023
	Attributable to
	Non-controlling
	Interests and	Less: Attributable to	Attributable to
(In thousands of U.S. Dollars)	Common Shareholders	Non-controlling Interests	Common Shareholders
Reported net income	$15,019	$3,029	$11,990
Add (subtract):
Income tax expense	6,555	1,041	5,514
Interest expense, net of interest income	253	(145)	398
Depreciation and amortization, including film asset amortization	19,279	1,304	17,975
Amortization of deferred financing costs(1)	492	—	492
EBITDA	41,598	5,229	36,369
Share-based and other non-cash compensation	5,297	155	5,142
Unrealized investment gains	(364)	(93)	(271)
Transaction-related expenses(2)	3,086	—	3,086
Write-downs, including asset impairments and credit loss expense	921	164	757
Adjusted EBITDA per Credit Facility	$50,538	$5,455	$45,083

	For the Twelve Months Ended September 30, 2023
	Attributable to
	Non-controlling
	Interests and	Less: Attributable to	Attributable to
(In thousands of U.S. Dollars)	Common Shareholders	Non-controlling Interests	Common Shareholders
Reported net income	$33,836	$8,428	$25,408
Add (subtract):
Income tax expense	16,917	2,658	14,259
Interest expense, net of interest income	2,024	(286)	2,310
Depreciation and amortization, including film asset amortization	60,475	5,260	55,215
Amortization of deferred financing costs(1)	2,454	—	2,454
EBITDA	115,706	16,060	99,646
Share-based and other non-cash compensation	25,893	835	25,058
Unrealized investment gains	(407)	(93)	(314)
Transaction-related expenses(2)	3,408	—	3,408
Write-downs, including asset impairments and credit loss expense	4,328	561	3,767
Executive transition costs(3)	1,353	—	1,353
Adjusted EBITDA per Credit Facility	$150,281	$17,363	$132,918

(1)
The amortization of deferred financing costs is recorded within Interest Expense in the Condensed Consolidated Statements of Operations.
(2)
Reflects costs incurred resulting from the Company's with the proposal to acquire the outstanding 96.3 million shares in IMAX China. (See Note 6 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1.)
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

Certain of the Company’s PRC subsidiaries held approximately RMB 226.0 million ($31.5 million) in cash and cash equivalents as of September 30, 2023 (December 31, 2022 — RMB 303.8 million or $43.6 million) and are required to transact locally in RMB. Foreign currency exchange transactions, including the remittance of any funds into and out of the PRC, are subject to controls and require the approval of the China State Administration of Foreign Exchange to complete. Any developments relating to the Chinese economy and any actions taken by the Chinese government are beyond the control of the Company; however, the Company monitors and manages its capital and liquidity requirements to ensure compliance with local regulatory and policy requirements. (See “Risk Factors – The Company faces risks in connection with its significant presence in China and the continued expansion of its business there” in Part II. Item 1A. of this Form 10-Q.)

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

For the three and nine months ended September 30, 2023, the Company recorded foreign exchange net losses of $(0.2) million and $(0.8) million, respectively, resulting from changes in exchange rates related to foreign currency denominated monetary assets and liabilities (2022 — net losses of $(1.2) million and $(3.0) million, respectively).

The Company has entered into a series of foreign currency forward contracts to manage the risks associated with the volatility of foreign currencies. Certain of these foreign currency forward contracts met the criteria required for hedge accounting under the Derivatives and Hedging Topic of the FASB ASC at inception, and continue to meet hedge effectiveness tests as of September 30, 2023, with settlement dates throughout 2023 and 2024. Foreign currency derivatives are recognized and measured in the Condensed Consolidated Balance Sheets at fair value. Changes in the fair value (i.e., gains or losses) are recognized in the Condensed Consolidated Statements of Operations except for derivatives designated and qualifying as foreign currency cash flow hedging instruments. The Company currently has cash flow hedging instruments associated with Selling, General and Administrative Expenses. For foreign currency cash flow hedging instruments related to Selling, General and Administrative Expenses, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported within Accumulated Other Comprehensive Income (Loss) and reclassified to the Condensed Consolidated Statements of Operations when the forecasted transaction occurs. Any ineffective portion is recognized immediately in the Condensed Consolidated Statements of Operations.

The notional value of foreign currency cash flow hedging instruments that qualify for hedge accounting as of September 30, 2023 was $41.6 million (December 31, 2022 — $24.7 million). Losses of $1.0 million and $0.2 million were recorded to Other Comprehensive Income (Loss) with respect to the change in fair value of these contracts for the three and nine months ended September 30, 2023, (2022 — losses of $(1.6) million and $(1.9) million, respectively). Losses of $(0.2) million and $(0.6) million were reclassified from Accumulated Other Comprehensive Loss to Selling, General and Administrative Expenses for the three and nine months ended September 30, 2023 (2022 — losses of $(0.1) million and $(0.2) million, respectively). The Company currently does not hold any derivatives which are not designated as hedging instruments.

For all derivative instruments, the Company is subject to counterparty credit risk to the extent that the counterparty may not meet its obligations to the Company. To manage this risk, the Company enters into derivative transactions only with major financial institutions.

As of September 30, 2023, the Company’s Financing Receivables and working capital items denominated in Canadian Dollars, RMB, Japanese Yen, Euros and other foreign currencies translated into U.S. Dollars was $157.2 million. Assuming a 10% appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates as of September 30, 2023, the potential change in the fair value of foreign currency-denominated financing receivables and working capital items would have been $15.7 million. A significant portion of the Company’s Selling, General, and Administrative Expenses is denominated in Canadian Dollars. Assuming a 1% change appreciation or depreciation in foreign currency exchange rates as of September 30, 2023, the potential change in the amount of Selling, General, and Administrative Expenses would be $0.1 million.

Interest Rate Risk Management

The Company’s earnings may also be affected by changes in interest rates due to the impact those changes have on its interest income from cash, and its interest expense from variable-rate borrowings that may be made under the Credit Facility.

As of September 30, 2023, the Company had drawn down $20.0 million on its Credit Facility (December 31, 2022 — $25.0 million), $5.1 million on its HSBC China Facility (December 31, 2022 — $12.5 million) and $nil on its Bank of China Facility (December 31, 2022 — $0.4 million), which are subject to variable effective interest rates.

The Company had variable rate debt instruments representing 5.1% and 7.7% of its total liabilities as of September 30, 2023 and December 31, 2022, respectively. If the interest rates available to the Company increased by 10%, the Company’s interest expense would increase by $0.2 million and interest income from cash would increase by $0.3 million. These amounts are determined by considering the impact of the hypothetical interest rates on the Company’s variable rate debt and cash balances as of September 30, 2023.

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

The Company’s management, with the participation of its CEO and its CFO, has evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of September 30, 2023 and has concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. The Company will continue to periodically evaluate its disclosure controls and procedures and will make modifications from time to time as deemed necessary to ensure that information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

On September 22, 2022, the Company acquired SSIMWAVE and commenced consolidating the assets, liabilities, and results of operations of SSIMWAVE in its financial reporting. As of September 30, 2023, SSIMWAVE was included in management’s evaluation of the effectiveness of the Company’s disclosure controls and procedures.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting which occurred during the three months ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

An important factor affecting the growth and success of the IMAX network is the availability and strategic selection of films for IMAX locations and the box office performance of such films. The Company itself produces only a small number of such films and, as a result, the Company relies principally on films produced by third-party filmmakers and studios, including both Hollywood and local language features converted into the Company’s format. During the nine months ended September 30, 2023, 67 new IMAX films were released to the Company’s global network. There is no guarantee that films will be available for release to the IMAX network, that filmmakers and studios will continue to release films to the IMAX network, or that the films selected for release to the IMAX network will be commercially successful.

The Company is directly impacted by the commercial success and box office results of the films released to the IMAX network through its joint revenue sharing arrangements, as well as through the percentage of the box office receipts the Company receives from the studios releasing IMAX films, and the Company’s continued ability to secure films, find suitable partners for joint revenue sharing arrangements and to sell IMAX Systems. The commercial success of films released to IMAX locations depends on a number of factors outside of the Company’s control, including whether the film receives critical and consumer acclaim, the timing of its release, the success of the marketing efforts of the studio releasing the film, consumer preferences and trends in cinema attendance. Moreover, films can be subject to delays in production or changes in release schedule, which can negatively impact the number, timing and quality of IMAX films released to the Company’s global network. For example, the Writers Guild of America (the “WGA”) and the Screen Actors Guild – American Federation of Television and Radio Artists (the “SAG–AFTRA”) went on strike in May and July 2023, respectively, over labor disputes with the Alliance Motion Picture and Television Producers. The WGA strike ended on September 27, 2023, but the SAG–AFTRA strike is continuing as of the date of this report. These strikes have disrupted film productions and may interrupt film marketing efforts or lead to postponement of film releases. Given the uncertainty as to the extent and the duration of the SAG-AFTRA strike and the overall implication of the strikes on the timing and/or success of films released to IMAX locations, it is difficult to predict the full extent of the adverse impact of the strikes on the Company’s business and results of operations in future reporting periods, if any.

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

Greater China is the Company’s largest market by revenue, with approximately 24% of overall revenues generated from its Greater China operations in 2022. As of September 30, 2023, the Company had 798 IMAX Systems operating in Greater China with an additional 193 systems in backlog, which represent 40% of the Company’s current backlog. Of the IMAX Systems currently scheduled to be installed in Greater China, 67% are under joint revenue sharing arrangements, which further increases the Company’s ongoing exposure to box office performance in this market.

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

Certain risks and uncertainties of doing business in China are solely within the control of the Chinese government, and Chinese law regulates both the scope of the Company’s continued expansion in China and the business conducted by it within China. For instance, the Chinese government regulates the number, timing, and terms of Hollywood films released to the China market. A number of prominent Hollywood films were denied release dates in China in 2021 and 2022, including several films released in IMAX format in other markets. While significantly more Hollywood films have been given release dates in China in 2023, the Company cannot provide assurance that the Chinese government will continue to permit the release of Hollywood IMAX films in China or that the timing or number of IMAX releases will be favorable to the Company. There are also uncertainties regarding the interpretation and application of laws and regulations and the enforceability of intellectual property and contract rights in China. If the Company were unable to navigate China’s regulatory environment, or if the Company were unable to enforce its intellectual property or contract rights in China, the Company’s business could be adversely impacted.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On June 12, 2017, the Company announced that its Board of Directors approved a $200.0 million share repurchase program for its common shares that would have expired on June 30, 2020, which was subsequently extended for a 12-month period in 2020, 2021, and 2023 and increased in the total share repurchase authority to $400.0 million. In 2023, the Board of Directors approved a 36-month extension to the share repurchase program through June 30, 2026. As of September 30, 2023, the Company had $191.2 million available under the program. The repurchases may be made either in the open market or through private transactions, including repurchases made pursuant to a plan intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, subject to market conditions, applicable legal requirements, and other relevant factors. The Company has no obligation to repurchase shares and the share repurchase program may be suspended or discontinued by the Company at any time.

During the three months ended September 30, 2023, the Company repurchased 13,981 common shares at an average price of $18.00 per share for a total of $0.3 million, excluding commission. All share repurchases were made under the Company’s publicly announced program, and there are no other programs under which the Company repurchases shares.

The Company’s common share repurchase program activity for the three months ended September 30, 2023 was as follows:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum approximate dollar value of shares that may yet be purchased under the program
July 1 through July 31, 2023	—	$—	—	$191,450,140
August 1 through August 31, 2023	—	—	—	191,450,140
September 1 through September 30, 2023	13,981	18.00	13,981	191,198,491
Total	13,981	$18.00	13,981

Subsequent to September 30, 2023 and through October 24, 2023, the Company repurchased 229,598 common shares at an average price of $17.85 per share for a total cost of $4.1 million, excluding commission.

In 2022, IMAX China’s shareholders granted its Board of Directors a general mandate authorizing the Board, subject to applicable laws, to repurchase shares of IMAX China not to exceed 10% of the total number of issued shares as of June 23, 2022 (34,063,480 shares). This program expired on the date of the 2023 Annual General Meeting of IMAX China on June 6, 2023. During the 2023 Annual General Meeting, shareholders approved the repurchase of shares of IMAX China not to exceed 10% of the total number of shares as of June 6, 2023 (33,959,314 shares). This program will be valid until the 2024 Annual General Meeting of IMAX China. The repurchases may be made in the open market or through other means permitted by applicable laws. IMAX China has no obligation to repurchase its shares and the share repurchase program may be suspended or discontinued by IMAX China at any time. During the three months ended September 30, 2023, IMAX China did not repurchase any common shares.

(See Note 6 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 for a summary of the material terms and conditions of the Company’s revolving credit facility, which include a limitation of the amount of permitted share repurchases.)

Item 5. Other Information

(a)
On October 20, 2023, the Company and Robert D. Lister, the Company’s Chief Legal Officer and Senior Executive Vice President, entered in to a second amendment (the “Amendment”) to Mr. Lister’s existing employment agreement with the Company dated as of December 18, 2017, first amended as of March 11, 2020. The Amendment extends the term of the existing employment agreement to December 31, 2026. Mr. Lister’s compensation terms remain the same as those previously disclosed by the Company, except if a Change of Control (as defined in the existing employment agreement) transaction has occurred, the target bonus for that year shall be 100% of his base salary. All other material terms and conditions of the existing employment agreement remain the same. The foregoing description of the Amendment is qualified in its entirety by reference to the Amendment, which will be filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ending December 31, 2023.
(b)
None.
(c)
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended September 30, 2023.

Item 6. Exhibits

Exhibit No.	Description
31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated October 25, 2023, by Richard L. Gelfond

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated October 25, 2023, by Natasha Fernandes.

32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated October 25, 2023, by Richard L. Gelfond

32.2*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated October 25, 2023, by Natasha Fernandes.

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAX CORPORATION

Date: October 25, 2023	By:	/s/ NATASHA FERNANDES
Natasha Fernandes
Chief Financial Officer
(Principal Financial Officer)

Date: October 25, 2023	By:	/s/ ELIZABETH GITAJN
Elizabeth Gitajn
Senior Vice-President, Finance & Controller
(Chief Accounting Officer)