Form 10-K
period 2023-12-31
IMAX CORP
filed 2024-02-27
CIK 921582

1Q1+

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file Number 001-35066

IMAX Corporation

(Exact name of registrant as specified in its charter)

Canada	98-0140269
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2525 Speakman Drive, Mississauga, Ontario, Canada L5K 1B1 (905) 403-6457	902 Broadway, Floor 20 New York, New York, USA 10010 (212) 821-0142

(Address of principal executive offices, zip code, telephone numbers)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, no par value	IMAX	The New York Stock Exchange

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

The aggregate market value of the common shares of the registrant held by non-affiliates of the registrant, computed by reference to the last sale price of such shares as of the close of trading on June 30, 2023 was $758.9 million.

As of January 31, 2024, there were 52,951,334 common shares of the registrant outstanding.

Document Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement to be filed within 120 days of the close of IMAX Corporation’s fiscal year ended December 31, 2023, with the Securities and Exchange Commission pursuant to Regulation 14A involving the election of directors and the annual meeting of the stockholders of the registrant (the “Proxy Statement”) are incorporated by reference in Part III of this Form 10-K to the extent described therein.

IMAX CORPORATION

December 31, 2023

IMAX CORPORATION

EXCHANGE RATE DATA

Unless otherwise indicated, all dollar amounts in this document are expressed in United States (“U.S.”) Dollars. The following table sets forth, for the periods indicated, certain exchange rates based on the noon buying rate in the City of New York for cable transfers in foreign currencies as certified for customs purposes by the Bank of Canada (the “Noon Buying Rate”). Such rates quoted are the number of U.S. Dollars per one Canadian Dollar and are the inverse of rates quoted by the Bank of Canada for Canadian Dollars per U.S. $1.00. The average exchange rate is based on the average of the exchange rates on the last day of each month during such periods. The Noon Buying Rate on December 31, 2023 was U.S. $0.7561.

	Years Ended December 31,
	2023	2022	2021	2020	2019
Exchange rate at end of period	0.7561	0.7383	0.7888	0.7854	0.7699
Average exchange rate during period	0.7409	0.7685	0.7977	0.7455	0.7536
High exchange rate during period	0.7617	0.8031	0.8306	0.7863	0.7699
Low exchange rate during period	0.7207	0.7217	0.7727	0.6898	0.7353

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

Certain statements included in this annual report may constitute “forward-looking statements” within the meaning of the U.S. States Private Securities Litigation Reform Act of 1995 or “forward-looking information” within the meaning of Canadian securities laws. These forward-looking statements include, but are not limited to, references to business and technology strategies and measures to implement strategies, competitive strengths, goals, expansion and growth of business, operations and technology, future capital expenditures (including the amount and nature thereof), industry prospects and consumer behavior, plans and references to the future success of the Company and expectations regarding its future operating, financial and technological results. These forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform with the expectations and predictions of the Company is subject to a number of risks and uncertainties, including, but not limited to, risks associated with investments and operations in foreign jurisdictions and any future international expansion, including those related to economic, political and regulatory policies of local governments and laws and policies of the United States and Canada, as well as geopolitical conflicts; risks related to the Company’s growth and operations in China; the performance of IMAX DMR® films and other films released to the IMAX network; the signing of IMAX System agreements; conditions, changes and developments in the commercial exhibition industry; risks related to currency fluctuations; the potential impact of increased competition in the markets within which the Company operates, including competitive actions by other companies; the failure to respond to change and advancements in digital technology; risks relating to consolidation among commercial exhibitors and studios; risks related to brand extensions and new business initiatives; conditions in the in-home and out-of-home entertainment industries; the opportunities (or lack thereof) that may be presented to and pursued by the Company; risks related to cyber-security and data privacy; risks related to the Company’s inability to protect its intellectual property; risks related to climate change; risks related to weather conditions and natural disasters that may disrupt or harm the Company’s business; risks related to the Company’s indebtedness and compliance with its debt agreements; general economic, market or business conditions; risks related to political, economic and social instability; the failure to convert system backlog into revenue; changes in laws or regulations; any statements of belief and any statements of assumptions underlying any of the foregoing; other factors and risks outlined in the Company’s periodic filings with the United States Securities and Exchange Commission (the “SEC”) or in Canada, the System for Electronic Document Analysis and Retrieval (“SEDAR+”); and other factors, many of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this annual report are qualified by these cautionary statements, and actual results or anticipated developments by the Company may not be realized, and even if substantially realized, may not have the expected consequences to, or effects on, the Company. The forward-looking statements herein are made only as of the date hereof and the Company undertakes no obligation to update publicly or otherwise revise any forward-looking statements, whether as a result of new information, future events or otherwise.

IMAX®, IMAX® 3D, Experience It In IMAX®, The IMAX Experience®, DMR®, Filmed For IMAX®, IMAX LiveTM, IMAX Enhanced®, Stream SmartTM and SSIMWAVE® are trademarks and trade names of the Company or its subsidiaries that are registered or otherwise protected under laws of various jurisdictions.

PART I

Item 1. Business

IMAX Corporation, together with its consolidated subsidiaries (the “Company” or “IMAX”) is a Canadian corporation that was formed in March 1994 as a result of an amalgamation between WGIM Acquisition Corp. and the former IMAX Corporation (“Predecessor IMAX”). Predecessor IMAX was incorporated in 1967.

As of December 31, 2023, the Company indirectly owns 71.55% of IMAX China Holding, Inc. (“IMAX China”), whose shares trade on the Hong Kong Stock Exchange. IMAX China is a consolidated subsidiary of the Company.

GENERAL

IMAX is a premier global technology platform for entertainment and events. Through its proprietary software, auditorium, architecture, patented intellectual property, and specialized equipment, IMAX offers a unique end-to-end solution to create superior, awe-inspiring immersive content experiences for which the IMAX® brand is globally renowned. Top filmmakers, movie studios, artists, and creators utilize the cutting-edge visual and sound technology of IMAX to connect with audiences in innovative ways. As a result, IMAX is among the most important and successful global distribution platforms.

The Company leverages its proprietary technology and engineering in all aspects of its business, which principally consists of the IMAX film remastering (“IMAX Film Remastering” and formerly known as “IMAX DMR”) and the sale or lease of premium IMAX theater systems (“IMAX System(s)”).

IMAX Systems are based on proprietary and patented image, audio and other technology developed over the course of the Company’s history since its founding in 1967. The customers for IMAX Systems are principally theatrical exhibitors that operate commercial multiplex theaters, and, to a much lesser extent, museums, science centers and destination entertainment sites. The Company does not own the locations in the IMAX network, except for one, and is not an exhibitor, but instead sells or leases the IMAX System to exhibitor customers along with a license to use its trademarks and ongoing maintenance services for which there is an annual payment by the exhibitor to IMAX.

IMAX has the largest global premium format network, more than double the size of its nearest competitor. As of December 31, 2023, there were 1,772 IMAX Systems operating in 90 countries and territories, including 1,693 commercial multiplexes, 12 commercial destinations, and 67 institutional locations in the Company’s global network. This compares to 1,716 IMAX Systems operating in 87 countries and territories as of December 31, 2022, including 1,633 commercial multiplexes, 12 commercial destinations, and 71 institutional locations in the Company’s global network. Additional information on the composition of the IMAX network is provided in the discussion of Marketing and Customers.

IMAX Systems provide the Company’s exhibitor customers with a combination of the following benefits:

•
the ability to exhibit content that has been enhanced through IMAX Film Remastering, which usually results in higher image and sound fidelity than conventional cinema experiences;
•
advanced, high-resolution projectors with specialized equipment and automated theater control systems, which generate significantly more contrast and brightness than conventional theater systems;
•
large screens and proprietary auditorium geometry, which result in a substantially larger field of view so that the screen extends to the edge of a viewer’s peripheral vision and creates more realistic images;
•
advanced sound system components, which deliver more expansive sound imagery and pinpointed origination of sound to any specific spot in an auditorium equipped with an IMAX System;
•
specialized theater acoustics, which result in a four-fold reduction in background noise;
•
ongoing maintenance and extended warranty services; and
•
a license to the globally recognized IMAX brand, as well as benefits from IMAX marketing of films being shown in its network and IMAX’s growing social media followership.

In addition, certain movies shown in the IMAX network are filmed using proprietary IMAX film cameras or IMAX certified digital cameras, which along with IMAX’s customized guidance and a workflow process provide filmmakers enhanced and differentiated image quality and an IMAX-exclusive film aspect ratio that delivers up to 26% more image onto a standard IMAX movie screen. In select IMAX locations worldwide, movies filmed with IMAX cameras have an IMAX-exclusive 1.43 film aspect ratio, with up to 67% more image.

Together, these components cause audiences in IMAX locations to feel as if they are a part of the on-screen action, creating a more intense, immersive, and awe-inspiring exciting experience than a conventional cinematic format.

As a result of the engineering and scientific achievements that are a hallmark of The IMAX Experience®, the Company’s exhibitor customers typically charge a premium for films released in IMAX’s format versus films exhibited in their other auditoriums. The premium pricing, combined with the higher attendance levels associated with IMAX films, generates incremental box office for the Company’s exhibitor customers and for the movie studios releasing their films to the IMAX network. The incremental box office generated by IMAX films combined with IMAX’s unmatched global network footprint and scale has helped establish IMAX as a key premium distribution and marketing platform for Hollywood and foreign local language movie studios.

The Company’s global content portfolio includes blockbuster films, both from Hollywood and local language film industries worldwide; IMAX documentaries, both original and acquired (“IMAX Documentaries”), and IMAX events and experiences in emerging verticals including music, gaming, and sports.

The Company achieved its second highest grossing year at the global box office (“GBO”) and its highest grossing year at the Domestic, United States and Canada combined, box office in 2023. The year was highlighted by the Company’s highest grossing year for local language films, the $180.4 million in IMAX box office generated by Christopher Nolan’s Oppenheimer, and strong indexing across titles including Super Mario Bros., Guardians of the Galaxy Vol. 3, Spider-Man: Across the Spider-Verse, and Mission Impossible: Dead Reckoning.

A cornerstone of the IMAX brand for more than 50 years, IMAX recently relaunched its IMAX Documentaries unit to focus on a new generation of narrative-driven original and acquired documentary films, as well as downstream revenue opportunities through partnerships with leading streaming platforms. Additional forthcoming IMAX original documentaries include The Blue Angels and The Elephant Odyssey.

The Company also continues to evolve its platform to bring new, innovative events and experiences to audiences worldwide. During the year, the Company partnered with A24 for the IMAX LiveTM 40th anniversary screening of Jonathan Demme’s Stop Making Sense at the Toronto International Film Festival, which became the highest grossing IMAX Live event of all time. In January 2024, the Company and Pathé Live in partnership with Mercury Studios and Queen Films released Queen Rock Montreal, a concert from 1981, exclusively in 450 IMAX locations globally.

As of December 31, 2023, the Company has a footprint of 252 connected locations in the IMAX network across North America, Europe, and Asia were configured with connectivity to deliver live and interactive content with low latency and superior sight and sound. For more information on the Company’s content, see section “FILM DISTRIBUTION AND POST-PRODUCTION” below.

As a premier global technology platform for entertainment and events, the Company strives to remain at the forefront of advancements in entertainment technology. The Company offers a suite of laser-based digital projection systems (“IMAX Laser Systems”), which deliver increased resolution, sharper and brighter images, deeper contrast, and the widest range of colors available to filmmakers today. The Company further believes that its suite of IMAX Laser Systems are helping facilitate the next major renewal and upgrade cycle for the global IMAX network.

In September 2022, the Company acquired SSIMWAVE Inc. (“SSIMWAVE”), a leader in artificial intelligence (“AI”)-driven video quality solutions for media and entertainment companies. The acquisition of SSIMWAVE marks a significant expansion of the Company’s streaming and consumer technology strategy to deliver the highest quality images on any screen, while also creating cost efficiencies to streaming companies, broadcasters and other companies that transmit visual data — to drive new, recurring revenue and grow its global leadership in entertainment technology. In 2023, the Company formed a new business unit, Streaming and Consumer Technology to focus on in-home entertainment technology. The business unit includes the streaming technology acquired in the SSIMWAVE acquisition as well as IMAX Enhanced® product services.

The Company utilizes AI for image enhancement, streaming technology, and data analysis to improve various aspects of its business. It is actively exploring other global use cases for AI to improve its products, operations, and efficiency.

IMAX NETWORK

The IMAX network is the most extensive premium network in the world with 1,772 IMAX Systems operating in 90 countries and territories, including 1,693 commercial multiplexes, 12 commercial destinations and 67 institutional locations as of December 31, 2023. The Company currently estimates a worldwide commercial multiplex addressable market of 3,619 locations, of which there are 1,693 IMAX Systems operating as of December 31, 2023, representing a market penetration of only 46.8%.

IMAX grew its network by 3.7% in 2023 driven by 128 system installations and ended the year with a backlog of 450 IMAX Systems. The Company believes that the majority of its future network growth will come from international markets outside of China. As of December 31, 2023, 76% of IMAX Systems in the global commercial multiplex network were located within international markets (defined as all countries other than the United States and Canada). Revenues and GBO derived from international markets continue to exceed revenues and GBO from the United States and Canada.

For the year ended December 31, 2023, the Company’s revenue generated from its Greater China (which includes the mainland of the People’s Republic of China, Hong Kong, Macau, and Taiwan) operations represents 25% of consolidated revenue, compared to 24% in 2022 and 44% in 2021. Restrictions resulting from the COVID-19 pandemic significantly impacted operations in China in 2022 and 2023. As of December 31, 2023, the Company had 807 IMAX Systems operating in Greater China with an additional 206 systems in backlog. The Company’s backlog in Greater China represents 46% of its total current backlog, including system upgrades. The Company has a partnership in China with Wanda Film (“Wanda”) and as of December 31, 2023, through the Company’s partnership with Wanda, there were 376 IMAX Systems operational in Greater China, of which 362 are under the parties’ joint revenue sharing arrangements. In December 2023, Beijing Wanda Investment, which owns a 20% stake in Wanda Film Holding, was sold to China Ruyi Holdings, a Tencent Holdings-backed company.

(Refer to “Risk Factors – The Company conducts business internationally, which exposes it to uncertainties and risks that could negatively affect its operations, sales and future growth prospects”, “– The Company faces risks in connection with its significant presence in China and the continued expansion of its business there”, “– General political, social and economic conditions can affect the Company’s business by reducing both revenues generated from existing IMAX Systems and the demand for new IMAX Systems”, and “– The Company may not convert all of its backlog into revenue and cash flows” in Part I, Item 1A.)

PRINCIPAL PRODUCTS AND SERVICES

The Company believes it is the world’s largest designer and manufacturer of specialty premium projection and sound system components for premium large-format theaters around the world, and it is also a significant distributor of large-format films.

The Company’s principal products and services are as follows:

•
IMAX Film Remastering – The digital remastering of films and other content into IMAX formats for distribution to the IMAX network.

•
Film Distribution and Post-Production – The distribution of large-format documentary films, primarily to institutional theaters, and, increasingly, the distribution of exclusive IMAX events and experiences including music, gaming, and sports, as well as the provision of film post-production services.

•
IMAX Systems – The sale or lease of premium IMAX Systems to exhibitor customers.

•
IMAX Maintenance – The provision of preventative and emergency maintenance services and quality monitoring to the IMAX network.

•
Other – Principally includes the Company’s streaming and consumer technology business, including its streaming technology and IMAX Enhanced product services, as well as other ancillary activities.

The Company assesses and evaluates the Company’s performance based on the operating results of the Content Solutions and Technology Products and Services segments, which largely reflect the different customer bases the Company serves. The Content Solutions segment principally focuses on content enhancement and distribution services for the Company’s movie studio customers. The Technology Products and Services segment primarily consists of products and services for the Company’s exhibitor customers, including the sale, lease and ongoing service of IMAX Systems. The Company’s segment information is provided in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 21 to Consolidated Financial Statements in Part II, Item 8.

IMAX FILM REMASTERING

IMAX Film Remastering is a proprietary technology that digitally remasters films into IMAX formats. IMAX Film Remastering digitally enhances the image resolution of films for projection on IMAX screens while maintaining or enhancing the visual clarity and sound quality to levels for which The IMAX Experience is known. In addition, the original soundtrack of a film to be exhibited across the IMAX network is remastered for IMAX digital sound systems. IMAX remastered soundtracks are uncompressed and full fidelity. IMAX sound systems use proprietary loudspeaker systems and proprietary surround sound configurations that ensure every seat in an auditorium is an optimal listening position.

The IMAX Film Remastering process involves:

•
in certain instances, scanning, at the highest possible resolution, each individual frame of the film and converting it into a digital image;

•
optimizing the image using proprietary image enhancement tools;

•
enhancing the digital image using techniques such as sharpening, color correction, grain and noise removal and the elimination of unsteadiness and removal of unwanted artifacts;

•
recording the enhanced digital image into an IMAX digital cinema package format or onto IMAX 15/70-format film; and

•
specially remastering the soundtrack to take full advantage of the unique sound system of IMAX Systems.

IMAX films also benefit from enhancements made by individual filmmakers exclusively for the IMAX release of the film. Collectively, the Company refers to these enhancements as “IMAX DNA.” Filmmakers and movie studios have sought IMAX-specific enhancements in recent years to generate interest in and excitement for their films. Such enhancements include shooting films with IMAX cameras to increase the audience’s immersion in the film and to take advantage of the unique dimensions of the IMAX screen by projecting the film in a larger aspect ratio that delivers up to 26% more image onto a standard IMAX screen. In select IMAX locations worldwide, movies filmed with IMAX cameras have an IMAX-exclusive 1.43 film aspect ratio, with up to 67% more image. The Company has a Filmed For IMAX® program under which filmmakers craft films from their inception in various ways in order to optimize The IMAX Experience. The program includes incremental and bespoke marketing support, which box office metrics demonstrate audiences respond extremely favorably to, and drives higher market share for IMAX.

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

The following table provides detailed information about the films that were released to the Company’s global network during the years ended December 31, 2023 and 2022:

	For the Years Ended December 31,
	2023	2022
Hollywood film releases(1)	36	32
Local language film releases:
China	28	15
Japan	11	8
South Korea	9	5
India	8	6
France	1	1
Malaysia	1	—
Thailand	1	—
Indonesia	—	1
Total local language film releases	59	36
Total film releases(2)(3)	95	68

(1)
Includes one re-released film for the year ended December 31, 2023 (2022 — five).
(2)
For the year ended December 31, 2023, the films released to the Company’s global network include 10 with IMAX DNA (2022 — 12).
(3)
Excludes three Alternative Content Experiences in 2023 (2022 — seven).

To date, in 2024, 18 titles have been released to the global IMAX network, including three re-releases, and the Company has announced the following additional 24 titles to be released in 2024:

Scheduled
Title	Studio	Release Date(1)	IMAX DNA
Dune: Part II	Warner Bros. Pictures/Legendary Pictures	March 2024	Filmed For IMAX
Kung Fu Panda 4	Universal Pictures	March 2024	—
Ghostbusters: Frozen Empire	Sony Pictures	March 2024	—
Godzilla x Kong: The New Empire	Warner Bros. Pictures/Legendary Pictures	April 2024	Filmed For IMAX
Civil War	A24	April 2024	—
Spy x Family Code:White	Sony Pictures/Crunchyroll	April 2024	—
The Fall Guy	Universal Pictures	May 2024	—
Kingdom of The Planet of The Apes	Walt Disney Studios	May 2024	—
Furiosa	Warner Bros. Pictures	May 2024	—
Bad Boys 4	Sony Pictures	June 2024	—
Inside Out 2	Walt Disney Studios/Pixar Animation Studios	June 2024	—
A Quiet Place: Day One	Paramount Pictures	June 2024	—
Despicable Me 4	Universal Pictures	July 2024	—
Twisters	Universal Pictures/Warner Bros. Pictures	July 2024	—
Deadpool & Wolverine	Marvel Studios/Walt Disney Studios	July 2024	—
Alien: Romulus	Walt Disney Studios	August 2024	—
Kraven the Hunter	Sony Pictures/Marvel Studios	August 2024	—
Beetlejuice 2	Warner Bros. Pictures	September 2024	—
Transformers One	Paramount Pictures	September 2024	—
Wolfs	Sony Pictures/Apple	September 2024	—
Joker: Folie à Deux	Warner Bros. Pictures/DC Studios	October 2024	Filmed For IMAX
Venom 3	Sony Pictures	November 2024	Filmed For IMAX
Untitled Gladiator Sequel	Paramount Pictures	November 2024	—
Wicked – Part 1	Universal Pictures	November 2024	—

(1)
The scheduled release dates in the table above are subject to change, may vary by territory, and may not reflect the date(s) of limited premiere events.

The Company remains in active negotiations with studios for additional films to fill out its short- and long-term film slate for the IMAX network. The Company also expects to announce additional local language films and exclusive IMAX events and experiences to be released to its global network throughout 2024.

FILM DISTRIBUTION AND POST-PRODUCTION

The Company continues to believe that the IMAX network serves as a valuable platform to launch and distribute original content. The Company distributes large-format documentary films, primarily to institutional customers. The Company receives as its distribution fee either a fixed amount or a fixed percentage of the box office receipts and, following the recoupment of its costs, is typically entitled to receive an additional percentage of gross revenues as participation revenues.

The ownership rights to such films may be held by the film sponsors, the film investors and/or the Company. As of December 31, 2023, the Company has distribution rights with respect to approximately 60 films, which cover subjects such as space, wildlife, music, sports, history and natural wonders.

In May 2023, the Company announced that Amazon Studios acquired worldwide rights to the Company’s original documentary, The Blue Angels, filmed with IMAX digital certified cameras and produced in collaboration with Dolphin Entertainment, Bad Robot Productions, and Zipper Bros Films. The documentary is expected to be delivered in the second quarter of 2024. In October 2023, Deep Sky, a documentary on NASA’s Webb Telescope in collaboration with Crazy Boat Pictures Ltd. and filmmaker Nathaniel Kahn, was released to the IMAX network. In July 2023, the Company also announced the start of production of The Elephant Odyssey, a documentary in collaboration with Beach House Pictures Pte Ltd and China International Communications Group, which is expected to be released in 2025.

In addition, the Company continues to evolve its platform to bring new, innovative IMAX events and experiences to audiences worldwide. As of December 31, 2023, the Company has a footprint of 252 connected locations in the IMAX network across the United States, Canada, Europe, and Asia configured with connectivity to deliver live, interactive content with low latency and superior sight and sound.

In 2023, the Company partnered with Metro-Goldwyn-Studios Inc. (“MGM”) for an IMAX premiere event, consisting of red carpet interviews and behind the scenes footage, followed by a special advanced screening of Creed III, which was released across the IMAX global network. The Company also hosted a reunion of the iconic band Talking Heads at the Toronto International Film Festival, followed by a screening of Stop Making Sense, before the movie was released to the IMAX network more broadly. This became the highest grossing IMAX Live event of all time. These events were broadcast live to much of the IMAX Domestic connected network. In January 2024, the Company and Pathé Live in partnership with Mercury Studios and Queen Films released Queen Rock Montreal, a concert film from 1981, exclusively in 450 IMAX locations globally.

The Company also provides film post-production and quality control services for large-format films, whether produced by IMAX or third-parties, and digital post-production services. In addition, the Company also provides IMAX film and digital cameras to content creators under the IMAX certified camera program.

IMAX SYSTEMS

The Company’s primary products are its various digital projection systems, which are either sold or leased to exhibitor customers along with a license for the use of the globally recognized IMAX brand. The Company’s digital projection systems include a projector that offers superior image quality and stability and a digital theater control system; a digital audio system delivering up to 12,000 watts of sound; a screen with a proprietary coating technology, and, in certain situations, 3D glasses and cleaning equipment. IMAX’s digital projection systems also operate without the need for analog film prints. The Company’s digital projection systems provide a premium and differentiated experience to audiences that is consistent with what they have come to expect from the IMAX brand, while providing exhibitor customers with the compelling economics and flexibility that digital technology affords.

As part of the arrangement to sell or lease an IMAX System, the Company provides extensive advice on auditorium planning and design, and supervision of installation services. The terms of each sale or lease arrangement vary according to the configuration of the IMAX System, as well as the cinema and film distribution markets relevant to the geographic location of the customer.

Revenue from the sale or lease of an IMAX System may be recognized at a different time from when cash is collected from the exhibitor customer. Further discussion of the Company’s revenue recognition policies is provided in Critical Accounting Estimates in Part II, Item 7 and Note 2(o) to Consolidated Financial Statements in Part II, Item 8.

The following table presents the number of IMAX Systems that are in the network and in backlog, by configuration, as of December 31, 2023 and 2022:

	December 31, 2023			December 31, 2022
	System			System
	Network	New	Upgrade	Network	New	Upgrade
	Base	Backlog	Backlog	Base	Backlog	Backlog
IMAX Laser Systems	466	238	68	349	200	89
IMAX Xenon Systems	1,276	144	—	1,330	161	—
IMAX Film Systems	30	—	—	37	—	—
Total	1,772	382	68	1,716	361	89

IMAX Laser Systems

In 2014, the Company introduced its first laser-based digital projection system. Since then, the Company has continued research and development aimed at creating more affordable laser-based solutions with various screen sizes for its commercial multiplex customers. Beginning in 2021, the Company began offering an additional laser-based system product to provide customers with an opportunity to replace and upgrade IMAX Xenon Systems. The Company currently sells two different configurations of its laser systems. The Company believes that IMAX Laser Systems present greater brightness and clarity, higher contrast, a wider color gamut and deeper blacks, consume less power and last longer than other digital projection technologies, and are capable of illuminating the largest screens in the IMAX network.

IMAX Xenon Systems

In 2008, the Company introduced its digital IMAX Xenon System. Prior to 2008, all of the IMAX Systems offered by the Company were film-based and required analog film prints. The Company believes that IMAX Xenon Systems deliver higher quality imagery when compared with IMAX Film Systems.

IMAX Film Systems

IMAX Film Systems include various configurations, including 2D and 3D systems, and screen sizes. Following the introduction of the digital IMAX Xenon System in 2008, the number of IMAX Film Systems in the IMAX network has decreased significantly. However, IMAX’s proprietary format, the IMAX 70mm Film System continues to be a sought after IMAX viewing experience. The existing network of 30 unique locations are being actively supported and leveraged for special event releases throughout the year such as with the 2023 release of Oppenheimer in IMAX 70mm film, which garnered significant consumer interest and demand for this format.

The following table provides information about the Company’s system backlog by deal type as of December 31, 2023 and 2022:

	December 31, 2023				December 31, 2022
	Number of				Number of
	Systems		Dollar Value		Systems		Dollar Value
(In thousands of U.S. Dollars, except number of systems)	New	Upgrade	New	Upgrade	New	Upgrade	New	Upgrade
Sales Arrangements (1)	148	16	$158,318	$16,068	149	13	$165,176	$14,362
Hybrid JRSA(2)	102	1	76,173	910	116	4	86,215	3,235
Traditional JRSA(2)(3)	132	51	425	1,975	96	72	200	2,900
	382	68	$234,916	$18,953	361	89	$251,591	$20,497

(1)
Includes Sales, Hybrid Sales, and Sales-Type Lease deal types.
(2)
The consideration owed under traditional joint revenue sharing arrangements is typically a percentage of contingent box office receipts rather than a fixed upfront fee or fixed annual minimum payments. Accordingly, such arrangements do not usually have a dollar value in backlog; however, hybrid joint revenue sharing arrangements typically provide for contracted upfront payments and therefore carry a backlog value based on those payments.
(3)
Includes 30 IMAX Systems (2022 ― 38) where certain of the Company’s contracts contain options for the customer to elect to upgrade system type or to alter the contract structure (for example, from a joint revenue sharing arrangement to a sale) after signing, but before installation. Current backlog information reflects all known elections.

(4)
As of December 31, 2023, the Company’s backlog includes 14 systems (2022 ― 14) in Russia, one system (2022 ― 1) in Ukraine, and five systems (2022 ― 5) in Belarus with a total fixed contracted value of $22.9 million (2022 ― $22.9 million).

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

From time to time, in the normal course of its business, the Company will have customers who are unable to proceed with an IMAX System installation for a variety of reasons, including the inability to obtain certain consents, approvals or financing. Once the determination is made that the customer will not proceed with installation, the agreement with the customer is terminated or amended. If the agreement is terminated, once the Company and the customer are released from all their future obligations under the agreement, all or a portion of the initial rents or fees that the customer previously made to the Company are recognized as revenue. (Refer to “Risk Factors ― The Company may not convert all of its backlog into revenue and cash flows.”)

Certain of the Company’s contracts contain options for the customer to elect to upgrade system type during the term or to alter the contract structure (for example, from a joint revenue sharing arrangement to a sale) after signing, but before installation. The current backlog information reflects all known elections.

IMAX MAINTENANCE

IMAX System arrangements also include a requirement for the Company to provide maintenance services over the life of the arrangement in exchange for an extended warranty and annual maintenance fee paid by the exhibitor. Under these arrangements, the Company provides preventative and emergency maintenance services to ensure that each presentation is up to the highest IMAX quality standard. Annual maintenance fees are paid throughout the duration of the term of the system agreements. (Refer to “Maintenance and Extended Warranty Services” below.)

OTHER PRODUCTS AND SERVICES

Streaming and Consumer Technology

Streaming and Consumer Technology includes the Company’s Streaming Technology software offerings and IMAX Enhanced product services. Streaming Technology consists of several software products including:

•
IMAX Stream Smart ― works within existing video compression workflows to reduce bitrates and retain picture quality across all devices and formats and deliver significant cost savings.
•
IMAX StreamAware On-Demand ― all-in-one quality assurance and quality control to automate and standardize checks for comprehensive content integrity and regulatory compliance for third-party content libraries, across an entire video compression workflow
•
IMAX StreamAware On-Air ― real-time monitoring software for live streams, which enables users to monitor video quality across their networks and to identify and address streaming issues.

These AI-powered products allow streaming platforms and broadcasters to automate workflows. The Company believes that these products allow users to deliver the highest quality viewing experiences to their subscribers while reducing costs.

IMAX Enhanced is a solution to bring The IMAX Experience into the home. IMAX Enhanced provides end-to-end premium technology across streaming content and best-in-class entertainment devices, offering consumers high-fidelity playback of image and sound in the home and beyond, including the following features:

•
IMAX’s expanded aspect ratio, which is available on select titles and streaming platforms, including Disney+;
•
IMAX’s proprietary remastering technology, which produces more vivid, higher-fidelity 4K HDR images on premium televisions; and

•
IMAX’s signature sound, which was specially recreated and calibrated for the home to unlock more immersive audio.

To be certified as IMAX Enhanced, leading consumer electronics manufacturers spanning 4K/8K televisions, projectors, A/V receivers, loudspeakers, soundbars, smartphones, personal computers, tablets, and more must meet a carefully prescribed set of audiovisual performance standards, set by a certification committee, along with some of Hollywood’s leading technical specialists.

At present, certified global device partners include Sony Electronics, Hisense, TCL, LG, Phillips, Hewlett Packard, Xiaomi, Sound United and Honor, among others. As of December 31, 2023, more than 300 IMAX Enhanced titles have been released across five of the biggest streaming platforms worldwide: Disney+, Sony Bravia CORE, Tencent Video, iQiyi and Rakuten TV. Over 15 million IMAX Enhanced certified devices are estimated to be in the market today.

The Company’s collaboration with Disney allows fans to stream 20 Disney titles in IMAX’s expanded aspect ratio at home on Disney+. The presence of IMAX Enhanced on Disney+ provides strong brand exposure for IMAX by expanding the Company’s in-home entertainment footprint to Disney+ and most of its 150 million global subscribers. The Company believes that IMAX Enhanced enables an elevated end-to-end experience on Disney+, with IMAX signature sound coming to subscribers with IMAX Enhanced certified devices. IMAX Enhanced is part of the Company’s next evolutionary step to extend the IMAX brand and technology further into new use cases, including streaming entertainment and the consumer electronics market.

(Refer to “Risk Factors ― Failure to respond adequately or in a timely fashion to changes and advancements in technology could negatively affect the Company’s business.”)

Other

The Company derives a small portion of its revenue from other sources including one owned and operated IMAX System in Sacramento, California; a commercial arrangement with one theater resulting in the sharing of profits and losses; the provision of management services to three other theaters; renting the Company’s proprietary 2D and 3D large-format film cameras; and also offering production advice and technical assistance to both documentary and Hollywood filmmakers.

MARKETING AND CUSTOMERS

The Company markets IMAX Systems through a direct sales force and marketing staff located in offices in Canada, the United States, Greater China, Europe, and Asia. In addition, the Company has agreements with consultants, business brokers and real estate professionals to locate potential customers and system locations for the Company on a commission basis.

IMAX currently estimates a worldwide commercial multiplex addressable market of 3,619 locations, of which there are 1,693 IMAX Systems operating as of December 31, 2023, representing a market penetration of only 46.8%. Commercial multiplex systems are the largest part of the IMAX network, comprising 1,693 IMAX Systems, or 96%, of the 1,772 IMAX Systems in the IMAX network as of December 31, 2023. The Company’s institutional customers include science and natural history museums, zoos, aquaria, and other educational and cultural centers. The Company also sells or leases IMAX Systems to commercial destinations such as theme parks, private home theaters, tourist destination sites, fairs, and expositions. As of December 31, 2023, approximately 75% of all open and operational IMAX Systems were in locations outside of the United States and Canada.

The following table provides detailed information about the IMAX network by system type and geographic location as of December 31, 2023 and 2022:

	December 31, 2023				December 31, 2022
	Commercial Multiplex	Commercial Destination	Institutional	Total	Commercial Multiplex	Commercial Destination	Institutional	Total
United States	363	4	24	391	364	4	25	393
Canada	42	1	7	50	40	1	7	48
Greater China(1)	791	—	16	807	778	—	16	794
Asia (excluding Greater China)	166	2	2	170	138	2	2	142
Western Europe	126	4	8	138	118	4	8	130
Latin America(2)	60	1	8	69	55	1	11	67
Rest of the World	145	—	2	147	140	—	2	142
Total(3)	1,693	12	67	1,772	1,633	12	71	1,716

(1)
Greater China includes China, Hong Kong, Taiwan, and Macau.
(2)
Latin America includes South America, Central America, and Mexico.

(3)
Period-to-period changes in the table above are reported net of the effect of permanently closed locations.

The Company has a partnership in China with Wanda which is its largest exhibitor customer. As of December 31, 2023, Wanda represented 22% of the Company’s commercial network, 4% of the Company’s backlog and 10% of its revenues. As of December 31, 2022, Wanda represented 23% of the Company’s commercial network, 4% of the Company’s backlog and 7% of its revenue. A geographic breakdown of the Company’s revenue is provided in Note 21 to Consolidated Financial Statements in Part II, Item 8.

INDUSTRY OVERVIEW

Competition

The out-of-home entertainment industry is very diverse with numerous companies vying for the public’s leisure time, and the Company faces competition as a consequence. Within the theatrical space, exhibitors and entertainment technology companies have introduced their own branded, large-screen 3D auditoriums or other proprietary theater systems, some of which include laser-based projectors, and in many cases, have marketed those auditoriums or theater systems as having similar quality or attributes to an IMAX System.

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

The Company believes that its competitive strengths include the value of the IMAX brand name, the premium IMAX consumer experience, the design, quality and historic reliability rate of IMAX Systems (including the IMAX Laser Systems as well as the IMAX immersive sound system, the return on investment of an IMAX System for exhibitors, the number and quality of IMAX films that it distributes, the tailored distribution and marketing support by dedicated teams around the world, the relationships the Company maintains with prominent Hollywood and international filmmakers and other content creators (a number of whom desire to film their movies and events with IMAX cameras), the availability of Hollywood and international films to the IMAX network through IMAX Film Remastering technology, the availability of unique and innovative events and experiences such as distributed concerts, special theatrical screenings, and live Q&A sessions with top content creators, consumer loyalty and the level of the Company’s service and maintenance and extended warranty efforts. The Company believes that all of these alternative formats deliver overall experiences that are inferior to The IMAX Experience and do not have IMAX's brand trust, filmmaker endorsement, loyal fan base, or global footprint and scale.

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

However, exhibitor consolidation has also resulted in individual exhibitor chains constituting a material portion of the Company’s revenue and network. Continued industry consolidation, as well as consolidation in the movie studio industry, may present risks to the Company. (Refer to “Risk Factors – Consolidation among commercial exhibitors and studios reduces the breadth of the Company’s customer base, and could result in a narrower market for the Company’s products and reduced negotiating leverage. A deterioration in the Company’s relationship with key partners could materially and adversely affect the Company’s business, financial condition or results of operation. In addition, an adverse economic impact on a significant customer’s business operations could have a corresponding material adverse effect on the Company.” in Part I, Item 1A.)

THE IMAX BRAND

IMAX is a premier global technology platform for entertainment and events.

The Company relies on its brand to communicate its leadership and singular goal of creating entertainment experiences that exceed all expectations. Top filmmakers, studios, and other content creators use the IMAX brand to message that a film will connect with audiences in unique and extraordinary ways.

The Company has a Filmed for IMAX program through which filmmakers partner closely with IMAX to craft films that fully leverage IMAX technology and where every frame, from inception, is intentionally designed for The IMAX Experience. Box office metrics demonstrate audiences respond extremely favorably to Filmed for IMAX titles.

To capture content in a resolution appropriate for IMAX screens, filmmakers utilize IMAX 70mm film cameras or IMAX-certified best-in-class digital cameras with leading brands including ARRI, Panavision, RED Digital Cinema and Sony. When this content is paired with IMAX’s proprietary post-production process, the resulting craftsmanship enthralls fans in 1,700+ IMAX locations around the world.

The IMAX brand is a promise to deliver what today’s audiences crave, which is a memorable, more emotionally engaging, more thrilling and shareable experience. IMAX commissions on-going third party consumer research to measure the strength of its brand in numerous markets. The Company’s latest 2023 studies show that the IMAX brand has achieved near universal awareness, is uniquely recognized as a leading, ultra-premium brand, and offers one of the most differentiated movie-going experiences. The IMAX brand has also been proven to signal a special, must-see event at levels far greater than any other entertainment technology brand based on evidence. Across various measures of brand equity and health, the IMAX brand ranged from two to 10 times more powerful than other entertainment technology brands. The Company believes that its strong brand equity supports consumers’ predisposition to choose IMAX over competing brands and to pay a premium for The IMAX Experience now and into the future.

RESEARCH AND DEVELOPMENT

The Company believes that it is a premier global technology platform for awe-inspiring entertainment and events with significant proprietary expertise in digital and film-based projection and sound system component design, engineering, and imaging technology, particularly in laser-based technology. A significant portion of the Company’s research and development efforts have been focused on the IMAX Laser Systems, which the Company believes is capable of illuminating the largest screens in the IMAX network and provides greater brightness and clarity, higher contrast, a wider color gamut and deeper blacks, while consuming less power and lasting longer than existing digital technology, to ensure that the Company continues to provide the highest quality, premier cinematic experience available to consumers. The Company has continued research and development aimed at creating more affordable laser-based solutions with various screen sizes for its commercial multiplex customers.

The Company intends to continue research and development to further evolve its end-to-end technology. This includes bringing connectivity to the Company’s global network to support live and interactive events worldwide; developing new IMAX film cameras and certifying additional digital cameras; further improving its proprietary film remastering and distribution process for the delivery of content for both theatrical (including local language content) and home entertainment; and further improving the reliability of its projectors, as well as enhancing the Company’s image and sound quality. Within the Company’s Streaming and Consumer Technology business, there is ongoing research and development in perceptual metrics including novel measurement and optimization techniques. Investments are also being made to expand existing and/or develop new technologies which are expected to further enhance video quality, delivery, and creation across devices. Furthermore, the Company intends to invest in activities that will capture opportunities to create/build AI and automation into its operations and processes.

As of December 31, 2023 and 2022, 86 and 66 of the Company’s employees were connected with research and development projects, respectively.

MANUFACTURING AND SERVICE

Projector Component Manufacturing

The Company assembles IMAX System projectors at its facility in Mississauga, Ontario, Canada (near Toronto). With a few exceptions, the Company develops and designs all of the key elements of the proprietary technology involved in this component. The fabrication of a majority of parts and sub-assemblies is subcontracted to a group of carefully pre-qualified third-party suppliers. Manufacture and supply contracts are signed for the delivery of the component on an order-by-order basis. The Company believes its significant suppliers will continue to supply quality products in quantities sufficient to satisfy its needs. The Company inspects all parts and sub-assemblies, completes the final assembly, and then subjects the projector to comprehensive testing individually and as a system prior to shipment. Historically, these projectors have had reliability rates based on scheduled shows of approximately 99%.

Sound System Component Manufacturing

The Company develops, designs, and assembles the key elements of the theater sound system component. The standard IMAX sound system component consists of parts from a variety of sources, with approximately 50% of the materials of each sound system attributable to proprietary parts provided under original equipment manufacturers agreements with outside vendors. These proprietary parts include custom loudspeaker enclosures and horns, specialized amplifiers, and signal processing and control equipment. The Company inspects all parts and sub-assemblies, completes the final assembly, and then subjects the sound system to comprehensive testing as a system.

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

Maintenance and Extended Warranty Services

The Company provides ongoing maintenance and extended warranty services to IMAX Systems. These arrangements are usually for a separate fee, although the Company sometimes includes free service in the initial year of the arrangement. The maintenance and extended warranty arrangements include service, maintenance, and replacement parts for IMAX Systems.

To support the IMAX network, the Company has personnel stationed in major markets throughout the world who provide periodic and emergency maintenance and extended warranty services on existing IMAX Systems. The Company provides various levels of maintenance and warranty services, which are priced accordingly. Under full-service programs, Company personnel typically visit each IMAX location every six to twelve months to provide preventative maintenance, cleaning and inspection services and emergency visits to resolve problems and issues with the system. Under some arrangements, customers can elect to participate in a service partnership program whereby the Company trains a customer’s technician to carry out certain aspects of maintenance. Under such shared maintenance arrangements, the Company participates in certain of the customer’s maintenance checks each year, provides a specified number of emergency visits, and provides spare parts, as necessary.

PATENTS AND TRADEMARKS

The Company’s inventions cover various aspects of its proprietary technology and many of these inventions are protected by Letters of Patent or applications filed throughout the world, most significantly in the United States, Canada, China, Belgium, Japan, France, Germany, and the United Kingdom. The subject matter covered by these patents and applications includes auditorium design and geometry, audio and display technology, mechanisms employed in projectors and projection equipment (including 3D projection equipment), stereoscopic (3D) imaging, digitally re-mastering 35mm films into large-format, dynamic range and contrast of projectors, seaming or superimposing images from multiple projectors, and other inventions relating to imaging technology, digital projectors, laser projection, and video quality assessment. Included in the Company’s patent portfolio are more than 30 patents and patent families acquired from the Eastman Kodak Company covering laser projection technology. In addition, the Company acquired more than 15 patent families in connection with the acquisition of SSIMWAVE in September 2022. The Company has been and will continue to be diligent in the protection of its proprietary interests.

As of December 31, 2023, the Company holds 92 patents, has 14 patents pending in the United States and has corresponding patents or filed applications in many countries throughout the world. While the Company considers its patents to be important to the overall conduct of its business, it does not consider any particular patent essential to its operations. Certain of the Company’s patents expire between 2024 and 2041.

The Company owns or otherwise has rights to trademarks and trade names used in conjunction with the sale of its products, systems, and services. The following trademarks are considered significant in terms of the current and contemplated operations of the Company: IMAX, IMAX 3D, Experience It In IMAX®, The IMAX Experience, DMR, Filmed For IMAX, IMAX Live, IMAX Enhanced, and SSIMWAVE®. These trademarks are widely protected by registration or common law throughout the world.

HUMAN CAPITAL

The Company believes that effective human capital management is critical to its success. The Company’s human capital management objectives are focused on attracting, engaging, and retaining exceptional talent who are passionate about IMAX’s business; and 2) fostering a work environment that unites diverse teams around its mission to connect the world through extraordinary experiences that inspire us to reimagine what’s possible together.

To achieve these objectives, the Company’s people and culture strategy focuses on creating a compelling employee brand which attracts top talent to join the Company; engaging its employee base to maximize overall performance and enhance retention; offering a competitive total rewards program (the “Total Rewards Program”); developing and refining a diversity, equity, and inclusion (“DE&I”) plan that is unique to its business; and continuing its focus on employee safety.

As of December 31, 2023, the Company employed 697 people, of which approximately 69% were employed outside of the United States. The global workforce consists of approximately 96% full-time and 4% part-time employees. Some of the Company’s recent initiatives to achieve its’s human capital management objectives include the following:

Recruiting Talent

The Company believes that a collaborative team of innovative employees from diverse backgrounds and experiences is essential to meet the demands of technology and creativity. Additionally, the Company has and will continue to provide DE&I training for hiring managers to ensure the Company’s interview and hiring processes are fair and equitable. The Company’s outreach efforts include using global job boards, engaging with community associations and organizations, working with universities and colleges to build stronger partnerships, and maintaining relationships with IMAX alumni to proactively expand its sources of talent. The Company continues to implement technologies and solutions to support human capital management strategies and processes while supporting talent management for creative projects as it stays connected to the vision, foundation, and core of the Company.

Engaging Employees

During 2023, the Company created a comprehensive talent management plan to foster greater employee retention, engagement, and inclusivity. The plan includes incorporating the Company’s values of collaboration, belonging, and excellence in its culture into talent management by rolling out development programs to build manager and leader capabilities and enhancing the overall employee experience. The Company expects to implement the plan in 2024. For 2024, the Company has updated its performance management process and launched an employee training program to foster a high-performance and engaging work culture. For example, the performance management process includes a new mid-year talent review cycle to assess talent, understand the Company’s bench strength and gaps for succession planning and engagement strategies.

In 2024, the Company plans to deploy an employee engagement survey to gather feedback and insights on how to continue to make IMAX a great place to work.

Total Rewards

The Company takes a holistic view of the Total Rewards Program, focusing on providing competitive compensation and benefits packages to attract, incentivize, and retain a talented, diverse, multi-generational workforce.

The Total Rewards Program balances base compensation, incentive compensation for both short-term and long-term performance, and a focus on total well-being of the employee. The Company’s recent efforts to improve the Total Rewards Program include the following:

•
In 2023, the Company undertook a review of base compensation across various levels within the Company and established a career development path for employees in the technical domain.
•
The Company introduced enhancements to its U.S. and Canadian benefits program in select regions, aiming to modernize its benefits offerings to better align with the needs of the Company’s employees. These modifications were informed by both employee feedback and market conditions.
•
Given the increased focus on mental health, in response to addressing the needs of the Company’s employees and their families, the Company enhanced its health and family-friendly benefits to provide mental health support and access to mental health practitioners to its employees.

•
The Company supports new parents, including adoptive parents, through maternity and parental leave benefits. Furthermore, the Company has broadened its company-subsidized reimbursement program to cover camps, complementing emergency backup childcare, ongoing childcare, elder care, and pet care.
•
In 2023, the Company expanded its financial wellness offerings for U.S. employees, to include a subsidized membership for legal assistance.

Diversity, Equity, and Inclusion

In 2023, the Company continued its commitment to diversity, equity, and inclusion. The Company engaged its executive sponsorship committee to revise its DE&I strategy, which focuses on the following areas:

•
Fostering a culture of engagement and inclusivity where employees feel a sense of understanding, acceptance, and belonging.
•
Implementing processes, policies, and practices that are fair and equitable.
•
Ensuring the diversity of the partners, filmmakers, and audiences IMAX serves are reflected through progressive recruiting and retention efforts.
•
Impacting the workplace and communities in which IMAX operates in a positive way.

As of December 31, 2023, women represented approximately 35% of the Company’s global workforce. The Company currently has three female directors (30%) and two directors who identify as ethnically diverse (20%) on its Board of Directors (the “Board”). There are four (25%) female members of the Company’s management team of 16 as well as four (25%) members of the Company’s management team who identify as ethnically diverse.

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

AVAILABLE INFORMATION

The Company makes available, free of charge, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments to such reports, as soon as reasonably practicable after such filings have been made with the SEC. Reports may be obtained free of charge through the SEC’s website at www.sec.gov and through the Company’s website at www.imax.com or by calling the Company’s Investor Relations Department at 212-821-0154. No information included on the Company’s website shall be deemed included or otherwise incorporated into this Form 10-K, except where expressly indicated.

Item 1A. Risk Factors

Before you make an investment decision with respect to the Company’s common shares, you should carefully consider all of the information included in this Form 10-K and the Company’s subsequent periodic filings with the SEC. In particular, you should carefully consider the risk factors described below and the risks and uncertainties related to “Forward Looking Statements,” any of which could have a material adverse effect on the Company’s business, results of operations, financial condition and the actual outcome of matters as to which forward looking statements are made in this annual report. The following risk factors should be read in conjunction with the balance of this annual report, including the Consolidated Financial Statements and related notes. The risks described below are not the only ones the Company faces. Additional risks that the Company currently deems immaterial or that are currently unknown to the Company may also impair its business or operations.

RISKS RELATED TO THE COMPANY’S BUSINESS AND OPERATIONS

General political, social and economic conditions can affect the Company’s business by reducing both revenues generated from existing IMAX Systems and the demand for new IMAX Systems.

The Company’s success depends in part on general political, social and economic conditions and the willingness of consumers to purchase tickets to the IMAX auditoriums. If movie-going becomes less popular globally, the Company’s business could be adversely affected, especially if such a decline occurs in Greater China. There remains uncertainty around whether and when movie-going will return to pre-COVID levels in various markets and there can be no assurance that the reduction in movie-going does not represent a permanent change in consumer behavior. The timing and extent of a recovery of consumer behavior and willingness to spend discretionary income on movie-going may delay the Company’s ability to generate significant revenue from GBO generated by its exhibitor customers in various markets. In addition, the Company’s operations could be adversely affected if consumers’ discretionary income globally or in a particular geography falls as a result of an economic downturn or recession, sustained inflationary conditions, high interest rates, supply chain issues, or otherwise. Such adverse impact on consumer’s discretionary income could result in a shift in consumer demand away from movie-going. The majority of the Company’s revenue is directly derived from the box office results of its exhibitor partners. Accordingly, a decline in attendance at commercial IMAX locations could materially and adversely affect several sources of key revenue streams for the Company. Sustained inflationary pressures observed globally could materially increase the cost of our goods, services and personnel, which could cause an increase in the Company's operating costs.

The Company also depends on the sale, lease and installation of IMAX Systems to commercial theatrical exhibitors to generate revenue. Commercial theatrical exhibitors generate revenues from consumer attendance at their theaters, which depends on the willingness of consumers to visit movie theaters and spend discretionary income at movie theaters. In the event of declining box office and concession revenues, commercial exhibitors may be less willing to invest capital in IMAX Systems. In addition, a significant portion of systems in the Company’s backlog are expected to be installed in newly built multiplexes. An economic downturn, recession, significant increases in interest rates or other adverse economic developments could impact developers’ ability to secure financing on acceptable terms and complete the buildout of these locations, thereby negatively impacting the Company’s ability to install IMAX Systems, grow its theater network and collects its contractual revenue.

The success of the IMAX network is directly related to the availability and success of the IMAX remastered films, and other films released to the IMAX network, as well as the continued purchase or lease of IMAX Systems and other support by theatrical exhibitors, for which there can be no guarantee.

An important factor affecting the growth and success of the IMAX network is the availability and strategic selection of films for IMAX locations and the box office performance of such films. The Company itself produces only a small number of such films and, as a result, the Company relies principally on films produced by third-party filmmakers and studios, including both Hollywood and local language features converted into the Company’s format. In 2023, 95 new IMAX films were released to the Company’s global network. There is no guarantee that filmmakers and studios will continue to release films to the IMAX network, or that the films selected for release to the IMAX network will be commercially successful.

The Company is directly impacted by the commercial success and box office results of the films released to the IMAX network through its joint revenue sharing arrangements, as well as through the percentage of the box office receipts the Company receives from the studios releasing IMAX films, and the Company’s continued ability to secure films, find suitable partners for joint revenue sharing arrangements and to sell IMAX Systems. The commercial success of films released to IMAX locations depends on a number of factors outside of the Company’s control, including whether the film receives critical and consumer acclaim, the timing of its release, the success of the marketing efforts of the studio releasing the film, consumer preferences and trends in cinema attendance. Moreover, films can be subject to delays in production or changes in release schedule, which can negatively impact the number, timing and quality of IMAX films released to the Company’s global network. For example, the Writers Guild of America and the Screen Actors Guild – American Federation of Television and Radio Artists went on strike in May and July 2023, respectively, over labor disputes with the Alliance Motion Picture and Television Producers. Although these strikes ended in late 2023, they have and may result in further changes in film productions, release, and promotion schedules and plans, which may adversely impact the Company’s revenues and results of operations.

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

The Company depends principally on commercial theatrical exhibitors to purchase or lease IMAX Systems, to supply box office revenue under joint revenue sharing arrangements and under its sale and sales-type lease agreements and to supply venues in which to exhibit IMAX films. The Company is unable to predict the pace at which exhibitors will purchase or lease IMAX Systems or enter into joint revenue sharing arrangements with the Company, or whether any of the Company’s existing exhibitor customers will continue to do any of the foregoing. If exhibitors choose to reduce their levels of presence or expansion, negotiate economic terms that are less favorable to the Company, or decide not to enter into transactions with the Company, the Company’s revenues would not increase at an anticipated rate and motion picture studios may be less willing to convert their films into the Company’s format for exhibition in commercial IMAX locations. As a result, the Company’s future revenues and cash flows could be adversely affected.

The Company is undertaking brand extensions and new business initiatives, and the Company’s investments and efforts in such business evolution may not be successful.

The Company is undertaking brand extensions and new business initiatives. These initiatives represent potential new areas of growth for the Company and could include the offering of new products and services that may not be accepted by the market. The Company has recently explored initiatives in the field of in-home entertainment technology, which is an intensely competitive business and which is dependent on consumer demand, over which the Company has no control. The Company is also exploring new technologies to connect the IMAX network to facilitate bringing more unique content, including broadcasts of live events, to IMAX audiences and to expand the Company’s streaming and consumer technology strategy. If any new brand extensions and business initiatives in which the Company invests or attempts to develop does not progress as planned, the Company may be adversely affected by investment expenses that have not led to the anticipated results, by write-downs of its assets, by the distraction of management from its core business or by damage to its brand or reputation.

New initiatives could involve acquisitions or the formation of joint ventures and business alliances. For example, in September 2022, the Company acquired SSIMWAVE. Such transactions and arrangements involve significant challenges and risks, including that they may not advance the Company’s long-term business strategy, that the Company realizes an unsatisfactory return on its investments or fails to realize anticipated business synergies, that the Company has difficulty integrating or retaining new employees, systems, and technology, that the Company has disagreements with a relevant partner with respect to financing, management, and development, that the Company fails to identify or anticipate risks and liabilities of acquired companies in advance of acquisition, or that management gets distracted from the Company’s core business. Also, it may take longer than expected to realize the full benefits from these transactions and arrangements such as increased revenue or enhanced efficiencies, or the benefits may ultimately be smaller than the Company expected.

The Company faces cyber-security and similar risks, which could result in the disclosure, theft, or loss of confidential or other proprietary information, including intellectual property, damage to the Company’s brand and reputation, legal exposure and financial losses. The Company must also comply with a variety of data privacy regulations and failure to comply with such regulations may adversely affect the Company’s financial performance.

The nature of the Company’s business involves access to and storage of confidential and proprietary content and other information, including its own intellectual property and the intellectual property of certain movie studios or partners it may work with, as well as certain information regarding the Company’s customers, employees, licensees, and suppliers. Although the Company maintains robust procedures, internal policies and technological security measures to safeguard such content and information, as well as a cyber-security insurance policy, the Company’s information technology systems, and the information technology systems of its current or future third-party vendors, collaborators, consultants and service providers, could be penetrated by internal or external parties intent on extracting information, corrupting information, stealing intellectual property or trade secrets, or disrupting business processes. Information security risks have increased in recent years because of the proliferation of new technologies and the increased sophistication and activities of perpetrators of cyber-attacks, including from emerging technologies, such as advanced forms of AI and quantum computing. The Company’s information technology infrastructure may be vulnerable to such attacks, including through the use of malware, software bugs, computer viruses, ransomware, social engineering, and denial of service. It is possible that such attacks could compromise the Company’s security measures or the security measures of parties with whom the Company does business. Because the techniques that may be used to circumvent the Company’s safeguards change frequently and may be difficult to detect, the Company may be unable to anticipate any new techniques or implement sufficient preventive security measures. In addition, the Company’s sensitive, proprietary, or confidential information could be leaked, disclosed, or revealed as a result of or in connection with the Company’s employees’ or third-party vendor’s use of generative AI technologies. The Company seeks to monitor such attempts and incidents and to prevent their recurrence through modifications to the Company’s internal procedures and information technology infrastructure and provides information security training and compliance program to its employees on an annual basis, but in some cases preventive action might not be successful. Moreover, the development and maintenance of these security measures may be costly and will require ongoing updates as technologies evolve and techniques to overcome the Company’s security measures become more sophisticated. Any such attack or unauthorized access could result in a disruption of the Company’s operations, the theft, unauthorized use or publication of confidential or proprietary information of the Company or its customers, employees, licensees or suppliers, a reduction of the revenues the Company is able to generate from its operations, damage to the Company’s brand and reputation, a loss of confidence in the security of the Company’s business and products, and significant legal and financial exposure, each of which could potentially have an adverse effect on the Company’s business. Refer to Part 1C, Cybersecurity for additional information.

In addition, a variety of laws and regulations at the international, national, and state level govern the Company’s collection, use, protection and processing of personal data. These laws, including but not limited to the General Data Protection Regulation and the California Privacy Rights Act, are constantly evolving and may result in increasing regulatory oversight and public scrutiny in the future. The Company’s actual or perceived failure to comply with such laws and regulations could result in fines, investigations, enforcement actions, penalties, sanctions, claims for damages by affected individuals, and damage to the Company’s reputation, among other negative consequences, any of which could have a material adverse effect on its financial performance.

RISKS RELATED TO THE COMPANY’S INTERNATIONAL OPERATIONS

The Company conducts business internationally, which exposes it to uncertainties and risks that could negatively affect its operations, sales, and future growth prospects.

A significant portion of the GBO generated by the Company’s exhibitor customers and its revenues are generated by customers located outside the United States and Canada. Approximately 64%, 62%, and 70% of the Company’s revenues were derived outside of the United States and Canada in 2023, 2022 and 2021, respectively. As of December 31, 2023, approximately 78% of IMAX Systems in backlog are scheduled to be installed in international markets. The Company’s network spanned 90 different countries as of December 31, 2023, and the Company expects its international operations to continue to account for an increasingly significant portion of its future revenues. There are a number of risks associated with operating in international markets that could negatively affect the Company’s operations, sales and future growth prospects. These risks include:

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
•
economic conditions in foreign markets, including inflation;

•
public health concerns, including pandemics or epidemics, and regulations in response thereto, which could adversely affect the Company’s and its customers' operations;
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

Additionally, global geopolitical tensions, such as the Russia and Ukraine and Israel-Hamas Wars, and actions that governments take in response may adversely impact the Company’s ability to operate in such regions and/or result in global or regional economic downturns. For example, in response to the ongoing conflict between Russia and Ukraine, Canada, the United States, and other countries in which the Company operates have imposed broad sanctions and other restrictive actions against governmental and other entities in Russia and Belarus, which in turn have and may continue to have an adverse impact on the Company’s business and results of operations in affected regions. In addition, in the wake of the Russia-Ukraine conflict and resulting sanctions, major movie studios suspended the theatrical release of films in Russia and Belarus and financial institutions halted transactions with Russian entities. The Company has notified its exhibitor clients in Russia and Belarus that such sanctions and actions constitute a force majeure event under their system agreements, resulting in the suspension of the Company’s obligations thereunder. Given the uncertainty as to the scope, intensity, duration and outcome of geopolitical conflicts, it is difficult to predict the full extent of the adverse impact of geopolitical conflicts on the Company’s business and results of operations. Additionally, given the global nature of the Company’s operations, any protracted conflict or the broader macroeconomic impact of geopolitical conflicts and sanctions imposed in response thereto, could have an adverse impact on the Company’s business, results of operations, financial condition, and future performance (the Company has 20 systems in its backlog from Russia, the CIS and Ukraine, and none from Israel) and may also magnify the impact of other risks described herein, including the risk of cybersecurity attacks, which may impact information technology systems unrelated to the conflict, or jeopardize critical infrastructure in jurisdictions where the Company operates.

In addition, changes in United States or Canadian foreign policy can present additional risks or uncertainties as the Company continues to expand its international operations. Opening and operating theaters in markets that have experienced geopolitical or sociopolitical unrest or controversy, including through partnerships with local entities, exposes the Company to the risks listed above, as well as additional risks of operating in a volatile region. Such risks may negatively impact the Company’s business operations in such regions and may also harm the Company’s brand. Moreover, a deterioration of the diplomatic relations between the United States or Canada and a given country may impede the Company’s ability to operate IMAX systems in such countries and have a negative impact on the Company’s financial condition and future growth prospects.

The Company faces risks in connection with its significant presence in China and the continued expansion of its business there.

Greater China is the Company’s largest market by revenue, with approximately 25% of overall revenues generated from its Greater China operations in 2023. As of December 31, 2023, the Company had 807 IMAX Systems operating in Greater China with an additional 206 systems in backlog, which represent 46% of the Company’s current backlog. Of the IMAX Systems currently scheduled to be installed in Greater China, 71% are under joint revenue sharing arrangements, which further increases the Company’s ongoing exposure to box office performance in this market.

The China market faces a number of risks, including a continued slow recovery from the COVID-19 pandemic, changes in laws and regulations, currency fluctuations, increased competition, and changes in economic conditions, including the risk of an economic downturn or recession, trade embargoes, restrictions or other barriers, as well as other conditions that may impact the Company’s exhibitor and studio partners, and consumer spending. The worsening of United States–China political tensions could exacerbate any or all of these risks, and adverse developments in any of these areas could impact the Company’s future revenues and cash flows and could cause the Company to fail to achieve anticipated growth.

The Company does not believe that it is currently required to obtain any permission or approval from the China Securities Regulatory Commission, the Cyberspace Administration of China or any other regulatory authority in the PRC for its operations, but there can be no assurance that such permissions or approvals would not be required in the future and, if required, that they would be granted in a timely manner, on acceptable terms, or at all. Furthermore, PRC regulators, including the Cyberspace Administration of China, the Ministry of Industry and Information Technology, and the Ministry of Public Security, have been increasingly focused on regulation in data security and data protection. Regulatory requirements concerning data protection and cybersecurity, as well as other requirements concerning operations of foreign businesses, in the PRC are evolving, and their enactment timetable, interpretation and implementation involve significant uncertainties. To the extent any PRC laws and regulations become applicable to the Company, it may be subject to the risks and uncertainties associated with the legal system in the PRC, including with respect to the enforcement of laws and the possibility of changes of rules and regulations with little or no advance notice.

Certain risks and uncertainties of doing business in China are solely within the control of the Chinese government, and Chinese law regulates both the scope of the Company’s continued expansion in China and the Company's business within China. For instance, the Chinese government regulates the number, timing, and terms of Hollywood films released to the China market. A number of prominent Hollywood films were denied release dates in China in 2021 and 2022, including several films released in IMAX format in other markets. While significantly more Hollywood films were given release dates in China in 2023, several of the prominent Hollywood sequels or franchise films released into China in 2023 underperformed their predecessors in that market. The Company cannot provide assurance that the Chinese government will continue to permit the release of Hollywood IMAX films in China or that the timing, number or performance of IMAX releases will be favorable to the Company. There are also uncertainties regarding the interpretation and application of laws and regulations and the enforceability of intellectual property and contract rights in China. If the Company were unable to navigate China’s regulatory environment, or if the Company were unable to enforce its intellectual property or contract rights in China, the Company’s business could be adversely impacted.

The Company may experience adverse effects due to exchange rate fluctuations.

A substantial portion of the Company’s revenues are denominated in U.S. Dollars, while a substantial portion of its expenses are denominated in Canadian Dollars. The Company also generates revenues in Chinese Yuan Renminbi, Euros and Japanese Yen. While the Company periodically enters into forward contracts to hedge its exposure to exchange rate fluctuations between the U.S. and the Canadian Dollar, the Company may not be successful in reducing its exposure to these fluctuations. The use of derivative contracts is intended to mitigate or reduce transactional level volatility in the results of foreign operations, but does not completely eliminate volatility. Even in jurisdictions in which the Company does not accept local currency or requires minimum payments in U.S. Dollars, significant local currency issues may impact the profitability of the Company’s arrangements with its customers, which ultimately affect the ability to negotiate cost-effective arrangements and, therefore, the Company’s results of operations. In addition, because IMAX films generate box office revenue in 90 different countries, unfavorable exchange rates between applicable local currencies and the U.S. Dollar could affect the GBO generated by exhibitors and the Company’s reported revenues, further impacting the Company’s results of operations.

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

The Company’s primary customers are commercial multiplex exhibitors. Since 2016, the commercial exhibition industry has undergone significant consolidation, including AMC’s acquisition of Carmike Cinemas and Odeon, which includes Nordic and Cineworld’s acquisition of Regal. Exhibitor concentration has resulted in certain exhibitor chains constituting a material portion of the Company’s network and revenue. For instance, Wanda is the Company’s largest exhibitor customer, representing approximately 10% of the Company’s total revenues in 2023. As of December 31, 2023, through the Company’s partnership with Wanda, there were 376 IMAX Systems operational in Greater China and Wanda represented approximately 21% of the commercial network and 4% of the Company’s backlog. The share of the Company’s revenue that is generated by Wanda is expected to continue to grow as the number of IMAX Systems in backlog with Wanda are opened. No assurance can be given that significant customers such as Wanda will continue to purchase IMAX Systems and/or enter into joint revenue sharing arrangements with the Company and if so, whether contractual terms will be affected. If the Company does business with Wanda or other large exhibitor chains less frequently or on less favorable terms than currently, the Company’s business, financial condition or results of operations may be adversely affected. In addition, an adverse economic impact on a significant customer’s business operations could have a corresponding material adverse effect on the Company.

The Company also receives revenues from studios releasing IMAX films. Hollywood studios have also experienced consolidation, as evidenced by the Walt Disney Company’s acquisition of certain studio assets from Twenty First Century Fox in 2019. Studio consolidation could result in individual studios comprising a greater percentage of the Company’s film slate and overall IMAX Film Remastering revenue, and could expose the Company to the same risks described above in connection with exhibitor consolidation.

Failure to respond adequately or in a timely fashion to changes and advancements in technology could negatively affect the Company’s business.

In order to keep pace with changes and advancements in digital technology and in order to continue to provide an experience that is premium to and differentiated from conventional entertainment experiences, the Company has made, and expects to continue to make, significant investments in digital technology in the form of research and development and the acquisition of third-party intellectual property and/or proprietary technology. A significant portion of the Company’s research and development efforts have been focused on its laser-based projection systems. The Company’s recent research and development efforts have also focused on image enhancement technology, developing technologies and systems to help bring additional interactivity to its global IMAX network. The process of developing new technologies is inherently uncertain and subject to certain factors that are outside of the Company’s control, including reliance on third-party partners and suppliers, and the Company can provide no assurance its investments will result in commercially viable advancements to the Company’s existing products or in commercially successful new products, or that any such advancements or products will improve upon existing technology or will be developed within the timeframe expected.

Furthermore, in September 2022, with the acquisition of SSIMWAVE, a leader in AI-driven video quality solutions for media and entertainment companies, there is ongoing research and development in perceptual metrics including novel measurement and optimization techniques. Artificial intelligence technologies and their use are currently undergoing rapid change. If the Company fails to enhance its current AI products and develop new products in response to changes in technology or industry standards, or the Company fails to bring product enhancements or new product developments to market quickly enough, the Company’s AI products could rapidly become less competitive or obsolete.

The introduction of new, competing products and technologies could harm the Company’s business.

The entertainment industry is very competitive. The Company faces competition both in the form of technological advances in in-home entertainment, as well as those within the out-of-home entertainment, including the theater-going experience. For example, according to research conducted by Omdia, there were approximately 42,000 conventional-sized screens in North American commercial multiplexes in 2022. In addition, exhibitors and entertainment technology companies have introduced their own branded, large-screen 3D auditoriums or other proprietary theater systems, and in many cases, have marketed those auditoriums or theater systems as having similar quality or attributes as an IMAX System. The Company competes with entertainment and media companies with new technologies and/or substantially greater capital resources to develop and support them. The Company may be unable to continue to produce theater systems or provide experiences which are premium to, or differentiated from, other theater systems or entertainment experiences, respectively. Furthermore, many of the Company’s commercial exhibitor customers are reliant on the availability of retail shopping malls at physical locations, which compete with other forms of retailing such as online retail websites, and may be adversely affected by the changes in the retail shopping landscape and consumer purchasing pattern. In return, the Company may be adversely affected by the challenges faced by its exhibitor customers.

As noted above, the Company faces in-home competition from a number of alternative motion picture distribution channels such as home video, streaming services, video-on-demand, internet, and broadcast and cable television. The average exclusive theatrical release window for Hollywood titles has decreased over the years, and there can be no assurance that this release window, which is determined by the movie studios, will not shrink further which could have an adverse impact on the Company’s business and results of operations. In addition, as a result of the COVID-19 pandemic and related movie theater closures, in 2020 and 2021, a number of films were released directly or concurrently to streaming services the same day as to theaters. Most major film studios have since recommitted to exclusive theatrical releases for blockbuster movies. However, there can be no assurance that direct or concurrent release to streaming services will not resume or increase in the future, intensifying in-home competition. The Company further competes for the public’s leisure time and disposable income with other forms of entertainment, including gaming, sporting events, concerts, live theater, social media, and restaurants.

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

The Company depends on its proprietary knowledge regarding IMAX Systems and digital and film technology, video quality assessment and image enhancement. The Company relies principally upon a combination of copyright, trademark, patent and trade secret laws, restrictions on disclosures and contractual provisions to protect its proprietary and intellectual property rights. These laws and procedures may not be adequate to prevent unauthorized parties from attempting to copy or otherwise obtain the Company’s processes and technology or deter others from developing similar processes or technology, which could weaken the Company’s competitive position and require the Company to incur costs to secure enforcement of its intellectual property rights. The protection provided to the Company’s proprietary technology by the laws of foreign jurisdictions may not protect it as fully as the laws of Canada or the United States. The lack of protection afforded to intellectual property rights in certain international jurisdictions may be increasingly problematic given the extent to which the future growth of the Company is anticipated to come from foreign jurisdictions. The Company may develop proprietary technology or knowledge, including AI-generated works, that are not entitled to intellectual property protection. Finally, some of the underlying technologies of the Company’s products and system components are not covered by patents or patent applications.

The Company owns patents issued and patent applications pending, including those covering its digital projector, digital conversion technology, laser illumination technology, and other inventions relating to imaging technology and video quality assessment. The Company’s patents are filed in the United States, often with corresponding patents or filed applications in other jurisdictions, such as Canada, China, Belgium, Japan, France, Germany, and the United Kingdom. The patent applications pending may not be issued or the patents may not provide the Company with any competitive advantage. The patent applications may also be challenged by third parties. Several of the Company’s issued patents expire between 2024 and 2041. If the Company’s patent claims are rendered invalid or unenforceable, or narrowed in scope, the patent coverage afforded the Company’s products and services could be impaired, which could negatively affect its competitive position. In addition, competitors and other third-parties may be able to circumvent or design around the Company’s patents and may develop and obtain patent protection for more effective technologies. If these developments were to occur, it could have an adverse effect on the Company’s sales or market position.

Any claims or litigation initiated by the Company to protect its proprietary technology could be time consuming, costly, and divert the attention of its technical and management resources. If the Company chooses to go to court to stop a third-party from infringing its intellectual property, that third-party may ask the court to rule that the Company’s intellectual property rights are invalid and/or should not be enforced against that third-party.

The Company relies upon trade secrets and other confidential and proprietary know how to develop and maintain the Company’s competitive position. While it is the Company’s policy to enter into agreements imposing nondisclosure and confidentiality obligations upon its employees and third-parties to protect the Company’s intellectual property, these obligations may be breached, may not provide meaningful protection for the Company’s trade secrets or proprietary know-how, or adequate remedies may not be available in the event of an unauthorized access, use or disclosure of the Company’s trade secrets and know-how. Furthermore, despite the existence of such nondisclosure and confidentiality agreements, or other contractual restrictions, the Company may not be able to prevent the unauthorized disclosure or use of its confidential proprietary information or trade secrets by consultants, vendors and employees. In addition, others could obtain knowledge of the Company’s trade secrets through independent development or other legal means.

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

The Company’s commercial success will depend in part on not infringing, misappropriating, or violating the intellectual property rights of others. A third-party could assert a claim against the Company for alleged infringement of its patent, copyright, trademark, or other intellectual property rights, including in relation to technologies that are important to the Company’s business. The Company may not be aware of whether its products or services do or will infringe existing or future patents or the intellectual property rights of others. In addition, there can be no assurance that one or more of The Company’s competitors who have developed competing technologies or the Company’s other competitors will not be granted patents for their technology and allege that the Company has infringed.

Any claims that the Company’s business infringes the intellectual property rights of others, regardless of the merit or resolution of such claims, could entail significant costs in responding to, defending, and resolving such claims. An adverse determination in any intellectual property claim could require the Company to pay damages and/or stop using its technologies, trademarks, copyrighted works, and other material found to be in violation of another party’s rights and could prevent the Company from licensing its technologies to others unless the Company enters into royalty or licensing arrangements with the prevailing party or are able to redesign its products and services to avoid infringement. Such a license may not be available on reasonable terms, if at all, and there can be no assurance that the Company would be able to redesign its services in a way that would not infringe the intellectual property rights of others. Any payments the Company is required to make and any injunction the Company is required to comply with as a result of any infringement could harm its reputation and financial results.

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
•
the volume of orders received and that can be filled in the period;
•
the level of its sales backlog;
•
the signing of film distribution agreements;
•
the financial performance of IMAX Systems operated by the Company’s customers;
•
financial difficulties faced by customers, particularly customers in the commercial exhibition industry;
•
the magnitude and timing of spending in relation to the Company’s research and development efforts and related investments, as well as new business initiatives, and success thereof; and
•
the number and timing of joint revenue sharing arrangement installations, related capital expenditures, and timing of related cash receipts.

Most of the Company’s operating expenses are fixed in the short term. The Company may be unable to rapidly adjust its spending to compensate for any unexpected shortfall in sales, joint revenue sharing arrangements revenue or IMAX Film Remastering revenue, which would harm operating results for a particular period.

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

As a result of the above, the revenue set forth in the Company’s Consolidated Financial Statements does not necessarily correlate with the Company’s cash flow or cash position. Revenues include the present value of future contracted cash payments, and there is no guarantee that the Company will receive such payments under its lease and sale agreements if its customers default on their payment obligations.

The Company may not convert all of its backlog into revenue and cash flows.

As of December 31, 2023, the Company’s backlog included 450 IMAX Systems, consisting of 164 IMAX Systems under sales or lease arrangements and 286 IMAX Systems under joint revenue sharing arrangements. The Company lists signed contracts for IMAX Systems for which revenue has not been recognized as backlog prior to the time of revenue recognition. The total value of the backlog represents all signed IMAX System sale or lease agreements that are expected to be recognized as revenue in the future and includes initial fees along with the estimated present value of contractual ongoing fees due over the term, and a variable consideration estimate for the IMAX Systems under sales arrangements, but it excludes amounts allocated to maintenance and extended warranty revenues. Notwithstanding the legal obligation to do so, some of the Company’s customers with which it has signed contracts may not accept delivery of IMAX Systems that are included in the Company’s backlog. An economic or industry downturn may exacerbate the risk of customers not accepting delivery of IMAX Systems. Any reduction in backlog could adversely affect the Company’s future revenues and cash flows. In addition, customers with system obligations in backlog sometimes request that the Company agree to modify or reduce such obligations, which the Company has agreed to do in the past under certain circumstances. Customer-requested delays in the installation of IMAX Systems in backlog remain a recurring and unpredictable part of the Company’s business.

The Company’s inability to enter into renewals of new sales and lease agreements on favorable terms or at all would adversely affect its cash flows and operating results.

Approximately 7% of the Company’s sales and lease agreements are due to expire in the next 12 months. If these agreements are not renewed, or if the Company is unable to enter into new leases agreements comparable to those currently in effect in a timely manner, then the Company’s systems revenue could be adversely affected.

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

The Company amortizes its film assets, including IMAX Film Remastering costs capitalized using the individual film forecast method, whereby the costs of film assets are amortized and participation costs are accrued for each film in the ratio of revenues earned in the current period to management’s estimate of total revenues ultimately expected to be received for that title. Management regularly reviews, and revises when necessary, its estimates of ultimate revenues on a title-by-title basis, which may result in a change in the rate of amortization of the film assets and write-downs or impairments of film assets. Results of operations in future years will include the amortization of the Company’s film assets and may be significantly affected by periodic adjustments in amortization rates.

The Company may be subject to impairment losses on its inventories if they become obsolete.

The Company records write-downs for excess and obsolete inventory based upon current estimates of future events and conditions, including the anticipated installation dates for the current backlog of IMAX System contracts, technological developments, signings in negotiation and anticipated market acceptance of the Company’s current and pending IMAX Systems.

If the Company’s goodwill or long-lived assets become impaired, the Company may be required to record a significant charge to earnings.

Under United States Generally Accepted Accounting Principles (“U.S. GAAP”), the Company reviews its long-lived assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be qualitatively assessed at least annually and when events or changes in circumstances arise or can be quantitatively tested for impairment. Factors that may be considered a change in circumstances include (but are not limited to) a decline in share price and market capitalization, declines in future cash flows, and slower growth rates in the Company’s industry. The Company may be required to record a significant charge to earnings in its financial statements during the period in which any impairment of its goodwill or long-lived assets is determined.

RISKS RELATED TO THE COMPANY’S COMMON SHARES

The market price for the Company’s common shares has historically been volatile and declines in market price, may negatively affect its ability to raise capital, issue debt, secure customer business, and retain employees.

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

The Company’s indebtedness and liabilities could limit the cash flow available for its operations, and expose the Company to risks that could adversely affect its business, financial condition, and results of operations.

As of December 31, 2023, the Company had approximately $389.5 million of consolidated indebtedness and liabilities. The Company may also incur additional indebtedness to meet future financing needs. The Company’s indebtedness could have significant negative consequences for its security holders and its business, results of operations and financial condition by, among other things:

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

The Company’s business may not generate sufficient funds, and the Company may otherwise be unable to maintain sufficient cash reserves, to pay amounts due under its indebtedness, and the Company’s cash needs may increase in the future. In addition, the Credit Agreement contains, and any future indebtedness that the Company incurs may contain, financial and other restrictive covenants that limit its ability to operate, raise capital or make payments under its other indebtedness. If the Company fails to comply with these covenants or to make payments under its indebtedness when due, then the Company would be in default under that indebtedness, which could, in turn, result in that and the Company’s other indebtedness becoming immediately payable in full. A description of the Company’s outstanding indebtedness is provided in Note 14 to Consolidated Financial Statements in Part II, Item 8.

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

In addition, the Company may experience challenges with respect to employee retention given the current competitive labor market. A number of external factors beyond the Company’s control, including its industry’s highly competitive market for skilled workers and leaders, cost inflation, development of non-compete laws, and workforce participation rates, may negatively affect the Company’s ability to retain and attract qualified employees. If the Company experiences high attrition rates in its employee population, the results of our operations may be adversely affected.

Changes in accounting and changes in management’s estimates may affect the Company’s reported earnings and operating income.

U.S. GAAP and accompanying accounting pronouncements are highly complex and involve many subjective judgments. Changes in these rules, their interpretation, management’s estimates, or changes in the Company’s products or business could significantly change its reported future earnings and operating income and could add significant volatility to those measures, without a comparable underlying change in cash flow from operations. More information is provided in Critical Accounting Estimates within Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Overview

The Company is not aware of any cybersecurity threats or incidents to date that have materially affected its strategy, results of operations, or financial condition. However, the scope and impact of any future cybersecurity incident cannot be predicted with certainty. More information on how material cybersecurity attacks may impact the Company’s business is provided in “Item 1A. Risk Factors”.

Cybersecurity Risk Management Framework

The Company employs a multi-faceted cybersecurity risk management framework, which is integrated into its enterprise risk management system. The Company aligns its security policies and practices with the ISO 27001 framework and manages its cybersecurity risks through a dedicated information security team, reporting to Mr. Preston. The information security team is tasked with, among other things, assessing, identifying and managing material cybersecurity risks and overseeing the implementation of the Company’s cybersecurity strategy. The Company’s cybersecurity risk management includes, but is not limited to, the following elements.

•
Risk Identification and Assessment:
o
The team conducts periodic risk assessments, which includes penetration testing and vulnerability scanning, on the Company’s Information Technology (IT) infrastructure, systems, and networks to identify potential vulnerabilities, weaknesses, and risks, and evaluates the potential impact of cybersecurity risks on the Company’s operations, financials, and business.
•
Risk Mitigation Measures:
o
The team implements and maintains a multi-layered defense approach to safeguard the Company’s information technology infrastructure in accordance with industry best practices and updates the Company’s systems and software to address identified vulnerabilities. The Company has also developed an incident response and disaster recovery plan to respond to cybersecurity incidents.
•
Vendor Risk Management:
o
The Company evaluates the risk profile of its third-party service providers and may include cybersecurity enhancement or compliance requirements in its service agreements, as needed. The information security team periodically reviews key vendors and counterparties’ cybersecurity practices and may conduct audits or assessments at its discretion.

In addition, the Company has established clear lines of communication with key stakeholders, including executives, IT teams, employees, and customers, to ensure transparency and an effective response to cybersecurity incidents. Furthermore, the information security team develops and provides cybersecurity awareness training to the Company’s employees and regularly communicates updates on best cybersecurity practices and improvements in the cybersecurity program.

The Company may use third-party programs and software and engage assessors, consultants, cybersecurity auditors, or other third parties to review, test, and advise on improvements to the Company’s cybersecurity infrastructure.

Role of the Board of Directors

The Audit Committee oversees the Company’s risk management and assessment, including its mitigation strategies, and updates the entire Board on the Company’s risk profile and exposures on an as needed basis. With respect to cybersecurity, the Company’s Chief Technology Officer (“CTO”) and Head of Information Security updates the Audit Committee on at least an annual basis on matters such as external cybersecurity threats and attack trends; updates to threat monitoring processes; the composition of the Company’s information security team; cybersecurity awareness training and testing; cybersecurity strategy; cybersecurity metrics, and assessments the progress of cybersecurity programs; and the potential scope and impact of cybersecurity risks and incidents on the Company’s operations and financial condition. The Audit Committee may also meet with management on an ad hoc basis to discuss and review any material cybersecurity incidents or threats.

Role of Management

Management is responsible for managing risks and informing the Board of the Company’s material near- and long-term risks and risk management strategies. Management presents the Company’s risk assessment, which includes its cybersecurity risks, to the Audit Committee on at least an annual basis.

The Chief Technology Officer (“CTO”) leads management’s assessment and management of cybersecurity risks. The Company’s Head of Information Security leads the information security team, which is responsible for managing day-to-day cybersecurity risks and implementing and maintaining the Company’s cybersecurity strategy. The Head of Information Security reports to and regularly briefs the CTO on cybersecurity matters, including results of vulnerability testing and remediation, cyber incident responses, and progress on cybersecurity infrastructure initiatives. The CTO and Head of Information Security update the Audit Committee about cybersecurity risks and any investigation of a material cybersecurity incident.

The Company’s current CTO has over 20 years of experience in senior technology leadership roles, involving oversight of all aspects of technology development and technical operations, including cybersecurity.

The Company’s current Head of Information Securities has over 20 years of experience in cybersecurity roles, including in cybersecurity engineering, information security assessment, and development and management of corporate security policies and governance problems.

Item 2. Properties

The Company’s principal executive offices are located in Mississauga, Ontario, Canada, New York, New York, and Playa Vista, California. As of December 31, 2023, the Company’s principal facilities are as follows:

	Operation	Own/Lease	Expiration
Mississauga, Ontario(1)	Headquarters, Administrative, Assembly, Research and Development,
	and Maintenance Services	Own	N/A
Playa Vista, California	Sales, Marketing, Film Production and Post-Production	Own	N/A
New York, New York	Executive	Lease	2029
Tokyo, Japan	Sales, Marketing, and Maintenance Services	Lease	2024
Shanghai, China	Sales, Marketing, Maintenance Services, and Administrative	Lease	2029
Waterloo, Ontario	Sales, Marketing, Administrative, and Research and Development	Lease	2024
Dublin, Ireland	Sales, Marketing, Administrative, and Research and Development	Lease	2026
London, United Kingdom	Sales	Lease	2024

(1)
This facility is subject to a charge in favor of Wells Fargo Bank in connection with a secured revolving credit facility. More information is provided in Note 14 to Consolidated Financial Statements in Part II, Item 8.

The Company believes that its existing facilities and equipment are in good operating condition and are suitable for the conduct of its business.

Item 3. Legal Proceedings

Refer to Note 16 to Consolidated Financial Statements in Part II, Item 8.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

The Company’s common shares are traded on the NYSE under the symbol “IMAX”.

As of January 31, 2024, the Company had approximately 231 registered holders of record of its common shares.

Over the last few years, the Company has not paid, nor does the Company have any current plans to pay, cash dividends on its common shares. The payment of dividends by the Company is subject to certain restrictions under the terms of the Company’s indebtedness (see Note 14 to Consolidated Financial Statements in Part II, Item 8). The payment of any future dividends will be determined by the Board in light of conditions then existing, including the Company’s financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board.

The Company grants two types of performance stock units (“PSU”), one which vests based on a combination of employee service and the achievement of certain Adjusted EBITDA targets, and one which vests based on a combination of employee service and the achievement of total shareholder return (“TSR”) targets. The achievement of the Adjusted EBITDA and TSR targets in these PSUs is determined over a three-year performance period. At the conclusion of the three-year performance period, the number of PSUs that ultimately vest can range from 0% to a maximum vesting opportunity of 175% of the initial Adjusted EBITDA PSU award or 150% of the initial TSR PSU award depending upon actual performance versus the established Adjusted EBITDA and TSR, respectively.

Equity Compensation Plans

The following table sets forth information regarding the Company’s Equity Compensation Plan as of December 31, 2023:

	(A) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Plan Category
Equity compensation plans approved by security holders	5,538,873	$15.77	4,895,941
Equity compensation plans not approved by security holders	nil	nil	nil
Total(1)	5,538,873	$15.77	4,895,941

(1)
The number of securities to be issued upon exercise of outstanding options, warrants, and rights excludes 668,708 common shares that may be issued with respect to PSUs outstanding, assuming full achievement of the Adjusted EBITDA and TSR targets.
(2)
The weighted average exercise price is calculated based solely on outstanding stock options and does not take into account common shares that are subject to outstanding RSUs and PSUs, which do not have an exercise price.

Performance Graph

The following graph compares the total cumulative shareholder return for $100 invested on December 31, 2018 (assuming that all dividends were reinvested) in common shares of the Company against the cumulative total return of the NYSE Composite Index, the S&P/TSX Composite Index and the IMAX Peer Group to the end of the most recently completed fiscal year. The IMAX Peer Group consists of Ambarella, Inc., Cinemark Holdings, Inc., Cineplex Inc., Dolby Laboratories, Inc., Harmonic Inc., Knowles Corporation, Lions Gate Entertainment Corp., The Marcus Corporation, and WildBrain Ltd. The performance period includes the COVID-19 pandemic, which significantly impacted the out-of-home entertainment industry. The impact of the pandemic on the Company’s operations are discussed elsewhere herein.

CUMULATIVE VALUE OF $100 INVESTMENT
$200.00
$180.00
$160.00
$140.00
$120.00
$100.00
$80.00
$60.00
$40.00
$20.00
$-
2018
2019
2020
2021
2022
2023
S&P/TSX Composite
NYSE Composite
IMAX
PEERS INDEX

Issuer Purchases of Equity Securities

On June 12, 2017, the Company announced that the Board approved a $200.0 million share repurchase program for its common shares that would have initially expired on June 30, 2020, which was subsequently extended and increased in the total share repurchase authority to $400.0 million. In 2023, the Company’s Board approved a 36-month extension to its share repurchase program through June 30, 2026. As of December 31, 2023, the Company had $167.0 million authorized for repurchase under its approved share repurchase program. The repurchases may be made either in the open market or through private transactions, including repurchases made pursuant a plan intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, subject to market conditions, applicable legal requirements, and other relevant factors. The Company has no obligation to repurchase shares and the share repurchase program may be suspended or discontinued by the Company at any time. During the three months ended December 31, 2023, the Company repurchased 1,459,948 common shares at an average price of $16.55 per share, for a total of $24.2 million, excluding commissions, of which 108,393 were common shares where settlement occurred subsequent to December 31, 2023, at an average price of $14.98 per share, for a total of $1.6 million, excluding commission.

As of December 31, 2023 and December 31, 2022, the IMAX LTIP trustee did not hold any shares. Any shares held with the trustee are recorded at cost and are reported as a reduction against Capital Stock on the Company's Consolidated Balance Sheets.

Subsequent to December 31, 2023 and through February 26, 2024, the Company completed repurchases through a 10b5-1 program of 1,158,724 shares at an average of $13.99 per share, for a total cost of $16.2 million, excluding commission.

The Company’s common share repurchase program activity for the three months ended December 31, 2023 was as follows:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum value of shares that may yet be purchased under the program
October 1 through October 31, 2023	350,058	$17.89	350,058	$184,936,439
November 1 through November 30, 2023	715,080	16.76	715,080	172,950,160
December 1 through December 31, 2023	394,810	14.96	394,810	167,042,020
Total	1,459,948	$16.54	1,459,948

In 2022, IMAX China’s shareholders granted its Board of Directors (the “IMAX China Board”) a general mandate authorizing the IMAX China Board, subject to applicable laws, to repurchase shares of IMAX China not to exceed 10% of the total number of issued shares as of June 23, 2022 (34,063,480 shares). This program expired on the date of the 2023 Annual General Meeting of IMAX China on June 7, 2023. During the 2023 Annual General Meeting, shareholders approved the repurchase of shares of IMAX China not to exceed 10% of the total number of shares as of June 7, 2023 (33,959,314 shares). This program will be valid until the 2024 Annual General Meeting of IMAX China. The repurchases may be made in the open market or through other means permitted by applicable laws. IMAX China has no obligation to repurchase its shares and the share repurchase program may be suspended or discontinued by IMAX China at any time. During the three months ended December 31, 2023, IMAX China repurchased 16,800 common shares at an average price of HKD 7.11 per share ($0.91 per share) for a total of HKD 0.1 million or less than $0.1 million.

For the years ended December 31, 2023 and 2022, there were no shares purchases in the administration of employee share-based plans.

A summary of the material terms and conditions of the Company’s revolving credit facility, which include a limitation of the amount of permitted share repurchases, is provided in Note 14 to Consolidated Financial Statements in Part II, Item 8.

Issuer Sales of Unregistered Securities

Refer to Note 17(c) to Consolidated Financial Statements in Part II, Item 8.

Item 6. Selected Financial Data

Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

IMAX Corporation, together with its consolidated subsidiaries (the “Company” or “IMAX”) is a Canadian corporation that was formed in March 1994 as a result of an amalgamation between WGIM Acquisition Corp. and the former IMAX Corporation (“Predecessor IMAX”). Predecessor IMAX was incorporated in 1967.

IMAX is a premier global technology platform for entertainment and events. Through its proprietary software, auditorium architecture, patented intellectual property, and specialized equipment, IMAX offers a unique end-to-end solution to create superior, awe-inspiring immersive content experiences for which the IMAX® brand is globally renowned. Top filmmakers, movie studios, artists, and creators utilize the cutting-edge visual and sound technology of IMAX to connect with audiences in innovative ways. As a result, IMAX is among the most important and successful global distribution platforms. The Company’s global content portfolio includes blockbuster films, both from Hollywood and local language film industries worldwide; IMAX documentaries, both original and acquired (“IMAX Documentaries”); and IMAX events and experiences in emerging verticals including music, gaming, and sports.

The Company leverages its proprietary technology and engineering in all aspects of its business, which principally consists of the IMAX film remastering (“IMAX Film Remastering” and formerly known as “IMAX DMR”) and the sale or lease of premium IMAX theater systems (“IMAX System(s)”).

IMAX Systems are based on proprietary and patented image, audio and other technology developed over the course of the Company’s history since its founding in 1967. The customers for IMAX Systems are principally theatrical exhibitors that operate commercial multiplex theaters, and, to a much lesser extent, museums, science centers and destination entertainment sites. The Company does not own the locations in the IMAX network, except for one, and is not an exhibitor, but instead sells or leases the IMAX System to exhibitor customers along with a license to use its trademarks and ongoing maintenance services for which there is an annual payment by the exhibitor to IMAX.

IMAX has the largest global premium format network, more than double the size of its nearest competitor. As of December 31, 2023, there were 1,772 IMAX Systems operating in 90 countries and territories, including 1,693 commercial multiplexes, 12 commercial destinations, and 67 institutional locations in the Company’s global network. This compares to 1,716 IMAX Systems in 87 countries and territories as of December 31, 2022, including 1,633 commercial multiplexes, 12 commercial destinations, and 71 institutional locations in the Company’s global network. Additional information on the composition of the IMAX network is provided in the discussion of IMAX Network and Backlog.

IMAX Systems provide the Company’s exhibitor customers with a combination of the following benefits:

•
the ability to exhibit content that has been enhanced through the IMAX Film Remastering, which results in higher image and sound fidelity than conventional cinema experiences;
•
advanced, high-resolution projectors with specialized equipment and automated theater control systems, which generate significantly more contrast and brightness than conventional theater systems;
•
large screens and proprietary auditorium geometry, which result in a substantially larger field of view so that the screen extends to the edge of a viewer’s peripheral vision and creates more realistic images;
•
advanced sound system components, which deliver more expansive sound imagery and pinpointed origination of sound to any specific spot in an auditorium equipped with an IMAX System;
•
specialized theater acoustics, which result in a four-fold reduction in background noise;
•
ongoing maintenance and extended warranty services; and
•
a license to the globally recognized IMAX brand as well as benefits from IMAX marketing of films being shown in its network and IMAX’s growing social media followership.

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

Together, these components cause audiences in IMAX locations to feel as if they are a part of the on-screen action, creating a more intense, immersive, and exciting experience than a conventional cinematic format.

As a result of the engineering and scientific achievements that are a hallmark of The IMAX Experience®, the Company’s exhibitor customers typically charge a premium for films released in IMAX’s format versus films exhibited in their other auditoriums. The premium pricing, combined with the higher attendance levels associated with IMAX films, generates incremental box office for the Company’s exhibitor customers and for the movie studios releasing their films to the IMAX network. The incremental box office generated by IMAX films combined with IMAX’s unmatched global network footprint and scale has helped establish IMAX as the key premium distribution and marketing platform for Hollywood and foreign local language movie studios.

The Company achieved its second highest grossing year at the global box office (“GBO”) and its highest grossing year at the Domestic, United States and Canada combined, box office in 2023. The year was highlighted by the Company’s highest grossing year for local language films, the $180.4 million in IMAX box office generated by Christopher Nolan’s Oppenheimer, and strong indexing across titles including Super Mario Bros., Guardians of the Galaxy Vol. 3, Spider-Man: Across the Spider-Verse, and Mission Impossible: Dead Reckoning.

A cornerstone of the IMAX brand for more than 50 years, IMAX recently relaunched its IMAX Documentaries unit to focus on a new generation of narrative-driven original and acquired documentary films, as well as downstream revenue opportunities through partnerships with leading streaming platforms. Additional forthcoming IMAX original documentaries include The Blue Angels and The Elephant Odyssey.

The Company also continues to evolve its platform to bring new, innovative events and experiences to audiences worldwide. During the year, the Company partnered with A24 for the IMAX LiveTM 40th anniversary screening of Jonathan Demme’s Stop Making Sense at the Toronto International Film Festival, which became the highest grossing IMAX Live event of all time. In January 2024, the Company and Pathé Live in partnership with Mercury Studios and Queen Films released Queen Rock Montreal, a concert from 1981, exclusively in 450 IMAX locations globally.

As of December 31, 2023, the Company has a footprint of 252 connected locations in the IMAX network across North America, Europe, and Asia were configured with connectivity to deliver live and interactive content with low latency and superior sight and sound.

As a premier global technology platform for entertainment and events, the Company strives to remain at the forefront of advancements in entertainment technology. The Company offers a suite of laser-based digital projection systems (“IMAX Laser Systems”), which deliver increased resolution, sharper and brighter images, deeper contrast, and the widest range of colors available to filmmakers today. The Company further believes that its suite of IMAX Laser Systems are helping facilitate the next major renewal and upgrade cycle for the global IMAX network.

In September 2022, the Company acquired SSIMWAVE Inc. (“SSIMWAVE”), a leader in artificial intelligence (“AI”)-driven video quality solutions for media and entertainment companies. The acquisition of SSIMWAVE marks a significant expansion of the Company’s streaming and consumer technology strategy to deliver the highest quality images on any screen, while also creating cost efficiencies to streaming companies, broadcasters and other companies that transmit visual data to drive new, recurring revenue and grow its global leadership in entertainment technology. In 2023, the Company formed a new business unit, Streaming and Consumer Technology to focus on in-home entertainment technology. The business unit includes the streaming technology acquired in the SSIMWAVE acquisition as well as IMAX Enhanced® products and services.

The Company utilizes AI for image enhancement, streaming technology, and data analysis to improve various aspects of its business. It is actively exploring other global use cases for AI to improve its products, operations, and efficiency.

Commencing in March 2022, in response to numerous sanctions imposed by the United States, Canada and the European Union on companies transacting in Russia and Belarus resulting from ongoing conflict between Russia and Ukraine, the Company suspended its operations in Russia and Belarus. As of December 31, 2023, the IMAX network includes 54 systems in Russia, eight systems in Ukraine, and one system in Belarus, and the Company’s backlog includes 14 systems in Russia, one system in Ukraine, and five systems in Belarus with a total fixed contracted value of $22.9 million. In 2022, the Company recorded provisions for potential credit losses against substantially all of its receivables in Russia due to uncertainties associated with the ongoing conflict. These receivables relate to existing sale agreements as the Company is not party to any joint revenue sharing arrangements in these countries. In addition, exhibitors in Russia, Ukraine, and Belarus were placed on nonaccrual status for maintenance revenue and finance income. In 2023, due to the resumption of operations throughout Ukraine’s theatrical exhibition industry, as evidenced by the reopening of all IMAX Systems in Ukraine and payments received from exhibitor customers therein, the Company recognized maintenance revenue and finance income in connection with those theaters. The Company closely monitors geopolitical conflicts (including any government sanctions imposed in response thereto) and its effects on the global economy and the Company. (Refer to “Risk Factors — The Company conducts business internationally, which exposes it to uncertainties and risks that could negatively affect its operations, sales, and future growth prospects.” in Part I, Item 1A, and Note 2(b) to Consolidated Financial Statements in Part II, Item 8.)

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

SOURCES OF REVENUE

The Company has organized its operating segments into the following two reportable segments: (i) Content Solutions, which principally includes content enhancement and distribution services, and (ii) Technology Products and Services, which principally includes the sale, lease, and maintenance of IMAX Systems. The Company’s activities that do not meet the criteria to be considered a reportable segment are disclosed within All Other. Additional information is provided in Note 21 to the Consolidated Financial Statements in Part II, Item 8.

Content Solutions

The Content Solutions segment earns revenue principally from the digital remastering of films and other content into IMAX formats for distribution across the IMAX network. To a lesser extent, the Content Solutions segment also earns revenue from the distribution of large-format documentary films and IMAX events and experiences including music, gaming, and sports, as well as the provision of film post-production services.

Film Remastering and Distribution

IMAX Film Remastering is a proprietary technology that digitally remasters films and other content into IMAX formats for distribution across the IMAX network. In a typical film remastering and distribution arrangement, the Company receives a percentage of the box office receipts from a movie studio in exchange for converting a commercial film into the IMAX format and distributing it across the IMAX network. The fee earned by the Company in a typical film remastering and distribution arrangement averages approximately 12.5% of box office receipts (i.e., GBO less applicable sales taxes), except for within Greater China, where the Company receives a lower percentage of net box office receipts for certain Hollywood films due to an import tax.

IMAX Film Remastering digitally enhances the image resolution of films for projection on IMAX screens while maintaining or enhancing the visual clarity and sound quality to levels for which The IMAX Experience is known. In addition, the original soundtrack of a film to be exhibited across the IMAX network is remastered for IMAX digital sound systems. IMAX remastered soundtracks are uncompressed for full fidelity. IMAX sound systems use proprietary loudspeaker systems and proprietary surround sound configurations that ensure every seat in an auditorium is an optimal listening position.

IMAX films also benefit from enhancements made by individual filmmakers exclusively for the IMAX release of the film. Collectively, the Company refers to these enhancements as “IMAX DNA.” Filmmakers and movie studios have sought IMAX-specific enhancements in recent years to generate interest in and excitement for their films. Such enhancements include shooting films with IMAX cameras to increase the audience’s immersion in the film and to take advantage of the unique dimensions of the IMAX screen by projecting the film in a larger aspect ratio that delivers up to 26% more image onto a standard IMAX movie screen. In select IMAX locations worldwide, movies filmed with IMAX cameras have an IMAX-exclusive 1.43 film aspect ratio, delivering up to 67% more image. The Company has a Filmed For IMAX® program for select films under which filmmakers craft films from their inception in numerous ways to optimize The IMAX Experience. The program includes incremental and bespoke marketing support, which box office metrics demonstrate audiences respond extremely favorably to, and drives higher market share for IMAX.

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

The following table provides detailed information about the films that were released to the Company’s global network during the years ended December 31, 2023 and 2022:

	For the Years Ended December 31,
	2023	2022
Hollywood film releases(1)	36	32
Local language film releases:
China	28	15
Japan	11	8
South Korea	9	5
India	8	6
France	1	1
Malaysia	1	—
Thailand	1	—
Indonesia	—	1
Total local language film releases	59	36
Total film releases(2)(3)	95	68

(1)
Includes one re-released film for the year ended December 31, 2023 (2022 — five).
(2)
For the year ended December 31, 2023, the films released to the Company’s global network include eight with IMAX DNA (2022 — 12).
(3)
Excludes three Alternative Content Experiences in 2023 (2022 — seven).

The films distributed through the Company’s global network during the year ended December 31, 2023 include Oppenheimer, The Super Mario Bros. Movie, The Wandering Earth 2, Guardians of the Galaxy Vol.3, Mission: Impossible - Dead Reckoning Part One, Ant-Man and the Wasp: Quantumania, Fast X, Creation of the Gods I: Kingdom of Storms, Spider-Man: Across the Spider-Verse, and Aquaman and the Lost Kingdom.

To date, in 2024, 18 titles have been released to the global IMAX network, including three re-releases, and the Company has announced the following additional 24 titles to be released in 2024:

Scheduled
Title	Studio	Release Date(1)	IMAX DNA
Dune: Part II	Warner Bros. Pictures/Legendary Pictures	March 2024	Filmed For IMAX
Kung Fu Panda 4	Universal Pictures	March 2024	—
Ghostbusters: Frozen Empire	Sony Pictures	March 2024	—
Godzilla x Kong: The New Empire	Warner Bros. Pictures/Legendary Pictures	April 2024	Filmed For IMAX
Civil War	A24	April 2024	—
Spy x Family Code:White	Sony Pictures/Crunchyroll	April 2024	—
The Fall Guy	Universal Pictures	May 2024	—
Kingdom of The Planet of The Apes	Walt Disney Studios	May 2024	—
Furiosa	Warner Bros. Pictures	May 2024	—
Bad Boys 4	Sony Pictures	June 2024	—
Inside Out 2	Walt Disney Studios/Pixar Animation Studios	June 2024	—
A Quiet Place: Day One	Paramount Pictures	June 2024	—
Despicable Me 4	Universal Pictures	July 2024	—
Twisters	Universal Pictures/Warner Bros. Pictures	July 2024	—
Deadpool & Wolverine	Marvel Studios/Walt Disney Studios	July 2024	—
Alien: Romulus	Walt Disney Studios	August 2024	—
Kraven the Hunter	Sony Pictures/Marvel Studios	August 2024	—
Beetlejuice 2	Warner Bros. Pictures	September 2024	—
Transformers One	Paramount Pictures	September 2024	—
Wolfs	Sony Pictures/Apple	September 2024	—
Joker: Folie à Deux	Warner Bros. Pictures/DC Studios	October 2024	Filmed For IMAX
Venom 3	Sony Pictures	November 2024	Filmed For IMAX
Untitled Gladiator Sequel	Paramount Pictures	November 2024	—
Wicked – Part 1	Universal Pictures	November 2024	—

(1)
The scheduled release dates in the table above are subject to change, may vary by territory, and may not reflect the date(s) of limited premiere events.

The Company remains in active negotiations with studios for additional films to fill out its short- and long-term film slate for the IMAX network. The Company also expects to announce additional local language films and exclusive IMAX events and experiences to be released to its global network throughout 2024 with an expectation to exceed the 59 local language films released in 2023.

Other Content Solutions

The Company distributes large-format documentary films, primarily to institutional theaters. The Company receives as its distribution fee either a fixed amount or a fixed percentage of the box office receipts and, following the recoupment of its costs, is typically entitled to receive an additional percentage as participation revenues.

The Company continues to believe that the IMAX network serves as a valuable platform to launch and distribute original content. The ownership rights to such films may be held by the film sponsors, the film investors and/or the Company. As of December 31, 2023, the Company has distribution rights with respect to approximately 60 films, which cover subjects such as space, wildlife, music, sports, history and natural wonders.

In May 2023, the Company announced that Amazon Studios acquired worldwide rights to the Company’s original documentary, The Blue Angels, filmed with IMAX digital certified cameras, and produced in collaboration with Dolphin Entertainment, Bad Robot Productions, and Zipper Bros Films. The documentary is expected to be delivered in the second quarter of 2024. In October 2023, Deep Sky, a documentary on NASA’s Webb Telescope in collaboration with Crazy Boat Pictures Ltd. and filmmaker Nathaniel Kahn, was released to the IMAX network. In July 2023, the Company also announced the start of production of The Elephant Odyssey, a documentary in collaboration with Beach House Pictures Pte Ltd and China International Communications Group, which is expected to be released in 2025.

In addition, the Company continues to evolve its platform to bring new, innovative IMAX events and experiences to audiences worldwide. As of December 31, 2023, the Company has a footprint of 252 connected locations in the IMAX network across the United States, Canada, Europe, and Asia configured with connectivity to deliver live and interactive events with low latency and superior sight and sound.

In 2023, the Company partnered with Metro-Goldwyn-Studios Inc. (“MGM”) for an IMAX premiere event, consisting of red carpet interviews and behind the scenes footage, followed by a special advanced screening of Creed III, which was released across the IMAX global network. The Company also hosted a reunion of the iconic band Talking Heads at the Toronto International Film Festival, followed by a screening of Stop Making Sense, before the movie was released to the IMAX network more broadly. This became the highest grossing IMAX Live event of all time. These events were broadcast live to much of the IMAX Domestic connected network. In January 2024, the Company and Pathé Live in partnership with Mercury Studios and Queen Films released Queen Rock Montreal, a concert from 1981, exclusively in 450 IMAX locations globally.

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

Sales Arrangements

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

Joint Revenue Sharing Arrangements

The Company provides IMAX Systems to exhibitors through joint revenue sharing arrangements (“JRSA”). Under the traditional form of these arrangements, the Company provides the IMAX System under a long-term lease in which the Company assumes the majority of the equipment and installation costs. In exchange for its upfront investment, the Company, primarily, earns rent based on a percentage of contingent box office receipts rather than a fixed upfront fee or fixed annual minimum payments. Rental payments from the customer are required throughout the term of the arrangement and are typically due either monthly or quarterly. The Company retains title to the IMAX System equipment components throughout the lease term, and the equipment is returned to the Company at the conclusion of the arrangement.

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

Joint revenue sharing arrangements have been an important factor in the expansion of the Company’s commercial system network. Joint revenue sharing arrangements allow commercial theater exhibitors to install IMAX Systems without the significant initial capital investment required in a sale or sales-type lease arrangement. Joint revenue sharing arrangements drive recurring cash flows and earnings for the Company as customers under these arrangements pay the Company a portion of their ongoing box office receipts. The Company funds its investment in equipment for joint revenue sharing arrangements through cash flows from operations. As of December 31, 2023, the Company had 924 locations under joint revenue sharing arrangements in its global commercial multiplex network. The Company also had contracts in backlog for 286 systems under joint revenue sharing arrangements as of December 31, 2023, including 234 new locations and 52 upgrades to existing locations.

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

All Other

Streaming and Consumer Technology

Streaming and Consumer Technology includes the Company’s Streaming Technology software offerings and IMAX Enhanced product services. Streaming Technology consists of several software products including:

•
IMAX Stream Smart – works within existing video compression workflows to reduce bitrates and retain picture quality across all devices and formats and deliver significant cost savings.
•
IMAX StreamAware On-Demand – all-in-one quality assurance and quality control to automate and standardize checks for comprehensive content integrity and regulatory compliance for third-party content libraries, across an entire video compression workflow.
•
IMAX StreamAware On-Air – real-time monitoring software for live streams, which enables users to monitor video quality across their networks and to identify and address streaming issues.

These AI-powered products allow streaming platforms and broadcasters to automate workflows. The Company believes that these products allow users to deliver the highest quality viewing experiences to their subscribers while reducing costs.

IMAX Enhanced is a solution to bring The IMAX Experience into the home. IMAX Enhanced provides end-to-end premium technology across streaming content and best-in-class entertainment devices, offering consumers high-fidelity playback of image and sound in the home and beyond, including the following features:

•
IMAX’s expanded aspect ratio, which is available on select titles and streaming platforms, including Disney+;
•
IMAX’s proprietary remastering technology, which produces more vivid, higher-fidelity 4K HDR images on premium televisions; and
•
IMAX’s signature sound, which was specially recreated and calibrated for the home to unlock more immersive audio.

To be certified as IMAX Enhanced, leading consumer electronics manufacturers spanning 4K/8K televisions, projectors, A/V receivers, loudspeakers, soundbars, smartphones, personal computers, tablets, and more must meet a carefully prescribed set of audiovisual performance standards, set by a certification committee, along with some of Hollywood's leading technical specialist.

At present, certified global device partners include Sony Electronics, Hisense, TCL, LG, Phillips, Hewlett Packard, Xiaomi, Sound United and Honor, among others. As of December 31, 2023, more than 300 IMAX Enhanced titles have been released across five of the biggest streaming platforms worldwide: Disney+, Sony Bravia CORE, Tencent Video, iQiyi and Rakuten TV. Over 15 million IMAX Enhanced certified devices are estimated to be in the market today.

The Company's collaboration with Disney allows fans to stream 20 Disney titles in IMAX's expanded aspect ratio at home on Disney+. The presence of IMAX Enhanced on Disney+ provides strong brand exposure for IMAX by expanding the Company’s in-home entertainment footprint to Disney+ and most of its 150 million global subscribers. The Company believes that IMAX Enhanced enables an elevated end-to-end experience on Disney+, with IMAX signature sound coming to subscribers with IMAX Enhanced certified devices. IMAX Enhanced is part of the Company's next evolutionary step to extend the IMAX brand and technology further into new use cases, including streaming entertainment and the consumer electronics market.

(Refer to “Risk Factors ― Failure to respond adequately or in a timely fashion to changes and advancements in technology could negatively affect the Company’s business.”)

Other

All Other also includes revenues from sources including one owned and operated IMAX System in Sacramento, California; a commercial arrangement with one theater resulting in the sharing of profits and losses; the provision of management services to three other theaters; renting the Company’s proprietary 2D and 3D large-format film cameras; and also offering production advice and technical assistance to both documentary and Hollywood filmmakers.

IMAX NETWORK AND BACKLOG

IMAX Network

The following table provides detailed information about the IMAX network by system type and geographic location as of December 31, 2023 and 2022:

	December 31, 2023				December 31, 2022
	Commercial Multiplex	Commercial Destination	Institutional	Total	Commercial Multiplex	Commercial Destination	Institutional	Total
United States	363	4	24	391	364	4	25	393
Canada	42	1	7	50	40	1	7	48
Greater China(1)	791	—	16	807	778	—	16	794
Asia (excluding Greater China)	166	2	2	170	138	2	2	142
Western Europe	126	4	8	138	118	4	8	130
Latin America(2)	60	1	8	69	55	1	11	67
Rest of the World	145	—	2	147	140	—	2	142
Total(3)	1,693	12	67	1,772	1,633	12	71	1,716

(1)
Greater China includes China, Hong Kong, Taiwan, and Macau.
(2)
Latin America includes South America, Central America, and Mexico.
(3)
Period-to-period changes in the table above are reported net of the effect of permanently closed locations.

IMAX currently estimates a worldwide commercial multiplex addressable market of 3,619 locations, of which there are 1,693 IMAX Systems operating as of December 31, 2023, representing a market penetration of only 46.8%. The Company believes that the majority of its future growth will come from international markets. As of December 31, 2023, 76% of IMAX Systems in operation were located within international markets (defined as all countries other than the United States and Canada) (2022 ― 74%). Revenues and GBO derived from international markets continue to exceed revenues and GBO from the United States and Canada.

For the year ended December 31, 2023, the Company’s revenues generated from its Greater China operations represents 25% of consolidated revenue, compared to 24% in 2022 and 44% in 2021. Restrictions resulting from the COVID-19 pandemic significantly impacted operations in China in 2022 and 2023. As of December 31, 2023, the Company had 807 IMAX Systems operating in Greater China with an additional 206 systems in backlog. The Company’s backlog in Greater China represents 46% of its total current backlog, including system upgrades.

The following tables provide detailed information about the commercial multiplex locations in operation within the IMAX network by arrangement type and geographic location as of December 31, 2023 and 2022:

	December 31, 2023
	Commercial Multiplex Locations in IMAX Network
	Traditional JRSA	Hybrid JRSA	Sales Arrangements(1)	Total
Domestic Total (United States & Canada)	272	6	127	405
International:
Greater China	410	109	272	791
Asia (excluding Greater China)	44	8	114	166
Western Europe	41	15	70	126
Latin America	2	—	58	60
Rest of the World	17	—	128	145
International Total	514	132	642	1,288
Worldwide Total(2)	786	138	769	1,693

	December 31, 2022
	Commercial Multiplex Locations in IMAX Network
	Traditional JRSA	Hybrid JRSA	Sales Arrangements(1)	Total
Domestic Total (United States & Canada)	276	6	122	404
International:
Greater China	401	112	265	778
Asia (excluding Greater China)	37	5	96	138
Western Europe	47	28	43	118
Latin America	2	—	53	55
Rest of the World	17	—	123	140
International Total	504	145	580	1,229
Worldwide Total(2)	780	151	702	1,633

(1)
Includes Sales, Hybrid Sales and Sales-Type Lease deal types.
(2)
Period-to-period changes in the tables above are reported net of permanently closed systems.

Backlog

The following table provides detailed information about the Company’s system backlog as of December 31, 2023 and 2022:

	December 31, 2023				December 31, 2022
	Number of				Number of
	Systems		Dollar Value		Systems		Dollar Value
(In thousands of U.S. Dollars, except number of systems)	New	Upgrade	New	Upgrade	New	Upgrade	New	Upgrade
Sales Arrangements (1)	148	16	$158,318	$16,068	149	13	$165,176	$14,362
Hybrid JRSA(2)	102	1	76,173	910	116	4	86,215	3,235
Traditional JRSA(2)(3)	132	51	425	1,975	96	72	200	2,900
	382	68	$234,916	$18,953	361	89	$251,591	$20,497

(1)
Includes Sales, Hybrid Sales and Sales-Type Lease deal types.
(2)
The consideration owed under traditional joint revenue sharing arrangements is typically a percentage of contingent box office receipts rather than a fixed upfront fee or fixed annual minimum payments. Accordingly, such arrangements do not usually have a dollar value in backlog; however, hybrid joint revenue sharing arrangements typically provide for contracted upfront payments and therefore carry a backlog value based on those payments.
(3)
Includes 30 IMAX Systems (2022 ― 38) where certain of the Company’s contracts contain options for the customer to elect to upgrade system type or to alter the contract structure (for example, from a joint revenue sharing arrangement to a sale) after signing, but before installation. Current backlog information reflects all known elections.

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

From time to time, in the normal course of its business, the Company will have customers who are unable to proceed with an IMAX System installation for a variety of reasons, including the inability to obtain certain consents, approvals or financing. Once the determination is made that the customer will not proceed with installation, the agreement with the customer is terminated or amended. If the agreement is terminated, once the Company and the customer are released from all their future obligations under the agreement, all or a portion of the initial rents or fees that the customer previously made to the Company are recognized as revenue. (Refer to “Risk Factors ― The Company may not convert all of its backlog into revenue and cash flows.” in Part I, Item 1A.)

Certain of the Company’s contracts contain options for the customer to elect to upgrade system type during the term or to alter the contract structure (for example, from a joint revenue sharing arrangement to a sale) after signing, but before installation. Current backlog information reflects all known elections.

The following tables provide detailed information about the Company’s system backlog by arrangement type and geographic location as of December 31, 2023 and 2022:

	December 31, 2023
	IMAX System Backlog
	Traditional JRSA	Hybrid JRSA	Sales Arrangements(1)	Total
Domestic Total (United States & Canada)	81	2	12	95
International:
Greater China	56	90	60	206
Asia (excluding Greater China)	24	7	21	52
Western Europe	16	3	18	37
Latin America	3	—	2	5
Rest of the World	3	1	51	55
International Total	102	101	152	355
Worldwide Total	183	103	164	450	(2)

	December 31, 2022
	IMAX System Backlog
	Traditional JRSA	Hybrid JRSA	Sales Arrangements(1)	Total
Domestic Total (United States & Canada)	101	2	9	112
International:
Greater China	42	93	69	204
Asia (excluding Greater China)	3	13	26	42
Western Europe	17	11	3	31
Latin America	3	—	3	6
Rest of the World	2	1	52	55
International Total	67	118	153	338
Worldwide Total	168	120	162	450	(3)

(1)
Includes Sales, Hybrid Sales and Sales-Type Lease deal types.
(2)
Includes 239 new IMAX Laser Systems and 73 upgrades of existing locations to IMAX Laser Systems.
(3)
Includes 200 new IMAX Laser Systems and 89 upgrades of existing locations to IMAX Laser Systems.

Approximately 79% of IMAX System arrangements in backlog as of December 31, 2023 are scheduled to be installed in international markets (2022 ― 75%).

Signings and Installations

The following tables provide detailed information about IMAX System signings and installations for the years ended December 31, 2023 and 2022:

	Years Ended December 31,
	2023	2022
System Signings:
Sales Arrangements(1)	64	21
Hybrid JRSA	—	3
Traditional JRSA	65	23
Total IMAX System signings(2)	129	47

	Years Ended December 31,
	2023	2022
System Installations(3):
Sales Arrangements(1)	70	38
Hybrid JRSA	5	8
Traditional JRSA	53	46
Total IMAX System installations(4)	128	92

(1)
Includes Sales, Hybrid Sales and Sales-Type Lease deal types.
(2)
Includes 21 IMAX System upgrades (2022 ― 17 upgrades).
(3)
Three IMAX Xenon Systems were relocated from their original location (2022 ― 12). When a system under a sale or sales-type lease arrangement is relocated, the amount of revenue earned by the Company may vary from transaction-to-transaction and is usually less than the amount earned for a new sale. In certain situations when a system is relocated, the original location is upgraded to an IMAX Laser System.
(4)
Includes 42 IMAX System upgrades (2022 ― 36 upgrades).

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements and related disclosures in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) requires management to make judgments, assumptions, and estimates that affect the amounts reported in the Company’s Consolidated Financial Statements and accompanying notes. Management’s judgments, assumptions, and estimates are based on historical experience, future expectations, and other factors that are believed to be reasonable as of the date of the Company’s Consolidated Financial Statements. Actual results may ultimately differ from the Company’s original estimates, as future events and circumstances sometimes do not develop as expected, and the differences may be material. Management believes that the following are the Company’s most critical accounting estimates, which are not ranked in any particular order, that may affect the Company’s reported results of operations and/or financial condition. The Company’s significant accounting policies are described in Note 2 to Consolidated Financial Statements in Part II, Item 8.

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

(Refer to Note 8 to Consolidated Financial Statements in Part II, Item 8.)

Asset Impairments

Goodwill

Goodwill represents the excess of the purchase price paid over the fair value of net assets acquired in a business combination. Goodwill is not amortized but is tested annually for impairment at the reporting unit level in the fourth quarter of the year and between annual tests if indicators of potential impairment exist. These indicators could include a decline in the Company’s stock price and market capitalization, a significant change in the outlook for the reporting unit’s business, including projections of future box office results and IMAX System installations, lower than expected operating results, increased competition, legal factors, or the sale or disposition of a significant portion of a reporting unit. For reporting units with goodwill, an impairment loss is recognized for the amount by which the reporting unit’s carrying value, including goodwill, exceeds its fair value. The carrying value of each reporting unit is based on a systematic and rational allocation of certain assets and liabilities. The fair value of each reporting unit is assessed using a discounted cash flow model based on management’s current short-term forecast and estimated long-term projections, against which various sensitivity analyses are performed. The discount rates used in the cash flow model are derived based on the Company’s estimated weighted average cost of capital. These estimates and the likelihood of future changes in these estimates depend on a number of underlying variables and a range of possible outcomes. Actual results may materially differ from management’s estimates.

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

Valuation of Identifiable Intangible Assets Acquired

Management applies significant judgment in estimating the fair value of intangible assets. The estimates used to value the identifiable intangible assets acquired through the acquisition of SSIMWAVE are based in part on historical experience and information obtained from the management of the acquired business. The developed technology and in-process research and development acquired are valued utilizing income approaches, notable relief from royalty and multi-period excess earnings methods using discounted cash flow models. The significant estimates used in valuing these intangible assets include assumptions related to revenue and gross margin forecasts, attrition rate, royalty rate and discount rates. The estimates of fair value are based on assumptions believed to be reasonable at that time. If management made different estimates or judgments, material differences in the fair values of the net assets acquired may result.

The estimates of fair value are based on assumptions believed to be reasonable at that time. If management made different estimates or judgments, material differences in the fair values of the net assets acquired may result.

(Refer to Note 4 to Consolidated Financial Statements in Part II, Item 8.)

Share-Based Compensation

The Company issues share-based compensation to eligible employees, directors, and consultants under the IMAX Corporation Second Amended and Restated Long-Term Incentive Plan (as may be amended, the “IMAX LTIP”) and the China Long-Term Incentive Plan (the “China LTIP”) as summarized below. The IMAX LTIP is the Company’s governing document and awards to employees, directors, and consultants under this plan may consist of stock options, restricted share units (“RSUs”), performance stock units (“PSUs”) and other awards. A separate share-based compensation plan, the China LTIP, was adopted by a subsidiary of the Company in October 2012.

The Company measures share-based compensation expense using the grant date fair value of the award (as defined below), which is recognized as an expense in the Consolidated Statements of Operations on a straight-line basis over the requisite service period. Share-based compensation expense is not adjusted for estimated forfeitures, but is instead adjusted when and if actual forfeitures occur.

The Company grants two types of PSU awards, one which vests based on a combination of employee service and the achievement of certain Adjusted EBITDA targets, and one which vests based on a combination of employee service and the achievement of total shareholder return (“TSR”) targets. The achievement of the Adjusted EBITDA and TSR targets in these PSUs is determined over a three-year performance period. At the conclusion of the three-year performance period, the number of PSUs that ultimately vest can range from 0% to a maximum vesting opportunity of 175% of the initial Adjusted EBITDA PSU award or 150% of the initial TSR PSU award, depending upon actual performance versus the established Adjusted EBITDA and TSR targets.

The grant date fair value of PSUs with Adjusted EBITDA targets is equal to the closing price of the Company’s common shares on the date of grant or the average closing price of the Company’s common shares for five days prior to the date of grant. The grant date fair value of PSUs with TSR targets is determined on the grant date using a Monte Carlo simulation, which is a valuation model that considers the likelihood of achieving the TSR targets embedded in the award (“Monte Carlo Model”). The compensation expense attributable to each type of PSU is recognized on a straight-line basis over the requisite service period.

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

The amount and timing of compensation expense recognized for PSUs with Adjusted EBITDA targets is dependent upon management's assessment of the likelihood of achieving these targets. If, as a result of management’s assessment, it is projected that a greater number of PSUs will vest than previously anticipated, a life-to-date adjustment to increase compensation expense is recorded in the period that such determination is made. Conversely, if, as a result of management’s assessment, it is projected that a lower number of PSUs will vest than previously anticipated, a life-to-date adjustment to decrease compensation expense is recorded in the period that such determination is made.

(Refer to Note 17(b) to Consolidated Financial Statements in Part II, Item 8.)

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

(Refer to Notes 12(d) and 12(g) of Notes to Consolidated Financial Statements in Part II, Item 8.)

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

(Refer to Note 12(h) to Consolidated Financial Statements in Part II, Item 8.)

RECENTLY ISSUED ACCOUNTING STANDARDS

Refer to Note 3 to Consolidated Financial Statements in Part II, Item 8 for a discussion of recently issued accounting standards and their impact on the Company’s financial statements.

RESULTS OF OPERATIONS

The Company’s business and future prospects are evaluated by Richard L. Gelfond, its Chief Executive Officer (“CEO”), using a variety of factors and financial and operational metrics including: (i) IMAX box office performance and the securing of new films and other events to be exhibited across the IMAX network; (ii) the signing, installation, and financial performance of IMAX System arrangements, particularly those involving laser-based projection systems; (iii) the success of the Company's investments in business evolution and brand extensions, including the integration and performance of SSIMWAVE, the distribution of live events to the IMAX network, and IMAX Enhanced, (iv) revenues and gross margins earned by the Company's segments, as discussed below; (v) consolidated earnings (loss) from operations, as adjusted for unusual items; (vi) the continuing ability to invest in and improve the Company’s technology to enhance the differentiation of The IMAX Experience versus other out-of-home experiences; (vii) the overall execution, reliability, and consumer acceptance of The IMAX Experience; and (viii) short- and long-term cash flow projections.

The CEO is the Company’s Chief Operating Decision Maker (“CODM”), as such term is determined under U.S. GAAP. The CODM, along with other members of management, assesses segment performance based on segment revenues and gross margins. Selling, general and administrative expenses, research and development costs, the amortization of intangible assets, provision for (reversal of) current expected credit losses, certain write-downs, interest income, interest expense, and income tax (expense) benefit are not allocated to the Company’s segments.

In the first quarter of 2023, the Company revised its internal segment reporting, including information provided to the CODM to assess performance and allocate resources. Accordingly, the Company has two reportable segments: (i) Content Solutions, which principally includes content enhancement and distribution services, and (ii) Technology Products and Services, which principally includes the sale, lease, and maintenance of IMAX Systems. The Company’s activities that do not meet the criteria to be considered a reportable segment are reported within All Other. Prior period comparatives have been revised to conform with the current year presentation. Additional information on segment reporting is provided in Note 21 to Consolidated Financial Statements in Part II, Item 8.

The discussion of the Company’s results of operations below compares results for the years ended December 31, 2023 and 2022 as well as for the years ended December 31, 2022 and 2021.

Results of Operations for the Years Ended December 31, 2023 and 2022

The Company believes that its 2023 results of operations showed the strength of IMAX’s business model and the increasing global demand for The IMAX Experience by consumers, exhibitors, filmmakers, and studios. In 2023, the Company achieved a number of significant box office records reflecting the growing demand for IMAX. This contributed to the Company’s installation of 128 IMAX Systems compared to 92 in 2022, system signings of 129 IMAX Systems compared to 47 in 2022, and generating $58.6 million in net cash provided by the Company’s operating activities, compared to $17.3 million in the prior year.

Net Income (Loss) and Adjusted Net Income Attributable to Common Shareholders

The following table presents the Company’s net income (loss) attributable to common shareholders and the associated per share amounts, as well as adjusted net income attributable to common shareholders* and adjusted net income attributable to common shareholders per share* for the years ended December 31, 2023 and 2022:

	Years Ended December 31,
	2023		2022
(In thousands of U.S. Dollars, except per share amounts)	Net Income	Per Diluted Share	Net (Loss) Income	Per Diluted Share
Net income (loss) attributable to common shareholders	$25,335	$0.46	$(22,800)	$(0.40)
Adjusted net income attributable to common shareholders*	$52,079	$0.94	$3,207	$0.06

* Refer to “Non-GAAP Financial Measures” below for a description of this non-GAAP financial measure and a reconciliation to the most comparable GAAP amount.

Revenues and Gross Margin

For the year ended December 31, 2023, the Company’s revenues and gross margin increased by $74.0 million or 25% and $58.0 million or 37%, respectively, from 2022 principally due to the strength of the IMAX GBO performance through the distribution of films such as Oppenheimer, Avatar: The Way of Water, The Super Mario Bros. Movie, The Wandering Earth 2, Guardians of the Galaxy Vol.3, Mission: Impossible - Dead Reckoning Part One, Ant-Man and the Wasp: Quantumania, Creation of the Gods I: Kingdom of Storms, and Spider-Man: Across the Spider-Verse and record performance of local language content coupled with higher system sales and renewals in the current period.

The following table presents the Company’s revenue, gross margin and gross margin percentage by reportable segment for the years ended December 31, 2023 and 2022:

	Revenue		Gross Margin		Gross Margin %
(In thousands of U.S. Dollars)	2023	2022	2023	2022	2023	2022
Content Solutions	$126,698	$101,820	$74,106	$51,240	58%	50%
Technology Products and Services	234,303	192,368	129,946	101,055	55%	53%
Sub-total for reportable segments	361,001	294,188	204,052	152,295	57%	52%
All Other(1)	13,838	6,617	10,289	4,060	74%	61%
Total	$374,839	$300,805	$214,341	$156,355	57%	52%

(1)
All Other includes the results from Streaming and Consumer Technology and other ancillary activities.

Segment Operating Results

The Company’s segment operating results are presented based on how the Company assesses operating performance and internally reports financial information. See Note 21 to Consolidated Financial Statements in Part II, Item 8 for additional information on the Company’s reportable segments.

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

For the year ended December 31, 2023, Content Solutions segment revenues and gross margin increased by $24.9 million or 24% to $126.7 million from $101.8 million and $22.9 million or 45% to $74.1 million from $51.2 million, respectively, when compared to the same period in 2022 principally due to better performance of the films distributed throughout the global IMAX network in 2023 including IMAX China, following the Chinese government relaxing its dynamic zero-COVID policies and easing capacity restrictions at the end of 2022.

For the year ended December 31, 2023, GBO generated by IMAX films totaled $1.1 billion, a $209.3 million or 25% increase versus $849.7 million in 2022. The 2023 GBO was generated by the exhibition of 105 films, which consisted of 95 new films (2022 — 63), 10 carryovers (2022 — 10) and one re-release (2022 — five). The impact of changes in foreign currency valuations versus the U.S. Dollar led to a decrease in GBO of $23.0 million in 2023 as compared to prior year rates. The Company believes that if foreign currency exchange rates were consistent in 2023 and 2019 that IMAX GBO in 2023 would have exceeded its best box office year ever in 2019.

In addition, for the year ended December 31, 2023, local language films exhibited across the Company’s global IMAX network generated over $227.2 million in IMAX GBO, representing 21% of the Company’s total box office. Leading local language titles distributed across the IMAX network during 2023 included the Chinese Filmed For IMAX title The Wandering Earth 2, which generated IMAX GBO of $48.6 million, the Chinese film Creation of the Gods I: Kingdom of Storms ($32.5 million), the Chinese film No More Bets ($11.2 million), and the Japanese anime film The First Slam Dunk ($10.8 million). Despite accounting for approximately 1% of all Domestic screens and less than 1% of all screens globally in 2023, the IMAX network had a Domestic market share of 4.4% and a global market share of 3.2% in 2023.

In addition to the higher level of revenues, Content Solutions segment gross margin is also influenced by the costs associated with the films and other content exhibited in the period and can vary from period-to-period, especially with respect to marketing expenses, which are expensed as incurred, for films and the costs incurred to produce, market and distribute live events and documentary content during the period. For the year ended December 31, 2023, marketing expenses incurred towards films were $14.2 million compared to $17.3 million in 2022. Gross margin percent for the year ended December 31, 2023 was 58% compared to 50% for the same period in 2022 with the increase being driven by the operating leverage that results from achieving higher levels of box office with relatively fixed film distribution costs and strategic deployment of marketing dollars.

Technology Products and Services

The primary drivers of Technology Products and Services segment results are the number of IMAX Systems installed in a period, the costs associated with each installation, lease payments tied to the box office performance of the films released to the IMAX network, as well as the associated maintenance contracts that accompany each installation. The average revenue and gross margin per IMAX System under sale and sales-type lease arrangements varies depending upon the number of IMAX System commitments with a single respective exhibitor, an exhibitor’s location, the type of system sold and various other factors. The installation of IMAX Systems in theaters or multiplexes, which make up a large portion of the Company’s system backlog, depends primarily on the timing of the construction of those projects, which is not under the Company’s control.

For the year ended December 31, 2023, Technology Products and Services segment revenue and gross margin increased by $41.9 million or 22% to $234.3 million from $192.4 million and $28.9 million or 29% to $129.9 million from $101.1 million, respectively, when compared to the prior year. The higher level of revenue is driven in part by an increase of $16.9 million in system sales revenue as a result of 29 additional IMAX System installations under sales arrangements, including upgrades, partially offset by the impact of higher interest rates on future minimum payments and estimated variable consideration, the mix of contract types and lower aftermarket sales of 3D glasses.

Also contributing to the higher level of revenue was an increase of $13.8 million in Revenues — Technology Rentals, as a result of IMAX GBO earned from IMAX Systems under joint revenue sharing arrangements, which increased by $181.7 million or 42% in 2023 when compared to the prior year, from $433.1 million to $614.8 million, resulting from the higher level of box office performance discussed above.

The Technology Products and Services segment gross margin increase of 29% year-over-year is primarily reflective of a higher number of IMAX System installations and higher Revenues — Technology Rentals earned through the Company’s joint revenue sharing arrangements, driven by the stronger box office performance, which led to incremental profit flow-through.

The following table provides detailed information about IMAX Systems installed and the associated revenue recognized at that time, except for traditional joint revenue sharing arrangement as revenue is recognized over the lease term, during the years ended December 31, 2023 and 2022:

	2023		2022
(In thousands of U.S. Dollars, except number of systems)	Number of Systems	Revenue	Number of Systems	Revenue
New IMAX Systems	64	$56,508	34	$32,522
Upgraded IMAX Systems	11	9,376	12	16,419
Total	75	$65,884	46	$48,941

All Other

For the year ended December 31, 2023, All Other revenue and gross margin increased by $7.2 million and $6.2 million, respectively, when compared to the same period in 2022 principally due to growth in revenues earned by the Company’s Streaming and Consumer Technology business. Full year 2023 reflects the inclusion of both SSIMWAVE’s revenues as that acquisition was completed in late September 2022 and growth in the consumer technology business of IMAX Enhanced.

Selling, General and Administrative Expenses

The following table presents information about the Company’s Selling, General and Administrative Expenses for the years ended December 31, 2023 and 2022:

	Years Ended December 31,		Variance
(In thousands of U.S. Dollars)	2023	2022	$	%
Total selling, general and administrative expenses	$144,406	$138,043	$6,363	5%
Less: Share-based compensation(1)	22,534	25,438	(2,904)	(11%)
Total selling, general and administrative expenses, excluding share-based compensation	$121,872	$112,605	$9,267	8%

(1)
A portion of total share-based compensation expense is also recognized within Cost and Expenses Applicable to Revenue and Research and Development. Refer to Note 17(c) to Consolidated Financial Statements in Part II, Item 8.

The increase in Selling, General and Administrative Expenses reflects the inclusion of $5.2 million related to the Company’s Streaming Technology operation of SSIMWAVE, which was not included to the same extent in the prior year comparative as the acquisition was completed in late September 2022, and $3.3 million in non-recurring transaction expenses associated with the proposal to acquire the outstanding shares in IMAX China.

As a percentage of revenue, Selling, General and Administrative Expenses excluding share-based compensation improved to 33% as compared to 37% in 2022, which reflected strong operating leverage coupled with management's continued focus on cost discipline.

Research and Development

The Company believes that it is a premier global technology platform for awe-inspiring entertainment and events with significant proprietary expertise in digital and film-based projection and sound system component design, engineering, and imaging technology, particularly in laser-based technology. A significant portion of the Company’s research and development efforts have been focused on the IMAX Laser Systems, which the Company believes is capable of illuminating the largest screens in the IMAX network and provides greater brightness and clarity, higher contrast, a wider color gamut and deeper blacks, while consuming less power and lasting longer than existing digital technology, to ensure that the Company continues to provide the highest quality, premier cinematic experience available to consumers. The Company has continued research and development aimed at creating more affordable laser-based solutions with various screen sizes for its commercial multiplex customers.

For the year ended December 31, 2023, Research and Development expenses were $10.1 million, representing an increase of $4.8 million or 91% when compared to $5.3 million during the same period in the prior year, primarily driven by increased compensation expense of $1.0 million in Streaming and Consumer Technology business and $3.5 million in the Company’s other research and innovation initiatives. For the year ended December 31, 2023, expenses include $1.4 million specifically related to the Company’s Streaming and Consumer Technology activities.

The Company intends to continue research and development to further evolve its end-to-end technology. This includes bringing connectivity to the Company’s global network to support live and interactive events worldwide; developing new IMAX film cameras and certifying additional digital cameras; further improving its proprietary film remastering and distribution process for the delivery of content for both theatrical (including local language content) and home entertainment; and further improving the reliability of its projectors, as well as enhancing the Company’s image and sound quality. Within the Company’s Streaming and Consumer Technology business, there is ongoing research and development in perceptual metrics involving novel measurement and optimization techniques. Investments are also being made to expand existing and/or develop new technologies which are expected to further enhance video quality, delivery, and creation across devices. Furthermore, the Company intends to invest in activities that will capture opportunities to create/build AI and automation into its operations and processes.

As of December 31, 2023 and 2022, 86 and 66 of the Company’s employees were connected with research and development projects, respectively.

Credit Loss Expense, Net

For the year ended December 31, 2023, the Company recorded current expected credit losses of $1.8 million, as compared to credit losses of $8.5 million recognized in the prior year. The prior period expense was principally due to reserves established against substantially all of the Company’s receivables in Russia due to uncertainties associated with the ongoing Russia-Ukraine conflict and resulting sanctions, partially offset by the reversal of provisions associated with the COVID-19 pandemic as the outlook for the theatrical exhibition industry improved.

Consolidated Financial Statements are prepared and involve estimates about the future. As a result, the Company’s judgments and associated estimates of credit losses may ultimately prove, with the benefit of hindsight, to be incorrect.

Asset Impairments

For the year ended December 31, 2023, the Company recorded asset impairments of $0.4 million principally related to the write-down of content-related assets which became impaired in the year.

On January 10, 2022, IMAX (Shanghai) Culture and Technology Co., Ltd, a wholly-owned subsidiary of IMAX China, entered into a joint film investment agreement with Wanda Film (Horgos) Co. Ltd. to invest RMB 30.0 million ($4.7 million) in the movie Mozart from Space, which was released on July 15, 2022. Pursuant to the investment agreement, IMAX (Shanghai) Culture and Technology Co., Ltd. has the right to receive a share of the profits or losses of the film distribution. IMAX (Shanghai) Culture and Technology Co., Ltd.’s commitment is limited to its investment and has no further obligation if the actual movie production cost exceeds the original budget. The investment met the criteria for classification as a financial asset. The investment was measured at amortized cost less impairment losses and was recorded within Other Assets in the Consolidated Balance Sheets.

For the year ended December 31, 2022, the Company recorded a full impairment of its RMB 30.0 million ($4.5 million) investment in Mozart from Space based on projected box office results and distribution costs.

Interest Expense

For the year ended December 31, 2023, interest expense was $6.8 million, with $257.2 million of year-end total debt, representing an increase of $0.9 million or 15% when compared to interest expense of $5.9 million with $270.7 million of year-end total debt in the prior year. This increase is primarily due to cash flows as well as timing of borrowings and repayments of revolving credit facility borrowings made during the year in support of investments in the business, including capital expenditures to invest in equipment for joint revenue sharing arrangements as well as share repurchases, and the impact of higher interest rates in 2023. (Refer to Note 14 to Consolidated Financial Statements in Part II, Item 8.)

Income Taxes

For the year ended December 31, 2023, the Company recorded an income tax expense of $13.1 million (2022 — $10.1 million). The Company’s effective tax rate for year ended December 31, 2023 of 28.3% differs from the Canadian statutory tax rate of 26.5%, primarily due to tax rate differences in foreign jurisdictions, a reduction in tax reserves of $0.4 million (2022 — $1.6 million) and a net decrease in the valuation allowance related to deferred taxes of $0.7 million (2022 — increase of $16.8 million). This was offset by withholding taxes of $5.2 million (2022 — $3.8 million). The remainder of the difference was due to normal course movements and non-material items.

For the year ended December 31, 2023, the deferred tax liability for the applicable foreign withholding taxes decreased by $2.4 million (2022 — $2.7 million). During the year ended December 31, 2023, $24.0 million (2022 — $27.4 million) of historical earnings from a subsidiary in China were distributed and, as a result, $2.4 million (2022 — $2.7 million) of foreign withholding taxes were paid to the relevant tax authorities. The remaining deferred tax liability on the Company’s Consolidated Balance Sheets as of December 31, 2023 is $12.5 million (2022 — $14.9 million).

(Refer to Note 12 to Consolidated Financial Statements in Part II, Item 8 for more information on the Company’s tax position.)

Non-Controlling Interests

The Company’s Consolidated Financial Statements include the non-controlling interest in the net income or loss of IMAX China, as well as the impact of non-controlling interests in the activity of its Original Film Fund subsidiary. For the year ended December 31, 2023, the net income attributable to non-controlling interests of the Company’s subsidiaries was $7.7 million (2022 — $2.9 million), an increase of 164.5% or $4.8 million year-over-year. The increase reflects the recovery of IMAX China’s box office following the Chinese government relaxing its dynamic zero-COVID policies and easing capacity restrictions at the end of 2022 and an increasing level of consumer confidence in attending public gatherings.

Results of Operations for the Years Ended December 31, 2022 and 2021

In the first quarter of 2023, the Company updated its reportable segments. See Note 21 to Consolidated Financial Statements in Part II, Item 8. The following discussion and analysis related to the Company’s segment results for the years ended December 31, 2022 and 2021 have been revised to conform with the current year presentation.

The discussion of the Company’s results of operations comparing results for the years ended December 31, 2022 and 2021 that was not impacted by the segment change is included under the section entitled “Results of Operations” in Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, and is incorporated by reference into this Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Net Loss and Adjusted Net Income (Loss) Attributable to Common Shareholders

The following table presents the Company’s net loss attributable to common shareholders and the associated per share amounts, as well as adjusted net income (loss) attributable to common shareholders* and adjusted net income (loss) attributable to common shareholders per share* for the years ended December 31, 2022 and 2021:

	Years Ended December 31,
	2022		2021
(In thousands of U.S. Dollars, except per share amounts)	Net (Loss) Income	Per Share	Net Loss	Per Share
Net loss attributable to common shareholders	$(22,800)	$(0.40)	$(22,329)	$(0.38)
Adjusted net income (loss) attributable to common shareholders*	$3,207	$0.06	$(8,420)	$(0.14)

For the year ended December 31, 2022, the Company recorded a net non-cash provision of $6.9 million, or $0.12 per share, due to an increase in reserves given the uncertainty of collecting receivables in Russia. This provision was taken due to the ongoing conflict and resulting sanctions in Ukraine and covers substantially all of the Company’s net receivable exposure in the Russian market. Excluding the impact of this provision, net loss attributable to common shareholders* was $(15.9) million, or $(0.28) per share, and adjusted net income attributable to common shareholders* was $10.1 million, or $0.18 per share. Over the past five years, Russia has represented on average approximately 3% of the GBO generated by IMAX films.

* See “Non-GAAP Financial Measures” below for a description of this non-GAAP financial measure and a reconciliation to the most comparable GAAP amount.

Revenues and Gross Margin

For the year ended December 31, 2022, the Company’s revenues and gross margin increased by $45.9 million or 18% and $21.9 million or 16%, respectively, when compared to the same period in 2021 principally due to the strength of the GBO performance through the distribution of films such as Avatar: The Way of Water, Top Gun: Maverick, Doctor Strange in the Multiverse of Madness, Jurassic World Dominion, The Batman, Black Panther: Wakanda Forever, Thor: Love and Thunder, The Battle at Lake Changjin 2, and Spider-Man: No Way Home.

The following table presents the Company’s revenue, gross margin and gross margin percentage by reportable segment for the years ended December 31, 2022 and 2021:

	Revenue		Gross Margin		Gross Margin %
(In thousands of U.S. Dollars)	2022	2021	2022	2021	2022	2021
Content Solutions	$101,820	$76,989	$51,240	$45,269	50%	59%
Technology Products and Services	192,368	172,952	101,055	86,041	53%	50%
Sub-total for reportable segments	294,188	249,941	152,295	131,310	52%	53%
All Other(1)	6,617	4,942	4,060	3,096	61%	63%
Total	$300,805	$254,883	$156,355	$134,406	52%	53%

(1) All Other includes the results from Streaming and Consumer Technology and other ancillary activities.

Segment Operating Results

The Company’s segment operating results are presented based on how the Company assesses operating performance and internally report financial information. See Note 21 to Consolidated Financial Statements in Part II, Item 8 for additional information on the segments.

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

For the year ended December 31, 2022, Content Solutions segment revenues and gross margin increased by $24.8 million or 32% to $101.8 million from $77.0 million and $6.0 million or 13% from $51.2 million from $45.3 million, respectively, when compared to the prior year.

The performance of the films distributed through the IMAX network resulted in a $211.5 million or 33% increase in GBO, from $638.2 million in 2021 to $849.7 million in 2022, despite a 32% decline in Greater China box office driven by the COVID-19 restrictions instituted as part of China’s dynamic zero-COVID policy. This overall improvement in GBO earned through the global IMAX network for the year was partially offset by unfavorable foreign currency exchange rate movements. For the year ended December 31, 2022, GBO was generated by the exhibition of 78 films (63 new, 10 carryovers, and five re-releases), including Avatar: The Way of Water, which generated GBO of $140.2 million (or 11% market share) and Top Gun: Maverick, which generated GBO of $110.7 million (or 7% market share) in the year. During the year ended December 31, 2021, GBO was generated by the exhibition of 73 films (63 new, six carryovers and four re-releases).

In addition to the higher level of revenues, Content Solutions segment gross margin is also influenced by the costs associated with the films and other content exhibited in the period, and can vary from period-to-period, especially with respect to marketing expenses, which are expensed as incurred, for films and the costs incurred to produce, market and distribute live events and documentary content during the period. For the year ended December 31, 2022, the impact of the higher level of Content Solutions Segment revenues was partially offset by higher marketing expenses of $17.3 million, as compared to $8.2 million in the prior year reflecting investments to drive higher levels of box office and enable the achievement of the Company’s highest global and domestic market share of 3% and 5%, respectively, in 2022. The Content Solutions segment gross margin was also impacted by investments in infrastructure costs, depreciation expense and network connection fees of $3.3 million to operate the IMAX connected network for the year ended December 31, 2022.

Technology Products and Services

The primary drivers of Technology Products and Services segment results are the number of IMAX Systems installed in a period, the costs associated with each installation, lease payments tied to the box office performance of the films released to the IMAX network, as well as the associated maintenance contracts that accompany each installation. The average revenue and gross margin per IMAX System under sale and sales-type lease arrangements varies depending upon the number of IMAX System commitments with a single respective exhibitor, an exhibitor’s location, the type of system sold and various other factors. The installation of IMAX Systems in theaters or multiplexes, which make up a large portion of the Company’s system backlog, depends primarily on the timing of the construction of those projects, which is not under the Company’s control.

For the year ended December 31, 2022, Technology Products and Services segment revenue increased by $19.4 million or 11% to $192.4 million from $173.0 million while gross margin increased by $15.0 million or 17% to $101.1 million from $86.0 million, when compared to the prior year. The increase in revenue was primarily reflective of an increase of $15.6 million in Technology Rentals and $3.3 million in recurring maintenance revenue partially offset by a $2.7 million decrease in IMAX Systems revenue related to a lower number of system installations year-over-year.

The increase in Technology rentals revenue earned through the Company’s joint revenue sharing arrangements, was driven by the stronger box office performance which led to incremental profit flow-through. IMAX GBO earned from IMAX Systems under joint revenue sharing arrangements increased by $94.0 million or 28% in 2022 when compared to the prior year, from $339.1 million to $433.1 million, resulting from the higher level of box office performance discussed above.

The increase in IMAX Maintenance revenue was due to the continued global reopening of the IMAX network amidst the ongoing recovery of the theatrical exhibition industry from earlier stages of the COVID-19 pandemic, partially offset by a decrease of $1.2 million in revenue associated with systems in Russia, Ukraine, and Belarus, which were placed on nonaccrual status due to the ongoing Russia-Ukraine conflict and resulting sanctions.

The year-over-year lower level of IMAX Systems revenue in 2022 was the result of four fewer IMAX System installations, including upgrades, in 2022 under sale and sales-type lease arrangements and a decrease of $1.1 million in Finance Income associated with locations in Russia, Ukraine, and Belarus, which were placed on nonaccrual status due to the ongoing Russia-Ukraine conflict and resulting sanctions. These factors were partially offset by an increase of $5.0 million from the impact of amendments to existing IMAX System arrangements, as well as an increase of $3.3 million as the Company ended the temporary relief on annual minimum payment obligations for exhibitor customers during the COVID-19 pandemic.

The increase in Technology Products and Services segment gross margin of $15.0 million, when compared to the prior year as costs Rentals including depreciation expense, advertising, marketing and system commission costs grew at a lower rate than revenue. This increase was partially offset by lower year-over-year profit contribution from maintenance revenue due to the profit flowthrough of $2.5 million in maintenance revenue recognized in 2021 that had been deferred from 2020 due to uncertainties associated with the COVID-19 pandemic. For the year ended December 31 2022, Technology Products and Services segment depreciation expense of $22.6 million was consistent with the prior year and advertising, marketing and commission costs of $2.2 million, compared to $4.3 million in the prior year.

The following table provides detailed information about IMAX Systems installed and the associated revenue recognized at that time, except for traditional joint revenue sharing arrangement as revenue is recognized over the lease term, during the years ended December 31, 2022 and 2021:

	2022		2021
(In thousands of U.S. Dollars, except number of systems)	Number of Systems	Revenue	Number of Systems	Revenue
New IMAX Systems	34	$32,522	44	$48,289
Upgraded IMAX Systems	12	16,419	8	11,371
Total	46	$48,941	52	$59,660

All Other

For the year ended December 31, 2022, All Other revenue and gross margin increased by $1.7 million and $1.0 million, respectively, when compared to the same period in 2021 principally due to the inclusion of SSIMWAVE’s revenues for three months as the acquisition was completed in late September 2022 as well as growth in the IMAX Enhanced consumer technology business.

CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

The discussion below compares the Company’s cash flows for the years ended December 31, 2023 and 2022. A comparison of the Company’s cash flows for the years ended December 31, 2022 and 2021 is included in the section entitled “Cash Flows” in Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, and is incorporated by reference into this Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Operating Activities

The net cash used in or provided by the Company’s operating activities is affected by a number of factors, including: (i) the level of cash collections from customers in respect of existing IMAX System sale and lease agreements, (ii) the amount of upfront payments collected in respect of IMAX System sale and lease agreements in backlog, (iii) the box office performance of films and other content distributed by the Company and/or released to IMAX locations, (iv) the level of inventory purchases and investment in joint revenue sharing arrangements, and (v) the level of the Company’s operating expenses, including expenses for research and development and new business initiatives.

For the year ended December 31, 2023, the net cash provided by the Company’s operating activities totaled $58.6 million, as compared to $17.3 million in the prior year, an improvement of $41.3 million. In 2023, the net cash provided by the Company’s operating activities is principally a result of revenue growth attributable to the record box office performance of the films distributed through the IMAX network, revenue from the installation of IMAX Systems and revenue associated with the amendments and renewals of IMAX Systems arrangements. This is partially offset by $20.3 million of variable consideration receivables resulting from incremental sales arrangements, including upgrades and amendments, and change in variable consideration estimate, and $20.4 million of expenditures incurred in connection with the development of Film Assets.

For the year ended December 31, 2022, the net cash inflow from operating activities of $17.3 million was principally a function of the Company’s cash earnings, as well as Financing Receivables, partially offset by the increase in Accounts Receivable of $29.0 million resulting from revenue growth attributable to the strength of the box office performance of the films distributed through the IMAX network during the last quarter of the year and $19.6 million spent in connection with the development of Film Assets.

Investing Activities

For the year ended December 31, 2023, the net cash used in the Company’s investing activities totaled $31.8 million, as compared to $53.3 million in 2022. In 2023, the net cash used in investing activities is driven by $18.0 million invested in equipment contributed to the Company’s joint revenue sharing arrangements with exhibitor customers, $6.5 million related to the purchase of property, plant and equipment, and $8.3 million of intangible assets acquired, principally related to the continued development or purchase of internal use software. The Company considers its investment in joint revenue sharing arrangements to be reflective of growth capital expenditures.

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

Capital expenditures, including the Company’s investment in joint revenue sharing arrangements, the purchase of property, plant and equipment, the acquisition of other intangible assets, and investments in films were $53.2 million in 2023 as compared to $57.0 million in 2022. Based on management’s operating plan for 2023, the Company expects to continue to use cash to deploy additional IMAX Systems under joint revenue sharing arrangements.

Financing Activities

For the year ended December 31, 2023, the net cash used in the Company’s financing activities totaled $48.5 million, as compared to $58.5 million used by financing activities in the prior year. In 2023, the net cash used in financing activities is principally due to $13.5 million in net repayments of revolving credit facility borrowings, $26.8 million used to repurchase common shares of the Company, $6.5 million in taxes withheld on vested employee equity awards, and $1.4 million of dividends paid to the non-controlling interests of IMAX China.

In 2022, the net cash used in financing activities is principally due to $83.2 million used to repurchase common shares of the Company ($80.1 million) and IMAX China ($3.0 million), $3.7 million paid to purchase treasury stock for the settlement of RSUs and related taxes, $2.7 million of dividends paid to the non-controlling interests of IMAX China, and $2.3 million in fees paid in relation to the Sixth Amended and Restated Credit Agreement entered into by the Company during the first quarter of 2022, partially offset by $34.3 million in net cash inflow from revolving credit facility borrowings. (Refer to Note 14(b) to Consolidated Financial Statements in Part II, Item 8.)

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2023, the Company’s principal sources of liquidity included: (i) its balances of cash and cash equivalents of $76.2 million; (ii) the anticipated collection of trade accounts receivable, which includes amounts owed under joint revenue sharing arrangements and film remastering agreements with movie studios; (iii) the anticipated collection of financing receivables due in the next 12 months under sale and sales-type lease arrangements for systems currently in operation; and (iv) installment payments expected in the next 12 months under sale and sales-type lease arrangements in backlog. Under the terms of the Company’s typical sale and sales-type lease agreements, the Company receives substantial cash payments before it completes the performance of its contractual obligations.

In addition, as of December 31, 2023, the Company also had $276.0 million in available borrowing capacity under its Sixth Amended and Restated Credit Agreement, with Wells Fargo Bank, National Association (the “Credit Agreement”), $26.8 million in available borrowing capacity under the IMAX (Shanghai) Multimedia Technology Co., Ltd. (“IMAX Shanghai”) revolving credit facility with the Bank of China (the “Bank of China Facility”), and $28.2 million in available borrowing capacity under IMAX Shanghai’s revolving credit facility with HSBC Bank (China) Company Limited, Shanghai Branch (the “HSBC China Facility”). (Refer to Note 14(a) to Consolidated Financial Statements in Part II, Item 8 for a description of the material terms of the Credit Agreement, the Bank of China Facility, and the HSBC Facility.)

The Company’s $76.2 million balance of cash and cash equivalents as of December 31, 2023 (December 31, 2022 — $97.4 million) includes $68.5 million in cash held outside of Canada (December 31, 2022 — $79.7 million), of which $30.0 million was held in the People's Republic of China (“PRC”) (December 31, 2022 — $43.7 million). Management reassessed its strategy with respect to the most efficient means of deploying the Company’s capital resources globally and determined that historical earnings of certain foreign subsidiaries in excess of amounts required to sustain business operations would no longer be indefinitely reinvested. During the year ended December 31, 2023, $24.0 million of historical earnings from a subsidiary in China were distributed (December 31, 2022 — $27.4 million) and, as a result, $2.4 million of foreign withholding taxes were paid to the relevant tax authorities (December 31, 2022 — $2.7 million). As of December 31, 2023, the Company’s Consolidated Balance Sheets include a deferred tax liability of $12.5 million (December 31, 2022 — $14.9 million) for the applicable foreign withholding taxes associated with the remaining balance of unrepatriated historical earnings that will not be indefinitely reinvested outside of Canada. These taxes will become payable upon the repatriation of any such earnings.

The Company forecasts its future cash flow and short-term liquidity requirements on an ongoing basis. These forecasts are based on estimates and may be materially impacted by factors that are outside of the Company’s control (including the factors described in “Risk Factors” in Part I, Item 1A). As a result, there is no guarantee that these forecasts will come to fruition and that the Company will be able to fund its operations through cash flows from operations. In particular, the Company’s operating cash flows and cash balances will be adversely impacted if management’s projections of future signings and installations of IMAX Systems and box office performance of remastered content distributed to the IMAX network are not realized.

For the year ended December 31, 2023, the Company had $76.2 million balance of cash and cash equivalents and net cash provided by the Company’s operating activities of $58.6 million which improved $41.3 million from 2022. Based on the Company’s current cash balances and operating cash flows, management expects to have sufficient capital and liquidity to fund its anticipated operating needs and capital requirements during the next twelve-month period following the date of this report.

CONTRACTUAL OBLIGATIONS

Payments to be made by the Company under contractual obligations as of December 31, 2023 are as follows:

	Payments Due by Period
(In thousands of U.S. Dollars)	Total Obligation	Less Than One Year	1 to 3 years	3 to 5 years	Thereafter
Purchase obligations(1)	$35,210	$33,723	$1,192	$24	$271
Pension obligations(2)	20,298	—	20,298	—	—
Operating lease obligations(3)	14,898	2,740	5,026	4,965	2,167
Finance lease obligations	518	518	—	—	—
Wells Fargo Facility	24,000	24,000	—	—	—
Federal Economic Development Loan(4)	3,200	965	2,235	—	—
Convertible Notes(5)	232,875	1,150	231,725	—	—
Postretirement benefits obligations	2,489	106	221	228	1,934
	$333,488	$63,202	$260,697	$5,217	$4,372

(1)
Represents total payments to be made under binding commitments with suppliers and outstanding payments to be made for supplies ordered, but yet to be invoiced.
(2)
The Company has an unfunded defined benefit pension plan, the Supplemental Executive Retirement Plan (the “SERP”), covering its CEO, Mr. Richard L. Gelfond. The SERP has a fixed benefit payable of $20.3 million. The table above assumes that Mr. Gelfond will receive a lump sum payment of $20.3 million six months after retirement at the end of the term of his current employment agreement, which expires on December 31, 2025, in accordance with the terms of the SERP, although Mr. Gelfond has not informed the Company that he intends to retire at that time. (Refer to Note 23 to Consolidated Financial Statements in Part II, Item 8.)
(3)
Represents total minimum annual rental payments due under the Company’s operating leases.
(4)
The Federal Economic Development Loan will be repayable over 36 months, with repayments estimated to begin in January 2024. (Refer to Note 14(b) to Consolidated Financial Statements in Part II, Item 8.)
(5)
The Convertible Notes bear interest at a rate of 0.500% per annum on the principal of $230.0 million, payable semi-annually in arrears on April 1 and October 1 of each year. The Convertible Notes will mature on April 1, 2026, unless earlier repurchased, redeemed or converted. (Refer to Note 14(b) Consolidated Financial Statements in Part II, Item 8.)

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

•
EBITDA; and

•
Adjusted EBITDA per Credit Facility.

Adjusted net income or loss attributable to common shareholders and adjusted net income or loss attributable to common shareholders per basic and diluted share exclude, where applicable: (i) share-based compensation; (ii) COVID-19 government relief benefits; (iii) realized and unrealized investment gains or losses; (iv) transaction-related expenses; and (v) restructuring and executive transition costs, as well as the related tax impact of these adjustments.

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

Reconciliations of net income (loss) attributable to common shareholders and the associated per share amounts to adjusted net income (loss) attributable to common shareholders and adjusted net income attributable to common shareholders per basic and diluted share are presented in the table below.

	Years Ended December 31,
	2023		2022
(In thousands of U.S. Dollars, except per share amounts)	Net Income	Per Diluted Share	Net (Loss) Income	Per Diluted Share
Net income (loss) attributable to common shareholders	$25,335	$0.46	$(22,800)	$(0.40)
Adjustments(1):
Share-based compensation	23,184	0.42	26,382	0.46
Unrealized investment gains	(558)	(0.01)	(70)	—
Transaction-related expenses(2)	3,361	0.06	1,122	0.02
Restructuring and executive transition costs(3)	2,688	0.05	—	—
COVID-19 government relief benefits, net	—	—	(373)	(0.01)
Tax impact on items listed above	(1,931)	(0.04)	(1,054)	(0.02)
Adjusted net income(1)	$52,079	$0.94	$3,207	$0.06

Weighted average shares outstanding - basic		54,310		56,674
Weighted average shares outstanding - diluted		55,146		57,371

(1)
Reflects amounts attributable to common shareholders.
(2)
Reflects costs in connection with the Company’s proposal to acquire the outstanding 96.3 million shares in IMAX China in 2023 and costs incurred associated with the acquisition of SSIMWAVE in 2022.
(3)
Reflects costs in connection with the departure of the President, IMAX Entertainment and Executive Vice President of the Company and other employees to capture efficiencies and centralize certain operational roles. (Refer to Note 26 to Consolidated Financial Statements in Part II, Item 8.)

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

EBITDA is defined as net income or loss excluding: (i) income tax expense or benefit; (ii) interest expense, net of interest income; (iii) depreciation and amortization, including film asset amortization; and (iv) amortization of deferred financing costs. Adjusted EBITDA per Credit Facility is defined as EBITDA excluding: (i) share-based and other non-cash compensation; (ii) realized and unrealized investment gains or losses; (iii) transaction-related expenses; (iv) restructuring and executive transition costs; and (v) write-downs, net of recoveries, including asset impairments and credit loss expense.

Reconciliations of net income attributable to common shareholders, which is the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA per Credit Facility are presented in the table below.

	For the Twelve Months Ended December 31, 2023
	Attributable to
	Non-controlling	Less:
	Interests and	Attributable to	Attributable to
(In thousands of U.S. Dollars)	Common Shareholders	Non-controlling Interests	Common Shareholders
Reported net income	$33,066	$7,731	$25,335
Add (subtract):
Income tax expense	13,051	1,725	11,326
Interest expense, net of interest income	2,101	(408)	2,509
Depreciation and amortization, including film asset amortization	60,022	5,312	54,710
Amortization of deferred financing costs(1)	2,235	—	2,235
EBITDA	110,475	14,360	96,115
Share-based and other non-cash compensation	24,230	774	23,456
Unrealized investment gains	(465)	(93)	(372)
Transaction-related expenses(2)	3,569	208	3,361
Write-downs, including asset impairments and credit loss expense	3,273	362	2,911
Restructuring and executive transition costs(3)	2,946	258	2,688
Adjusted EBITDA per Credit Facility	$144,028	$15,869	$128,159

(1)
The amortization of deferred financing costs is recorded within Interest Expense in the Consolidated Statements of Operations.
(2)
Reflects costs incurred resulting from the Company’s proposal to acquire the outstanding 96.3 million shares in IMAX China.
(3)
Reflects costs in connection with the departure of the President, IMAX Entertainment and Executive Vice President of the Company and other employees to capture efficiencies and centralize certain operational roles. (Refer to Note 26 to Consolidated Financial Statements in Part II, Item 8.)

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

Foreign Exchange Rate Risk

A majority of the Company’s revenue is denominated in U.S. Dollars while a significant portion of its costs and expenses is denominated in Canadian Dollars. A portion of the Company’s net U.S. Dollar cash flows is converted to Canadian Dollars to fund Canadian Dollar expenses through the spot market. In addition, IMAX films generate box office in 90 different countries, and therefore unfavorable exchange rates between applicable local currencies and the U.S. Dollar could have an impact on the GBO generated by the Company’s exhibitor customers and its revenues. The Company has incoming cash flows from its revenue generating IMAX network and ongoing operating expenses in China through its majority-owned subsidiary IMAX Shanghai. In Japan, the Company has ongoing Yen-denominated operating expenses related to its Japanese operations. Net RMB and Japanese Yen cash flows are converted to U.S. Dollars through the spot market. The Company also has cash receipts under leases denominated in RMB, Japanese Yen, British Pound Sterling, Euros and Canadian Dollars.

The Company manages its exposure to foreign exchange rate risks through its regular operating and financing activities and, when appropriate, through the use of derivative financial instruments. These derivative financial instruments are utilized to hedge economic exposures as well as reduce earnings and cash flow volatility resulting from shifts in market rates.

Certain of the Company’s PRC subsidiaries held approximately RMB 213.0 million or $30.0 million in cash and cash equivalents as of December 31, 2023 (December 31, 2022 — RMB 303.8 million or $43.6 million) and are required to transact locally in RMB. Foreign currency exchange transactions, including the remittance of any funds into and out of the PRC, are subject to controls and require the approval of the China State Administration of Foreign Exchange to complete. Any developments relating to the Chinese economy and any actions taken by the Chinese government are beyond the control of the Company; however, the Company monitors and manages its capital and liquidity requirements to ensure compliance with local regulatory and policy requirements. (Refer to “Risk Factors – The Company faces risks in connection with its significant presence in China and the continued expansion of its business there”)

For the year ended December 31, 2023, the Company recorded a foreign exchange net loss of $0.7 million as compared to a foreign exchange net loss of $3.2 million in 2022, associated with the translation of foreign currency denominated monetary assets and liabilities, primarily due to the slower pace of RMB weakening against the U.S. Dollar throughout 2023 compared to 2022. The impact of changes in foreign currency valuations versus the U.S. Dollar led to a decrease in GBO of $30.4 million in 2023 as compared to prior year rates.

The Company has entered into a series of foreign currency forward contracts to manage the risks associated with the volatility of foreign currencies. These foreign currency forward contracts met the criteria required for hedge accounting under the Derivatives and Hedging Topic of the FASB ASC at inception, and continue to meet hedge effectiveness tests as of December 31, 2023, with settlement dates throughout 2024 and 2025. Foreign currency derivatives are recognized and measured in the Consolidated Balance Sheets at fair value. Changes in the fair value (i.e., gains or losses) are recognized in the Consolidated Statements of Operations except for derivatives designated and qualifying as foreign currency cash flow hedging instruments. The Company currently has cash flow hedging instruments associated with Selling, General and Administrative Expenses. For foreign currency cash flow hedging instruments related to Selling, General and Administrative Expenses, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported within Accumulated Other Comprehensive Loss and reclassified to the Consolidated Statements of Operations when the forecasted transaction occurs. Any ineffective portion is recognized immediately in the Consolidated Statements of Operations.

The notional value of foreign currency cash flow hedging instruments that qualify for hedge accounting as of December 31, 2023 was $40.6 million (December 31, 2022 — $24.7 million). A gain of $0.6 million was recorded to Other Comprehensive (Loss) Income with respect to the change in fair value of these contracts in 2023 (2022 — loss of $1.3 million; 2021 — gain of $0.5 million ). A loss of $0.9 million was reclassified from Accumulated Other Comprehensive Loss to Selling, General and Administrative Expenses in 2023 (2022 — loss of $0.6 million; 2021 — gain of $1.7 million), primarily due to the fairly stabilized CAD against the U.S. Dollar through most of 2023 compared to 2022, when the CAD weakened against the U.S. Dollar. In 2023, there were no gains or losses resulting from a change in the classification of certain forward contracts no longer meeting the requirements for hedge accounting were reclassified from Accumulated Other Comprehensive Loss to Selling, General and Administrative Expenses (2022 — $nil). The notional value of forward contracts that do not qualify for hedge accounting as of December 31, 2023 was $nil (December 31, 2022 — $nil).

For all derivative instruments, the Company is subject to counterparty credit risk to the extent that the counterparty may not meet its obligations to the Company. To manage this risk, the Company enters into derivative transactions only with major financial institutions.

As of December 31, 2023, the Company’s Financing Receivables and working capital items denominated in Canadian Dollars, RMB, Japanese Yen, Euros and other foreign currencies translated into U.S. Dollars was $172.7 million, of which $172.5 million was denominated in RMB. Assuming a 10% appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates as of December 31, 2023, the potential change in the fair value of foreign currency-denominated financing receivables and working capital items would have been $17.3 million. A significant portion of the Company’s Selling, General, and Administrative Expenses is denominated in Canadian Dollars. Assuming a 1% change appreciation or depreciation in foreign currency exchange rates as of December 31, 2023, the potential change in the amount of Selling, General, and Administrative Expenses would be $0.2 million.

Interest Rate Risk Management

The Company’s earnings may also be affected by changes in interest rates and the resulting impact of those changes on its interest income from cash, and its interest expense from variable-rate borrowings.

For the year ended December 31, 2023 the Company had drawn down $24.0 million on its Credit Facility (December 31, 2022 — $25.0 million), $nil on its HSBC China Facility (December 31, 2022 — $12.5 million) and $nil on its Bank of China Facility (December 31, 2022 — $0.4 million), which are all subject to variable effective interest rates.

The Company’s variable rate debt instruments were $24.0 million as of December 31, 2023 or 37% less than $37.9 million as of December 31 2022. Variable rate debt instruments represented 5% and 8% of its total liabilities as of December 31, 2023 and 2022, respectively. If the interest rates available to the Company increased by 10%, the Company’s interest expense would increase by $0.2 million and interest income from cash would increase by $0.2 million. These amounts are determined by considering the impact of the hypothetical interest rates on the Company’s variable rate debt and cash balances as of December 31, 2023.

Item 8. Financial Statements and Supplementary Data

************

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of IMAX Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of IMAX Corporation and its subsidiaries (together, the Company) as of December 31, 2023 and 2022, and the related consolidated statements of operations, comprehensive income(loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A of this Annual Report on Form 10-K. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition - IMAX Systems

As described in notes 2(o) and 20(a) to the consolidated financial statements, the Company recognized revenue from System Sales related to the IMAX Technology Products and Services segment of $93.3 million for the year ended December 31, 2023 ($65.5 million for the year ended December 31, 2022). Management evaluates whether a system arrangement involves either a sale or a lease of a system, and for those arrangements that are accounted for as a sale of a system, determines the transaction price and the allocation thereof to each separate performance obligation based on estimated standalone selling prices. For arrangements accounted for as a sale of a system, the transaction price allocated to the performance obligation is recognized when the conditions signifying transfer of control have been met. For system arrangements, management applied significant judgement in (i) determining whether the system arrangement related to either a sale or a lease by considering the terms of the arrangement including title to the system equipment and payment consideration; (ii) estimating the transaction price which may include the discounted present value of fixed ongoing payments and variable consideration (such as indexed minimum payment increases and additional payments owed by the customer if certain minimum box office receipt thresholds are exceeded); (iii) allocating the transaction price to each separate performance obligation based on estimated standalone selling prices; and (iv) determining the timing of revenue recognition based on when performance obligations are met.

The principal considerations for our determination that performing procedures relating to the revenue recognition of System Sales is a critical audit matter are that management identified the matter as a critical accounting estimate, and there was significant judgement required by management in (i) determining whether the system arrangement related to a sale or a lease, and based on the type of sale or lease each arrangement represents, whether it falls in the scope of ASC 606 or ASC 842; (ii) estimating the transaction price which may include the discounted present value of fixed ongoing payments and variable consideration; (iii) allocating the transaction price to each separate performance obligation; and (iv) determining the timing of revenue recognition. This in turn led to a high degree of auditor judgement, subjectivity and effort in performing procedures and evaluating audit evidence relating to the revenue recognition of System Sales.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over management’s review and approval of revenue recognition memoranda produced for each system arrangement which include the determination of the type of system arrangement, the estimate of the transaction price and allocation thereof and the timing of the related revenue recognition. These procedures also included, among others, evaluating the reasonableness of management’s assessment of whether the system arrangement related to either a sale or a lease by considering the contractual terms and conditions of the executed contracts. Procedures were also performed to test management’s process for estimating the transaction price for a sample of contracts with customers, including (i) evaluating the appropriateness of management’s discounted present value method; (ii) testing the completeness, accuracy and relevance of the data used in estimating the transaction price; and (iii) evaluating the reasonableness of significant assumptions used by management, including the discount rate and expected future performance of underlying theatres associated with the arrangement. Evaluating management’s assumption related to the discount rate involved evaluating whether the assumption was reasonable considering consistency with external market data. Evaluating management’s assumption related to expected future performance of underlying theatres associated with the arrangement involved evaluating whether the assumption was reasonable considering the current and past performance of the underlying theatres. Procedures were also performed to test management’s process for allocating the transaction price to each separate performance obligation, including (i) evaluating the appropriateness of management’s method of allocating the transaction price; (ii) testing the completeness, accuracy and relevance of the data used in allocating the transaction price; and (iii) evaluating the reasonableness of significant assumptions used by management, including estimated standalone selling prices. Evaluating management’s assumption related to estimated standalone selling prices involved evaluating whether the assumption was reasonable by comparing the estimate to current and historical transactions. Evaluating the appropriateness of management’s assessment of the timing of revenue recognition involved inspecting the customers’ certificates of acceptance and theatre openings during the year.

/s/ PricewaterhouseCoopers LLP

Chartered Professional Accountants, Licensed Public Accountants

Toronto, Canada February 27, 2024

We have served as the Company’s auditor since 1987, which includes periods before the Company became subject to SEC reporting requirements.

IMAX CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. Dollars except share amounts)

	As of December 31,
	2023	2022
Assets
Cash and cash equivalents	$76,200	$97,401
Accounts receivable, net of allowance for credit losses	136,259	136,142
Financing receivables, net of allowance for credit losses	127,154	129,384
Variable consideration receivables, net of allowance for credit losses	64,338	44,024
Inventories	31,584	31,534
Prepaid expenses	12,345	12,343
Film assets, net of accumulated amortization	6,786	5,277
Property, plant and equipment, net of accumulated depreciation	243,299	252,896
Investment in equity securities	—	1,035
Other assets	20,879	15,665
Deferred income tax assets, net of valuation allowance	7,988	9,900
Goodwill	52,815	52,815
Other intangible assets, net of accumulated amortization	35,022	32,738
Total assets	$814,669	$821,154
Liabilities
Accounts payable	$26,386	$25,237
Accrued and other liabilities	111,013	117,286
Deferred revenue	67,105	70,940
Revolving credit facility borrowings, net of unamortized debt issuance costs	22,924	36,111
Convertible notes and other borrowings, net of unamortized discounts and debt issuance costs	229,131	226,912
Deferred income tax liabilities	12,521	14,900
Total liabilities	469,080	491,386
Commitments, contingencies and guarantees (see Notes 15 and 16)
Non-controlling interests	658	722
Shareholders’ equity
Capital stock common shares — no par value. Authorized — unlimited number.
53,260,276 issued and outstanding (December 31, 2022 — 54,148,614 issued and outstanding)	389,048	376,715
Other equity	185,087	185,678
Statutory surplus reserve	3,932	3,932
Accumulated deficit	(292,845)	(293,124)
Accumulated other comprehensive loss	(12,081)	(9,846)
Total shareholders’ equity attributable to common shareholders	273,141	263,355
Non-controlling interests	71,790	65,691
Total shareholders’ equity	344,931	329,046
Total liabilities and shareholders’ equity	$814,669	$821,154

(See the accompanying notes, which are an integral part of these Consolidated Financial Statements)

IMAX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. Dollars, except per share amounts)

	Years Ended December 31,
	2023	2022	2021
Revenues
Technology sales	$100,792	$69,158	$66,153
Image enhancement and maintenance services	189,752	161,379	131,148
Technology rentals	75,566	61,786	46,790
Finance income	8,729	8,482	10,792
	374,839	300,805	254,883
Costs and expenses applicable to revenues
Technology sales	46,756	37,610	37,039
Image enhancement and maintenance services	88,056	81,834	58,062
Technology rentals	25,686	25,006	25,376
	160,498	144,450	120,477
Gross margin	214,341	156,355	134,406
Selling, general and administrative expenses	144,406	138,043	117,322
Research and development	10,110	5,300	6,944
Amortization of intangible assets	4,578	4,829	4,877
Credit loss expense (reversal), net	1,759	8,547	(3,951)
Asset impairments	144	4,470	—
Legal judgment and arbitration awards	—	—	(1,770)
Restructuring and executive transition costs	2,946	—	—
Income (loss) from operations	50,398	(4,834)	10,984
Realized and unrealized investment gains	465	70	5,340
Retirement benefits non-service expense	(411)	(556)	(463)
Interest income	2,486	1,428	2,218
Interest expense	(6,821)	(5,877)	(7,092)
Income (loss) before taxes	46,117	(9,769)	10,987
Income tax expense	(13,051)	(10,108)	(20,564)
Net income (loss)	33,066	(19,877)	(9,577)
Net income attributable to non-controlling interests	(7,731)	(2,923)	(12,752)
Net income (loss) attributable to common shareholders	$25,335	$(22,800)	$(22,329)

Net income (loss) per share attributable to common shareholders:
Basic	$0.47	$(0.40)	$(0.38)
Diluted	$0.46	$(0.40)	$(0.38)
Weighted average shares outstanding (in thousands):
Basic	54,310	56,674	59,126
Diluted	55,146	56,674	59,126

(See the accompanying notes, which are an integral part of these Consolidated Financial Statements)

IMAX CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands of U.S. Dollars)

	Years Ended December 31,
	2023	2022	2021
Net income (loss)	$33,066	$(19,877)	$(9,577)
Other comprehensive (loss) income, before tax
Unrealized defined benefit plan actuarial (loss) gain	(75)	2,901	132
Unrealized postretirement benefit plans actuarial (loss) gain	(37)	754	140
Amortization of defined benefit and postretirement benefit plans net gain	(604)	—	—
Amortization of prior service cost	—	184	185
Unrealized net gain (loss) from cash flow hedging instruments	575	(1,323)	468
Realized net loss (gain) from cash flow hedging instruments	892	596	(1,707)
Reclassification of unrealized gain from ineffective cash flow hedging instruments	—	—	(318)
Foreign currency translation adjustments	(3,907)	(20,594)	3,364
Total other comprehensive (loss) income, before tax	(3,156)	(17,482)	2,264
Income tax (expense) benefit related to other comprehensive income	(181)	(818)	286
Other comprehensive (loss) income, net of tax	(3,337)	(18,300)	2,550
Comprehensive income (loss)	29,729	(38,177)	(7,027)
Comprehensive (income) loss attributable to non-controlling interests	(6,629)	3,004	(13,763)
Comprehensive income (loss) attributable to common shareholders	$23,100	$(35,173)	$(20,790)

(See the accompanying notes, which are an integral part of these Consolidated Financial Statements)

IMAX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. Dollars)

	Years Ended December 31,
	2023	2022	2021

Operating Activities
Net income (loss)	$33,066	$(19,877)	$(9,577)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	60,022	56,661	56,082
Amortization of deferred financing costs	2,235	3,177	2,513
Credit loss expense (reversal), net	1,759	8,547	(3,951)
Write-downs, including asset impairments	1,884	7,176	1,764
Deferred income tax (benefit) expense	(1,447)	(2,073)	2,996
Share-based and other non-cash compensation	24,230	27,573	26,079
Unrealized foreign currency exchange (gain) loss	(212)	1,108	256
Realized and unrealized investment gain	(465)	(70)	(5,340)
Changes in assets and liabilities:
Accounts receivable	(1,907)	(29,003)	(52,453)
Inventories	(285)	(5,529)	11,451
Film assets	(20,394)	(19,598)	(14,810)
Deferred revenue	(3,882)	(11,572)	(6,591)
Changes in other operating assets and liabilities	(35,989)	801	(2,354)
Net cash provided by operating activities	58,615	17,321	6,065
Investing Activities
Purchase of property, plant and equipment	(6,491)	(8,424)	(3,590)
Investment in equipment for joint revenue sharing arrangements	(18,000)	(19,803)	(10,094)
Interest in film classified as a financial instrument	—	(4,731)	—
Acquisition of other intangible assets	(8,344)	(4,394)	(4,092)
Proceeds from sale of equity securities	1,045	—	17,769
Acquisition of SSIMWAVE Inc., net of cash and cash equivalents acquired	—	(15,939)	—
Net cash used in investing activities	(31,790)	(53,291)	(7)
Financing Activities
Proceeds from issuance of convertible notes, net	—	—	223,675
Debt issuance costs related to convertible notes	—	—	(1,161)
Purchase of capped calls related to convertible notes	—	—	(19,067)
Proceeds from revolving credit facility borrowings	39,717	37,871	3,600
Repayments of revolving credit facility borrowings	(53,248)	(3,600)	(307,609)
Proceeds from other borrowings	322	—	—
Repayment of other borrowings	(53)	—	—
Credit facility amendment fees paid	(46)	(2,279)	(527)
Repurchase of common shares, IMAX Corporation	(26,823)	(80,124)	(13,905)
Repurchase of common shares, IMAX China	(15)	(3,043)	(10,060)
Taxes withheld and paid on employee stock awards vested	(6,466)	(3,687)	(3,660)
Common shares issued - stock options exercised	—	—	883
Principal payment under finance lease obligations	(480)	(948)	—
Dividends paid to non-controlling interests	(1,438)	(2,704)	(4,889)
Net cash used in by financing activities	(48,530)	(58,514)	(132,720)
Effects of exchange rate changes on cash	504	2,174	(1,006)
Decrease in cash and cash equivalents during year	(21,201)	(92,310)	(127,668)
Cash and cash equivalents, beginning of year	97,401	189,711	317,379
Cash and cash equivalents, end of year	$76,200	$97,401	$189,711

(See the accompanying notes, which are an integral part of these Consolidated Financial Statements)

IMAX CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In thousands of U.S. Dollars except share amounts)

	Years Ended December 31,
	2023	2022	2021
Adjustments to capital stock:
Balance, beginning of year	$376,715	$409,979	$407,020
Change in shares held in treasury	—	—	11
Restricted share units vested, net of shares withheld for employee tax obligations	13,701	11,597	9,833
Employee stock options exercised, net of shares withheld for employee tax obligations	—	—	883
Grant date fair value of stock options exercised	—	—	271
Average carrying value of repurchased and retired common shares	(1,368)	(46,808)	(8,039)
Issuance of common shares in acquisition	—	1,947	—
Balance, end of year	389,048	376,715	409,979
Adjustments to other equity:
Balance, beginning of year	185,678	174,620	188,845
Amortization of share-based payment expense - stock options	93	637	1,267
Amortization of share-based payment expense - restricted share units	12,502	18,952	17,116
Amortization of share-based payment expense - performance stock units	8,321	8,495	5,733
Restricted share units vested	(21,074)	(16,441)	(14,740)
Grant date fair value of stock options exercised	—	—	(271)
Change in ownership interest related to IMAX China common share repurchases	(433)	(585)	(4,263)
Purchase of capped calls related to convertible notes	—	—	(19,067)
Balance, end of year	185,087	185,678	174,620
Adjustments to statutory surplus reserve:
Balance, beginning of year	3,932	3,932	—
Establishment of statutory surplus reserve, IMAX China	—	—	3,932
Balance, end of period	3,932	3,932	3,932
Adjustments to accumulated deficit:
Balance, beginning of year	(293,124)	(234,975)	(202,849)
Net income (loss) attributable to common shareholders	25,335	(22,800)	(22,329)
Statutory surplus reserve deducted from retained earnings, IMAX China	—	—	(3,932)
Common shares repurchased and retired	(25,056)	(35,349)	(5,865)
Balance, end of year	(292,845)	(293,124)	(234,975)
Adjustments to accumulated other comprehensive (loss) income:
Balance, beginning of year	(9,846)	2,527	988
Other comprehensive (loss) income, net of tax	(2,235)	(12,373)	1,539
Balance, end of year	(12,081)	(9,846)	2,527
Adjustments to non-controlling interests:
Balance, beginning of year	65,691	73,531	70,004
Net income attributable to non-controlling interests	7,793	2,959	12,753
Other comprehensive (loss) income, net of tax	(1,102)	(5,927)	1,011
Share-based compensation attributable to non-controlling interests	428	290	449
Establishment of statutory surplus reserve, IMAX China	—	—	1,699
Statutory surplus reserve deducted from IMAX China retained earnings	—	—	(1,699)
Dividends paid to non-controlling shareholders of IMAX China	(1,438)	(2,704)	(4,889)
Change in ownership interest related to IMAX China common share repurchases	418	(2,458)	(5,797)
Balance, end of year	71,790	65,691	73,531
Total Shareholders’ Equity	$344,931	$329,046	$429,614
Common shares issued and outstanding:
Balance, beginning of year	54,148,614	58,653,642	58,921,008
Employee stock options exercised	—	—	41,613
Restricted share units and stock option exercises settled from treasury shares purchased on open market	—	—	723
Performance stock units settled with new treasury shares	233,306	—	—
Restricted share units settled with new treasury shares	514,383	596,277	531,629
Repurchase of common shares	(1,636,027)	(5,261,852)	(841,331)
Issuance of common shares in acquisition	—	160,547	—
Balance, end of year	53,260,276	54,148,614	58,653,642

(See the accompanying notes, which are an integral part of these Consolidated Financial Statements)

IMAX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands of U.S. Dollars, unless otherwise stated)

1. Description of the Business

IMAX Corporation, together with its consolidated subsidiaries (the “Company” or “IMAX”) is a Canadian corporation that was formed in March 1994 as a result of an amalgamation between WGIM Acquisition Corp. and the former IMAX Corporation (“Predecessor IMAX”). Predecessor IMAX was incorporated in 1967. As of December 31, 2023, IMAX Corporation indirectly owns 71.55% of IMAX China Holding, Inc. (“IMAX China”), whose shares trade on the Hong Kong Stock Exchange. IMAX China is a consolidated subsidiary of the Company.

IMAX is a premier global technology platform for entertainment and events. Through its proprietary software, auditorium architecture, patented intellectual property, and specialized equipment, IMAX offers a unique end-to-end solution to create superior, immersive content experiences for which the IMAX® brand is globally renowned. Top filmmakers, movie studios, artists, and creators utilize the cutting-edge visual and sound technology of IMAX to connect with audiences in innovative ways. As a result, IMAX is among the most important and successful global distribution platforms. The Company’s global content portfolio includes blockbuster films, both from Hollywood and local language film industries worldwide; IMAX documentaries, both original and acquired (“IMAX Documentaries”); and IMAX events and experiences in emerging verticals including music, gaming, and sports.

The Company leverages its proprietary technology and engineering in all aspects of its business, which principally consists of the IMAX film remastering (“IMAX Film Remastering” and formerly known as “IMAX DMR”) and the sale or lease of premium IMAX theater systems (“IMAX System(s)”).

IMAX Systems are based on proprietary and patented image, audio and other technology developed over the course of the Company’s history since its founding in 1967. The customers for IMAX Systems are principally theatrical exhibitors that operate commercial multiplex theaters, and, to a much lesser extent, museums, science centers and destination entertainment sites. The Company does not own the locations in the IMAX network, except for one, and is not an exhibitor, but instead sells or leases the IMAX System to exhibitor customers along with a license to use its trademarks and ongoing maintenance services.

As of December 31, 2023, there were 1,772 IMAX Systems operating in 90 countries and territories, including 1,693 commercial multiplexes, 12 commercial destinations and 67 institutional locations in the Company’s global network. This compares to 1,716 IMAX Systems operating in 87 countries and territories as of December 31, 2022 including 1,633 commercial multiplexes, 12 commercial destinations, and 71 institutional locations in the Company’s global network.

The Company also distributes large-format documentary films, primarily to institutional theaters, and distributes exclusive IMAX events and experiences. In addition, the Company provides film post-production and quality control services for large-format films, whether produced by IMAX or third parties, and digital post-production services.

2. Summary of Significant Accounting Policies

The Company prepares its Consolidated Financial Statements in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The significant accounting policies used by the Company are summarized below.

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

The Company has interests in 10 film production companies, which have been identified as VIEs. The Company is the primary beneficiary of and consolidates five of these entities as it has the power to direct the activities that most significantly impact the economic performance of the VIE, and it has the obligation to absorb losses or the right to receive benefits from the respective VIE that could potentially be significant. The majority of the assets relating to these production companies are held by the IMAX Original Film Fund (the “Original Film Fund”) as described in Note 25(b). The Company does not consolidate the other five film production companies because it does not have the power to direct their activities and it does not have the obligation to absorb the majority of the expected losses or the right to receive expected residual returns. The Company uses the equity method of accounting for these entities, which are not material to the Company’s Consolidated Financial Statements. A loss in value of an equity method investment that is other than temporary is recognized as a charge in the Consolidated Statements of Operations.

As of December 31, 2023 and 2022, total assets and liabilities of the Company’s consolidated VIEs are as follows:

	December 31,	December 31,
(In thousands of U.S. Dollars)	2023	2022
Total assets	$1,425	$1,523
Total liabilities	$246	$248

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

Significant estimates made by management include, but are not limited to: (i) the allocation of the transaction price in an IMAX System arrangement to distinct performance obligations; (ii) the amount of variable consideration to be earned on sales of IMAX Systems based on projections of future box office performance; (iii) expected credit losses on accounts receivable, financing receivables, and variable consideration receivables; (iv) provisions for the write-down of excess and obsolete inventory; (v) the fair values of the reporting units used in assessing the recoverability of goodwill; (vi) the cash flow projections used in testing the recoverability of long-lived assets such as the IMAX System equipment supporting joint revenue sharing arrangements; (vii) the economic lives of the IMAX System equipment supporting joint revenue sharing arrangements; (viii) the useful lives of intangible assets; (ix) the ultimate revenue forecasts used to test the recoverability of film assets; (x) the discount rates used to determine the present value of financing receivables and lease liabilities, as well as to determine the fair values of the Company’s reporting units for the purpose of assessing the recoverability of goodwill; (xi) pension plan assumptions; (xii) estimates related to the fair value and projected vesting of share-based payment awards; (xiii) the valuation of deferred income tax assets; (xiv) reserves related to uncertain tax positions; and (xv) the allocation of the purchase price for the acquisition of SSIMWAVE Inc. and its wholly-owned subsidiary (together, “SSIMWAVE”).

Commencing in March 2022, in response to numerous sanctions imposed by the United States, Canada and the European Union on companies transacting in Russia and Belarus resulting from ongoing conflict between Russia and Ukraine, the Company suspended its operations in Russia and Belarus. In 2022, the Company recorded provisions for potential credit losses against substantially all of its receivables in Russia due to uncertainties associated with the ongoing conflict and resulting sanctions. These receivables relate to existing sale agreements as the Company is not party to any joint revenue sharing arrangements in these countries. In addition, exhibitors in Russia, Ukraine, and Belarus were placed on nonaccrual status for maintenance revenue and finance income. In 2023, due to the resumption of operations throughout Ukraine’s theatrical exhibition industry, as evidenced by the reopening of all IMAX Systems in Ukraine and payments received from exhibitor customers therein, the Company recognized maintenance revenue and finance income in connection with those theaters. The Company closely monitors geopolitical conflicts (including any government sanctions imposed in response thereto) and its effects on the global economy and the Company.

On September 7, 2022, Cineworld Group plc (“Cineworld”), the parent company of Regal, and certain of its subsidiaries and Regal CineMedia Holdings, LLC, filed petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the Southern District of Texas. The Court approved Cineworld’s Plan of Reorganization (the “Plan”) on June 28, 2023, in which Cineworld disclosed that it plans to emerge from the Chapter 11 proceedings on or about July 28, 2023. On August 30, 2023, the Company and Cineworld entered into a Joint Stipulation and Agreed Order, which was entered by the Court on September 21, 2023 (the “Stipulation”), pursuant to which Cineworld assumed its global agreement with IMAX (the “Global Agreement”). The Stipulation provides that all amounts owed to IMAX will be paid by Cineworld and set out a revised timetable for all systems installations required of Cineworld under the Global Agreement. Cineworld has emerged from the Chapter 11 proceedings, and the Stipulation finalizes all matters between IMAX and Cineworld as a result of the restructuring. The Company has determined that no additional provision for expected credit losses is required.

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

(Refer to Note 5 for more information related to the Company’s receivables and current expected credit losses.)

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

Capitalized film costs are amortized and participation costs are accrued to Costs and Expenses Applicable to Revenues using the individual-film-forecast method, which amortizes such costs in the same ratio as the associated ultimate revenue. Estimates of ultimate revenues are prepared on a title-by-title basis and reviewed regularly by management and revised where necessary to reflect the most current information. Ultimate revenues reflect management’s estimates of future revenue over a period not to exceed 10 years following the date of the film’s initial release.

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

(g)
Property, Plant and Equipment

Property, Plant and Equipment is recorded at cost and is depreciated on a straight-line basis over the estimated useful lives of the underlying assets as follows:

IMAX System components(1)	—	Over the equipment’s expected useful life (7 to 20 years)
Camera equipment and connectivity equipment	—	Over a period between 5 to 10 years
Buildings	—	Over a period between 20 to 25 years
Office and production equipment	—	Over a period between 3 to 5 years
Leasehold improvements	—	Over the shorter of the initial term of the underlying lease plus any reasonably
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

Capitalized lease incentives are amortized on a straight-line basis over the term of the lease and are recorded within Costs and Expenses Applicable to Revenues — Technology Rentals. Sales commissions and other selling expenses paid prior to the recognition of the related revenue are deferred and recognized within Costs and Expenses Applicable to Revenues upon the client acceptance of the IMAX System or the abandonment of the sale arrangement. Foreign currency derivatives are accounted for at fair value using quoted prices in active markets.

In periods when there are no outstanding borrowings under the Company’s revolving credit facility arrangements, any related debt issuance costs are recorded within Other Assets and amortized on a straight-line basis over the term of the facility. In periods when there are outstanding borrowings under the Company’s revolving credit facility arrangements, any related debt issuance costs are reclassified to reduce the principal amount of outstanding borrowings and amortized on a straight-line basis over the term of the facility. (Refer to Note 14 for information related to the Company’s borrowings.)

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

(k)
Other Intangible Assets

Other intangible assets with finite lives are generally amortized on a straight-line basis over estimated useful lives ranging from 3 to 20 years, except for intangible assets that have an identifiable pattern of consumption of the economic benefit of the asset. Such intangible assets are amortized over the consumption pattern.

Research and development acquired in a business combination is measured at fair value using market-participant assumptions and is initially classified as an indefinite-lived intangible asset. The in-process intangible research and development (“IPR&D”) assets are considered indefinite-lived until the abandonment or completion of the associated research and development efforts. If the acquired IPR&D project is abandoned, the related intangible would be written off or impaired. Once the IPR&D activities are completed, management would determine the useful lives and the methods of amortization of the related intangible assets.

The Company capitalizes costs associated with internally developed and/or purchased software systems for internal use that have reached the application development stage. Capitalized costs include external direct costs of materials and services utilized in developing or obtaining internal-use software and payroll and payroll-related expenses for employees who are directly associated with and allocate time to the internal-use software project. Capitalization of such costs begins when the preliminary project stage is complete and ceases no later than the point at which the project is substantially complete and ready for its intended purpose. Costs incurred during the preliminary project and post-implementation stages are charged to expense. These capitalized costs are amortized on a straight-line basis over the estimated useful life.

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

(m)
Statutory Surplus Reserve

Pursuant to the corporate law of the People’s Republic of China (“PRC”), entities registered in the PRC are required to maintain certain statutory reserves, which are appropriated from after-tax profits, after offsetting accumulated losses from prior year and before dividends can be declared or paid to equity holders.

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

The Company’s “System Obligation” consists of the following: (i) an IMAX System, which includes the projector, sound system, screen system and, if applicable, a 3D glasses cleaning machine; (ii) services associated with the IMAX System, including auditorium design support, the supervision of installation services, and projectionist training; and (iii) a license to use the IMAX brand to market the auditorium. The System Obligation, as a group, is a distinct performance obligation. The Company is not responsible for the physical installation of the equipment in the customer’s facility; however, it supervises the installation by the customer. The customer has the right to use the IMAX brand from the date the Company and the customer enter into an arrangement.

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

IMAX System arrangements involve either the lease or the sale of an IMAX System. The transaction price for the System Obligation, other than for IMAX Systems delivered pursuant to joint revenue sharing arrangements, consist of upfront or initial payments made before and after the final installation of the system and ongoing payments throughout the term of the arrangement. The Company estimates the transaction price, including an estimate of future variable consideration, received in exchange for the goods delivered or services rendered. The arrangement for the sale of an IMAX System includes indexed minimum payment increases over the term of the arrangement, as well as the potential for additional payments owed by the exhibitor customer if certain minimum box office receipt thresholds are exceeded. In addition, hybrid sales arrangements include amounts owed by the exhibitor customer based on a percentage of their box office receipts over the term of the arrangement. These contract provisions are considered to be variable consideration. An estimate of the present value of such variable consideration is recognized as revenue upon the transfer of control of the System Obligation to the customer, subject to constraints to ensure that there is not a risk of significant revenue reversal. This estimate is based on management’s box office projections for the individual location, which are developed using historical data for the location and, if necessary, comparable theaters and territories (see “Constraints on the Recognition of Variable Consideration” below). Transfer of control of the System Obligation occurs at the earlier of client acceptance of the installation of the IMAX System, including projectionist training, and the opening of the location to the public, as discussed in more detail below.

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

IMAX Film Remastering Services

In a film remastering arrangement, the Company receives a percentage of the box-office receipts from a third party who owns the copyright to a film in exchange for converting the film into an IMAX Film Remastering format and distributing it through the IMAX network. In these arrangements, although the Company does not hold rights to the intellectual property in the form of the film content, it is compensated for the application of its intellectual property in the form of its patented film remastering processes to create new intellectual property in the form of an IMAX Film Remastering version of film. Revenues associated with film remastering arrangements qualify for the variable consideration exemption for sales- or usage-based royalties in the relevant accounting guidance and are recognized within Revenues – Image Enhancement and Maintenance Services in the period when the corresponding box office sales occur.

Losses on IMAX Film Remastering services are recognized as Costs and Expenses Applicable to Revenues – Image Enhancement and Maintenance Services in the period when it is determined that the Company’s estimate of total revenues to be realized by the remastered film will not exceed the corresponding cost of IMAX Film Remastering services.

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

SSIMWAVE’s software license arrangements for both term and perpetual licenses typically include maintenance and support services which provide technical support and unspecified updates and upgrades on a when-and-if-available basis. The contractual term of the arrangement to provide maintenance and support services for perpetual licenses is renewable, generally on an annual basis, at the option of the customer. Maintenance and support services represent stand-ready obligations for which revenue is recognized ratably over the term of the arrangements.

Revenues from licenses and maintenance and support services are recognized within Revenues – Image Enhancement and Maintenance Services.

(p)
Leases

As a lessee, the Company’s lease arrangements principally involve office and warehouse space, which are classified as operating leases. The corresponding operating lease right-of-use (“ROU”) assets and liabilities are recorded within Property, Plant and Equipment and Accrued and Other Liabilities in the Company’s Consolidated Balance Sheets. ROU assets represent the Company’s right to use an underlying asset for the lease term. Operating lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The incremental borrowing rate used in the calculation of the Company’s lease liabilities is based on the location of each leased property. None of the Company’s leases include options to purchase the leased property. Most of the Company’s leases include one or more options to renew, with renewal terms that can extend the lease term from one to five years or more. The Company has determined that it is reasonably certain that the renewal options on its warehouse leases will be exercised based on previous history, its current understanding of future business needs, and its level of investment in the leasehold improvements, among other factors. The depreciable lives of ROU assets and related leasehold improvements are limited by the expected lease term. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company rents or subleases certain office space to third parties, which have a remaining term of less than 12 months and are not expected to be renewed. When there are modifications to the lease agreements, the Company remeasures the lease liabilities to reflect changes to lease payments and recognizes the amount of the remeasurement of the lease liability as an adjustment to the ROU assets. Amortization of ROU assets and interest on lease liabilities are included within Selling, General and Administrative Expenses in the Company’s Consolidated Statements of Operations. (Refer to Note 6 for additional information related to the Company’s operating leases.)

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

(r)
Foreign Currency Translation

Monetary assets and liabilities that are denominated in a currency other than the Company’s functional currency are translated into the relevant functional currency using the exchange rate prevailing at the end of the period. Foreign exchange translation gains and losses are included in the determination of earnings in the period in which they arise.

Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Revenues, expenses, gains, and losses recorded in foreign currencies are translated using the exchange rates prevailing during the period in which they are recognized. Translation adjustments resulting from this process are recorded to Other Comprehensive Income (Loss) and reported on the Company’s Consolidated Balance Sheets within Accumulated Other Comprehensive Loss until the subsidiary is sold or liquidated, at which point the adjustments are recognized in Consolidated Statements of Operations.

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

(s)
Share-Based Compensation

The Company issues share-based compensation to eligible employees, directors, and consultants under the IMAX Corporation Second Amended and Restated Long-Term Incentive Plan (as may be amended, the “IMAX LTIP”) and the China Long-Term Incentive Plan (the “China LTIP”) as summarized in Note 17. The IMAX LTIP is the Company’s governing document and awards to employees, directors, and consultants under this plan may consist of stock options, restricted share units (“RSUs”), performance stock units (“PSUs”) and other awards. A separate share-based compensation plan, the China LTIP, was adopted by a subsidiary of the Company in October 2012.

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

The Company no longer issues stock options as a form of employee compensation.

(Refer to Note 17(c) for the assumptions used to determine the fair value of the Company’s stock options.)

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

Performance Stock Units

The Company grants two types of PSU awards, one which vests based on a combination of employee service and the achievement of certain Adjusted EBITDA targets and one which vests based on a combination of employee service and the achievement of total shareholder return (“TSR”) targets. The achievement of the Adjusted EBITDA and TSR targets in these PSUs is determined over a three-year performance period. At the conclusion of the three-year performance period, the number of PSUs that ultimately vest can range from 0% to a maximum vesting opportunity of 175% of the initial Adjusted EBITDA PSU award or 150% of the initial TSR PSU award depending upon actual performance versus the established Adjusted EBITDA and TSR targets, respectively. The Company’s PSUs are classified as equity.

The grant date fair value of PSUs with Adjusted EBITDA targets is equal to the closing price of the Company’s common shares on the date of grant or the average closing price of the Company’s common shares for five days prior to the date of grant. The grant date fair value of PSUs with TSR targets is determined on the grant date using a Monte Carlo simulation, which is a valuation model that considers the likelihood of achieving the TSR targets embedded in the award (“Monte Carlo Model”). The compensation expense attributable to each type of PSU is recognized on a straight-line basis over the requisite service period.

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

The amount and timing of compensation expense recognized for PSUs with Adjusted EBITDA targets is dependent upon management’s assessment of the likelihood and timing of achieving these targets. If, as a result of management’s assessment, it is projected that a greater number of PSUs will vest than previously anticipated, a life-to-date adjustment to increase compensation expense is recorded in the period such determination is made. Conversely, if, as a result of management’s assessment, it is projected that a lower number of PSUs will vest than previously anticipated, a life-to-date adjustment to decrease compensation expense is recorded in the period such determination is made.

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

(t)
Pension Plans and Postretirement Benefits

The Company has a defined benefit pension plan, the Supplemental Executive Retirement Plan (the “SERP”). As the Company’s SERP is unfunded, as of December 31, 2023, a liability is recognized for the benefit obligation.

Assumptions used in computing the defined benefit obligations are reviewed annually by management in consultation with its actuaries and adjusted for current conditions. Actuarial gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefits cost are recognized as a component of Other Comprehensive (Loss) Income. Amounts recognized in Accumulated Other Comprehensive Loss including unrecognized actuarial gains or losses and prior service costs are adjusted as they are subsequently recognized in the Consolidated Statements of Operations as components of net periodic benefit cost. Prior service costs resulting from the pension plan inception or amendments are amortized over the expected future service life of the employees, cumulative actuarial gains and losses in excess of 10% of the projected benefit obligation are amortized over the expected average remaining service life of the employees, and current service costs are expensed when earned. The remaining weighted average future service life of the employee used in computing the defined benefit obligation for the year ended December 31, 2023 was two years.

For defined contribution pension plans, required contributions by the Company are recorded as an expense within Selling, General and Administrative Expenses in the Company’s Consolidated Statements of Operations.

A liability is recognized for the unfunded accumulated benefit obligation of the postretirement benefits plan. Assumptions used in computing the accumulated benefit obligation are reviewed by management in consultation with its actuaries and adjusted for current conditions. Net benefit cost is split between operating income and non-operating income, where only the service cost is included in income from operations and the non-service components are included in Retirement Benefits Non-Service Expenses. Actuarial gains and losses are recognized as a component of Other Comprehensive (Loss) Income. Amounts recognized in Accumulated Other Comprehensive Loss including unrecognized actuarial gains or losses are adjusted as they are subsequently recognized within Retirement Benefits Non-Service Expense in the Consolidated Statements of Operations.

(u)
Guarantees

In situations when the Company acts as a guarantor, at the inception of a guarantee, it recognizes a liability for the fair value of the underlying guarantee. Disclosures as required under the relevant accounting guidance have been included in Note 16.

3. New Accounting Standards and Accounting Changes

Adoption of New Accounting Policies

In March 2022, the FASB issued ASU No. 2022-02, “2022-02: Financial Instruments — Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures” (“ASU 2022-02”). ASU 2022-02 amends and eliminates the accounting guidance for Troubled Debt Restructurings by creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty and requires public business entities to disclose current-period gross write offs by year of origination for financing receivables and net investments in leases. The Company adopted ASU 2022-02 on January 1, 2023. The adoption of ASU 2022-02 did not have a material impact on the Company’s Consolidated Financial Statements.

In September 2022, the FASB issued ASU No. 2022-04, “2022-04: Liabilities — Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations” (“ASU 2022-04”). ASU 2022-04 requires that a buyer in a supplier finance program disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. The Company adopted ASU 2022-04 on January 1, 2023. The adoption of ASU 2022-04 did not have a material impact on the Company’s Consolidated Financial Statements.

Recently Issued FASB Accounting Standard Codification Updates Not Yet Adopted

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). The purpose of ASU 2020-04 is to provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. ASU 2020-04 is effective for all entities from the beginning of an interim period that includes the issuance date of the ASU. In October 2022, the FASB extended the temporary accounting relief to December 31, 2024 from the current sunset date of December 31, 2022. As of December 31, 2023, the Company is not party to any third party contracts that reference the London Interbank Offered Rate (LIBOR). Accordingly, the Company does not expect ASU 2020-04 to have a material effect on its Consolidated Financial Statements.

In October 2023, the FASB issued Accounting Standards Update No. 2023-06, Disclosure Improvements: Codification Amendments in response to the SEC’s Disclosure Update and Simplification Initiative (“ASU 2023-06”). This ASU incorporates into U.S. GAAP certain presentation and disclosure requirements currently included in the SEC’s regulations. Each amendment will become effective prospectively from the date the SEC withdrawals the corresponding SEC regulatory requirement. The Company is still evaluating this ASU, however, given that it is subject to the corresponding SEC regulatory requirements, it does not expect the ASU to have a material impact on its Consolidated Financial Statements.

In November 2023, the FASB issued Accounting Standards Update No. 2023-07, Segment Reporting (Topic 820): Improvements to Reportable Segment Reporting (“ASU 2023-07”). The purpose of ASU 2023-07 is to enhance the interim disclosure requirements by more closely aligning them with the annual requirements. ASU 2023-07 requires interim and annual disclosures to include information about the company's significant segment expenses. ASU 2023-07 will be effective for the Company’s year ended December 31, 2024 and all interim periods thereafter. The Company is still evaluating the impact of this ASU on its financial statements.

In December 2023, the FASB issued Accounting Standard Update 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures (“ASU 2023-09”). The amendments improve the transparency of income tax disclosures by requiring (i) consistent categories and greater disaggregation of information in the rate reconciliation, and (ii) income taxes paid disaggregated by jurisdiction. ASU 2023-09 will be effective for the Company’s year ended December 31, 2025. The Company is still evaluating the impact of this ASU on its financial statements.

The Company considers the applicability and impact of all recently issued FASB accounting standard codification updates. Accounting standard updates that are not noted above were assessed and determined to be not applicable or not significant to the Company’s Consolidated Financial Statements for the year ended December 31, 2023.

4. Acquisition

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

As consideration for the acquisition of SSIMWAVE, the Company paid an aggregate purchase price of $23.2 million, consisted of: (i) $19.5 million in cash, (ii) 160,547 common shares of the Company with a fair value of $1.9 million (the “IMAX Share Consideration”), and (iii) contingent consideration with a fair value of $1.8 million (the “Earn-Out Payment”). The fair value of the IMAX Share Consideration, which is based on the share price on the date of the acquisition, is reduced to reflect the fair value of certain restrictions on the future transfer of the shares. The Earn-Out Payment may be paid to certain Sellers in an aggregate amount of up to $2.0 million in cash, contingent upon and following the achievement of certain commercial and financial milestones during the period from January 1, 2023 to December 31, 2024, or under certain terms March 31, 2025. The fair value of the Earn-Out Payment is based on management’s assessment of the likelihood of achieving these milestones.

The revenues and earnings of SSIMWAVE for the period post-acquisition through December 31, 2022 were included in All Other for segment reporting and were not material to the Company’s Consolidated Financial Statements. During the year ended December 31, 2022, the Company incurred $1.1 million of professional fees in connection with the acquisition of SSIMWAVE, which were recorded within Selling, General and Administrative Expenses on the Company’s Consolidated Statements of Operations.

The Company accounted for the acquisition of SSIMWAVE as a business combination. The following table summarizes the allocation of the purchase price to the assets acquired and liabilities assumed as of December 31, 2022.

(In thousands of U.S. Dollars)
Purchase Price:
Cash payments	$19,521
IMAX Share Consideration	1,947
Earn-Out Payment	1,750
Total Purchase Price	$23,218
Allocation of Purchase Price:
Cash and cash equivalents	$3,582
Accounts receivable	158
Property, plant and equipment	409
Intangible assets (see Note 13)	11,189
Other assets	293
Accounts payable and accrued liabilities	(1,092)
Deferred revenue	(1,300)
Federal economic development loan, net of unaccreted interest benefit	(1,772)
Deferred tax liability	(2,037)
Goodwill (see Note 13)	13,788
Total Purchase Price	$23,218

The allocation of the fair value of identified intangible assets is as follows:

(In thousands of U.S. Dollars)	Fair Value	Weighted Average Useful Life
Patent and trademarks	$100	2 Years
Customer relationships	1,340	7 Years
Developed technology	5,779	4 to 7 Years
In-process research and development	3,810	Not yet in use
Non-compete agreement	160	4 Years
Total identifiable intangible assets	$11,189

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

In order to mitigate the credit risk associated with its receivables, management performs an initial credit evaluation prior to entering into an arrangement with a customer and then regularly monitors the credit quality of each customer through an analysis of collections history and aging. This monitoring process includes meetings on at least a monthly basis to identify credit concerns and potential changes in credit quality classification. A customer may improve their credit quality classification once a substantial payment is made on an overdue balance or when the customer has agreed to a payment plan and payments have commenced in accordance with that plan. Changes in credit quality classification are dependent upon management approval. The Company’s internal credit quality classifications are as follows:

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

Management’s judgments regarding expected credit losses are based on the facts available to management and involve estimates about the future. As a result, the Company’s judgments and associated estimates of credit losses may ultimately prove, with the benefit of hindsight, to be incorrect. The impacts of inflation, and rising interest rates may impact future credit losses. The Company will continue to monitor economic trends and conditions and portfolio performance and adjust its allowance for credit loss accordingly. Refer to Note 2(b), Estimates and Assumptions, for information regarding Cineworld and theater operators in Russia, Ukraine, and Belarus.

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

The following tables summarize the activity in the allowance for credit losses related to Accounts Receivable for the years ended December 31, 2023 and 2022:

	Year Ended December 31, 2023
(In thousands of U.S. Dollars)	Theater Operators	Studios	Other	Total
Beginning balance	$11,144	$1,699	$1,276	$14,119
Current period provision (reversal), net	4,771	(944)	(270)	3,557
Write-offs, net of recoveries	(1,225)	(133)	—	(1,358)
Foreign exchange	(335)	(6)	—	(341)
Ending balance	$14,355	$616	$1,006	$15,977

	Year Ended December 31, 2022
(In thousands of U.S. Dollars)	Theater Operators	Studios	Other	Total
Beginning balance	$8,867	$1,994	$1,085	$11,946
Current period provision (reversal), net	2,687	(128)	585	3,144
Write-offs, net of recoveries	(43)	(128)	(394)	(565)
Foreign exchange	(367)	(39)	—	(406)
Ending balance	$11,144	$1,699	$1,276	$14,119

For the year ended December 31, 2023, the Company’s allowance for current expected credit losses related to Accounts Receivable increased by $1.9 million, largely the result of an increase in aged receivables. In the fourth quarter of 2023, the $1.5 million COVID-19 reserve for China was released of which $0.3 million related to Accounts Receivable and $1.2 million to Financing Receivables.

For the year ended December 31, 2022, the Company’s allowance for current expected credit losses related to Accounts Receivable increased by $2.2 million principally due to reserves established against its receivables in Russia due to uncertainties associated with the ongoing Russia-Ukraine conflict and resulting sanctions, partially offset the reversal of provisions associated with the COVID-19 pandemic as the outlook for the theatrical exhibition industry in Domestic and Rest of World markets continues to improve. As of December 31, 2022, there remains a $1.5 million of COVID-19 additional reserve for China.

Financing Receivables

Financing receivables are due from theater operators and consist of the Company’s net investment in sales-type leases and receivables associated with financed sales of IMAX Systems. As of December 31, 2023 and 2022, financing receivables consist of the following:

	December 31,	December 31,
(In thousands of U.S. Dollars)	2023	2022
Net investment in leases
Gross minimum payments due under sales-type leases	$30,459	$29,727
Unearned finance income	(467)	(619)
Present value of minimum payments due under sales-type leases	29,992	29,108
Allowance for credit losses	(453)	(776)
Net investment in leases	29,539	28,332
Financed sales receivables
Gross minimum payments due under financed sales	135,684	141,337
Unearned finance income	(28,452)	(29,340)
Present value of minimum payments due under financed sales	107,232	111,997
Allowance for credit losses	(9,617)	(10,945)
Net financed sales receivables	97,615	101,052
Total financing receivables	$127,154	$129,384

Net financed sales receivables due within one year	$32,031	$32,366
Net financed sales receivables due after one year	65,584	68,686
Total financed sales receivables	$97,615	$101,052

As of December 31, 2023 and 2022, the weighted-average remaining lease term and weighted-average interest rate associated with the Company’s sales-type lease arrangements and financed sales receivables, as applicable, are as follows:

	December 31,	December 31,
	2023	2022
Weighted-average remaining lease term (in years)
Sales-Type lease arrangements	8.3	9.0
Weighted-average interest rate
Sales-Type lease arrangements	7.88%	8.23%
Financed sales receivables	8.97%	8.79%

The tables below provide information on the Company’s net investment in leases by credit quality indicator as of December 31, 2023 and 2022. The amounts disclosed for each credit quality classification are determined on a customer-by-customer basis and include both billed and unbilled amounts.

(In thousands of U.S. Dollars)	By Origination Year
As of December 31, 2023	2023	2022	2021	2020	2019	Prior	Total
Net investment in leases:
Credit quality classification:
In good standing	$2,435	$3,262	$6,241	$2,173	$1,677	$1,138	$16,926
Credit Watch	—	490	—	—	—	313	803
Pre-approved transactions	—	—	3,462	1,182	5,221	1,997	11,862
Transactions suspended	—	—	—	—	—	401	401
Total net investment in leases	$2,435	$3,752	$9,703	$3,355	$6,898	$3,849	$29,992

(In thousands of U.S. Dollars)	By Origination Year
As of December 31, 2022	2022	2021	2020	2019	2018	Prior	Total
Net investment in leases:
Credit quality classification:
In good standing	$4,148	$6,969	$2,494	$1,977	$—	$1,016	$16,604
Credit Watch	—	—	—	—	—	—	—
Pre-approved transactions	—	3,089	1,162	5,401	2,451	—	12,103
Transactions suspended	—	—	—	—	—	401	401
Total net investment in leases	$4,148	$10,058	$3,656	$7,378	$2,451	$1,417	$29,108

The tables below provide information on the Company’s financed sales receivables by credit quality indicator as of December 31, 2023 and 2022. The amounts disclosed for each credit quality classification are determined on a customer-by-customer basis and include both billed and unbilled amounts.

(In thousands of U.S. Dollars)	By Origination Year
As of December 31, 2023	2023	2022	2021	2020	2019	Prior	Total
Financed sales receivables:
Credit quality classification:
In good standing	$6,660	$5,921	$5,961	$5,415	$8,058	$44,870	$76,885
Credit Watch	—	30	—	—	317	796	1,143
Pre-approved transactions	607	313	2,619	1,455	2,084	8,508	15,586
Transactions suspended	—	—	728	345	1,546	10,999	13,618
Total financed sales receivables	$7,267	$6,264	$9,308	$7,215	$12,005	$65,173	$107,232

(In thousands of U.S. Dollars)	By Origination Year
As of December 31, 2022	2022	2021	2020	2019	2018	Prior	Total
Financed sales receivables:
Credit quality classification:
In good standing	$10,252	$8,643	$6,280	$8,541	$9,854	$39,912	$83,482
Credit Watch	—	—	—	—	—	1,152	1,152
Pre-approved transactions	—	2,318	1,399	1,134	1,449	9,243	15,543
Transactions suspended	272	664	142	1,269	1,197	8,276	11,820
Total financed sales receivables	$10,524	$11,625	$7,821	$10,944	$12,500	$58,583	$111,997

The balance of financed sales receivables classified within the Transactions Suspended category as of December 31, 2023 includes amounts due from exhibitors in Russia, Ukraine, and Belarus which were reclassified from other credit quality classifications in 2022 as a result of the ongoing Russia-Ukraine conflict and resulting sanctions.

The following tables provide an aging analysis for the Company’s net investment in leases and financed sales receivables as of December 31, 2023 and 2022:

	As of December 31, 2023
(In thousands of U.S. Dollars)	Accrued and Current	30-89 Days	90+ Days	Billed	Unbilled	Recorded Receivable	Allowance for Credit Losses	Net
Net investment in leases	$293	$212	$4,598	$5,103	$24,889	$29,992	$(453)	$29,539
Financed sales receivables	1,535	1,196	10,704	13,435	93,797	107,232	(9,617)	97,615
Total	$1,828	$1,408	$15,302	$18,538	$118,686	$137,224	$(10,070)	$127,154

	As of December 31, 2022
(In thousands of U.S. Dollars)	Accrued and Current	30-89 Days	90+ Days	Billed	Unbilled	Recorded Receivable	Allowance for Credit Losses	Net
Net investment in leases	$237	$216	$2,593	$3,046	$26,062	$29,108	$(776)	$28,332
Financed sales receivables	2,269	1,307	12,793	16,369	95,628	111,997	(10,945)	101,052
Total	$2,506	$1,523	$15,386	$19,415	$121,690	$141,105	$(11,721)	$129,384

The following tables provide information about the Company’s net investment in leases and financed sales receivables with billed amounts past due for which it continues to accrue finance income as of December 31, 2023 and 2022. The amounts disclosed for each credit quality classification are determined on a customer-by-customer basis and include both billed and unbilled amounts.

	As of December 31, 2023
(In thousands of U.S. Dollars)	Accrued and Current	30-89 Days	90+ Days	Billed	Unbilled	Allowance for Credit Losses	Net
Net investment in leases	$259	$212	$4,598	$5,069	$22,651	$(9)	$27,711
Financed sales receivables	798	782	10,517	12,097	33,552	(1,198)	44,451
Total	$1,057	$994	$15,115	$17,166	$56,203	$(1,207)	$72,162

	As of December 31, 2022
(In thousands of U.S. Dollars)	Accrued and Current	30-89 Days	90+ Days	Billed	Unbilled	Allowance for Credit Losses	Net
Net investment in leases	$190	$181	$2,593	$2,964	$17,070	$(230)	$19,804
Financed sales receivables	1,550	1,115	10,814	13,479	43,172	(1,587)	55,064
Total	$1,740	$1,296	$13,407	$16,443	$60,242	$(1,817)	$74,868

The following table provides information about the Company’s net investment in leases and financed sales receivables that are on nonaccrual status as of December 31, 2023 and 2022:

	As of December 31, 2023			As of December 31, 2022
(In thousands of U.S. Dollars)	Recorded Receivable	Allowance for Credit Losses	Net	Recorded Receivable	Allowance for Credit Losses	Net
Net investment in leases	$401	$(401)	$—	$401	$(401)	$—
Net financed sales receivables	29,204	(8,884)	20,320	27,364	(9,589)	17,775
Total	$29,605	$(9,285)	$20,320	$27,765	$(9,990)	$17,775

For the year ended December 31, 2023, the Company recognized less than $0.1 million (2022 — $0.1 million; 2021 —$0.1 million) in Finance Income related to the net investment in leases with billed amounts past due. For the years ended December 31, 2023, 2022 and 2021, the Company did not recognize any Finance Income related to the net investment in leases in nonaccrual status. For the year ended December 31, 2023, the Company recognized $2.7 million (2022 — $3.6 million; 2021 — $3.7 million) in Finance Income related to the financed sales receivables with billed amounts past due. For the year ended December 31, 2023, the Company recognized $0.2 million (2022 — $0.5 million; 2021 — $0.2 million) in Finance Income related to the financed sales receivables in nonaccrual status.

The following tables summarize the activity in the allowance for credit losses related to the Company’s net investment in leases and financed sales receivables for years ended December 31, 2023 and 2022:

	Year Ended December 31, 2023
	Net Investment	Financed
(In thousands of U.S. Dollars)	in Leases	Sales Receivables
Beginning balance	$776	$10,945
Current period reversal, net	(61)	(1,644)
Foreign exchange	(262)	316
Ending balance	$453	$9,617

	Year Ended December 31, 2022
	Net Investment	Net Financed
(In thousands of U.S. Dollars)	in Leases	Sales Receivables
Beginning balance	$798	$5,414
Current period provision, net	5	5,783
Foreign exchange	(27)	(252)
Ending balance	$776	$10,945

For the year ended December 31, 2023, the Company’s allowance for current expected credit losses related to its net investment in leases and financed sales receivables decreased by $1.7 million. This decrease is principally due to the release of China’s COVID-19 pandemic provision of $1.5 million, of which $1.2 million relates to its net investment in leases and financed sales receivables.

For the year ended December 31, 2022, the Company’s allowance for current expected credit losses related to its net investment in leases and financed sales receivables increased by $5.5 million. This decrease is principally due to reserves established against its receivables in Russia due to uncertainties associated with the ongoing Russia-Ukraine conflict and resulting sanctions, partially offset by the reversal of provisions associated with the COVID-19 pandemic as the outlook for the theatrical exhibition industry in Domestic and Rest of World markets continues to improve.

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

The following table summarizes the activity in the Allowance for Credit Losses related to Variable Consideration Receivables for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
(In thousands of U.S. Dollars)	2023	2022
Beginning balance	$610	$1,082
Current period provision (reversal), net	35	(440)
Foreign Exchange	(12)	(32)
Ending balance	$633	$610

For the year ended December 31, 2023, the Company’s allowance for current expected credit losses related to Variable Consideration Receivables remained consistent at $0.6 million. As of December 31, 2023, there was no COVID-19 pandemic provision remaining.

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

For the years ended December 31, 2023, 2022, and 2021 the components of lease expense recorded within Selling, General and Administrative Expenses are as follows:

	Years Ended December 31,
(In thousands of U.S. Dollars)	2023	2022	2021
Operating lease cost:
Amortization of operating lease assets	$2,677	$2,734	$2,791
Interest on operating lease liabilities	768	825	937
Short-term and variable lease costs	507	616	713
Finance lease cost:
Amortization of finance lease assets	398	171	N/A
Interest on finance lease liabilities	45	22	N/A
Total lease cost	$4,395	$4,368	$4,441

For the years ended December 31, 2023, 2022, and 2021, supplemental cash and non-cash information related to leases is as follows:

	Years Ended December 31,
(In thousands of U.S. Dollars)	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating leases	$3,675	$3,783	$3,839
Finance leases	480	948	N/A
Supplemental disclosure of non-cash leasing activities:
Right-of-use assets obtained in exchange for operating lease obligations	972	3,068	1,047
Right-of-use assets obtained in exchange for finance lease obligations	—	1,990	N/A

As of December 31, 2023 and 2022, supplemental balance sheet information related to leases is as follows:

		December 31,
(In thousands of U.S. Dollars)		2023	2022
Assets	Balance Sheet Location
Operating lease right-of-use assets	Property, plant and equipment	$10,599	$12,341
Finance lease right-of-use assets	Property, plant and equipment	1,420	1,876
Liabilities	Balance Sheet Location
Operating lease liabilities	Accrued and other liabilities	12,702	14,641
Finance lease liabilities(1)	Accrued and other liabilities	518	1,011

(1)
Recorded net of $nil (2022 — $0.9 million) upfront payment made upon execution of the finance lease arrangement.

As of December 31, 2023 and 2022, the weighted-average remaining lease term and weighted-average interest rate associated with the Company’s leases are as follows:

	December 31,
	2023	2022
Operating leases:
Weighted-average remaining lease term (years)	4.9	6.0
Weighted-average discount rate	5.85%	5.90%
Finance leases:
Weighted-average remaining lease term (years)	3.6	4.7
Weighted-average discount rate	6.0%	6.0%

As of December 31, 2023, the maturities of the Company’s operating and finance lease liabilities are as follows:

(In thousands of U.S. Dollars)	Operating Leases	Finance Leases
2024	$2,740	$535
2025	2,544	—
2026	2,482	—
2027	2,481	—
2028	2,484	—
Thereafter	2,167	—
Total lease payments	14,898	535
Less: interest expense	(2,196)	(17)
Present value of lease liabilities	$12,702	$518

(b)
IMAX Corporation as a Lessor

The Company provides IMAX Systems to customers through long-term lease arrangements that for accounting purposes are classified as sales-type leases. Under these arrangements, in exchange for providing the IMAX System, the Company earns fixed upfront and ongoing consideration. Certain arrangements that are legal sales are also classified as sales-type leases as certain clauses within the arrangements limit transfer of title or provide the Company with conditional rights to the system. The customer’s rights under the Company’s sales-type lease arrangements are described in Note 2(o). Under the Company’s sales-type lease arrangements, the customer has the ability and the right to operate the hardware components or direct others to operate them in a manner determined by the customer. The Company’s lease portfolio terms are typically non-cancellable for 10 to 20 years with renewal provisions from inception. The Company’s sales-type lease arrangements do not contain a guarantee of residual value at the end of the lease term. The customer is required to pay for executory costs such as insurance and taxes and is required to pay the Company for maintenance and an extended warranty generally after the first year of the lease until the end of the lease term. The customer is responsible for obtaining insurance coverage for the IMAX System commencing on the date specified in the arrangement’s shipping terms and ending on the date the IMAX System is returned to the Company.

The Company also provides IMAX Systems to customers through joint revenue sharing arrangements. Under the traditional form of these arrangements, in exchange for providing the IMAX System under a long-term lease, the Company earns rent based on a percentage of contingent box office receipts and, in some cases, concession revenues, rather than a fixed upfront fee or annual minimum payments. Under certain other joint revenue sharing arrangements, known as hybrid arrangements, the customer is responsible for making fixed upfront payments prior to the delivery and installation of the IMAX System. Under joint revenue sharing arrangements, the customer has the ability and the right to operate the hardware components or direct others to operate them in a manner determined by the customer. The Company’s joint revenue sharing arrangements are typically non-cancellable for 10 years or longer with renewal provisions. Title to the IMAX System under a joint revenue sharing arrangement generally does not transfer to the customer. The Company’s joint revenue sharing arrangements do not contain a guarantee of residual value at the end of the lease term. The customer is required to pay for executory costs such as insurance and taxes and is required to pay the Company for maintenance and an extended warranty throughout the term. The customer is responsible for obtaining insurance coverage for the IMAX System commencing on the date specified in the arrangement’s shipping terms and ending on the date the IMAX System is returned to the Company.

The following lease payments are expected to be received by the Company for its sales-type leases and joint revenue sharing arrangements in each of the next five years and thereafter following the December 31, 2023 balance sheet date:

(In thousands of U.S. Dollars)	Sales-Type Leases	Joint Revenue Sharing Arrangements
2024	$3,222	$71
2025	3,112	27
2026	3,031	—
2027	2,965	—
2028	2,813	—
Thereafter	9,307	—
Total	$24,450	$98

(Refer to Note 6 for additional information related to the net investment in leases related to the Company’s sales-type lease arrangements.)

7. Variable Consideration from Contracts with Customers

The arrangement for the sale of an IMAX System includes indexed minimum payment increases over the term of the arrangement, as well as the potential for additional payments owed by the customer if certain minimum box office receipt thresholds are exceeded. In addition, hybrid sales arrangements include amounts owed by the customer based on a percentage of their box office receipts over the term of the arrangement. These contract provisions are considered to be variable consideration. An estimate of the present value of such variable consideration is recognized as revenue upon the transfer of control of the System Obligation to the customer, subject to constraints to ensure that there is not a risk of significant revenue reversal. This estimate is based on management’s box office projections for the individual IMAX System, which are developed using historical data for the location and, if necessary, comparable theaters and territories. (Refer to Note 2(o) for a more detailed discussion of the Company’s accounting policy related to variable consideration.)

The following table summarizes the activity related to variable consideration from contracts with customers for the years ended December 31, 2023, 2022, and 2021:

(In thousands of U.S. Dollars)
Balance as of January 1, 2021	$40,526
Variable consideration for newly recognized sales	4,696
Accretion to finance income	1,985
Transferred to receivables from variable consideration assets	(3,794)
Movement in allowance for credit losses	805
Balance as of December 31, 2021	44,218
Variable consideration for newly recognized sales	7,109
Accretion to finance income	1,846
Transferred to receivables from variable consideration assets	(9,621)
Movement in allowance for credit losses (see Note 5)	472
Balance as of December 31, 2022	44,024
Variable consideration for newly recognized sales	28,580
Accretion to finance income	2,644
Transferred to receivables from variable consideration assets	(10,887)
Movement in allowance for credit losses (see Note 5)	(23)
Balance as of December 31, 2023	$64,338

8. Inventories

	As of December 31,
(In thousands of U.S. Dollars)	2023	2022
Raw materials	$27,660	$25,365
Work-in-process	2,570	2,034
Finished goods	1,354	4,135
	$31,584	$31,534

As of December 31, 2023, Inventories include finished goods of $0.6 million (December 31, 2022 — $3.5 million) for which title had passed to the customer, but the criteria for revenue recognition were not met as of the balance sheet date.

The following table summarizes the activity for the Company’s inventory valuation allowance account for the years ended December 31, 2023, 2022 and 2021:

	Balance at beginning of year	Additions charged to expenses(1)	Other deductions(2)	Balance at end of year
(In thousands of U.S. Dollars)
Year ended December 31, 2023	$5,739	$64	$(387)	$5,416
Year ended December 31, 2022	4,897	919	(77)	5,739
Year ended December 31, 2021	5,752	629	(1,484)	4,897

(1)
Excludes an expense of $0.5 million charged directly to the Consolidated Statements of Operations during the year ended December 31, 2023 (2022 — recovery of $0.2 million; 2021 — expense of $0.3 million).
(2)
Includes the write-off of amounts previously charged to valuation allowance.

9. Film Assets

	As of December 31,
(In thousands of U.S. Dollars)	2023	2022
Completed and released films, net of accumulated amortization of	$1,382	$1,227
$236,275 (2022 ― $235,029)
Films in production	4,341	1,667
Films in development	1,063	2,383
	$6,786	$5,277

The Company expects to amortize $5.0 million of the Film Assets balance within three years from December 31, 2023, including $3.2 million expected to be amortized in 2024, $0.9 million in 2025, and $0.9 million in 2026. In certain film arrangements, the Company co-produces a film with a third party whereby the third party retaining certain rights to the film. The amount of participation payments owed to third parties related to co-produced films as of December 31, 2023 is $3.8 million (December 31, 2022 — $3.8 million) and is recorded on the Consolidated Balance Sheets within Accrued and Other Liabilities.

In 2023, the Company recorded impairment losses of $0.4 million related to the write-down of film assets (2022 — $0.8 million; 2021 — $0.2 million).

10. Property, Plant and Equipment

	As of December 31, 2023
		Accumulated	Net Book
(In thousands of U.S. Dollars)	Cost	Depreciation	Value
Equipment leased or held for use:
IMAX System components(1)(2)(3)	$334,323	$192,069	$142,254
Camera and connectivity equipment	9,077	5,053	4,024
	343,400	197,122	146,278
Assets under construction(4)	20,125	—	20,125
Right-of-use assets(5)	13,545	1,526	12,019
Other property, plant and equipment:
Land	8,203	—	8,203
Buildings	81,374	33,748	47,626
Office and production equipment(6)	38,223	31,891	6,332
Leasehold improvements	7,926	5,210	2,716
	135,726	70,849	64,877
	$512,796	$269,497	$243,299

	As of December 31, 2022
		Accumulated	Net Book
(In thousands of U.S. Dollars)	Cost	Depreciation	Value
Equipment leased or held for use:
IMAX System components(1)(2)(3)	$345,960	$194,444	$151,516
Camera and connectivity equipment	8,597	3,859	4,738
	354,557	198,303	156,254
Assets under construction(4)	14,379	—	14,379
Right-of-use assets(5)	14,615	398	14,217
Other property, plant and equipment:
Land	8,203	—	8,203
Buildings	81,053	31,519	49,534
Office and production equipment(6)	38,485	31,360	7,125
Leasehold improvements	7,959	4,775	3,184
	135,700	67,654	68,046
	$519,251	$266,355	$252,896

(1)
Included in system components are assets with costs of $1.4 million (2022 — $1.6 million) and accumulated depreciation of $1.2 million (2022 — $1.2 million) that are leased to customers under operating leases.
(2)
Included in system components are assets with costs of $317.8 million (2022 — $323.7 million) and accumulated depreciation of $181.2 million (2022 — $177.9 million) that are used in joint revenue sharing arrangements.
(3)
In 2023, the Company recorded charges of $0.8 million (2022 — $1.0 million; 2021 — $0.4 million) in Costs and Expenses Applicable to Technology Rentals mostly related to the write-down of leased xenon-based digital systems which were taken out of service in connection with customer upgrades to laser-based digital systems, as well as two IMAX Systems that was removed from their existing locations.
(4)
Included in assets under construction are components with costs of $16.4 million (2022 — $9.1 million) that will be utilized to construct assets to be used in joint revenue sharing arrangements.
(5)
The right-of-use assets primarily include operating leases for office and warehouse space.
(6)
Fully depreciated office and production equipment is still in use by the Company. In 2023, the Company identified and wrote off $2.4 million (2022 — $3.5 million) of office and production equipment that is fully depreciated and no longer in use.

11. Other Assets

	As of December 31,
(In thousands of U.S. Dollars)	2023	2022
Lease incentives provided to exhibitor customers, net of accumulated amortization	$17,417	$12,975
Commissions and other deferred selling expenses	1,241	1,336
Other investments	1,000	1,000
Foreign currency derivatives	846	50
Other	375	304
	$20,879	$15,665

12. Income Taxes

(a)
Income (loss) Before Taxes by Jurisdiction

Income (loss) before taxes by tax jurisdiction for the years ended December 31, 2023, 2022, and 2021 consists of the following:

	Years Ended December 31,
(In thousands of U.S. Dollars)	2023	2022	2021
Canada	$(13,366)	$(55,623)	$(55,480)
United States	5,195	4,281	3,218
China	34,433	11,466	53,792
Ireland	19,371	24,070	829
Other	484	6,037	8,628
	$46,117	$(9,769)	$10,987

(b)
Income Tax Expense

Income tax expense for the years ended December 31, 2023, 2022, and 2021 consists of the following:

	Years Ended December 31,
(In thousands of U.S. Dollars)	2023	2022	2021
Income tax expense – current:
Canada	$(3,102)	$(1,149)	$(915)
United States	(1,638)	(274)	(1,038)
China	(3,634)	(4,437)	(11,045)
Ireland	(3,481)	(2,802)	(1,358)
Other	(2,643)	(3,519)	(3,212)
Sub-total	(14,498)	(12,181)	(17,568)
Income tax (expense) benefit – deferred:
Canada(1)	2,456	943	(231)
United States	1,537	(131)	(1,268)
China(2)	(433)	2,763	(381)
Ireland	(2,040)	(1,562)	(997)
Other	(73)	60	(119)
Sub-total	1,447	2,073	(2,996)
Total(3)	$(13,051)	$(10,108)	$(20,564)

(1)
A valuation allowance is recorded in jurisdictions where management has determined, based on the weight of all available evidence, both positive and negative, that a valuation allowance for deferred tax assets is required. For the year ended December 31, 2023, the Company recorded a $0.7 million net decrease (2022 — net increase of $16.8 million) in the valuation allowance against its deferred tax assets in Canada. The $0.7 million net decrease in the valuation allowance recorded in 2023 is reflected within Income Tax Expense in the Company’s Consolidated Statements of Operations.

(2)
The Company’s deferred tax liability of $14.9 million as of December 31, 2022 relates to the estimated applicable foreign withholding taxes associated with historical earnings that were not indefinitely reinvested which will become payable upon the repatriation of any such earnings. During the year ended December 31, 2023, $24.0 million (2022 — $27.4 million) of historical earnings from a subsidiary in China were distributed and as a result, $2.4 million (2022 — $2.7 million) of foreign withholding taxes were paid to the relevant tax authorities. The remaining deferred tax liability on the Company’s Consolidated Balance Sheets as of December 31, 2023 is $12.5 million (2022 — $14.9 million).
(3)
For the year ended December 31, 2023, Income Tax Expense excludes a tax expense of $0.2 million included in Other Comprehensive (Loss) Income (2022 — expense of $0.8 million; 2021 — benefit of $0.3 million).
(c)
Reconciliation of Income Tax Expense to Statutory Rates

For the years ended December 31, 2023, 2022, and 2021, the Company’s effective tax rate and income tax expense differs from the combined Canadian federal and provincial statutory income tax rates due to the following factors:

	Years Ended December 31,
	2023		2022		2021
(In thousands of U.S. Dollars, except rates)	Amount	Rate	Amount	Rate	Amount	Rate
Income tax (expense) benefit at combined statutory rates	$(12,221)	26.5%	$2,596	26.5%	$(2,912)	26.5%
Adjustments resulting from:
Decrease (increase) in valuation allowance	732	(1.6%)	(16,848)	(172.5%)	(14,722)	134.0%
Changes to tax reserves	387	(0.8%)	1,643	16.8%	3,508	(31.9%)
U.S. federal and state taxes	(250)	0.5%	(86)	(0.9%)	(80)	0.7%
Withholding taxes	(5,206)	11.3%	(3,825)	(39.2%)	(4,199)	38.2%
Income tax at different rates in foreign and other provincial jurisdictions	3,144	(6.8%)	3,872	39.6%	3,352	(30.5%)
Investment and other tax credits (non-refundable)	379	(0.8%)	752	7.7%	413	(3.8%)
Changes to deferred tax assets and liabilities resulting from audit and other tax return adjustments	(273)	0.6%	2,278	23.3%	(5,336)	48.6%
Other items included in tax benefit (expense)	257	(0.6%)	(490)	(4.9%)	(588)	5.4%
Income tax expense	$(13,051)	28.3%	$(10,108)	(103.6%)	$(20,564)	187.2%

(d)
Deferred Tax Assets and Deferred Tax Liability

As of December 31, 2023 and 2022, the Company’s deferred tax assets and deferred tax liability consists of the following:

	As of December 31,
(In thousands of U.S. Dollars)	2023	2022
Net operating loss carryforwards	$29,490	$29,158
Investment tax credit and other tax credit carryforwards	5,348	5,213
Write-downs of other assets	1,223	2,341
Excess of tax accounting basis in various assets	15,379	14,549
Accrued pension liability	5,583	5,375
Accrued share-based compensation	8,460	8,920
Income recognition on net investment in leases	(4,691)	(3,344)
Other accrued reserves	9,328	10,552
Total deferred income tax assets	70,120	72,764
Valuation allowance	(62,132)	(62,864)
Deferred income tax asset net of valuation allowance	7,988	9,900
Deferred tax liability	(12,521)	(14,900)
Net deferred tax liability	$(4,533)	$(5,000)

As of December 31, 2023, net deferred tax assets include a liability of $1.3 million (December 31, 2022 — liability of $1.1 million) associated with amounts recognized within Accumulated Other Comprehensive Loss, including unrealized actuarial gains and losses related to the Company’s pension and other postretirement benefit plans and unrealized net gains and losses on cash flow hedging instruments.

(e)
Net Operating Loss Carryforwards

Estimated Canadian net operating loss carryforwards of $123.3 million can be used to reduce taxable income through 2043, China net operating losses of $5.3 million can be used to reduce taxable income through 2028, and $14.4 million of Ireland net operating losses can be carried forward indefinitely. Investment tax credits and other tax credits of $5.2 million can be carried forward to reduce income taxes payable through to 2043.

(f)
Indefinitely Reinvested Assertion

Income taxes are accrued for the earnings of non-Canadian affiliates and associated companies unless management determines that such earnings will be indefinitely reinvested outside of Canada.

In 2020, management completed a reassessment of its strategy with respect to the most efficient means of deploying the Company’s capital resources globally. Based on the results of this reassessment, management concluded that the historical earnings of certain foreign subsidiaries in excess of amounts required to sustain business operations would no longer be indefinitely reinvested. During the year ended December 31, 2023, $24.0 million (2022 — $27.4 million) of historical earnings from a subsidiary in China were distributed and, as a result, $2.4 million (2022 — $2.7 million) of foreign withholding taxes were paid to the relevant tax authorities. The Company has a deferred tax liability of $12.5 million as of December 31, 2023 (2022 — $14.9 million) related to the estimated applicable foreign withholding taxes associated with these historical earnings.

(g)
Valuation Allowance

As of December 31, 2023, the Company’s Consolidated Balance Sheets include net deferred income tax assets of $8.0 million, net of a valuation allowance of $62.1 million (December 31, 2022 — $9.9 million, net of a valuation allowance of $62.9 million). For the year ended December 31, 2023, the Company recorded a net decrease in valuation allowance of $0.7 million (2022 — net increase of $16.8 million). The net decrease includes an increase of $2.0 million in reporting entities where it was concluded that it is more likely than not that the benefit from deferred tax assets will not be realized. This was offset by a decrease of $1.3 million related to the recognition of certain losses in IMAX China that management now considers to be realizable and a decrease of $1.4 million related to uncertain tax positions. The net decrease in the valuation allowance is reflected within Income Tax Expense in the Company’s Consolidated Statements of Operations. The valuation allowance is expected to reverse at the point in time when management determines it is more likely than not that the Company will incur sufficient tax liabilities to allow it to utilize the deferred tax assets against which the valuation allowance is recorded.

(h)
Uncertain Tax Positions

As of December 31, 2023, the Company had total tax reserves (including interest and penalties) of $12.0 million (2022 — $12.3 million) for various uncertain tax positions. While the Company believes it has adequately provided for all tax positions, amounts asserted by taxing authorities could differ from the Company’s accrued liability. Accordingly, additional provisions on federal, provincial, state and foreign tax-related matters may be required in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.

For the year ended December 31, 2023, the Company recorded a net decrease of $0.8 million (2022 — $2.2 million, 2021 —$2.1 million) related to tax reserves (excluding interest and penalties) primarily related to tax years becoming statute barred for purposes of future tax examinations by local tax jurisdictions, partially offset by additional tax positions related to prior years.

The Company has elected to classify interest and penalties related to income tax liabilities, when applicable, as part of the Income Tax Expense in its Consolidated Statements of Operations rather than Interest Expense. The Company recorded a net increase of $0.6 million in potential interest and penalties associated with its provision for uncertain tax positions for the years ended December 31, 2023 (2022 — $0.6 million; 2021 — $1.4 million).

The following table presents a reconciliation of the beginning and ending amount of tax reserves (excluding interest and penalties) for the years ended December 31, 2023, 2022, and 2021:

	Years Ended December 31,
(In thousands of U.S. Dollars)	2023	2022	2021
Balance at beginning of the year	$9,733	$11,939	$14,076
Additions based on tax positions related to the current year	—	11	37
Additions (reductions) for tax positions of prior years	1,552	(94)	(991)
Reductions resulting from lapse of applicable statute of limitations and administrative practices	(2,331)	(2,123)	(1,183)
Balance at the end of the year	$8,954	$9,733	$11,939

The number of years with open tax audits varies depending on the tax jurisdiction. The Company’s material taxing jurisdictions include Canada, the United States, Ireland, and China. The Company’s 2020 through 2023 tax years remain subject to examination by the IRS for United States federal tax purposes, and the 2016 through 2023 tax years remain subject to examination by the appropriate governmental agencies for Canadian federal tax purposes. There are other on-going audits in various other jurisdictions that are not material to the Consolidated Financial Statements.

The Company is subject to audit by tax authorities in the various jurisdictions in which it operates in the ordinary course of its business and believes that it has adequately reserved for the expected exposures in its accounts. During the fourth quarter of 2022, the Company received a Notice of Reassessment (the “Reassessment”) in the amount of $13.2 million (inclusive of interest). A revised Reassessment was issued by the CRA in May 2023 to reduce the amount previously reassessed to $2.7 million (inclusive of interest). The Company has filed a Notice of Objection with respect to this Reassessment and believes that the matter will be resolved on a basis that is consistent with its filing position.

(i)
Income Tax Effect on Other Comprehensive (Loss) Income

For the years ended December 31, 2023, 2022, and 2021, Income Tax Expense related to the components of Other Comprehensive (Loss) Income is as follows:

	Years Ended December 31,
(In thousands of U.S. Dollars)	2023	2022	2021
Unrealized change in defined benefit plan	$20	$(198)	$(37)
Unrealized change in postretirement benefit plans	9	(762)	(35)
Amortization of defined benefit and postretirement benefit plans	175	—	—
Amortization of prior service cost	—	(48)	(48)
Unrealized change in cash flow hedging instruments	(151)	346	(123)
Realized change in cash flow hedging instruments	(234)	(156)	446
Reclassification of unrealized change in ineffective cash flow hedging instruments	—	—	83
	$(181)	$(818)	$286

13. Goodwill and Other Intangible Assets

(a)
Goodwill

As of December 31, 2023, the Company’s total Goodwill was $52.8 million, of which $13.8 million relates to the SSIMWAVE reporting unit, which was acquired on September 22, 2022, and $39.0 million relates to the Technology Products and Services reporting unit (December 31, 2022 — $39.0 million). (Refer to Note 4 for additional information related to the Company’s acquisition of SSIMWAVE).

The Company performed a qualitative impairment test as of the annual assessment date, September 30, 2023, to evaluate whether it is more likely than not that the fair value of its reporting units was less than their respective carrying amounts. Based on such assessment, the Company concluded, with respect to all reporting units other than SSIMWAVE, that it is not more likely than not that the fair value of any such reporting unit is less than its carrying value.

Accordingly, the Company performed the quantitative assessment of goodwill impairment for the SSIMWAVE reporting unit. Based on the quantitative assessment, the Company concluded that there is no impairment in the year ended December 31, 2023 and the fair value of the SSIMWAVE reporting unit exceeded its carrying value.

The Company’s significant assumptions, including revenue growth rates, discount rate and other factors may change in the future based on the changing economic and competitive environment in which it operates. Assuming that all other components of the Company’s fair value estimate remain unchanged, an increase of 100 basis points in discount rate decreases the goodwill headroom by $9.5 million, and a decrease of 10% in the revenue growth rate decreases the goodwill headroom by $24.5 million, without triggering impairment charges of goodwill.

In the year ended December 31, 2022, the Company performed a qualitative impairment test as of the annual assessment date, September 30, 2022, to evaluate whether it is more likely than not that the fair value of its reporting units was less than their respective carrying amounts. Based on its assessment, the Company concluded that it was not more likely than not that the fair value of a reporting unit is less than its carrying amount for all reporting units.

(b)
Other Intangible Assets

	As of December 31, 2023
		Accumulated	Net Book
(In thousands of U.S. Dollars)	Cost	Amortization	Value
Licenses and intellectual property	$26,168	$16,657	$9,511
Internal use software	36,647	27,342	9,305
Developed technology	6,282	1,329	4,953
In process research and development	3,810	—	3,810
Patents and trademarks	12,389	9,530	2,859
Customer relationships	1,340	251	1,089
Marketing-related intangibles	4,338	952	3,386
Other	160	51	109
	$91,134	$56,112	$35,022

	As of December 31, 2022
		Accumulated	Net Book
(In thousands of U.S. Dollars)	Cost	Amortization	Value
Licenses and intellectual property	$26,168	$15,232	$10,936
Internal use software	30,454	25,413	5,041
Developed technology	5,821	267	5,554
In process research and development	3,810	—	3,810
Patents and trademarks	13,031	9,771	3,260
Customer relationships	1,340	50	1,290
Marketing-related intangibles	3,041	344	2,697
Other	160	10	150
	$83,825	$51,087	$32,738

During 2023, the Company capitalized $8.2 million related to the development of internal use software, marketing-related intangibles, as well as additions in patents and trademarks and other intangible assets (2022 — $5.1 million). The weighted average amortization period for these additions is 4.3 years (2022 — 4.7 years). The net book value of the other intangible assets capitalized in 2023 was $8.1 million as of December 31, 2023 (2022 — $15.5 million). During 2022, the Company acquired $11.2 million of intangible assets through its acquisition of SSIMWAVE. (Refer to Note 4.)

During 2023, the Company incurred costs of $0.4 million to renew or extend the term of acquired patents and trademarks which were recorded in Selling, General and Administrative expenses (2022 — $0.4 million); 2021 — $0.1 million).

Fully amortized other intangible assets are still in use by the Company. In 2023, the Company identified and wrote off $1.0 million (2022 — $0.1 million; 2021—$0.1 million) of fully amortized patents and trademarks that are no longer in use.

The estimated amortization expense for each of the next five years following the December 31, 2023 balance sheet date is as follows:

(In thousands of U.S. Dollars)
2024	$7,749
2025	8,063
2026	7,266
2027	5,015
2028	3,794

14. Borrowings

(a)
Revolving Credit Facility Borrowings, Net

As of December 31, 2023 and 2022, Revolving Credit Facility Borrowings, Net includes the following:

	December 31,	December 31,
(In thousands of U.S. Dollars)	2023	2022
Wells Fargo Credit Facility borrowings	$24,000	$25,000
HSBC China Facility borrowings	—	12,496
Bank of China Facility borrowings	—	374
Unamortized debt issuance costs	(1,076)	(1,759)
Revolving Credit Facility Borrowings, net	$22,924	$36,111

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

The Credit Agreement has a revolving borrowing capacity of $300.0 million, and contains an uncommitted accordion feature allowing the Company to further increase its borrowing capacity by the greater of $140.0 million, for a total of $440.0 million, or by the Company's EBITDA for the sum of the four most recently ended fiscal quarters, subject to certain conditions, depending on the mix of revolving loans and/or term loans under the incremental facility and subject to conditions set forth in the Credit Agreement.

The Credit Facility requires that the Company maintain a maximum Senior Secured Net Leverage Ratio (as defined in the Credit Agreement) of no greater than 3.25:1.00, on the last day of each Fiscal Quarter. The Senior Secured Net Leverage Ratio is the ratio of Total Debt (as defined in the Credit Agreement), secured by liens, net of unrestricted cash and cash equivalents held outside of the PRC to a maximum of $75.0 million, relative to Adjusted EBITDA per Credit Facility for the four prior quarters. The Senior Secured Net Leverage Ratio is calculated using Adjusted EBITDA per Credit Facility determined on a trailing twelve-month basis. The Company was in compliance with this requirement as of December 31, 2023 as the Senior Secured Net Leverage Ratio was 0.00:1.00.

Loans under the Credit Facility bear interest, at the Company’s option, at (i) Term Secure Overnight Financing Rate (“SOFR“), Eurocurrency Rate or Canadian Dollar Offered Rate (“CDOR”) plus a margin ranging from 1.00% to 1.75% per annum; or (ii) the U.S. base rate or the Canadian prime rate plus a margin ranging from 0.25% to 1.00% per annum, in each case depending on the Company’s total leverage ratio. In no event will Term SOFR, Eurocurrency Rate or CDOR be less than 0.00% per annum.

As of December 31, 2023, borrowings under the Credit Facility were $24.0 million (December 31, 2022 — $25.0 million) and bear interest at Term SOFR, plus a margin up to 1.75% per annum (December 31, 2022 — 1.75%) based on the Company’s total leverage ratio. The effective interest rate for the year ended December 31, 2023 was 6.83% (2022 — 5.64%).

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

In conjunction with the proposal to acquire the outstanding 96.3 million shares in IMAX China Holding, Inc. (“IMAX China”) (the “China Transaction”), the Company obtained a consent on June 30, 2023 under the Credit Facility to temporarily increase the Letter of Credit (“LC”) Accommodations Sublimit from $25.0 million to $130.0 million. On July 11, 2023, the Company obtained a LC in the amount of $130.0 million in favor of Morgan Stanley Asia Limited, the financial adviser for the China Transaction, to provide certainty of funds for the proposed proceeds and transaction costs payable with respect to the China Transaction. At the Extraordinary General Meeting of IMAX China shareholders held on October 9, 2023, the vast majority voted in favor of the China Transaction; however, the Company did not receive approval from 90% of disinterested IMAX China shareholders as required by Hong Kong law and, as a result, the Company’s proposal to acquire IMAX China’s outstanding shares did not proceed. Consequently, the LC and the temporary increase of the LC Accommodations Sublimit were canceled effective October 11, 2023.

As of December 31, 2023 and 2022, the Company had no letters of credit or advance payment guarantees outstanding under the Credit Facility.

As of December 31, 2023, the amount available for future borrowings under the Credit Facility was $276.0 million.

Foreign Exchange Facility

Within the Credit Facility, the Company is able to purchase foreign currency forward contracts and/or other swap arrangements. As of December 31, 2023, the net unrealized gain on the Company’s outstanding foreign currency forward contracts was $0.8 million, representing the amount by which the fair value of these forward contracts exceeded their nominal value ( 2022 — net unrealized loss of $0.6 million; 2021 — net unrealized gain of $0.1 million). As of December 31, 2023, the notional value of the Company’s outstanding foreign currency forward contracts was $40.6 million (December 31, 2022 — $24.7 million).

Bank of China Facility

In June 2022, IMAX (Shanghai) Multimedia Technology Co., Ltd. (“IMAX Shanghai”), one of the Company’s majority-owned subsidiaries in China, renewed its unsecured revolving facility with Bank of China for up to 200.0 million Chinese Renminbi (“RMB”) ($28.2 million), including RMB 10.0 million ($1.4 million) for letters of guarantee, to fund ongoing working capital requirements (the “Bank of China Facility”). The Bank of China Facility expired in September 2023 and has been renewed to February 21, 2025.

As of December 31, 2023, no borrowings were outstanding under the Bank of China Facility and outstanding letters of guarantee were RMB 0.2 million (less than $0.1 million). As of December 31, 2022, outstanding Bank of China Facility borrowings were RMB 2.6 million ($0.4 million) and outstanding letters of guarantee were RMB 2.8 million ($0.4 million).

As of December 31, 2023, the amount available for future borrowings under the Bank of China Facility was RMB 190.0 million ($26.8 million) and the amount available for letters of guarantee was RMB 9.8 million ($1.4 million). The amount available for future borrowings under the Bank of China Facility is not subject to a standby fee. The effective interest rate for the year ended December 31, 2023 was 3.85% (2022 — 4.12%).

HSBC China Facility

In June 2022, IMAX Shanghai entered into an unsecured revolving facility for up to RMB 200.0 million ($28.2 million) with HSBC Bank (China) Company Limited, Shanghai Branch to fund ongoing working capital requirements (the “HSBC China Facility”). As of December 31, 2023, no borrowings were outstanding under the HSBC China facility (December 31, 2022 - RMB 87 million or $12.5 million). As of December 31, 2023, the amount available for future borrowings under the HSBC China Facility was RMB 200.0 million ($28.2 million). The effective interest rate for the year ended December 31, 2023 was 3.88% (2022— 3.91%).

NBC Facility

In October 2019, the Company entered into a $5.0 million facility with National Bank of Canada (the “NBC Facility”) fully insured by Export Development Canada for use solely in conjunction with the issuance of performance guarantees and letters of credit. The NBC Facility has been renewed to August 21, 2024. The NBC Facility is renewable on the same terms and conditions on an annual basis. The Company did not have any letters of credit or advance payment guarantees outstanding as of December 31, 2023 and 2022 under the NBC Facility.

(b)
Convertible Notes and Other Borrowings, Net

As of December 31, 2023 and December 31, 2022, Convertible Notes and Other Borrowings, Net includes the following:

	December 31,	December 31,
(In thousands of U.S. Dollars)	2023	2022
Convertible Notes	$230,000	$230,000
Unamortized discounts and debt issuance costs	(3,367)	(4,870)
Convertible Notes, net	226,633	225,130

Federal Economic Development Loan	3,200	2,812
Unaccreted interest benefit	(702)	(1,030)
Federal Economic Development Loan, net	2,498	1,782

Convertible Notes and Other Borrowings, net	$229,131	$226,912

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

The Capped Call Transactions meet all of the applicable criteria for equity classification in accordance with ASC 815-10-15-74(a), “Derivatives and Hedging — Embedded Derivatives — Certain Contracts Involving an Entity’s Own Equity,” and, as a result, the related $19.1 million cost was recorded as a reduction to Other Equity within Shareholders’ Equity on the Company’s Consolidated Statements of Shareholders’ Equity and Consolidated Balance Sheets.

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

Federal Economic Development Loan

The Company’s wholly-owned subsidiary, SSIMWAVE, entered into a contribution agreement with the Federal Economic Development Agency for Southern Ontario (the “Federal Economic Development Loan”) on May 29, 2019, under which SSIMWAVE received $4.2 million Canadian Dollar ($3.2 million) by way of repayable contributions toward certain eligible projects costs. The contributions under the agreement covered 35% of the eligible and supported costs incurred by SSIMWAVE between January 10, 2019 and December 31, 2022. The contributions were repayable over 60 months, with repayments to begin in January 2024 and an annual interest rate of 0%. As a result of SSIMWAVE amalgamating with the Company on January 1, 2024, the Federal Economic Development Loan was reassigned to the Company on January 4, 2024. Under the reassigned and amended agreement, the contributions are repayable over 36 months beginning January 2024, with an annual interest rate of 0%.

The benefit of the interest-free loan has been determined by calculating the present value of the payments using a market-based interest rate and comparing this to the proceeds received. The benefit is recorded as the interest-free benefit of government funding within Interest Income on the Company’s Consolidated Statements of Operations. The obligation is being accreted to its maturity amount, resulting in an interest accretion expense of $0.5 million in 2023 (2022 — less than $0.1 million) which is being recorded within Interest Expense on the Company’ Consolidated Statements of Operations.

As of December 31, 2023, the Federal Economic Development Loan has a carrying value of $2.5 million, net of unaccreted interest benefit and is recorded within Convertible Notes and Other Borrowings, Net on the Company’s Consolidated Balance Sheets.

15. Commitments

In the ordinary course of its business, the Company enters into contractual agreements with third parties that include non-cancelable payment obligations, for which it is liable in future periods. These arrangements can include terms binding the Company to minimum payments and/or penalties if it terminates the agreement for any reason other than an event of default as described by the agreement. The following table presents a summary of the Company’s contractual obligations and commitments as of December 31, 2023:

	Payments Due by Period
(In thousands of U.S. Dollars)	Total Obligation	Less Than One Year	1 to 3 years	3 to 5 years	Thereafter
Purchase obligations(1)	$35,210	$33,723	$1,192	$24	$271
Pension obligations(2)	20,298	—	20,298	—	—
Operating lease obligations(3)	14,898	2,740	5,026	4,965	2,167
Finance lease obligations	518	518	—	—	—
Wells Fargo Facility	24,000	24,000	—	—	—
Federal Economic Development Loan(4)	3,200	965	2,235	—	—
Convertible Notes(5)	232,875	1,150	231,725	—	—
Postretirement benefits obligations	2,489	106	221	228	1,934
	$333,488	$63,202	$260,697	$5,217	$4,372

(1)
Represents total payments to be made under binding commitments with suppliers and outstanding payments to be made for supplies ordered, but yet to be invoiced.
(2)
The Company has an unfunded defined benefit pension plan covering its Chief Executive Officer. (Refer to Note 23.)
(3)
Represents total minimum annual rental payments due under the Company’s operating leases. (Refer to Note 6.)
(4)
The Federal Economic Development Loan will be repayable over 36 months, with repayments estimated to begin in January 2024. (Refer to Note 14(b).)
(5)
The Convertible Notes bear interest at a rate of 0.500% per annum on the principal of $230.0 million, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2021. The Convertible Notes will mature on April 1, 2026, unless earlier repurchased, redeemed or converted. (Refer to Note 14(b).)

The Company compensates its sales force with both fixed and variable compensation. Commissions on the sale or lease of IMAX Systems are payable in graduated amounts from the time of collection of the customer’s first payment to the Company up to the collection of the customer’s last initial payment. As of December 31, 2023, $2.7 million (December 31, 2022 — $2.2 million) of commissions have been accrued and will be payable in future periods.

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

(i) In January 2004, the Company and IMAX Theatre Services Ltd., a subsidiary of the Company, commenced an arbitration seeking damages before the International Court of Arbitration of the International Chamber of Commerce (the “ICC”) with respect to the breach by Electronic Media Limited (“EML”) of its December 2000 agreement with the Company. In June 2004, the Company commenced a related arbitration before the ICC against EML’s affiliate, E-City Entertainment (I) PVT Limited (“E-City”). On March 27, 2008, the arbitration panel issued a final award in favor of the Company in the amount of $11.3 million, as well as an additional $2,512 each day in interest from October 1, 2007 until the date the award is paid. In July 2008, E-City commenced a proceeding in Mumbai, India seeking to prevent recognition of the ICC award in India. On March 10, 2017, the Supreme Court of India dismissed E-City’s petition. On March 29, 2017, the Company filed an Execution Application in the Bombay High Court seeking to enforce the ICC award against E-City and several related parties, which award the Company calculates to be $26.2 million, inclusive of interest, as of December 31, 2023. That matter is currently pending. The Company has also taken steps to enforce the ICC final award outside of India. In December 2011, the Ontario Superior Court of Justice issued an order recognizing the final award and requiring E-City to pay the Company $30,000 to cover the costs of the application, and in May 2012, the New York Supreme Court recognized the Canadian judgment and entered it as a New York judgment. The Company intends to continue pursuing its rights and seeking to enforce the award, although no assurances can be given with respect to the ultimate outcome.

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

Financial Guarantees

Certain subsidiaries of the Company have provided significant financial guarantees to third parties under the Credit Agreement (see Note 14).

Product Warranties

The Company’s accrual for product warranties, which is recorded within Accrued and Other Liabilities in the Consolidated Balance Sheets, was less than $0.1 million and $nil as of December 31, 2023 and 2022, respectively.

Director/Officer Indemnifications

The Company’s by-laws contain an indemnification of its directors/officers, former directors/officers, and persons who have acted at its request to be a director/officer of an entity in which the Company is a shareholder or creditor, to indemnify them, to the extent permitted by the Canada Business Corporations Act, against expenses (including legal fees), judgments, fines and any amounts actually and reasonably incurred by them in connection with any action, suit or proceeding in which the directors and/or officers are sued as a result of their service, if they acted honestly and in good faith with a view to the best interests of the Company. In addition, the Company has entered into indemnification agreements with each of its directors in order to effectuate the foregoing. The nature of the indemnification prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to counterparties. The Company has purchased directors’ and officers’ liability insurance. No amount has been accrued in the Company’s Consolidated Balance Sheets as of December 31, 2023 and December 31, 2022 with respect to this indemnity.

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

(b)
Settlements of Share-Based Compensation

During the years ended December 31, 2023, 2022, and 2021, the Company settled the exercise of stock options and the vesting of PSUs and RSUs with its common shares. These settlements were either through newly issued common shares from treasury or through the purchase of common shares in the open market by the IMAX LTIP trustee. The following table summarizes the settlement of stock option, PSU and RSU transactions:

	Years Ended December 31,
	2023	2022	2021
Stock options
Issued from treasury	—	—	41,613
Total stock options exercised	—	—	41,613
PSUs
Issued from treasury	233,306	—	—
Shares withheld for tax withholdings	135,296	—	—
Total PSUs vested	368,602	—	—
RSUs
Issued from treasury	514,383	596,277	531,629
Plan trustee purchases	—	—	723
Shares withheld for tax withholdings	232,749	203,954	157,520
Total RSUs vested	747,132	800,231	689,872

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

For the year ended December 31, 2023, share-based compensation expense totaled $23.6 million (2022 — $27.0 million; 2021 — $25.6 million) and is reflected in the following accounts in the Consolidated Statements of Operations:

	Years Ended December 31,
(In thousands of U.S. Dollars)	2023	2022	2021
Cost and expenses applicable to revenues	$850	$1,156	$1,490
Selling, general and administrative expenses	22,534	25,438	23,776
Research and development	434	419	348
Exit costs, restructuring charges and associated impairments	(267)	—	—
	$23,551	$27,013	$25,614

As of December 31, 2023, the Company has reserved a total of 5,538,873 (December 31, 2022 — 5,788,499) common shares for future issuance under the IMAX LTIP. Of this amount, 3,329,422 common shares are reserved for the future exercise of stock options (December 31, 2022 — 3,604,739), 922,621 common shares are reserved for the future vesting of PSUs (December 31, 2022 — 931,716), and 1,286,830 common shares are reserved for the future vesting of RSUs (December 31, 2022 — 1,252,044). As of December 31, 2023, 3,329,422 stock options in respect of common shares (December 31, 2022 — 3,523,335) were vested and exercisable.

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

All stock option awards are granted at the fair market value of the Company’s common shares on the date of grant. The fair market value of a common share on a given date is based on the higher of the closing price of a common share on either: (i) the grant date or (ii) the most recent trading date if the grant date is not a trading date on the New York Stock Exchange (“NYSE”) or such national exchange as may be designated by the Company’s Board of Directors. All stock options have been vested and expire 10 years or less from the date of the grant. The SOP and IMAX LTIP provide for double-trigger accelerated vesting in the event of a change in control, as defined in each plan.

The Company recorded the following expenses related to stock options issued to employees and directors under the IMAX LTIP and SOP:

	Years Ended December 31,
(In thousands of U.S. Dollars)	2023	2022	2021
Stock option expense	$84	$572	$1,064

For the year ended December 31, 2023, the Company’s Consolidated Statements of Operations includes an income tax benefit of $nil related to stock option expense (2022 — $0.1 million; 2021 — $0.1 million).

As of December 31, 2023, 2022, and 2021, unrecognized share-based compensation expense related to non-vested employee stock options is as follows:

	As of December 31,
(In thousands of U.S. Dollars)	2023	2022	2021
Expense not yet recognized related to non-vested employee stock options	$—	$86	$662

As of 2023, 2022, and 2021, unrecognized share-based compensation expense related to non-vested employee stock options is expected to be recognized over the following weighted-average periods:

	As of December 31,
	2023	2022	2021
Weighted average period (in years)	—	0.2	1.1

During the years ended December 31, 2023, 2022 and 2021, the Company did not grant any stock options.

The following table summarizes the stock option activity under the SOP and IMAX LTIP for the years ended December 31, 2023, 2022, and 2021:

				Weighted Average Exercise
	Number of Shares			Price Per Share
	2023	2022	2021	2023	2022	2021
Stock options outstanding, beginning of year	3,604,739	3,736,157	4,892,962	$26.36	$26.61	$26.81
Granted	—	—	—	—	—	—
Exercised	—	—	(41,613)	—	—	21.23
Forfeited	—	(796)	(88,934)	—	22.49	22.49
Expired	(275,317)	(126,569)	(903,038)	27.95	33.61	28.31
Cancelled	—	(4,053)	(123,220)	—	27.92	26.68
Stock options outstanding, end of year	3,329,422	3,604,739	3,736,157	26.23	26.36	26.61
Stock options exercisable, end of year	3,329,422	3,523,335	3,488,107	26.23	26.45	26.93

As of December 31, 2023, 3,329,422 options outstanding included both fully vested and unvested options with a weighted average exercise price of $26.23, an aggregate intrinsic value of $nil and a weighted average remaining contractual life of 2.4 years. The intrinsic value of options exercised in 2023 was $nil (2022 —$ nil; 2021 — $0.1 million).

IMAX LTIP Restricted Share Units

RSUs have been granted to employees and directors under the IMAX LTIP. Each RSU represents a contingent right to receive a common share and is the economic equivalent of one common share. The grant date fair value of each RSU is equal to the share price of the Company’s stock at the grant date or the average closing price of the Company’s common share for five days prior to the date of grant. For the years ended December 31, 2023, 2022, and 2021, the Company recorded the following expenses related to RSUs issued to employees and directors in the IMAX LTIP:

	Years Ended December 31,
(In thousands of U.S. Dollars)	2023	2022	2021
RSU expenses	$12,612	$15,498	$15,555

The Company’s actual tax benefits realized for the tax deductions related to the vesting of RSUs was $0.8 million for the year ended December 31, 2023 (2022 — $0.9 million; 2021 — $0.6 million).

The Company’s accrued liability for granted RSUs was $2.7 million as of December 31, 2023 (December 31, 2022 — $0.8 million).

Total share-based compensation expense related to non-vested RSUs not yet recognized and the weighted average period over which the awards are expected to be recognized are as follows:

	Years Ended December 31,
(In thousands of U.S. Dollars)	2023	2022	2021
Expense not yet recognized related to non-vested RSUs	$16,256	$17,457	$15,913

Weighted average period awards are expected to be recognized (in years)	1.7	1.5	1.6

The following table summarizes the activity in respect of RSUs issued under the IMAX LTIP for the years ended December 31, 2023, 2022, and 2021:

	Number of Awards			Weighted Average Grant Date Fair Value Per Share
	2023	2022	2021	2023	2022	2021
RSUs outstanding, beginning of year	1,252,044	1,457,883	1,564,838	$19.16	$19.16	$18.33
Granted	900,199	708,313	831,123	17.82	19.31	21.03
Vested and settled	(747,132)	(800,231)	(689,872)	18.65	19.10	19.46
Forfeited	(118,281)	(113,921)	(248,206)	19.12	20.39	19.38
RSUs outstanding, end of year	1,286,830	1,252,044	1,457,883	18.53	19.16	19.16

Historically, RSUs granted under the IMAX LTIP have vested between immediately and three years from the grant date. On June 3 2020, the IMAX LTIP was amended to require a minimum vesting period of one year on future RSU grants, with a carve-out for an aggregate of no more than 5% of the total number of common shares authorized for issuance under the plan that may vest on a shorter schedule. Vesting of the RSUs is subject to continued employment or service with the Company. The following table summarizes the number of RSUs issued from the carve-out balance:

Approved under the IMAX LTIP	1,030,000
Issued during previous years	(541,942)
Issued during 2023	(63,443)
Outstanding, December 31, 2023	424,615

Restricted Share Units to Non-Employees

During the years ended December 31, 2023, 2022 and 2021, the Company did not grant any restricted share units to non-employees. The Company did not record any expenses for the year ended December 31, 2023 related to RSU grants issued to non-employees of the Company (2022 ― $nil; 2021 ― $nil).

IMAX LTIP Performance Stock Units Summary

The Company grants two types of PSUs awards, one which vests based on a combination of employee service and the achievement of certain Adjusted EBITDA targets and one which vests based on a combination of employee service and the achievement of total TSR targets. The achievement of the Adjusted EBITDA and TSR targets in these PSUs is determined over a three-year performance period. At the conclusion of the three-year performance period, the number of PSUs that ultimately vest can range from 0% to a maximum vesting opportunity of 175% of the initial Adjusted EBITDA PSU award or 150% of the initial TSR PSU award, depending upon actual performance versus the established Adjusted EBITDA and TSR targets, respectively.

The grant date fair value of PSUs with Adjusted EBITDA targets is equal to the closing price of the Company’s common shares on the date of grant or the average closing price of the Company’s common shares for five days prior to the date of grant. The grant date fair value of PSUs with TSR targets is determined on the grant date using a Monte Carlo Model. The compensation expense attributable to each type of PSU is recognized on a straight-line basis over the requisite service period.

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

The amount and timing of compensation expense recognized for PSUs with Adjusted EBITDA targets is dependent upon management's assessment of the likelihood of achieving these targets. If, as a result of management’s assessment, it is projected that a greater number of PSUs will vest than previously anticipated, a life-to-date adjustment to increase compensation expense is recorded in the period that such determination is made. Conversely, if, as a result of management’s assessment, it is projected that a lower number of PSUs will vest than previously anticipated, a life-to-date adjustment to decrease compensation expense is recorded in the period that such determination is made.

For the years ended December 31, 2023, 2022, and 2021, the Company recorded the following expenses related to outstanding PSUs, which includes adjustments reflecting management’s estimate of the number of PSUs with Adjusted EBITDA targets expected to vest:

	Years Ended December 31,
(In thousands of U.S. Dollars)	2023	2022	2021
PSU expenses	$7,859	$8,306	$5,322

The Company’s actual tax benefits realized for the tax deductions related to the vesting of PSUs was $0.3 million for the year ended December 31, 2023 (2022 ― $nil; 2021 ― $nil).

Total share-based compensation expense related to non-vested PSUs not yet recognized and the weighted average period over which the awards are expected to be recognized are as follows:

	Years Ended December 31,
(In thousands of U.S. Dollars)	2023	2022	2021
Expense not yet recognized related to non-vested PSUs	$10,907	$10,800	$9,254

Weighted average period awards are expected to be recognized (in years)	1.8	1.8	1.8

The following table summarizes the activity in respect of PSUs issued under the IMAX LTIP:

	Number of Awards			Weighted Average Grant Date Fair Value Per Share
	2023	2022	2021	2023	2022	2021
PSUs outstanding, beginning of year	931,716	613,405	361,844	$18.96	$18.21	$15.68
Granted(1)	585,602	359,138	309,574	17.69	20.34	20.77
Vested and settled(1)	(368,602)	—	—	16.92	—	—
Forfeited(2)	(226,095)	(40,827)	(58,013)	18.19	19.90	16.11
PSUs outstanding, end of year(3)	922,621	931,716	613,405	19.16	18.96	18.21

(1)
For the year ended December 31, 2023, the balance of shares granted includes 157,963 additional shares, at a weighted average grant date fair value per share of $16.92, as PSUs granted in 2020 with Adjusted EBITDA targets vested at 175% on account of full achievement of the targets.
(2)
Forfeited PSUs include the TSR awards issued in 2020 which did not vest as the market condition was not satisfied. The Company recorded an expense of $1.5 million associated with these 104,633 shares that were not adjusted at the time of forfeiture.
(3)
Outstanding PSUs include the TSR awards issued in 2021 which are not anticipated to vest. The Company recorded an expense of $1.5 million associated with these 68,850 shares that will not be adjusted at the time of forfeiture.

As of December 31, 2023, the maximum number of shares of common stock that may be issued with respect to PSUs outstanding is 1,591,329, assuming full achievement of the Adjusted EBITDA and TSR targets.

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

For the years ended December 31, 2023, 2022, and 2021, share-based compensation expense related to China Options, China RSUs and China PSUs was as follows:

	Years Ended December 31,
(In thousands of U.S. Dollars)	2023	2022	2021
Expense
China Options	$12	$91	$285
China RSUs	2,337	2,284	2,810
China PSUs	647	262	578
Total	$2,996	$2,637	$3,673

In 2022, IMAX China modified the terms of certain fully vested stock options to extend their contractual life by one year and recorded an associated expense of $0.1 million (2021 ― $0.1 million). No such charges were incurred in 2023.

Issuer Purchases of Equity Securities

On June 12, 2017, the Company announced that the Board of Directors approved a $200.0 million share repurchase program for its common shares that would have initially expired on June 30, 2020, which was subsequently extended and increased in the total share repurchase authority to $400.0 million. In 2023, the Company’s Board of Directors approved a 36-month extension to its share repurchase program through June 30, 2026. As of December 31, 2023, the Company has $167.0 million authorized for repurchase under its approved repurchase program. The repurchases may be made either in the open market or through private transactions, including repurchases made pursuant a plan intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, subject to market conditions, applicable legal requirements, and other relevant factors. The Company has no obligation to repurchase shares and the share repurchase program may be suspended or discontinued by the Company at any time. In 2023, the Company repurchased 1,604,420 (2022 ― 5,401,852) common shares at an average price of $16.45 per share (2022 ― $15.19 per share), for a total of $26.4 million (2022 ― $82.0 million), excluding commissions, of which 108,393 were common shares (2022 ― 140,000) where settlement occurred subsequent to December 31, 2023, at an average price of $14.98 per share for a total of $1.6 million, excluding commissions.

The following table summarizes the Company’s share repurchases during the years ended December 31, 2023 and 2022:

	Total Number of Shares Repurchased		Average Price Paid Per Share
(in thousands of U.S. Dollars)	2023	2022	2023	2022
Shares repurchased	1,604,420	5,401,852	$16.45	$15.19

For the years ended December 31, 2023 and 2022, there were no shares purchases in the administration of employee share based plans.

As of December 31, 2023, the IMAX LTIP trustee held nil shares. Any shares held with the trustee are recorded at cost and are reported as a reduction against Capital Stock on the Company’s Consolidated Balance Sheets.

In 2022, IMAX China’s shareholders granted its Board of Directors (“IMAX China Board”) a general mandate authorizing the IMAX China Board, subject to applicable laws, to repurchase shares of IMAX China not to exceed 10% of the total number of issued shares as of June 23, 2022 (34,063,480 shares). This program expired on the date of the 2023 Annual General Meeting of IMAX China on June 7, 2023. During the 2023 Annual General Meeting, shareholders approved the repurchase of shares of IMAX China not to exceed 10% of the total number of shares as of June 7, 2023 (33,959,314 shares). This program will be valid until the 2024 Annual General Meeting of IMAX China. The repurchases may be made in the open market or through other means permitted by applicable laws. IMAX China has no obligation to repurchase its shares and the share repurchase program may be suspended or discontinued by IMAX China at any time.

In 2023, IMAX China repurchased 16,800 (2022 ― 2,961,800) common shares at an average price of HKD 7.11 per share (U.S. $0.91 per share) for a total of HKD 0.1 million or less than U.S. $0.1 million (2022 ― HKD 8.0 per share or U.S. $1.02 per share, for a total of HKD 23.7 million or U.S. $3.0 million). The change in non-controlling interest as a result of common shares repurchased by IMAX China is recorded within Non-Controlling Interest in the Consolidated Balance Sheets and the Consolidated Statements of Shareholders’ Equity. The difference between the consideration paid and the ownership interest obtained as a result of IMAX China share repurchases is recorded within Other Equity in the Consolidated Balance Sheets and the Consolidated Statements of Shareholders’ Equity (see Note 2(a)).

The following table summarizes the IMAX China’s share repurchases during the years ended December 31, 2023 and 2022:

	Total Number of Shares Repurchased		Average Price Paid Per Share
(in thousands of U.S. Dollars)	2023	2022	2023	2022
Shares repurchased	16,800	2,961,800	$0.91	$1.02
(d)
Basic and Diluted Weighted Average Shares Outstanding

The following table reconciles the denominator of the basic and diluted weighted average share computations:

	Years Ended December 31,
(In thousands)	2023	2022	2021
Issued and outstanding, beginning of period	54,149	58,654	58,921
Weighted average number of shares issued (repurchased) , net	161	(1,980)	205
Weighted average number of shares outstanding - basic and diluted	54,310	56,674	59,126

Weighted average effect of potential common shares, if dilutive	836	—	—
Weighted average number of shares outstanding - diluted	55,146	56,674	59,126

For the year ended December 31, 2023, the calculation of diluted earnings per share excludes 3,380,142 (2022 ― 4,523,121; 2021 ― 6,131,792) shares that are issuable upon the vesting of 18,877 RSUs (2022 ― 637,120; 2021 ― 1,457,883), the vesting of 31,843 PSUs (2022 ― 281,262; 2021 ― 937,752), and the exercise of 3,329,422 stock options (2022 ― 3,604,739; 2021 ― 3,736,157 ), as the effect would be anti-dilutive.

The calculation of diluted weighted average shares outstanding for the year ended December 31, 2023 also excludes any shares potentially issuable upon the conversion of the Convertible Notes as the average market price of the Company’s common shares during the period of time they were outstanding was less than the conversion price of the Convertible Notes. (Refer to Note 14(b).)

(e)
Statutory Surplus Reserve

Pursuant to the corporate law of the PRC, entities registered in the PRC are required to maintain certain statutory reserves, which are appropriated from after-tax profits, after offsetting accumulated losses from prior years, before dividends can be declared or paid to equity holders.

The Company’s PRC subsidiaries are required to appropriate 10% of statutory net profits to statutory surplus reserves, upon distribution of their after-tax profits. The Company’s PRC subsidiaries may discontinue the contribution when the when the aggregate sum of the statutory surplus reserve is more than 50% of their registered capital. The statutory surplus reserve is non-distributable other than during liquidation and may only be used to fund losses from prior years, to expand production operations, or to increase the capital of the subsidiaries. In addition, the subsidiaries may make further contribution to the discretional surplus reserve using post-tax profits in accordance with resolutions of the Board of Directors.

The statutory surplus reserve of RMB 36.4 million ($5.6 million) has reached 50% of its PRC subsidiaries’ registered capital, as such no further contributions to the reserve are required.

18. Consolidated Statements of Operations Supplemental Information

(a)
Selling Expenses

The following table summarizes the Company’s selling expenses, including sales commissions and marketing and other, which are recognized within Costs and Expenses Applicable to Revenues in the Consolidated Statements of Operations, for the years ended December 31, 2023, 2022 and 2021:

	Years Ended December 31,
	2023		2022		2021
(In thousands of U.S. Dollars)	Sales Commissions	Marketing and Other	Sales Commissions	Marketing and Other	Sales Commissions	Marketing and Other
Technology sales(1)	$1,575	$1,103	$479	$810	$1,885	$989
Image enhancement and maintenance services(2)	—	15,200	—	20,284	—	8,923
Technology rentals(3)	478	734	85	663	399	1,109
Total	$2,053	$17,037	$564	$21,757	$2,284	$11,021

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
(b)
Foreign Exchange

Included in Selling, General and Administrative Expenses for the year ended December 31, 2023 is a foreign currency net loss of $0.7 million resulting from changes in exchange rates related to foreign currency denominated monetary assets and liabilities, primarily due to the slower pace of RMB weakening against the U.S. Dollar throughout 2023, as compared to a net loss of $3.2 million and a net gain of $1.3 million for the years ended December 31, 2022 and 2021, respectively. Refer to Note 22(c) for additional information.

(c)
Collaborative Arrangements

Joint Revenue Sharing Arrangements

Refer to Note 6 for a description of the material terms of the Company’s collaborative joint revenue sharing arrangements. The accounting policy for the Company’s joint revenue sharing arrangements is disclosed in Note 2(o).

Revenue attributable to transactions arising between the Company and its customers under joint revenue sharing arrangements are recorded within Revenues – Technology Sales (for hybrid joint revenue sharing arrangements) and Revenues – Technology Rentals (for traditional joint revenue sharing arrangements). For the year ended December 31, 2023, such revenues totaled $78.2 million (2022 — $66.6 million; 2021 — $51.6 million). (Refer to Note 20(a) for a disaggregated presentation of the Company’s revenues.)

Film Remastering and Distribution

In a film remastering and distribution arrangement, the Company receives a percentage of the box office receipts from a third party who owns the copyright to a film in exchange for converting the film into IMAX format and distributing it through the IMAX network. The fee earned by the Company in a typical film remastering and distribution arrangement averages approximately 12.5% of box office receipts (i.e., gross box office receipts less applicable sales taxes), except for within Greater China, where the Company receives a lower percentage of net box office receipts for certain Hollywood films. The accounting policy for the Company’s film remastering and distribution arrangements is disclosed in Note 2(o).

Revenue attributable to transactions arising between the Company and its customers under the Company’s film remastering and distribution arrangements are included in Revenues – Image Enhancement and Maintenance Services. For the year ended December 31, 2023, such revenues totaled $118.6 million (2022 — $94.9 million; 2021 — $70.7 million). (Refer to Note 20(a) for a disaggregated presentation of the Company’s revenues.)

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

As of December 31, 2023, the Company is party to one co-produced film arrangement, which represents the VIE total assets balance of $1.4 million and liabilities balance of $0.2 million and four other co-produced film arrangements, the terms of which are similar. The accounting policies relating to co-produced film arrangements are disclosed in Notes 2(a) and 2(o).

In 2023, an expense of $0.6 million (2022 — $0.8 million; 2021 — $0.4 million) attributable to transactions between the Company and other parties involved in the production of the films have been included in Costs and Expenses Applicable to Revenues – Image Enhancement and Maintenance Services.

19. Consolidated Statements of Cash Flows Supplemental Information

(a)
Changes in other operating assets and liabilities

	Years Ended December 31,
(In thousands of U.S. Dollars)	2023	2022	2021
Decrease (Increase) in:
Financing receivables	$2,642	$5,411	$(7,637)
Prepaid expenses	(1,273)	(1,892)	(3,230)
Variable consideration receivables	(20,337)	667	(2,905)
Other assets	(10,473)	968	1,003
Increase (Decrease) in:
Accounts payable	(535)	8,496	(4,752)
Accrued and other liabilities	(6,013)	(12,849)	15,167
	$(35,989)	$801	$(2,354)

(b)
Cash payments made on account

	Years Ended December 31,
(In thousands of U.S. Dollars)	2023	2022	2021
Income taxes(1)	$17,812	$13,963	$18,475
Interest	$3,930	$715	$3,251

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

(c)
Depreciation and amortization

	Years Ended December 31,
(In thousands of U.S. Dollars)	2023	2022	2021
Film assets	$20,281	$16,881	$16,316
Property, plant and equipment:
Equipment supporting joint revenue sharing arrangements	22,857	22,165	22,320
Other property, plant and equipment(1)	9,125	9,757	9,479
Other intangible assets(2)	5,952	6,103	6,079
Other assets(3)	1,807	1,755	1,888
Total	$60,022	$56,661	$56,082

(1)
Includes the amortization of laser projection systems, camera, and lens upgrades recorded in Research and Development on the Statements of Operations of $0.5 million in the year ended December 31, 2023 (2022 — $0.6 million; 2021 — $0.8 million).
(2)
Includes the amortization of licenses and intellectual property recorded in Research and Development on the Consolidated Statements of Operations of $1.3 million in the year ended December 31, 2023 (2022 — $1.3 million; 2021 — $1.3 million).
(3)
Includes the amortization of lessee incentives provided by the Company to its customers under joint revenue sharing arrangements.
(d)
Write-downs, including asset impairments

	Years Ended December 31,
(In thousands of U.S. Dollars)	2023	2022	2021
Other assets(1)	$144	$4,470	$—
Inventories(2)	542	741	890
Property, plant and equipment:
Equipment supporting joint revenue sharing arrangements(3)	756	973	364
Other property, plant and equipment	31	57	217
Other intangible assets	—	87	142
Film assets(4)	411	848	151
	$1,884	$7,176	$1,764

(1)
In 2022, the Company recognized a full impairment of its RMB 30.0 million ($4.5 million) investment in the film Mozart from Space based on projected box office results and distribution costs. (Refer to Note 22(e).)
(2)
In 2023, the Company recorded write-downs of $0.5 million, net of a recovery of $0.4 million in Costs and Expenses Applicable to Technology Sales. The write-downs recorded during the year ended December 31, 2023 include $0.5 million related to damaged system pending insurance claim. For the years ended December 31, 2022 and 2021, the Company recorded write-downs of $0.7 million and $0.9 million, respectively, in Costs and Expenses Applicable to Technology Sales to reduce the carrying value of inventory.
(3)
In 2023, the Company recorded charges of $0.8 million (2022 — $1.0 million; 2021 — $0.4 million) in Costs and Expenses Applicable to Revenues - Technology Rentals mostly related to the write-downs of leased xenon-based digital systems which were taken out of service in connection with customer upgrades to laser-based digital systems, as well as two IMAX Systems that were removed from their existing locations.
(4)
In 2023, the Company recorded impairment losses of $0.4 million (2022 — $0.8 million; 2021 — $0.2 million) related to the write-down of content-related film assets.

(e)
Significant non-cash investing activities

	Years Ended December 31,
(In thousands of U.S. Dollars)	2023	2022	2021
Net increase (decrease) in accruals related to:
Investment in equipment supporting joint revenue sharing arrangements	$(600)	$790	$1,009
Acquisition of other intangible assets	(942)	30	(891)
Purchases of property, plant and equipment(1)	(541)	311	(188)
	$(2,083)	$1,131	$(70)

(1)
Refer to Note 6 for supplemental disclosure of non-cash leasing activities.
(f)
Significant non-cash financing activities

In the fourth quarter of 2023, the Company recognized a $1.6 million liability on the Consolidated Balance Sheets within Accounts Payable related to repurchase of its common shares, which settled subsequent to December 31, 2023 (2022 — $2.0 million liability within Accrued and Other Liabilities).

20. Revenue from Contracts with Customers

(a)
Disaggregated Information About Revenue

In the first quarter of 2023, the Company updated its reportable segments (refer to Note 21). Prior year comparatives have been revised to conform with the current year presentation. The following tables summarize the Company’s revenues by type and reportable segment for the years ended December 31, 2023, 2022, and 2021:

	Year Ended December 31, 2023
(In thousands of U.S. Dollars)	Technology Sales	Image Enhancement and Maintenance Services	Technology Rentals	Finance Income	Total
Content Solutions Segment
Film Remastering and Distribution	$—	$118,637	$—	$—	$118,637
Other Content Solutions	—	8,061	—	—	8,061
	—	126,698	—	—	126,698
Technology Products and Services Segment
System Sales	93,271	—	—	—	93,271
System Rentals	—	—	75,566	—	75,566
Maintenance	—	56,737	—	—	56,737
Finance Income	—	—	—	8,729	8,729
	93,271	56,737	75,566	8,729	234,303
Sub-total for reportable segments	93,271	183,435	75,566	8,729	361,001
All Other	7,521	6,317	—	—	13,838
Total	$100,792	$189,752	$75,566	$8,729	$374,839

	Year Ended December 31, 2022
(In thousands of U.S. Dollars)	Technology Sales	Image Enhancement and Maintenance Services	Technology Rentals	Finance Income	Total
Content Solutions Segment
Film Remastering and Distribution	$—	$94,867	$—	$—	$94,867
Other Content Solutions	—	6,935	18	—	6,953
	—	101,802	18	—	101,820
Technology Products and Services Segment
System Sales	65,510	—	—	—	65,510
System Rentals	—	—	61,768	—	61,768
Maintenance	—	56,608	—	—	56,608
Finance Income	—	—	—	8,482	8,482
	65,510	56,608	61,768	8,482	192,368
Sub-total for reportable segments	65,510	158,410	61,786	8,482	294,188
All Other	3,648	2,969	—	—	6,617
Total	$69,158	$161,379	$61,786	$8,482	$300,805

	Year Ended December 31, 2021
(In thousands of U.S. Dollars)	Technology Sales	Image Enhancement and Maintenance Services	Technology Rentals	Finance Income	Total
Content Solutions Segment
Film Remastering and Distribution	$—	$70,659	$—	$—	$70,659
Other Content Solutions	—	5,724	606	—	6,330
	—	76,383	606	—	76,989
Technology Products and Services Segment
System Sales	62,637	—	—	—	62,637
System Rentals	—	—	46,184	—	46,184
Maintenance	—	53,339	—	—	53,339
Finance Income	—	—	—	10,792	10,792
	62,637	53,339	46,184	10,792	172,952
Sub-total for reportable segments	62,637	129,722	46,790	10,792	249,941
All Other	3,516	1,426	—	—	4,942
Total	$66,153	$131,148	$46,790	$10,792	$254,883

(b)
Deferred Revenue

IMAX System sale and lease arrangements include a requirement for the Company to provide maintenance services over the life of the arrangement, subject to a consumer price index adjustment each year. In circumstances where customers prepay the entire term’s maintenance fee, additional payments are due to the Company for the years after its extended warranty and maintenance obligations expire. Payments upon renewal each year are either prepaid or made in arrears and can vary in frequency from monthly to annually. As of December 31, 2023, $22.8 million of consideration has been deferred in relation to outstanding maintenance services to be provided on existing maintenance contracts (December 31, 2022 — $21.0 million and 2021 — $20.2 million). Maintenance revenue is recognized evenly over the contract term which coincides with the period over which maintenance services are provided. In the event of customer default, any payments made by the customer may be retained by the Company.

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

For the year ended December 31, 2023, $43.1 million of revenue was recognized that was included in the $70.9 million balance of deferred revenue as of December 31, 2022. For the year ended December 31, 2022, $26.5 million of revenue was recognized that was included in the $81.2 million balance of deferred revenue as of December 31, 2021.

21. Segment Reporting

The Company’s Chief Executive Officer (“CEO”) is its Chief Operating Decision Maker (“CODM”), as such term is determined under U.S. GAAP. The CODM, along with other members of management, assess segment performance based on segment revenues and gross margins. Selling, general and administrative expenses, research and development costs, the amortization of intangible assets, provision for (reversal of) current expected credit losses, certain write-downs, interest income, interest expense, and income tax (expense) benefit are not allocated to the Company’s segments.

In the first quarter of 2023, the Company revised its internal segment reporting, including the information provided to the CODM to assess segment performance and allocate resources. Accordingly, the Company has two reportable segments:

(1)
Content Solutions – principally includes the digital remastering of films and other content into IMAX formats for distribution across the IMAX network. To a lesser extent, the Content Solutions segment also earns revenue from the distribution of large-format documentary films and IMAX events and experiences including music, gaming, and sports, as well as the provision of film post-production services.
(2)
Technology Products and Services – principally includes the sale, lease, and maintenance of IMAX Systems. To a lesser extent, the Technology Product and Services segment also earns revenue from certain ancillary theater business activities, including after-market sales of IMAX System parts and 3D glasses.

The Company’s activities that do not meet the criteria to be considered a reportable segment are reported within All Other. Prior period comparatives have been revised to conform with the current period presentation.

(a)
Segment Financial Information

The following table presents the Company’s revenue and gross margin by reportable segment for the years ended December 31, 2023, 2022, and 2021:

	Years Ended December 31,
	Revenue(1)			Gross Margin
(In thousands of U.S. Dollars)	2023	2022	2021	2023	2022	2021
Content Solutions	$126,698	$101,820	$76,989	$74,106	$51,240	$45,269
Technology Products and Services	234,303	192,368	172,952	129,946	101,055	86,041
Sub-total for reportable segments	361,001	294,188	249,941	204,052	152,295	131,310
All Other	13,838	6,617	4,942	10,289	4,060	3,096
Total	$374,839	$300,805	$254,883	$214,341	$156,355	$134,406

The following table presents the Company’s assets by reportable segment, reconciled to consolidated assets, as of December 31, 2023 and 2022:

	As of December 31,
(In thousands of U.S. Dollars)	2023	2022
Content Solutions	$97,123	$92,706
Technology Products and Services	529,057	524,309
Sub-total for reportable segments	626,180	617,015
All Other	43,994	29,686
Corporate and other non-segment specific assets	144,495	174,453
Total	$814,669	$821,154

The following table presents the Company’s amortization by reportable segment, and on a consolidated basis, for the years ended December 31, 2023, 2022, and 2021:

	Years Ended December 31,
(In thousands of U.S. Dollars)	2023	2022	2021
Content Solutions	$24,032	$18,790	$17,441
Technology Products and Services	28,497	24,089	26,284
Sub-total for reportable segments	52,529	42,879	43,725
All Other	1,395	309	—
Corporate and other non-segment specific assets	6,098	13,473	12,357
Total	$60,022	$56,661	$56,082

The following table presents the Company’s write-downs, including asset impairments and credit loss expense (reversal) by reportable segment, and on a consolidated basis, for the years ended December 31, 2023, 2022, and 2021:

	Years Ended December 31,(2)
(In thousands of U.S. Dollars)	2023	2022	2021
Content Solutions	$411	$848	$151
Technology Products and Services	1,233	1,714	1,254
Sub-total for reportable segments	1,644	2,562	1,405
All Other	151	—	—
Corporate and other non-segment specific assets(2)	1,848	13,161	(3,592)
Total	$3,643	$15,723	$(2,187)

The following table presents the Company’s purchases of Property, Plant and Equipment within the Consolidated Statements of Cash Flows by reportable segment for the years ended December 31, 2023, 2022, and 2021:

	Years Ended December 31,
(In thousands of U.S. Dollars)	2023	2022	2021
Content Solutions	$722	$5,321	$2,208
Technology Products and Services	17,883	22,381	10,740
Sub-total for reportable segments	18,605	27,702	12,948
All Other	566	9	—
Corporate and other non-segment specific assets	5,320	516	736
Total	$24,491	$28,227	$13,684

(1)
The Company’s largest customer represents 10% of total Revenues as of December 31, 2023 (2022 ― 12%; 2021 ― 10%). No single customer comprises more than 10% of the Company’s total Accounts Receivable as of December 31, 2023 and 2022.
(2)
Includes a provision for current expected credit losses of $1.8 million (2022 ― provision of $8.5 million; 2021 ― net reversal of $4.0 million). (Refer to Note 5.) In 2022, the Company recognized a full impairment of its RMB 30.0 million ($4.5 million) investment in the film Mozart from Space based on projected box office results and distribution costs. (Refer to Note 22(e).)

(b)
Geographic Information

Revenue by geographic area is based on the location of the customer. Revenue related to the IMAX Film Remastering process is presented based upon the geographic location of the IMAX System that exhibit the remastered films. IMAX Film Remastering revenue is generated through contractual relationships with studios and other third parties and these may not be in the same geographical location as the IMAX System.

The following table summarizes the Company’s revenues by geographic area for the years ended December 31, 2023, 2022, and 2021:

	Years Ended December 31,
(In thousands of U.S. Dollars)	2023	2022	2021
United States	$117,925	$107,734	$73,499
Greater China	91,901	73,330	112,801
Asia (excluding Greater China)	59,690	47,145	23,682
Western Europe	54,908	40,245	20,942
Latin America	13,788	9,418	3,601
Canada	18,746	7,550	3,266
Rest of the World	17,881	15,383	17,092
Total	$374,839	$300,805	$254,883

No single country in the Rest of the World, Western Europe, Latin America, and Asia (excluding Greater China) classifications comprises more than 10% of total revenue.

The following table presents the breakdown of Property, Plant and Equipment by geography as of December 31, 2023 and 2022:

	As of December 31,
(In thousands of U.S. Dollars)	2023	2022
United States	$98,831	$94,505
Greater China	72,492	86,665
Canada	37,877	36,385
Western Europe	12,763	20,132
Asia (excluding Greater China)	16,538	10,471
Rest of the World	4,798	4,738
Total	$243,299	$252,896

22. Financial Instruments

(a)
Financial Instruments

The Company maintains cash with various major financial institutions. The Company’s cash is invested with highly rated financial institutions. The Company’s $76.2 million balance of cash and cash equivalents as of December 31, 2023 (December 31, 2022 — $97.4 million) includes $68.5 million in cash held outside of Canada (December 31, 2022 — $79.7 million), of which $30.0 million was held in the PRC (December 31, 2022 — $43.7 million).

(b)
Fair Value Disclosures

The carrying values of the Company’s Cash and Cash Equivalents, Accounts Receivable, Accounts Payable, and Accrued Liabilities due within one year approximate their fair values due to the short-term maturity of these instruments. Including these instruments, the Company’s financial instruments consist of the following:

	As of December 31, 2023		As of December 31, 2022
(In thousands of U.S. Dollars)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Level 1
Cash and cash equivalents(1)	$76,200	$76,200	$97,401	$97,401
Equity securities(2)	—	—	1,035	1,035
Level 2
Net financed sales receivables(3)	$97,615	$96,500	$101,052	$100,059
Net investment in sales-type leases(3)	29,539	28,751	28,332	27,972
Equity securities(1)	1,000	1,000	1,000	1,000
COLI(4)	3,522	3,522	3,398	3,398
Foreign exchange contracts — designated forwards(2)	819	819	(649)	(649)
Wells Fargo Credit Facility borrowings(1)	(24,000)	(24,000)	(25,000)	(25,000)
HSBC China Facility borrowings(1)	—	—	(12,496)	(12,496)
Bank of China Facility borrowings(1)	—	—	(374)	(374)
Federal Economic Development Loan(3)	(2,498)	(2,498)	(1,782)	(1,782)
Convertible Notes(5)	(230,000)	(205,850)	(230,000)	(196,717)

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

A majority of the Company’s revenues is denominated in U.S. Dollars while a significant portion of its costs and expenses is denominated in Canadian Dollars. A portion of the Company’s net U.S. Dollar cash is converted to Canadian Dollars to fund Canadian Dollar expenses through the spot market. In China and Japan, the Company has ongoing operating expenses related to its operations in RMB and Japanese Yen, respectively. Net cash flows are converted to and from U.S. Dollars through the spot market. The Company also has cash receipts under leases denominated in RMB, Japanese Yen, Canadian Dollars, and Euros which are converted to U.S. Dollars through the spot market. In addition, because IMAX films generate box office in 90 different countries, unfavorable exchange rates between applicable local currencies and the U.S. Dollar could have an impact on box office receipts and the Company’s revenues and results of operations. The Company’s policy is to not use any financial instruments for trading or other speculative purposes.

The Company has entered into a series of foreign currency forward contracts to manage the risks associated with the volatility of foreign currencies. Certain of these foreign currency forward contracts met the criteria required for hedge accounting under the Derivatives and Hedging Topic of the FASB ASC at inception, and continue to meet hedge effectiveness tests as of December 31, 2023 (the “Foreign Currency Hedges”), with settlement dates throughout 2024 and 2025. Foreign currency derivatives are recognized and measured in the Consolidated Balance Sheets at fair value. Changes in the fair value (i.e., gains or losses) are recognized in the Consolidated Statements of Operations except for derivatives designated and qualifying as foreign currency cash flow hedging instruments. The Company currently has cash flow hedging instruments associated with Selling, General and Administrative Expenses. For foreign currency cash flow hedging instruments related to Selling, General and Administrative Expenses, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in Accumulated Other Comprehensive Loss and reclassified to the Consolidated Statements of Operations when the forecasted transaction occurs. Any ineffective portion is recognized immediately in the Consolidated Statements of Operations.

The following tabular disclosures reflect the impact that derivative instruments and hedging activities have on the Company’s Consolidated Financial Statements:

Notional value of foreign exchange contracts:

	As of December 31,
(In thousands of U.S. Dollars)	2023	2022
Derivatives designated as hedging instruments:
Foreign exchange contracts — Forwards	$40,563	$24,707

Fair value of derivatives in foreign exchange contracts:

		As of December 31,
(In thousands of U.S. Dollars)	Balance Sheet Location	2023	2022
Derivatives designated as hedging instruments:
Foreign exchange contracts — Forwards	Other assets	$846	$50
	Accrued and other liabilities	(27)	(699)
		$819	$(649)

Derivatives in foreign currency hedging relationships are as follows:

		Years Ended December 31,
(In thousands of U.S. Dollars)		2023	2022	2021
Foreign exchange contracts	Derivative Gain (Loss)
— Forwards	Recognized in OCI
	(Effective Portion)	$575	$(1,323)	$468

	Location of Derivative (Loss) Gain
	Reclassified from AOCI	Years Ended December 31,
(In thousands of U.S. Dollars)	(Effective Portion)	2023	2022	2021
Foreign exchange contracts	Selling, general and
	administrative expenses	$(892)	$(596)	$1,707

Non-designated derivatives in foreign currency relationships are as follows:

		Years Ended December 31,
(In thousands of U.S. Dollars)		2023	2022	2021
Foreign exchange contracts	Derivative Gain Reclassified
— Forwards	From AOCI
	(Ineffective Portion)	$—	$—	$(318)

		Years Ended December 31,
(In thousands of U.S. Dollars)	Location of Derivative Gain	2023	2022	2021
Foreign exchange contracts	Selling, general and
— Forwards	administrative expenses	$—	$—	$398

The Company’s estimated net amount of the existing gain as of December 31, 2023 is $0.6 million, which is expected to be reclassified to earnings within the next twelve months.

(d)
Investments in Equity Securities

As of December 31, 2023, the Consolidated Balance Sheets includes $nil (December 31, 2022 — $1.0 million) of shares of an exchange traded fund which is classified as an investment in equity securities.

As of December 31, 2023, the Company held investments in the preferred shares of enterprises which meet the criteria for classification as an equity security carried at historical cost, net of impairment charges. The carrying value of these equity security investments was $1.0 million as of December 31, 2023 (December 31, 2022 — $1.0 million) and is recorded in Other Assets.

(e) Interest in Film

In 2022, IMAX (Shanghai) Culture and Technology Co., Ltd, a wholly-owned subsidiary of IMAX China, entered into a joint film investment agreement with Wanda Film (Horgos) Co. Ltd. to invest RMB 30.0 million ($4.7 million) in the movie Mozart from Space, which was released on July 15, 2022. Pursuant to the investment agreement, IMAX (Shanghai) Culture and Technology Co., Ltd. has the right to receive a share of the profits or losses of the film distribution. IMAX (Shanghai) Culture and Technology Co., Ltd.’s commitment is limited to its investment and has no further obligation if the actual movie production cost exceeds the original budget. The investment meets the criteria for classification as a financial asset. The investment is measured at amortized cost less impairment losses and is recorded within Other Assets in the Consolidated Balance Sheets.

In 2022, the Company recognized a full impairment of its RMB 30.0 million ($4.5 million) investment in Mozart from Space based on projected box office results and distribution costs.

No contributions to film investments were made in 2023.

23. Employee’s Pension and Postretirement Benefits

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

As of December 31, 2023 and 2022, the projected benefit obligation for SERP are as follows:

	Years Ended December 31,
(In thousands of U.S. Dollars)	2023	2022
Projected benefit obligation:
Obligation, beginning of period	$17,315	$20,056
Interest cost	788	160
Actuarial loss (gain)	75	(2,901)
Obligation, end of period and unfunded status	$18,178	$17,315

As of December 31, 2023, 2022, and 2021, the following amounts related to the SERP were recorded on the Company’s Consolidated Balance Sheets within Accumulated Other Comprehensive Loss and will be recognized as components of net periodic benefit cost in future periods:

	As of December 31,
(In thousands of U.S. Dollars)	2023	2022	2021
Unrealized actuarial gain	$(2,889)	$(3,580)	$(679)
Unamortized prior service cost	—	—	184
Net periodic benefit costs to be recognized in future periods	$(2,889)	$(3,580)	$(495)

For the years ended December 31, 2023, 2022, and 2021, the components of pension expense related to the SERP were as follows:

	Years ended December 31,
(In thousands of U.S. Dollars)	2023	2022	2021
Interest cost	$788	$160	$72
Amortization of prior service cost	—	184	185
Amortization of actuarial gain	(616)	—	—
Pension expense	$172	$344	$257

The following assumptions were used to determine the SERP obligation and any related costs as of and for the years ended December 31, 2023, 2022, and 2021:

	As of December 31,
	2023	2022	2021
Discount rate	4.42%	4.55%	0.80%
Lump sum interest rate:
First 25 years	N/A	N/A	N/A
First 20 years	N/A	N/A	N/A
Thereafter	N/A	N/A	N/A
Cost of living adjustment on benefits	N/A	N/A	N/A

No contributions were made for the SERP during 2023. The Company expects interest costs of $0.8 million to be recognized as a component of pension cost for the year ended December 31, 2024.

(b)
Defined Contribution Pension Plan

The Company also maintains defined contribution plans for its employees, including its executive officers. The Company makes contributions to these plans on behalf of employees in an amount up to 5% of their base salary subject to certain prescribed maximums. During 2023, the Company contributed and recorded expense of $1.2 million (2022 — $1.1 million; 2021 — $1.1 million) to its Canadian plan and $0.8 million (2022 — $0.7 million; 2021 — $0.5 million) to its defined contribution employee plan under Section 401(k) of the U.S. Internal Revenue Code.

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

As of December 31, 2023 and 2022, the Company’s Consolidated Balance Sheets include the following amounts within Accrued and Other Liabilities related to the Executive Postretirement Benefit Plan:

	As of December 31,
(In thousands of U.S. Dollars)	2023	2022
Projected benefit obligation:
Obligation, beginning of year	$457	$662
Interest cost	23	18
Benefits paid	(10)	(8)
Actuarial loss (gain)	37	(215)
Obligation, end of year and unfunded status	$507	$457

For the years ended December 31, 2023, 2022, and 2021, the components of pension expense related to the Executive Postretirement Benefit Plan were as follows:

	Years Ended December 31,
(In thousands of U.S. Dollars)	2023	2022	2021
Interest cost	$23	$18	$16
Amortization of actuarial gain	(65)	—	—
Pension expense	$(42)	$18	$16

As of December 31, 2023, 2022, and 2021, the following amounts related to the Executive Postretirement Benefit Plan were recorded on the Company’s Consolidated Balance Sheets within Accumulated Other Comprehensive Loss and will be recognized as components of net pension cost in future periods:

	As of December 31,
(In thousands of U.S. Dollars)	2023	2022	2021
Unrealized actuarial gain	$(140)	$(242)	$(27)

As of December 31, 2023, 2022, and 2021, the weighted average assumptions used to determine the benefit obligation related to the Executive Postretirement Benefit Plan are as follows:

	As of December 31,
	2023	2022	2021
Discount rate	4.80%	5.01%	2.71%

For the years ended December 31, 2023, 2022, and 2021, the weighted average assumptions used to determine the net postretirement benefit expense related to the Executive Postretirement Benefit Plan are as follows:

	Years Ended December 31,
	2023	2022	2021
Discount rate	5.01%	2.71%	2.36%

The following benefit payments are expected to be made as per the current plan assumptions for the Executive Postretirement Benefit Plan in each of the next five years and thereafter following the December 31, 2023 balance sheet date:

(In thousands of U.S. Dollars)
2024	$10
2025	11
2026	23
2027	25
2028	27
Thereafter	914
Total	$1,010

(d)
Postretirement Benefits – Canadian Employees

The Company has an unfunded postretirement plan for its Canadian employees meeting specific eligibility requirements (the “Canadian Postretirement Benefit Plan”). The Company will provide eligible participants, upon retirement, with health and welfare benefits.

As of December 31, 2023 and 2022, the Company’s Consolidated Balance Sheets include the following amounts within Accrued and Other Liabilities related to the Canadian Postretirement Benefit Plan:

	As of December 31,
(In thousands of U.S. Dollars)	2023	2022
Projected benefit obligations:
Obligation, beginning of year	$976	$1,702
Interest cost	48	46
Benefits paid	(140)	(155)
Actuarial loss (gain)(1)	—	(539)
Unrealized foreign exchange loss (gain)	98	(78)
Obligation, end of year and unfunded status	$982	$976

_____________________

(1)
In 2023, the actuarial loss was $nil.

For the years ended December 31, 2023, 2022, and 2021, the components of pension expense related to the Canadian Postretirement Benefit Plan were as follows:

	Years Ended December 31,
(In thousands of U.S. Dollars)	2023	2022	2021
Interest cost	$48	$46	$42
Amortization of actuarial gain	(18)	—	—
Pension expense	$30	$46	$42

The Company expects interest costs of less than $0.1 million to be recognized as a component of benefit cost for the year ended December 31, 2024.

As of December 31, 2023, 2022, and 2021, the following amounts related to the Canadian Postretirement Benefit Plan were recorded on the Company’s Consolidated Balance Sheets within Accumulated Other Comprehensive Loss and will be recognized as components of net pension cost in future periods:

	As of December 31,
(In thousands of U.S. Dollars)	2023	2022	2021
Unrealized actuarial (gain) loss	$(336)	$(354)	$185

As December 31, 2023, 2022, and 2021, the weighted average assumptions used to determine the benefit obligation related to the Canadian Postretirement Benefit Plan are as follows:

	As of December 31,
	2023	2022	2021
Discount rate	4.60%	5.00%	2.80%

For the years ended December 31, 2023, 2022, and 2021, the weighted average assumptions used to determine the net postretirement benefit expense related to the Canadian Postretirement Benefit Plan are as follows:

	Years Ended December 31,
	2023	2022	2021
Discount rate	5.00%	2.80%	2.30%

The following benefit payments are expected to be made as per the current plan assumptions for the Canadian Postretirement Benefit Plan in each of the next five years and thereafter following the December 31, 2023 balance sheet date:

(In thousands of U.S. Dollars)
2024	$96
2025	97
2026	90
2027	88
2028	88
Thereafter	1,020
Total	$1,479
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

As of December 31, 2023, the benefit obligation related to the Retirement Plan was $4.1 million (December 31, 2022 — $3.9 million) and is recorded on the Company’s Consolidated Balance Sheets within Accrued and Other Liabilities. As the Retirement Plan is fully vested, the benefit obligation is measured at the present value of the benefits expected to be paid in the future with the accretion of interest recognized in the Consolidated Statements of Operations within Retirement Benefits Non-Service Expense.

The Retirement Plan is funded by an investment in company-owned life insurance (“COLI”), which is recorded at its fair value on the Company’s Consolidated Balance Sheets within Prepaid Expenses. As of December 31, 2023, fair value of the COLI asset was $3.5 million (December 31, 2022 — $3.4 million). Gains and losses resulting from changes in the cash surrender value of the COLI asset are recognized in the Consolidated Statements of Operations within Realized and Unrealized Investment Gains (Losses).

24. Government Assistance

(a)
COVID-19 Relief

For the year ended December 31, 2023, the Company did not recognize any benefits from COVID relief legislation.

During the year ended December 31, 2022, the Company applied for and received financial support under COVID relief legislation that had been enacted in the countries in which it operates. The Company recognized $0.4 million (2021 — $3.8 million) in benefits principally from the Hardest-Hit Businesses Recovery program, and recorded such amounts as reductions to Selling, General and Administrative Expenses ($0.3 million) and Costs and Expenses Applicable to Revenues ($0.1 million).

For the year ended December 31, 2021, the Company recognized $3.8 million in benefits from various COVID-19 government relief programs, principally the Canada Emergency Wage Subsidy program, which expired in October 2021. The Company recognized these benefits as a reduction to Selling, General and Administrative Expenses ($2.9 million) and to Costs and Expenses Applicable to Revenues ($0.9 million).

(b)
Federal Economic Development Loan

Refer to Note 14, Borrowings.

(c)
China Grant

IMAX China receives local district grants primarily related to taxes paid, including corporate income taxes, value-added taxes, individual income taxes, and withholding taxes for dividends and/or cross-border activities. Government grants are recognized in the period the costs were incurred.

For the year ended December 31, 2023, $5.4 million was recognized primarily as a reduction in Costs and Expenses Applicable to Revenues and Income Tax Expense. The impact to net income attributable to common shareholders was $3.4 million.

For the years ended December 2022 and 2021, $1.3 million and $2.7 million was recognized primarily as a reduction in Costs and Expenses Applicable to Revenues and Income Tax Expense, respectively. The impact to net income attributable to common shareholders of $0.8 million and $1.7 million for the years ended December 2022 and 2021, respectively.

25. Non-Controlling Interests

(a)
IMAX China Non-Controlling Interest

As of December 31, 2023, the Company indirectly owns 71.55% of IMAX China, whose shares trade on the Hong Kong Stock Exchange (December 31, 2022 — 71.73%). IMAX China remains a consolidated subsidiary of the Company. The balance of non-controlling interest in IMAX China as of December 31, 2023 is $71.8 million (December 31, 2022 — $65.7 million). The net income attributable to non-controlling interest of IMAX China for the year ended December 31, 2023 is $7.8 million (2022 — $3.0 million; 2021 — $12.8 million).

(b)
Other Non-Controlling Interests

The Company’s Original Film Fund was established in 2014 to co-finance a portfolio of 10 original large-format films. The initial investment in the Original Film Fund was committed by a third party in the amount of $25.0 million, with the possibility of contributing additional funds. The Company has contributed $9.0 million to the Original Film Fund since 2014, and has reached its maximum contribution. Through December 31, 2023, the Original Film Fund has invested $22.3 million toward the development of original films. The related production, financing and distribution agreement includes put and call rights relating to change of control of the rights, title and interest in the co-financed pictures.

(c)
Non-Controlling Interest in Temporary Equity

The following summarizes the movement of the non-controlling interest in temporary equity, in the Original Film Fund for the years ended December 31, 2023, 2022 and 2021:

(In thousands of U.S. Dollars)
Balance as of January 1, 2021	$759
Net loss	(1)
Balance as of December 31, 2021	758
Net loss	(36)
Balance as of December 31, 2022	722
Net loss	(64)
Balance as of December 31, 2023	$658

26. Restructuring and Executive Transition Costs

In March 2023, the Company and the President, IMAX Entertainment and Executive Vice President of the Company, (the “President”) agreed to conclude the President’s employment with the Company, effective April 30, 2023. Pursuant to the employment agreement between the Company and the President, dated as of October 10, 2018, and the letter agreement between the Company and the President, dated as of March 15, 2023, the Company recognized executive transition costs of $1.4 million associated with the departure of the President. The costs included severance of $1.6 million, transition services covering three months of $0.8 million, and the reversal of previously recognized share-based compensation costs of $1.0 million for PSU forfeitures.

In December 2023, the Company incurred $1.3 million in connection with the restructuring of other employees to capture efficiencies and centralize certain operational roles. These charges have been recognized in Restructuring and Executive Transition costs on the Consolidated Statements of Operations.

27. Related Party Transactions

On January 13, 2023, the Company, China International Communications Group (“CICG”), and Beach House Pictures Pte Ltd (“Beach House”) entered into an agreement to co-finance a documentary film, The Elephant Odyssey. A member of the Company’s Board of Directors and its Audit Committee, is the ultimate controlling shareholder of Blue Ant Media (“Blue Ant”), a media company which he co-founded in 2011. Blue Ant owns 70% of Beach House. The total budget for the film is approximately $2.6 million, of which CICG is responsible for $0.3 million or 10%. The Company and Beach House have agreed to finance $1.7 million or 75% and $0.6 million or 25% of the remaining budget, respectively. As of December 31, 2023, the Company has made payments of $1.0 million under the agreement. On February 8, 2024, Blue Ant sold 100% of its interest in Beach House.

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

The Company’s management, with the participation of its CEO and its CFO, has evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of December 31, 2023 and has concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. The Company will continue to periodically evaluate its disclosure controls and procedures and will make modifications from time to time as deemed necessary to ensure that information is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting and has concluded that such internal control over financial reporting were effective as of December 31, 2023.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, as stated in their report, which appears in Part II, Item 8.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting which occurred during the three months ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

a)
None.
b)
None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended December 31, 2023.

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

Item 11. Executive Compensation

The information required by Item 11 is incorporated by reference from the information under the following captions in the Company’s Proxy Statement: “Compensation Discussion and Analysis;” "Compensation Committee Report;" “Summary Compensation Table;” “Grants of Plan-Based Awards;” “Outstanding Equity Awards at Fiscal Year-End;” “Option Exercise and Stock Vested;” “Pension Benefits;” “Pay Ratio Disclosure;” “Potential Payments upon Termination or Change-in-Control;” "Pay Versus Performance;" “Compensation of Directors;” and “Compensation Committee Interlocks and Insider Participation.”

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

(b) Exhibits

Exhibit No.	Description	Form	File No	Exhibit	Filing Date

3.1	Restated Articles of Incorporation of IMAX Corporation, dated July 30, 2013.	10-Q	001-35066	3.1	10/24/13

3.2	Second Amended and Restated By-Law No. 1 of IMAX Corporation, enacted on February 7, 2023.	8-K	001-35066	3.1	02/10/23

4.1	Description of IMAX Corporation’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	001-35066	4.4	2/19/20

4.2	Indenture, dated as of March 19, 2021, between IMAX Corporation and U.S. Bank National Association.	10-Q	001-35066	4.1	4/29/21

4.3	Form of 0.500% Convertible Senior Notes due April 1, 2026 (included as Exhibit A to Exhibit 4.3)	10-Q	001-35066	4.2	4/29/21

+10.1	Stock Option Plan of IMAX Corporation, dated June 18, 2008.	10-K	001-35066	10.1	2/24/16

+10.2	IMAX Corporation Form of Restricted Stock Unit Award Agreement.	10-K	001-35066	10.4	2/19/20

+10.3	IMAX Corporation Second Amended and Restated Long-Term Incentive Plan, dated June 3, 2020.	8-K	001-35066	10.1	6/5/20

+10.4	Amendment No.1 to Second Amended and Restated Long-Term Incentive Plan	8-K	001-35066	10.1	06/14/23

+10.5	Form of IMAX Corporation Second Amended and Restated Long-Term Incentive Plan Restricted Stock Unit Award Agreement.	10-Q	001-35066	10.11	4/29/21

+10.6	Form of IMAX Second Amended and Restated Long-Term Incentive Plan Performance Stock Unit Award Agreement.	10-Q	001-35066	10.12	4/29/21

+10.7	Form of IMAX Corporation Second Amended and Restated Long-Term Incentive Plan Restricted Stock Unit Award Agreement for Non-employee Directors.	10-Q	001-35066	10.2	7/27/21

+10.8	IMAX Corporation Supplemental Executive Retirement Plan, as amended and restated as of January 1, 2006.	10-K	001-35066	10.2	2/21/13

+10.9	Employment Agreement, dated July 1, 1998, between IMAX Corporation and Richard L. Gelfond.	10-K	001-35066	10.10	2/21/13

+10.10	Amended Employment Agreement, dated July 12, 2000, between IMAX Corporation and Richard L. Gelfond.	10-K	001-35066	10.11	2/21/13

+10.11	Amended Employment Agreement, dated March 8, 2006, between IMAX Corporation and Richard L. Gelfond.	10-K	001-35066	10.12	2/24/12

+10.12	Amended Employment Agreement, dated February 15, 2007, between IMAX Corporation and Richard L. Gelfond.	10-K	001-35066	10.13	2/24/12

+10.13	Amended Employment Agreement, dated December 31, 2007, between IMAX Corporation and Richard L. Gelfond.	10-K	001-35066	10.16	2/20/14

+10.14	Amended Employment Agreement, dated December 11, 2008, between IMAX Corporation and Richard L. Gelfond.	10-K	001-35066	10.17	2/19/15

+10.15	Amended Employment Agreement, dated December 20, 2010, between IMAX Corporation and Richard L. Gelfond.	10-K	001-35066	10.18	2/24/16

+10.16	Amended Employment Agreement, dated December 12, 2011, between IMAX Corporation and Richard L. Gelfond.	10-K	001-35066	10.17	2/24/12

Exhibit No.	Description	Form	File No	Exhibit	Filing Date

+10.17	Employment Agreement, dated January 1, 2014, between IMAX Corporation and Richard L. Gelfond.	10-Q	001-35066	10.12	10/23/14

+10.18	First Amending Agreement, dated December 9, 2015, between IMAX Corporation and Richard L. Gelfond.	10-K	001-35066	10.21	2/24/16

+10.19	Employment Agreement, dated November 8, 2016, between IMAX Corporation and Richard L. Gelfond.	10-K	001-35066	10.24	2/23/17

+10.20	Amendment to Employment Agreement, dated November 1, 2019, between IMAX Corporation and Richard L. Gelfond.	10-K	001-35066	10.26	2/19/20

+10.21	Second Amendment to Employment Agreement, dated as of September 19, 2022, between IMAX Corporation and Richard L. Gelfond.	10-K	001-35066	10.1	10/31/22

+10.22	Employment Agreement, dated December 18, 2017, between IMAX Corporation and Robert D. Lister.	10-K	001-35066	10.30	2/27/18

+10.23	First Amending Agreement, dated March 11, 2020, between IMAX Corporation and Robert D. Lister.	10-Q	001-35066	10.47	4/30/20

*+10.24	Second Amending Agreement, dated as of October 20, 2023, between IMAX Corporation and Robert D. Lister

+10.25	Employment Agreement, dated October 10, 2018, between IMAX Corporation and Megan Colligan.	10-Q	001-35066	10.48	7/28/20

+10.26	Employment Memorandum, dated September 18, 2020, between IMAX Corporation and Mark Welton.	10-Q	001-35066	10.52	10/29/20

+10.27	Amendment to Employment Memorandum, dated October 13, 2021, between IMAX Corporation and Mark Welton.	10-K	001-35066	10.38	02/24/22

+10.28	Offer Letter, effective May 14, 2021, between IMAX Corporation and Joseph Sparacio.	10-Q	001-35066	10.1	07/27/21

+10.29	Employment Agreement, dated April 25, 2022, between IMAX Corporation and Natasha Fernandes.	10-Q	001-35066	10.1	07/29/22

+10.30	Letter Agreement by and between Megan Colligan and IMAX Corporation.	8-K	001-35066	10.2	04/27/23

+10.31	Statement of Directors’ Compensation as of January 2023.	10-K	001-35066	10.37	02/22/22

10.32	Form of Director Indemnification Agreement.	10-Q	001-35066	10.39	07/25/18

10.33	Sixth Amended and Restated Credit Agreement, dated March 25, 2022, by and between IMAX Corporation, the Guarantors referred to therein, the Lenders referred to therein, and Wells Fargo Bank, National Association, as Administrative Agent.	10-Q	001-35066	10.1	4/28/22

10.34	Base Call Option Confirmation, dated as of March 16, 2021 between IMAX Corporation and Wells Fargo Bank, National Association.	10-Q	001-35066	10.1	4/29/21

10.35	Base Call Option Confirmation, dated as of March 16, 2021 between IMAX Corporation and Mizuho Markets Americas LLC.	10-Q	001-35066	10.2	4/29/21

10.36	Base Call Option Confirmation, dated as of March 16, 2021 between IMAX Corporation and JPMorgan Chase Bank, National Association.	10-Q	001-35066	10.3	4/29/21

10.37	Base Call Option Confirmation, dated as of March 16, 2021 between IMAX Corporation and HSBC Bank USA, National Association.	10-Q	001-35066	10.4	4/29/21

Exhibit No.	Description	Form	File No	Exhibit	Filing Date

10.38	Additional Call Option Confirmation, dated as of March 18, 2021 between IMAX Corporation and Wells Fargo Bank, National Association.	10-Q	001-35066	10.5	4/29/21

10.39	Additional Call Option Confirmation, dated as of March 18, 2021 between IMAX Corporation and Mizuho Markets Americas LLC.	10-Q	001-35066	10.6	4/29/21

10.40	Additional Call Option Confirmation, dated as of March 18, 2021 between IMAX Corporation and JPMorgan Chase Bank, National Association.	10-Q	001-35066	10.7	4/29/21

10.41	Additional Call Option Confirmation, dated as of March 18, 2021 between IMAX Corporation and HSBC Bank USA, National Association.	10-Q	001-35066	10.8	4/29/21

*21.1	Subsidiaries of IMAX Corporation.

*23.1	Consent of PricewaterhouseCoopers LLP.

*24.1	Power of Attorney of certain directors.

*31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 27, 2024, by Richard L. Gelfond.

*31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 27, 2024, by Natasha Fernandes.

*32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 27, 2024, by Richard L. Gelfond.

*32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 27, 2024, by Natasha Fernandes.

*97.1	Clawback Policy.

*101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

*101.SCH	Inline XBRL Taxonomy Extension Schema Document

*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith

+ Management contract or compensatory plan, contract or arrangement

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAX CORPORATION

By	/s/ NATASHA FERNANDES
Natasha Fernandes
Chief Financial Officer

Date: February 27, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 27, 2024.

/s/ RICHARD L. GELFOND	/s/ NATASHA FERNANDES	/s/ ELIZABETH GITAJN
Richard L. Gelfond Chief Executive Officer & Director (Principal Executive Officer)	Natasha Fernandes Chief Financial Officer & Executive Vice-President (Principal Financial Officer)	Elizabeth Gitajn Senior Vice-President, Finance & Controller (Principal Accounting Officer)

*	*	*
Darren D. Throop Chairman of the Board & Director	Gail Berman Director	Eric A. Demirian Director

*	*	*
Kevin Douglas Director	David W. Leebron Director	Michael MacMillan Director

*	*	*
Steve Pamon Director	Dana Settle Director	Jennifer Wong Director

By	* /s/ NATASHA FERNANDES
Natasha Fernandes
(as attorney-in-fact)