Form 10-Q
period 2024-03-31
IMAX CORP
filed 2024-04-25
CIK 921582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of March 31, 2024
Common Shares, no par value	52,622,200

IMAX CORPORATION

IMAX CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

IMAX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. Dollars, except share amounts)

(Unaudited)

	March 31,	December 31,
	2024	2023
Assets
Cash and cash equivalents	$81,017	$76,200
Accounts receivable, net of allowance for credit losses	140,579	136,259
Financing receivables, net of allowance for credit losses	125,614	127,154
Variable consideration receivables, net of allowance for credit losses	64,503	64,338
Inventories	36,153	31,584
Prepaid expenses	12,711	12,345
Film assets, net of accumulated amortization	8,050	6,786
Property, plant and equipment, net of accumulated depreciation	240,450	243,299
Other assets	19,634	20,879
Deferred income tax assets, net of valuation allowance	7,712	7,988
Goodwill	52,815	52,815
Other intangible assets, net of accumulated amortization	34,902	35,022
Total assets	$824,140	$814,669
Liabilities
Accounts payable	$18,734	$26,386
Accrued and other liabilities	101,038	111,013
Deferred revenue	60,999	67,105
Revolving credit facility borrowings, net of unamortized debt issuance costs	68,034	22,924
Convertible notes and other borrowings, net of unamortized discounts and debt issuance costs	229,435	229,131
Deferred income tax liabilities	12,521	12,521
Total liabilities	490,761	469,080
Commitments, contingencies and guarantees (see Note 7)
Non-controlling interests	649	658
Shareholders' equity
Capital stock common shares — no par value. Authorized — unlimited number.
52,622,200 issued and outstanding (December 31, 2023 — 53,260,276 issued and outstanding)	393,597	389,048
Other equity	171,877	185,087
Statutory surplus reserve	3,932	3,932
Accumulated deficit	(297,284)	(292,845)
Accumulated other comprehensive loss	(13,320)	(12,081)
Total shareholders' equity attributable to common shareholders	258,802	273,141
Non-controlling interests	73,928	71,790
Total shareholders' equity	332,730	344,931
Total liabilities and shareholders' equity	$824,140	$814,669

(See the accompanying notes, which are an integral part of these Condensed Consolidated Financial Statements.)

IMAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. Dollars, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Revenues
Technology sales	$7,904	$17,822
Image enhancement and maintenance services	50,348	47,127
Technology rentals	18,601	20,058
Finance income	2,270	1,939
	79,123	86,946
Costs and expenses applicable to revenues
Technology sales	4,767	7,232
Image enhancement and maintenance services	21,195	23,085
Technology rentals	6,272	6,578
	32,234	36,895
Gross margin	46,889	50,051
Selling, general and administrative expenses	31,257	34,148
Research and development	2,187	1,855
Amortization of intangible assets	1,343	1,074
Credit loss expense, net	35	220
Restructuring and executive transition costs	—	1,353
Income from operations	12,067	11,401
Realized and unrealized investment gains	30	44
Retirement benefits non-service expense	(107)	(77)
Interest income	534	407
Interest expense	(1,945)	(1,767)
Income before taxes	10,579	10,008
Income tax expense	(5,159)	(4,885)
Net income	5,420	5,123
Net income attributable to non-controlling interests	(2,146)	(2,669)
Net income attributable to common shareholders	$3,274	$2,454

Net income per share attributable to common shareholders:
Basic	$0.06	$0.05
Diluted	$0.06	$0.04
Weighted average shares outstanding (in thousands):
Basic	52,501	54,064
Diluted	53,406	54,991

(See the accompanying notes, which are an integral part of these Condensed Consolidated Financial Statements.)

IMAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands of U.S. Dollars)

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Net income	$5,420	$5,123
Other comprehensive (loss) income, before tax
Unrealized net (loss) gain from cash flow hedging instruments	(916)	134
Realized net loss from cash flow hedging instruments	11	339
Foreign currency translation adjustments	(542)	2,440
Defined benefit and postretirement benefit plans	(249)	(176)
Total other comprehensive (loss) income, before tax	(1,696)	2,737
Income tax benefit (expense) related to other comprehensive (loss) income	303	(78)
Other comprehensive (loss) income, net of tax	(1,393)	2,659
Comprehensive income	4,027	7,782
Comprehensive income attributable to non-controlling interests	(1,992)	(3,358)
Comprehensive income attributable to common shareholders	$2,035	$4,424

(See the accompanying notes, which are an integral part of these Condensed Consolidated Financial Statements.)

IMAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. Dollars)

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Operating Activities
Net income	$5,420	$5,123
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation and amortization	15,164	13,320
Amortization of deferred financing costs	492	625
Credit loss expense, net	35	220
Write-downs, including asset impairments	109	304
Deferred income tax expense (benefit)	571	(193)
Share-based and other non-cash compensation	4,783	5,135
Unrealized foreign currency exchange loss (gain)	33	(78)
Realized and unrealized investment gains	(30)	(44)
Changes in assets and liabilities:
Accounts receivable	(4,502)	12,374
Inventories	(4,672)	(5,946)
Film assets	(4,912)	(3,884)
Deferred revenue	(6,075)	2,606
Changes in other operating assets and liabilities	(17,384)	(8,344)
Net cash (used in) provided by operating activities	(10,968)	21,218
Investing Activities
Purchase of property, plant and equipment	(1,104)	(364)
Investment in equipment for joint revenue sharing arrangements	(4,442)	(2,157)
Acquisition of other intangible assets	(1,594)	(1,760)
Net cash used in investing activities	(7,140)	(4,281)
Financing Activities
Revolving credit facility borrowings	45,000	25,717
Repayments of revolving credit facility borrowings	—	(31,180)
Other borrowings	—	315
Repayment of other borrowings	(156)	—
Repurchase of common shares	(17,856)	(3,656)
Taxes withheld and paid on employee stock awards vested	(4,194)	(6,233)
Net cash provided by (used in) financing activities	22,794	(15,037)
Effects of exchange rate changes on cash	131	(55)
Increase in cash and cash equivalents during period	4,817	1,845
Cash and cash equivalents, beginning of period	76,200	97,401
Cash and cash equivalents, end of period	$81,017	$99,246

(See the accompanying notes, which are an integral part of these Condensed Consolidated Financial Statements.)

IMAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In thousands of U.S. Dollars)

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Adjustments to capital stock:
Balance, beginning of period	$389,048	$376,715
Average carrying value of repurchased and retired common shares	(8,517)	109
Restricted share units vested, net of shares withheld for employee tax obligations	13,066	12,676
Balance, end of period	393,597	389,500
Adjustments to other equity:
Balance, beginning of period	185,087	185,678
Amortization of share-based payment expense - stock options	—	91
Amortization of share-based payment expense - restricted share units	2,924	3,314
Amortization of share-based payment expense - performance stock units	1,887	1,021
Restricted share units vested	(17,943)	(19,233)
Change in ownership interest related to IMAX China	(78)	—
Balance, end of period	171,877	170,871
Adjustments to statutory surplus reserve:
Balance, beginning of period	3,932	3,932
Balance, end of period	3,932	3,932
Adjustments to accumulated deficit:
Balance, beginning of period	(292,845)	(293,124)
Net income attributable to common shareholders	3,274	2,454
Common shares repurchased and retired	(7,713)	(1,739)
Balance, end of period	(297,284)	(292,409)
Adjustments to accumulated other comprehensive (loss) income:
Balance, beginning of period	(12,081)	(9,846)
Other comprehensive (loss) income, net of tax	(1,239)	1,970
Balance, end of period	(13,320)	(7,876)
Adjustments to non-controlling interests:
Balance, beginning of period	71,790	65,691
Net income attributable to non-controlling interests	2,155	2,660
Other comprehensive (loss) income, net of tax	(154)	689
Share-based compensation attributable to non-controlling interests	59	50
Change in ownership interest related to IMAX China	78	—
Balance, end of period	73,928	69,090
Total Shareholders' Equity	$332,730	$333,108

(See the accompanying notes, which are an integral part of these Condensed Consolidated Financial Statements.)

IMAX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands of U.S. Dollars, unless otherwise stated)

(Unaudited)

1. Basis of Presentation

Accounting Principles

IMAX Corporation, together with its consolidated subsidiaries (the “Company” or “IMAX”), prepares its financial statements in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. In the Company’s opinion, the unaudited Condensed Consolidated Financial Statements reflect all adjustments of a normal recurring nature that are necessary for a fair statement of the results for the interim periods presented. The Condensed Consolidated Balance Sheet at December 31, 2023 was derived from the Company’s audited annual Consolidated Financial Statements, but does not contain all of the footnote disclosures included in the annual financial statements. The interim results presented in the Company’s Condensed Consolidated Statements of Operations are not necessarily indicative of results for a full year.

These Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in the Company’s 2023 Annual Report on Form 10-K (the “2023 Form 10-K”), which should be consulted for a summary of the significant accounting policies utilized by the Company. These Condensed Consolidated Financial Statements are prepared following the same accounting policies disclosed in the 2023 Form 10-K.

Principles of Consolidation

These Condensed Consolidated Financial Statements include the accounts of IMAX Corporation together with its consolidated subsidiaries, except for subsidiaries which have been identified as variable interest entities (“VIEs”) where the Company is not the primary beneficiary. All intercompany accounts and transactions have been eliminated. The Company has evaluated its various variable interests to determine whether they are VIEs as required by U.S. GAAP.

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

As of March 31, 2024 and December 31, 2023, total assets and liabilities of the Company’s consolidated VIEs are as follows:

	March 31,	December 31,
(In thousands of U.S. Dollars)	2024	2023
Total assets	$1,410	$1,425
Total liabilities	$246	$246

Estimates and Assumptions

In preparing the Company’s Condensed Consolidated Financial Statements, management makes judgments in applying various accounting policies. The areas of policy judgment are consistent with those reported in Note 2(b) of the Company’s audited Consolidated Financial Statements included in its 2023 Form 10-K. Management also considers that its determination of operating and reporting segments represents an area of judgment, and has made this conclusion on the basis of what comprises the discrete financial information produced, but not provided to or used by its Chief Operating Decision Maker (“CODM”) to carry out this function. In addition, management makes assumptions about the Company’s future operating results and cash flows in deriving critical accounting estimates used in preparing the Condensed Consolidated Financial Statements. The significant estimates made by management include, but are not limited to: (i) the allocation of the transaction price in an IMAX System arrangement to distinct performance obligations; (ii) the amount of variable consideration to be earned on sales of IMAX Systems based on projections of future box office performance; (iii) expected credit losses on accounts receivable, financing receivables, and variable consideration receivables; (iv) provisions for the write-down of excess and obsolete inventory; (v) the fair values of the reporting units used in assessing the recoverability of goodwill; (vi) the cash flow projections used in testing the recoverability of long-lived assets such as the system equipment supporting joint revenue sharing arrangements; (vii) the economic lives of the system equipment supporting joint revenue sharing arrangements; (viii) the useful lives of intangible assets; (ix) the ultimate revenue forecasts used to test the recoverability of film assets; (x) the discount rates used to determine the present value of financing receivables and lease liabilities, as well as to determine the fair values of the Company’s reporting units for the purpose of assessing the recoverability of goodwill; (xi) pension plan assumptions; (xii) estimates related to the fair value and projected vesting of share-based payment awards; (xiii) the valuation of deferred income tax assets; and (xiv) reserves related to uncertain tax positions.

2. New Accounting Standards and Accounting Changes

Adoption of New Accounting Standards

In October 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2023-06, “Disclosure Improvements: Codification Amendments in response to the SEC’s Disclosure Update and Simplification Initiative” (“ASU 2023-06”). ASU 2023-06 incorporates into U.S. GAAP certain presentation and disclosure requirements currently included in the SEC’s regulations. Each amendment will become effective prospectively from the date the SEC withdrawals the corresponding SEC regulatory requirement. The Company adopted ASU 2023-06 on January 1, 2024. The adoption of ASU 2023-06 did not have a material impact on the Company’s Consolidated Financial Statements.

Recently Issued FASB Accounting Standard Codification Updates Not Yet Adopted

In March 2020, the FASB issued Accounting Standards Update No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). The purpose of ASU 2020-04 is to provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. ASU 2020-04 is effective for all entities from the beginning of an interim period that includes the issuance date of the ASU 2020-04. In October 2022, the FASB extended the temporary accounting relief to December 31, 2024 from the current sunset date of December 31, 2022. As of March 31, 2024, the Company is not party to any third party contracts that reference the London Interbank Offered Rate (“LIBOR”). Accordingly, the Company does not expect ASU 2020-04 to have a material effect on its Consolidated Financial Statements.

In November 2023, the FASB issued Accounting Standards Update No. 2023-07, Segment Reporting (Topic 820): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The purpose of ASU 2023-07 is to enhance the interim disclosure requirements by more closely aligning them with the annual requirements. ASU 2023-07 requires interim and annual disclosures to include information about the company's significant segment expenses. ASU 2023-07 will be effective for the Company’s year ended December 31, 2024 and all interim periods thereafter. The Company is in the process of evaluating the impact of ASU 2023-07 on its financial statements.

In December 2023, the FASB issued Accounting Standard Update 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). The amendments in ASU 2023-09 improve the transparency of income tax disclosures by requiring (i) consistent categories and greater disaggregation of information in the rate reconciliation, and (ii) income taxes paid disaggregated by jurisdiction. ASU 2023-09 will be effective for the Company’s year ended December 31, 2025. The Company is in the process of evaluating the impact of ASU 2023-09 on its financial statements.

In March 2024, the FASB issued Accounting Standard Update 2024-01, Compensation - Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards (“ASU 2024-01”). ASU 2024-01 amends the guidance in Accounting Standard Codification 718 (“ASC 718”) by adding an illustrative example to demonstrate and clarify how to apply the scope guidance to determine whether profits interests and similar awards should be accounted for as share-based payment arrangement under ASC 718 or another standard. ASU 2024-01 will be effective for the Company’s period ended March 31, 2025. The Company is in the process of evaluating the impact of ASU 2024-01 on its financial statements.

The Company considers the applicability and impact of all recently issued FASB accounting standard codification updates. Accounting standard updates that are not noted above were assessed and determined to be not applicable or not significant to the Company’s Condensed Consolidated Financial Statements for the period ended March 31, 2024.

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

The following tables summarize the activity in the allowance for credit losses related to Accounts Receivable for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,2024
(In thousands of U.S. Dollars)	Theater Operators	Studios	Other	Total
Beginning balance	$14,355	$616	$1,006	$15,977
Current period (reversal) provision, net	(94)	14	73	(7)
Foreign exchange	(14)	—	—	(14)
Ending balance	$14,247	$630	$1,079	$15,956

	Three Months Ended March 31, 2023
(In thousands of U.S. Dollars)	Theater Operators	Studios	Other	Total
Beginning balance	$11,144	$1,699	$1,276	$14,119
Current period provision, net	(265)	3	21	(241)
Write-offs	(115)	—	—	(115)
Foreign exchange	60	5	—	65
Ending balance	$10,824	$1,707	$1,297	$13,828

For the three months ended March 31, 2024, the Company’s allowance for current expected credit losses related to Accounts Receivable decreased less than $0.1 million. There were no write-offs in the allowance for credit losses for the three months ended March 31, 2024.

For the three months ended March 31, 2023, the Company’s allowance for current expected credit losses related to Accounts Receivable decreased by $0.4 million.

Financing Receivables

Financing receivables are due from theater operators and consist of the Company’s net investment in sales-type leases and receivables associated with financed sales of IMAX Systems. As of March 31, 2024 and December 31, 2023, financing receivables consist of the following:

	March 31,	December 31,
(In thousands of U.S. Dollars)	2024	2023
Net investment in leases
Gross minimum payments due under sales-type leases	$30,215	$30,459
Unearned finance income	(441)	(467)
Present value of minimum payments due under sales-type leases	29,774	29,992
Allowance for credit losses	(451)	(453)
Net investment in leases	29,323	29,539
Financed sales receivables
Gross minimum payments due under financed sales	133,511	135,684
Unearned finance income	(27,604)	(28,452)
Present value of minimum payments due under financed sales	105,907	107,232
Allowance for credit losses	(9,616)	(9,617)
Net financed sales receivables	96,291	97,615
Total financing receivables	$125,614	$127,154

Net financed sales receivables due within one year	$31,700	$32,031
Net financed sales receivables due after one year	64,591	65,584
Total financed sales receivables	$96,291	$97,615

As of March 31, 2024 and December 31, 2023, the weighted-average remaining lease term and weighted-average interest rate associated with the Company’s sales-type lease arrangements and financed sale receivables, as applicable, are as follows:

	March 31,	December 31,
	2024	2023
Weighted-average remaining lease term (in years)
Sales-type lease arrangements	8.1	8.3
Weighted-average interest rate
Sales-type lease arrangements	7.56%	7.88%
Financed sales receivables	9.01%	8.97%

The tables below provide information on the Company’s net investment in leases by credit quality indicator as of March 31, 2024 and December 31, 2023. The amounts disclosed for each credit quality classification are determined on a customer-by-customer basis and include both billed and unbilled amounts.

(In thousands of U.S. Dollars)	By Origination Year
As of March 31, 2024	2024	2023	2022	2021	2020	Prior	Total
Net investment in leases:
Credit quality classification:
In good standing	$—	$2,278	$3,072	$5,664	$1,771	$7,388	$20,173
Credit Watch	—	—	—	—	—	—	—
Pre-approved transactions	—	—	490	2,602	809	5,299	9,200
Transactions suspended	—	—	—	—	—	401	401
Total net investment in leases	$—	$2,278	$3,562	$8,266	$2,580	$13,088	$29,774

(In thousands of U.S. Dollars)	By Origination Year
As of December 31, 2023	2023	2022	2021	2020	2019	Prior	Total
Net investment in leases:
Credit quality classification:
In good standing	$2,435	$3,262	$6,241	$2,173	$1,677	$1,138	$16,926
Credit Watch	—	490	—	—	—	313	803
Pre-approved transactions	—		3,462	1,182	5,221	1,997	11,862
Transactions suspended	—	—	—	—	—	401	401
Total net investment in leases	$2,435	$3,752	$9,703	$3,355	$6,898	$3,849	$29,992

The tables below provide information on the Company’s financed sales receivables by credit quality indicator as of March 31, 2024 and December 31, 2023. The amounts disclosed for each credit quality classification are determined on a customer-by-customer basis and include both billed and unbilled amounts.

(In thousands of U.S. Dollars)	By Origination Year
As of March 31, 2024	2024	2023	2022	2021	2020	Prior	Total
Financed sales receivables:
Credit quality classification:
In good standing	$349	$10,849	$5,784	$6,001	$5,333	$49,560	$77,876
Credit Watch	—	—	—	—	—	1,089	1,089
Pre-approved transactions	—	471	342	2,904	1,513	8,968	14,198
Transactions suspended	—	163	—	630	146	11,805	12,744
Total financed sales receivables	$349	$11,483	$6,126	$9,535	$6,992	$71,422	$105,907

(In thousands of U.S. Dollars)	By Origination Year
As of December 31, 2023	2023	2022	2021	2020	2019	Prior	Total
Financed sales receivables:
Credit quality classification:
In good standing	$6,660	5,921	5,961	5,415	8,058	44,870	$76,885
Credit Watch	—	30	—	—	317	796	1,143
Pre-approved transactions	607	313	2,619	1,455	2,084	8,508	15,586
Transactions suspended		—	728	345	1,546	10,999	13,618
Total financed sales receivables	$7,267	$6,264	$9,308	$7,215	$12,005	$65,173	$107,232

The following tables provide an aging analysis for the Company’s net investment in leases and financed sales receivables as of March 31, 2024 and December 31, 2023:

	As of March 31, 2024
(In thousands of U.S. Dollars)	Accrued and Current	30-89 Days	90+ Days	Billed	Unbilled	Recorded Receivable	Allowance for Credit Losses	Net
Net investment in leases	$277	$451	$4,973	$5,701	$24,073	$29,774	$(451)	$29,323
Financed sales receivables	853	2,241	9,994	13,089	92,818	$105,907	(9,616)	96,291
Total	$1,130	$2,692	$14,967	$18,790	$116,891	$135,681	$(10,067)	$125,614

	As of December 31, 2023
(In thousands of U.S. Dollars)	Accrued and Current	30-89 Days	90+ Days	Billed	Unbilled	Recorded Receivable	Allowance for Credit Losses	Net
Net investment in leases	$293	$212	$4,598	$5,103	$24,889	$29,992	$(453)	$29,539
Financed sales receivables	1,535	1,196	10,704	13,435	93,797	107,232	(9,617)	97,615
Total	$1,828	$1,408	$15,302	$18,538	$118,686	$137,224	$(10,070)	$127,154

The following tables provide information about the Company’s net investment in leases and financed sales receivables with billed amounts past due for which it continues to accrue finance income as of March 31, 2024 and December 31, 2023. The amounts disclosed for each credit quality classification are determined on a customer-by-customer basis and include both billed and unbilled amounts.

	As of March 31, 2024
(In thousands of U.S. Dollars)	Accrued and Current	30-89 Days	90+ Days	Billed	Unbilled	Allowance for Credit Losses	Net
Net investment in leases	$240	$412	$4,973	$5,625	$22,036	$(10)	$27,651
Financed sales receivables	373	1,555	9,662	11,590	36,236	(1,046)	46,780
Total	$613	$1,967	$14,635	$17,215	$58,272	$(1,056)	$74,431

	As of December 31, 2023
(In thousands of U.S. Dollars)	Accrued and Current	30-89 Days	90+ Days	Billed	Unbilled	Allowance for Credit Losses	Net
Net investment in leases	$259	$212	$4,598	$5,069	$22,651	$(9)	$27,711
Financed sales receivables	798	782	10,517	12,097	33,552	(1,198)	44,451
Total	$1,057	$994	$15,115	$17,166	$56,203	$(1,207)	$72,162

The following table provides information about the Company’s net investment in leases and financed sales receivables that are on nonaccrual status as of March 31, 2024 and December 31, 2023:

	As of March 31, 2024			As of December 31, 2023
(In thousands of U.S. Dollars)	Recorded Receivable	Allowance for Credit Losses	Net	Recorded Receivable	Allowance for Credit Losses	Net
Net investment in leases	$401	$(401)	$—	$401	$(401)	$—
Net financed sales receivables	26,942	(8,882)	18,060	29,204	(8,884)	20,320
Total	$27,343	$(9,283)	$18,060	$29,605	$(9,285)	$20,320

For the three months ended March 31, 2024, the Company recognized $0.6 million (2023 — less than $0.1 million) in Finance Income related to the net investment in leases with billed amounts past due. For the three months ended March 31, 2024 and 2023, the Company recognized $nil (2023 - $nil) in Finance Income related to the net investment in leases on nonaccrual status. For the three months ended March 31, 2024, the Company recognized $0.5 million (2023 — $0.8 million) in Finance Income related to the financed sales receivables with billed amounts past due. For the three months ended March 31, 2024, the Company recognized $0.4 million (2023 — $0.1 million) in Finance Income related to the financed sales receivables in nonaccrual status.

The following tables summarize the activity in the allowance for credit losses related to the Company’s net investment in leases and financed sales receivables for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024
	Net Investment	Financed
(In thousands of U.S. Dollars)	in Leases	Sales Receivables
Beginning balance	$453	$9,617
Current period (reversal) provision, net	4	(4)
Foreign exchange	(6)	3
Ending balance	$451	$9,616

	Three Months Ended March 31, 2023
	Net Investment	Net Financed
(In thousands of U.S. Dollars)	in Leases	Sales Receivables
Beginning balance	$776	$10,945
Current period (reversal) provision, net	(2)	549
Foreign exchange	4	39
Ending balance	$778	$11,533

For the three months ended March 31, 2024, the Company’s allowance for current expected credit losses related to its net investment in leases decreased by less than $0.1 million (2023 — increased less than $0.1 million), and financed sales receivables decreased by less than $0.1 million (2023 — increased by $0.6 million).

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

The following table summarizes the activity in the Allowance for Credit Losses related to Variable Consideration Receivables for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
(In thousands of U.S. Dollars)	Theater Operators	Theater Operators
Beginning balance	$633	$610
Current period reversal, net	3	(86)
Foreign exchange	—	2
Ending balance	$636	$526

For the three months ended March 31, 2024, the Company’s allowance for current expected credit losses related to Variable Consideration Receivables increased by less than $0.1 million (2023 — decreased by $0.1 million)

4. Lease Arrangements

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

For the three months ended March 31, 2024 and 2023, the components of lease expense recorded within Selling, General and Administrative Expenses are as follows:

	Three Months Ended March 31,
(In thousands of U.S. Dollars)	2024	2023
Operating lease cost:
Amortization of operating lease assets	$522	$151
Interest on operating lease liabilities	175	724
Short-term and variable lease costs	78	204
Finance lease cost:
Amortization of finance lease assets	100	100
Interest on finance lease liabilities	7	14
Total lease cost	$882	$1,193

For the three months ended March 31, 2024 and 2023, supplemental cash and non-cash information related to leases is as follows:

	Three Months Ended March 31,
(In thousands of U.S. Dollars)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating leases	$723	$971
Finance leases	$28	$—
Supplemental disclosure of noncash leasing activities:
Right-of-use assets obtained in exchange for operating lease obligations	$260	$228
Right-of-use assets obtained in exchange for finance lease obligations	$—	$—

As of March 31, 2024 and December 31, 2023, supplemental balance sheet information related to leases is as follows:

		March 31,	December 31,
(In thousands of U.S. Dollars)		2024	2023
Assets	Balance Sheet Location
Operating lease right-of-use assets	Property, plant and equipment	$10,263	$10,599
Finance lease right-of-use assets	Property, plant and equipment	$1,320	$1,420
Liabilities	Balance Sheet Location
Operating lease liabilities	Accrued and other liabilities	$12,353	$12,702
Finance lease liabilities	Accrued and other liabilities	$497	$518

As of March 31, 2024 and December 31, 2023, the weighted-average remaining lease term and weighted-average interest rate associated with the Company’s leases are as follows:

	March 31,	December 31,
	2024	2023
Operating leases:
Weighted-average remaining lease term (years)	5.4	4.9
Weighted-average discount rate	5.83%	5.85%
Finance leases:
Weighted-average remaining lease term (years)	3.3	3.6
Weighted-average discount rate	6.00%	6.00%

As of March 31, 2024, the maturities of the Company’s operating and finance lease liabilities are as follows:

(In thousands of U.S. Dollars)	Operating Leases	Finance Leases
2024 (nine months remaining)	$1,998	$508
2025	2,528	—
2026	2,469	—
2027	2,468	—
2028	2,472	—
Thereafter	2,429	—
Total lease payments	14,364	508
Less: interest expense	(2,011)	(11)
Present value of lease liabilities	$12,353	$497
(b)
IMAX Corporation as a Lessor

The Company provides IMAX Systems to customers through long-term lease arrangements that for accounting purposes are classified as sales-type leases. Under these arrangements, in exchange for providing the IMAX System, the Company earns fixed upfront and ongoing consideration. Certain arrangements that are legal sales are also classified as sales-type leases as certain clauses within the arrangements limit transfer of title or provide the Company with conditional rights to the system. The customer’s rights under the Company’s sales-type lease arrangements are described in Note 2(o) of the Company’s audited Consolidated Financial Statements included in its 2023 Form 10-K. Under the Company’s sales-type lease arrangements, the customer has the ability and the right to operate the hardware components or direct others to operate them in a manner determined by the customer. The Company’s lease portfolio terms are typically non-cancellable for 10 to 20 years with renewal provisions from inception. The Company’s sales-type lease arrangements do not contain a guarantee of residual value at the end of the lease term. The customer is required to pay for executory costs such as insurance and taxes and is required to pay the Company for maintenance and an extended warranty generally after the first year of the lease until the end of the lease term. The customer is responsible for obtaining insurance coverage for the IMAX System commencing on the date specified in the arrangement’s shipping terms and ending on the date the IMAX System is returned to the Company.

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

The following lease payments are expected to be received by the Company for its sales-type leases and joint revenue sharing arrangements in each of the next five years and thereafter following the March 31, 2024 balance sheet date:

	Sales-Type	Joint Revenue
(In thousands of U.S. Dollars)	Leases	Sharing Arrangements
2024 (nine months remaining)	$2,433	$48
2025	3,112	27
2026	3,031	—
2027	2,965	—
2028	2,813	—
Thereafter	15,664	—
Total	$30,018	$75

5. Inventories

As of March 31, 2024 and December 31, 2023, Inventories consist of the following:

	March 31,	December 31,
(In thousands of U.S. Dollars)	2024	2023
Raw materials	$31,980	$27,660
Work-in-process	2,089	2,570
Finished goods	2,084	1,354
	$36,153	$31,584

As of March 31, 2024, Inventories include finished goods of $0.6 million (December 31, 2023 — $0.6 million) for which title had passed to customers, but the criteria for revenue recognition were not met as of the balance sheet date.

During the three months ended March 31, 2024 and 2023, the Company had recorded write-downs of less than $0.1 million, respectively, in Costs and Expenses Applicable to Revenues ― Technology Sales.

6. Borrowings

(a)
Revolving Credit Facility Borrowings, Net

As of March 31, 2024 and December 31, 2023, Revolving Credit Facility Borrowings, Net includes the following:

	March 31,	December 31,
(In thousands of U.S. Dollars)	2024	2023
Wells Fargo Credit Facility borrowings	$69,000	$24,000
Unamortized debt issuance costs	(966)	(1,076)
Revolving Credit Facility Borrowings, net	$68,034	$22,924

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

The Credit Facility requires that the Company maintain a maximum Senior Secured Net Leverage Ratio (as defined in the Credit Agreement) of no greater than 3.25:1.00, on the last day of each Fiscal Quarter. The Senior Secured Net Leverage Ratio is the ratio of Total Debt (as defined in the Credit Agreement), secured by liens, net of unrestricted cash and cash equivalents held outside of the People’s Republic of China (“the PRC”) up to a maximum of $75.0 million, relative to Adjusted EBITDA per Credit Facility for the four prior quarters. The Senior Secured Net Leverage Ratio is calculated using Adjusted EBITDA per Credit Facility determined on a trailing twelve-month basis. The Company was in compliance with this requirement as of March 31, 2024 as the Senior Secured Net Leverage Ratio was 0.16:1.00.

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

As of March 31, 2024, borrowings under the Credit Facility were $69.0 million (December 31, 2023 — $24.0 million) and bear interest at Term SOFR, plus a margin of 1.50% per annum (December 31, 2023 — 1.75%) based on the Company’s total leverage ratio. The effective interest rate for the three months ended March 31, 2024 was 6.93% (2023 — 6.83%).

The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit indebtedness, liens, asset sales, investments and restricted payments, in each case subject to negotiated exceptions and baskets. The Credit Agreement also contains customary representations, warranties and event of default provisions.

As of March 31, 2024, and December 31, 2023, the Company had no letters of credit or advance payment guarantees outstanding under the Credit Facility. As of March 31, 2024, the amount available for future borrowings under the Credit Facility was $231.0 million (December 31, 2023 — $276.0 million).

Foreign Exchange Facility

Within the Credit Facility, the Company is able to purchase foreign currency forward contracts and/or other swap arrangements. As of March 31, 2024, the net unrealized loss on the Company’s outstanding foreign currency forward contracts was less than $0.1 million, representing the amount by which the notional value of these forward contracts exceeded their fair value (December 31, 2023 — net unrealized gain of $0.8 million). As of March 31, 2024, the notional value of the Company’s outstanding foreign currency forward contracts was $34.8 million (December 31, 2023 — $40.6 million).

Bank of China Facility

In June 2022, IMAX (Shanghai) Multimedia Technology Co., Ltd. (“IMAX Shanghai”), one of the Company’s majority-owned subsidiaries in China, renewed its unsecured revolving facility with Bank of China for up to 200.0 million Chinese Renminbi (“RMB”) ($28.2 million), including RMB 10.0 million ($1.4 million) for letters of guarantee, to fund ongoing working capital requirements (the “Bank of China Facility”). The Bank of China Facility expires on February 21, 2025.

As of March 31, 2024 and December 31, 2023, no borrowings were outstanding under the Bank of China Facility and outstanding letters of guarantee were less than $0.1 million.

As of March 31, 2024, the amount available for future borrowings under the Bank of China Facility was RMB 190.0 million ($26.8 million) and the amount available for letters of guarantee was RMB 9.8 million ($1.4 million). The amount available for future borrowings under the Bank of China Facility is not subject to a standby fee. The effective interest rate for the three months ended March 31, 2024 was 0% (2023 — 3.85%).

HSBC China Facility

In June 2022, IMAX Shanghai entered into an unsecured revolving facility for up to RMB 200.0 million ($28.2 million) with HSBC Bank (China) Company Limited, Shanghai Branch to fund ongoing working capital requirements (the “HSBC China Facility”). As of March 31, 2024 and December 31, 2023, no borrowings were outstanding under the HSBC China Facility. As of March 31, 2024 and December 31, 2023, the amount available for future borrowings under the HSBC China Facility was RMB 200.0 million ($28.2 million). The effective interest rate for the three months ended March 31, 2024 was 0% (2023 — 3.88%).

NBC Facility

In October 2019, the Company entered into a $5.0 million facility with National Bank of Canada (the “NBC Facility”) fully insured by Export Development Canada for use solely in conjunction with the issuance of performance guarantees and letters of credit. The NBC Facility has been renewed to August 21, 2024. The NBC Facility is renewable on the same terms and conditions on an annual basis. The Company did not have any letters of credit or advance payment guarantees outstanding as of March 31, 2024 and December 31, 2023 under the NBC Facility.

(b) Convertible Notes and Other Borrowings, Net

As of March 31, 2024 and December 31, 2023, Convertible Notes and Other Borrowings, Net includes the following:

	March 31,	December 31,
(In thousands of U.S. Dollars)	2024	2023
Convertible Notes	$230,000	$230,000
Unamortized discounts and debt issuance costs	(2,991)	(3,367)
Convertible Notes, net	227,009	226,633

Federal Economic Development Loan	2,962	3,200
Unaccreted interest benefit	(536)	(702)
Federal Economic Development Loan, net	2,426	2,498

Convertible Notes and Other Borrowings, net	$229,435	$229,131

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

The Company continues to record the Convertible Notes entirely as a liability in the Condensed Consolidated Balance Sheets, net of initial purchasers’ discounts and commissions and other debt issuance costs, with interest expense reflecting the cash coupon plus the amortization of the discounts and capitalized costs. Additionally, under the “if-converted” method, because the principal amount of the Convertible Notes is settled in cash and the conversion spread is settleable in the Company’s common shares, diluted earnings per share is calculated by including the net number of incremental shares that would be issued upon conversion of the Convertible Notes, using the average market price during the period. Accordingly, the application of the “if-converted” method may reduce the Company’s reported diluted earnings per share.

Federal Economic Development Loan

The Company’s wholly-owned subsidiary, SSIMWAVE, entered into a contribution agreement with the Federal Economic Development Agency for Southern Ontario (the “Federal Economic Development Loan”) on May 29, 2019, under which SSIMWAVE received $4.2 million Canadian Dollars ($3.1 million) by way of repayable contributions toward certain eligible projects costs. The contributions under the agreement covered 35% of the eligible and supported costs of SSIMWAVE between January 10, 2019 and December 31, 2022. The contributions were repayable over 60 months, with repayments to begin in January 2024 and an annual interest rate of 0%.

On January 1, 2024, SSIMWAVE was amalgamated into the Company. On January 4, 2024, the Federal Economic Development Loan was assigned to the Company with amendment to the repayment term. The contributions under the assigned agreement are repayable over 36 months beginning January 2024, with an annual interest rate of 0%.

The benefit of the interest-free loan has been determined by calculating the present value of the payments using a market-based interest rate and comparing this to the proceeds received. The benefit is recorded as the interest free benefit of government funding within Interest Income on the Condensed Consolidated Statements of Operations. The obligation is being accreted to its maturity amount, resulting in an interest accretion expense of $0.1 million for the three months ended March 31, 2024 (2023 — less than $0.1 million), which is being recorded within Interest Expense on the Company’s Consolidated Statement of Operations.

As of March 31, 2024, the Federal Economic Development Loan has a carrying value of $2.4 million, net of unaccreted interest benefit and is recorded within Convertible Notes and Other Borrowings, Net on the Company’s Condensed Consolidated Balance Sheets.

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

(i) In January 2004, the Company and IMAX Theatre Services Ltd., a subsidiary of the Company, commenced an arbitration seeking damages before the International Court of Arbitration of the International Chamber of Commerce (the “ICC”) with respect to the breach by Electronic Media Limited (“EML”) of its December 2000 agreement with the Company. In June 2004, the Company commenced a related arbitration before the ICC against EML’s affiliate, E-City Entertainment (I) PVT Limited (“E-City”). On March 27, 2008, the arbitration panel issued a final award in favor of the Company in the amount of $11.3 million, as well as an additional $2,512 each day in interest from October 1, 2007 until the date the award is paid. In July 2008, E-City commenced a proceeding in Mumbai, India seeking to prevent recognition of the ICC award in India. On March 10, 2017, the Supreme Court of India dismissed E-City’s petition. On March 29, 2017, the Company filed an Execution Application in the Bombay High Court seeking to enforce the ICC award against E-City and several related parties, which award the Company calculates to be $26.4 million, inclusive of interest, as of March 31, 2024. That matter is currently pending. The Company has also taken steps to enforce the ICC final award outside of India. In December 2011, the Ontario Superior Court of Justice issued an order recognizing the final award and requiring E-City to pay the Company $30,000 to cover the costs of the application, and in May 2012, the New York Supreme Court recognized the Canadian judgment and entered it as a New York judgment. The Company intends to continue pursuing its rights and seeking to enforce the award, although no assurances can be given with respect to the ultimate outcome.

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

(d)
Product Warranties

The Company’s accrual for product warranties, which is recorded within Accrued and Other Liabilities in the Condensed Consolidated Balance Sheets, was $0.2 million and less than $0.1 million as of March 31, 2024 and December 31, 2023, respectively.

(e)
Director and Officer Indemnifications

The Company’s by-laws contain an indemnification of its directors/officers, former directors/officers, and persons who have acted at its request to be a director/officer of an entity in which the Company is a shareholder or creditor, to indemnify them, to the extent permitted by the Canada Business Corporations Act, against expenses (including legal fees), judgments, fines and any amounts actually and reasonably incurred by them in connection with any action, suit or proceeding in which the directors and/or officers are sued as a result of their service, if they acted honestly and in good faith with a view to the best interests of the Company. In addition, the Company has entered into indemnification agreements with each of its directors in order to effectuate the foregoing. The nature of the indemnification prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to counterparties. The Company has purchased directors’ and officers’ liability insurance. No amount has been accrued in the Company’s Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023, with respect to this indemnity.

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

8. Condensed Consolidated Statements of Operations – Supplemental Information

(a)
Selling Expenses

The following table summarizes the Company’s selling expenses, including sales commissions and marketing and other, which are recognized within Costs and Expenses Applicable to Revenues in the Condensed Consolidated Statements of Operations, for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024		2023
(In thousands of U.S. Dollars)	Sales Commissions	Marketing and Other	Sales Commissions	Marketing and Other
Technology sales(1)	$78	$166	$200	$16
Image enhancement and maintenance services(2)	—	2,575	—	6,772
Technology rentals(3)	109	440	73	260
Total	$187	$3,181	$273	$7,048
(1)
Sales commissions paid prior to the recognition of the related revenue are deferred and recognized upon the client acceptance of the IMAX System. Direct advertising and marketing costs for each IMAX System are expensed as incurred.
(2)
Film exploitation costs, including advertising and marketing costs, are expensed as incurred.
(3)
Sales commissions related to joint revenue sharing arrangements accounted for operating leases are recognized in the month earned by the salesperson, which is typically the month in which the IMAX System is installed, and are subject to subsequent performance-based adjustments. Direct advertising and marketing costs for each IMAX System are expensed as incurred.
(b)
Foreign Exchange

Included in Selling, General and Administrative Expenses for the three months ended March 31, 2024 is a foreign currency net loss of $0.3 million (2023 — net loss of $0.1 million) resulting from changes in exchange rates related to foreign currency denominated monetary assets and liabilities. See Note 15(c) for additional information.

(c)
Collaborative Arrangements

Joint Revenue Sharing Arrangements

The accounting policy for the Company’s joint revenue sharing arrangements is disclosed in Note 2(o) of the Company’s audited Consolidated Financial Statements in its 2023 Form 10-K.

Revenue attributable to transactions arising between the Company and its customers under joint revenue sharing arrangements are recorded within Revenues — Technology Sales (for hybrid joint revenue sharing arrangements) and Revenues — Technology Rentals (for traditional joint revenue sharing arrangements). For the three months ended March 31, 2024, such revenues totaled $19.3 million (2023 —$20.1 million).

IMAX Film Remastering and Distribution

In an IMAX Film Remastering and distribution arrangement, the Company receives a percentage of the box office receipts from a third party who owns the copyright to a film in exchange for converting the film into IMAX format and distributing it through the IMAX network. The fee earned by the Company in a typical IMAX Film Remastering and distribution arrangement averages approximately 12.5% of box office receipts (i.e. gross box office receipts less applicable sales taxes), except for within mainland China, where the Company receives a lower percentage of net box office receipts for certain Hollywood films. The accounting policy for the Company’s IMAX Film Remastering and distribution arrangements is disclosed in Note 2(o) of the Company’s audited Consolidated Financial Statements in its 2023 Form 10-K.

Revenue attributable to transactions arising between the Company and its customers under IMAX Film Remastering and distribution arrangements are included in Revenues – Image Enhancement and Maintenance Services. For the three months ended March 31, 2024, such revenues totaled $29.7 million (2023 — $30.1 million). See Note 12(a) for a disaggregated presentation of the Company’s revenues.

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

As of March 31, 2024, the Company is party to one co-produced film arrangement, which represents the VIE total assets balance of $1.4 million and liabilities balance of $0.2 million, and four other co-produced film arrangements, the terms of which are similar. The accounting policies relating to co-produced film arrangements are disclosed in Notes 2(a) and 3(o) of the Company’s 2023 Form 10-K.

For the three months ended March 31, 2024, an expense of $0.1 million, (2023 — $0.1 million) attributable to transactions between the Company and other parties involved in the production of the films have been included in Costs and Expenses Applicable to Revenues ― Image Enhancement and Maintenance Services.

9. Condensed Consolidated Statements of Cash Flows – Supplemental Information

(a)
Changes in other operating assets and liabilities

	Three Months Ended
	March 31,
(In thousands of U.S. Dollars)	2024	2023
(Increase) Decrease in:
Financing receivables	$1,481	$(1,625)
Prepaid expenses	(525)	(2,406)
Variable consideration receivables	(168)	(3,440)
Other assets	353	80
Increase (Decrease) in:
Accounts payable	(7,547)	513
Accrued and other liabilities	(10,978)	(1,466)
	$(17,384)	$(8,344)

(b)
Depreciation and amortization

	Three Months Ended
	March 31,
(In thousands of U.S. Dollars)	2024	2023
Film assets	$5,070	$3,452
Property, plant and equipment:
Equipment supporting joint revenue sharing arrangements	5,695	5,772
Other property, plant and equipment(1)	2,252	2,287
Other intangible assets(2)	1,634	1,399
Other assets(3)	513	410
	$15,164	$13,320

(1)
Includes the amortization of laser projection systems, camera, and lens upgrades recorded in Research and Development on the Condensed Consolidated Statements of Operations of $0.1 million for the three months ended March 31, 2024 (2023 — $0.1 million).
(2)
Includes the amortization of licenses and intellectual property recorded in Research and Development on the Condensed Consolidated Statements of Operations of $0.3 million for the three months ended March 31, 2024 (2023 — $0.3 million).
(3)
Includes the amortization of lessee incentives provided by the Company to its customers under joint revenue sharing arrangements.
(c)
Write-downs, including asset impairments

	Three Months Ended
	March 31,
(In thousands of U.S. Dollars)	2024	2023
Inventories	15	6
Property, plant and equipment:
Equipment supporting joint revenue sharing arrangements(1)	57	297
Other property, plant and equipment	(7)	1
Other intangible assets	35	-
Film assets	9	—
	$109	$304

(1)
For the three months ended March 31, 2024, the Company recorded $0.1 million in write-downs (2023 ― $0.3 million in write-downs) in Costs and Expenses Applicable to Revenues ― Technology Rentals. These write-downs were mostly related to the write-down of leased xenon-based digital systems which were taken out of service in connection with customer upgrades to laser-based digital systems.

(d)
Significant non-cash investing activities

	Three months ended
	March 31,
(In thousands of U.S. Dollars)	2024	2023
Net (decrease) increase in accruals related to:
Investment in equipment supporting joint revenue sharing arrangements	$(469)	$(764)
Acquisition of other intangible assets	5	(22)
Purchases of property, plant and equipment (1)	78	548
	$(386)	$(238)

(1) Refer to Note 4 for supplemental disclosure of non-cash leasing activities.

10. Income Taxes

(a)
Income Tax Expense

For the three months ended March 31, 2024, the Company recorded income tax expense of $5.2 million (2023 — $4.9 million). The Company’s effective tax rate of 48.8% for the three months ended March 31, 2024 is comparable to the same quarter in 2023. The Company’s effective tax rate for the three months ended March 31, 2024 differs from the Canadian statutory rate of 26.5% primarily due to tax rate differences in foreign jurisdictions which was offset by an increase in the valuation allowance from continuing operations, withholding taxes and a shortfall in tax benefits related to share-based compensation. The Company’s effective tax rate of 48.8% for the three months ended March 31, 2023 differs from the Canadian statutory rate of 26.5% primarily due to tax rate differences in foreign jurisdictions which was offset by an increase in the valuation allowance and withholding taxes.

As of March 31, 2024, the Company’s Condensed Consolidated Balance Sheets includes net deferred income tax assets of $7.7 million (December 31, 2023 — $8.0 million). Realization of net deferred tax assets is dependent upon generation of sufficient taxable income in future years to obtain benefit from the reversal of temporary differences, net operating loss carryforwards and tax credit carryforwards. The amount of net deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

As of March 31, 2024, the Company’s Condensed Consolidated Balance Sheets also include deferred tax liabilities of $12.5 million (December 31, 2023 — $12.5 million) primarily related to foreign withholding taxes associated with the remaining balance of unrepatriated historical earnings that will not be indefinitely reinvested outside of Canada.

(b) Proposed Share Buyback Tax

Bill C-59 includes draft legislation to introduce a 2% tax on the net value of certain share buybacks by publicly traded Canadian-resident corporations. The tax applies to repurchases from current shareholders on or after January 1, 2024 with certain exceptions. The tax is imposed on the repurchasing corporation itself and will be included in the cost basis of the repurchased treasury stock. Based on the draft legislation, the Company has estimated a potential impact of $0.4 million for the first quarter of 2024. Recognition of the impact will occur once legislation has been enacted for financial reporting purposes.

11. Capital Stock and Reserves

(a)
Share-Based Compensation

For the three months ended March 31, 2024, share-based compensation expense totaled $4.7 million (2023 — $5.1 million) and is reflected in the following accounts in the Condensed Consolidated Statements of Operations:

	Three Months Ended
	March 31,
(In thousands of U.S. Dollars)	2024	2023
Costs and expenses applicable to revenues	$228	$263
Selling, general and administrative expenses	4,337	5,196
Research and development	111	99
Executive transition costs	—	(499)
	$4,676	$5,059

The following table summarizes the Company’s share-based compensation expense by each award type:

	Three Months Ended
	March 31,
(In thousands of U.S. Dollars)	2024	2023
Stock Options	$—	$84
Restricted Share Units	2,742	3,365
Performance Stock Units	1,852	924
IMAX China Stock Options	—	10
IMAX China Long Term Incentive Plan Restricted Share Units	27	541
IMAX China Long Term Incentive Plan Performance Stock Units	55	135
	$4,676	$5,059

For the three months ended March 31, 2024, the Company's share-based compensation expense includes less than $0.1 million (2023 — $nil) related to restricted share units granted to non-employees which vested immediately upon granting.

Stock Option Summary

The following table summarizes the activity under the Company’s Stock Option Plan (“SOP”) and the IMAX Corporation Second Amended and Restated Long-Term Incentive Plan (as may be amended, “IMAX LTIP”) for the three months ended March 31, 2024 and 2023:

	Number of Shares		Weighted Average Exercise Price Per Share
	2024	2023	2024	2023
Stock options outstanding, beginning of period	3,329,422	3,604,739	$26.23	$26.36
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	(607,114)	(144,366)	28.15	31.85
Cancelled	—	—	—	—
Stock options outstanding, end of period	2,722,308	3,460,373	25.80	26.13
Stock options exercisable, end of period	2,722,308	3,460,373	25.80	26.13

Stock options are no longer granted under the Company’s previously approved SOP.

IMAX LTIP Restricted Share Units (“RSU”) Summary

The following table summarizes the activity in respect of RSUs issued under the IMAX LTIP for the three months ended March 31, 2024 and 2023:

	Number of Awards		Weighted Average Grant Date Fair Value Per Share
	2024	2023	2024	2023
RSUs outstanding, beginning of period	1,286,830	1,252,044	$18.53	$19.16
Granted	846,677	811,529	16.46	17.73
Vested and settled	(609,016)	(677,611)	19.04	18.70
Forfeited	(16,315)	(19,509)	19.12	19.80
RSUs outstanding, end of period	1,508,176	1,366,453	17.15	18.53

IMAX LTIP Performance Stock Units (“PSU”) Summary

The Company grants two types of PSU awards, one which vests based on a combination of employee service and the achievement of certain Adjusted EBITDA targets and one which vests based on a combination of employee service and the achievement of total shareholder return (“TSR”) targets. The achievement of the Adjusted EBITDA and TSR targets in these PSUs is determined over a three-year performance period. At the conclusion of the three-year performance period, the number of PSUs that ultimately vest can range from 0% to a maximum vesting opportunity of 175% of the initial Adjusted EBITDA PSU award or 175% of the initial TSR PSU award for awards issued in 2022 and 150% of the initial TSR PSU award for awards issued in 2023, depending upon actual performance versus the established Adjusted EBITDA and TSR targets, respectively.

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

The amount and timing of compensation expense recognized for PSUs with Adjusted EBITDA targets is dependent upon management’s assessment of the likelihood of achieving these targets. If, as a result of management’s assessment, it is projected that a greater number of PSUs will vest than previously anticipated, a life-to-date adjustment to increase compensation expense is recorded in the period that such determination is made. Conversely, if, as a result of management’s assessment, it is projected that a lower number of PSUs will vest than previously anticipated, a life-to-date adjustment to decrease compensation expense is recorded in the period that such determination is made. The expense recognized in the three months ended March 31, 2024 and 2023 includes adjustments reflecting management’s estimate of the number of Adjusted EBITDA PSUs expected to vest.

The following table summarizes the activity in respect of PSUs issued under the IMAX LTIP for the three months ended March 31, 2024 and 2023:

	Number of Awards		Weighted Average Grant Date Fair Value Per Share
	2024	2023	2024	2023
PSUs outstanding, beginning of period	922,621	931,716	$19.16	$18.96
Granted(1)	578,855	580,118	17.98	17.68
Vested and settled(1)	(316,226)	(368,602)	19.71	16.92
Forfeited(2)	(78,489)	(208,648)	21.28	18.09
PSUs outstanding, end of period	1,106,761	934,584	18.32	19.16

(1)
For the three months ended March 31, 2024, the balance of shares granted includes 135,511 additional shares, at a weighted average grant date fair value per share of $19.71, as PSUs granted in 2021 with Adjusted EBITDA targets vested at 175% on account of full achievement of the targets.

(2)
Forfeited PSUs include the TSR target awards issued in 2021 which did not vest as the market condition was not satisfied. For the three year period ending March 31, 2024, the Company recorded an expense of $1.5 million associated with these 68,850 shares which, despite the awards not vesting, will not be reversed into income.

As of March 31, 2024, the maximum number of common shares that may be issued with respect to PSUs outstanding is 1,886,932, assuming full achievement of the Adjusted EBITDA and TSR targets.

(b)
Issuer Purchases of Equity Securities

On June 12, 2017, the Company announced that its Board of Directors approved a $200.0 million share repurchase program for its common shares that would have expired on June 30, 2020, which was subsequently extended for a 12-month period in 2020, 2021, and 2023 and increased in the total share repurchase authority to $400.0 million. In 2023, the Company’s Board of Directors approved a 36-month extension to its share repurchase program through June 30, 2026. As of March 31, 2024, the Company has $150.8 million available under the program. The repurchases may be made either in the open market or through private transactions, including repurchases made pursuant to a plan intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, subject to market conditions, applicable legal requirements, and other relevant factors. The Company has no obligation to repurchase shares and the share repurchase program may be suspended or discontinued by the Company at any time.

During the three months ended March 31, 2024, the Company repurchased 1,158,724 at an average price of $13.99 per share, for a total of $16.2 million, excluding commissions. During the three months ended March 31, 2023, the Company repurchased 109,477 common shares at an average price of $14.87 per share for a total of $1.6 million excluding commissions. The repurchases for the three months ended March 31, 2024 excludes repurchases of 108,393 shares for a total of $1.6 million with trade dates in December 2023 (March 31, 2023 — 140,000 shares for a total of $2.0 million with trade dates in December 2022). During the three months ended March 31, 2024 and 2023, there were no shares purchases in the administration of employee share-based plans.

As of March 31, 2024 and December 31, 2023, the IMAX LTIP trustee did not hold any shares. Any shares held with the trustee are recorded at cost and are reported as a reduction against Capital Stock on the Company’s Condensed Consolidated Balance Sheets.

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

During the three months ended March 31, 2024 and 2023, IMAX China did not repurchase any common shares. The change in the non-controlling interest attributable to IMAX China as a result of common shares repurchased is recorded as a reduction to Non-Controlling Interests in the Condensed Consolidated Balance Sheets and the Condensed Consolidated Statements of Shareholders’ Equity. The difference between the consideration paid and the ownership interest obtained as a result of IMAX China share repurchases is recorded within Other Equity in the Condensed Consolidated Balance Sheets and the Condensed Consolidated Statements of Shareholders’ Equity.

(c)
Basic and Diluted Weighted Average Shares Outstanding

The following table reconciles the denominator of the basic and diluted weighted average share computations:

	Three Months Ended
	March 31,
	2024	2023
(In thousands)
Issued and outstanding, beginning of period	53,260	54,149
Weighted average number of shares repurchased, net	(759)	(85)
Weighted average number of shares outstanding - basic	52,501	54,064
Weighted average effect of potential common shares, if dilutive	905	927
Weighted average number of shares outstanding - diluted	53,406	54,991

For the three months ended March 31, 2024, the calculation of diluted weighted average shares outstanding excludes 3,824,411, respectively (2023 — 4,260,382) that are issuable upon the vesting or exercise of share-based compensation including: (i) 729,150 RSUs (2023 — 620,553), (ii) 372,953 PSUs (2023 — 179,456 ) and (iii) 2,722,308 stock options (2023 — 3,460,373), as the effect would be anti-dilutive.

The calculation of diluted weighted average shares outstanding for the three months ended March 31, 2024 and 2023 also excludes any shares potentially issuable upon the conversion of the Convertible Notes as the average market price of the Company’s common shares during the period of time they were outstanding was less than the approximate $28.75 per common share conversion price of the Convertible Notes.

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

The statutory surplus reserve of RMB 36.4 million ($5.6 million) has reached 50% of the Company’s PRC subsidiaries’ registered capital, and as such no further contributions to the reserve are required.

12. Revenue from Contracts with Customers

(a)
Disaggregated Information About Revenue

The following tables summarize the Company’s Revenues by reportable segment and revenue stream type for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024
(In thousands of U.S. Dollars)	Technology Sales	Image Enhancement and Maintenance Services	Technology Rentals	Finance Income	Total
Content Solutions Segment
Film Remastering and Distribution	$—	$29,721	$—	$—	$29,721
Other Content Solutions	—	4,292	—	—	4,292
	—	34,013	—	—	34,013
Technology Products and Services Segment
System Sales	7,118	—	—	—	7,118
System Rentals	—	—	18,601	—	18,601
Maintenance	—	15,161	—	—	15,161
Finance Income	—	—	—	2,270	2,270
	7,118	15,161	18,601	2,270	43,150
Sub-total for reportable segments	7,118	49,174	18,601	2,270	77,163
All Other	786	1,174	—	—	1,960
Total	$7,904	$50,348	$18,601	$2,270	$79,123

	Three Months Ended March 31, 2023
(In thousands of U.S. Dollars)	Technology Sales	Image Enhancement and Maintenance Services	Technology Rentals	Finance Income	Total
Content Solutions Segment
Film Remastering and Distribution	$—	$30,073	$—	$—	$30,073
Other Content Solutions	—	2,028	—	—	2,028
	—	32,101	—	—	32,101
Technology Products and Services Segment
System Sales	16,119	—	—	—	16,119
System Rentals	—	—	20,058	—	20,058
Maintenance	—	13,551	—	—	13,551
Finance Income	—	—	—	1,939	1,939
	16,119	13,551	20,058	1,939	51,667
Sub-total for reportable segments	16,119	45,652	20,058	1,939	83,768
All Other	1,703	1,475	—	—	3,178
Total	$17,822	$47,127	$20,058	$1,939	$86,946

For the three months ended March 31, 2024, revenues earned from Technology Sales include variable consideration of $1.7 million (2023 — $5.6 million). Variable consideration revenues represent an estimate of the contingent fees that may become due if certain annual minimum box office receipt thresholds are exceeded and are recorded as revenue in the period when the sale is recognized and may be adjusted in future periods based on actual results and changes in estimates over the term of the system agreement.

For the three months ended March 31, 2024, revenues earned from leasing arrangements total $19.3 million (2023 — $22.4 million), including $18.6 million in Revenues ― Technology Rentals (2023 —$20.1 million), and $0.7 million in Revenues ― Technology Sales (2023 — $2.3 million).

(b)
Deferred Revenue

IMAX System sale and lease arrangements include a requirement for the Company to provide maintenance services over the life of the arrangement, some of which are subject to a consumer price index adjustment each year. In circumstances where customers prepay the entire term’s maintenance fee based on the original arrangement, additional payments are due to the Company for the years after its extended warranty and maintenance obligations expire. Payments, upon renewal each year, are either prepaid or made in arrears and can vary in frequency from monthly to annually. As of March 31, 2024, $20.9 million of consideration has been deferred in relation to outstanding maintenance services to be provided on existing maintenance contracts (December 31, 2023 — $22.8 million). Maintenance revenue is recognized evenly over the contract term, which coincides with the period over which maintenance services are provided. In the event of customer default, any payments made by the customer may be retained by the Company.

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

During the three months ended March 31, 2024, $12.1 million of revenue was recognized from the $67.1 million balance of deferred revenue as of December 31, 2023. During the three months ended March 31, 2023, $9.8 million of revenue was recognized from the $70.9 million balance of deferred revenue as of December 31, 2022.

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

The following table presents the Company’s revenue and gross margin by reportable segment for the three months ended March 31, 2024 and 2023:

	Revenue(1)		Gross Margin
(In thousands of U.S. Dollars)	2024	2023	2024	2023
Content Solutions	$34,013	$32,101	$22,099	$17,995
Technology Products and Services	43,150	51,667	23,584	29,891
Sub-total for reportable segments	77,163	83,768	45,683	47,886
All Other	1,960	3,178	1,206	2,165
Total	$79,123	$86,946	$46,889	$50,051

(1)
The Company’s largest customer represents 10% of total Revenues for the three months ended March 31, 2024 (2023 — 9%). No single customer comprises more than 10% of the Company’s total Accounts Receivable as of March 31, 2024 and December 31, 2023.

Geographic Information

Revenue by geographic area is based on the location of the customer. Revenue related to IMAX Film Remastering process is presented based upon the geographic location of the IMAX System that exhibits the remastered films. IMAX Film Remastering and distribution revenue is generated through contractual relationships with studios and other third parties that may not be in the same geographical location as the IMAX Systems that exhibit the remastered films.

The following table summarizes the Company’s revenues by geographic area for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(In thousands of U.S. Dollars)	2024	2023
United States	$26,604	$26,753
Greater China	21,453	26,566
Western Europe	14,191	10,168
Asia (excluding Greater China)	9,126	10,652
Canada	2,408	7,196
Latin America	1,460	1,603
Rest of the World	3,881	4,008
Total	$79,123	$86,946

The United States and Greater China (which includes the mainland of the People’s Republic of China, Hong Kong, Macau, and Taiwan) each comprise greater than 10% of the Company’s total revenues for the three months ended March 31, 2024 and 2023, respectively.

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

As of March 31, 2024, the Company’s projected benefit obligation for the SERP is $18.4 million (December 31, 2023 — $18.2 million). For the three months ended March 31, 2024, the Company recorded interest costs of $0.2 million (2023 —$0.2 million) related to the SERP. The Company expects to recognize additional interest costs of $0.6 million related to the SERP during the remainder of 2024. No contributions are expected to be made to the SERP in 2024.

(b)
Defined Contribution Pension Plan

The Company also maintains defined contribution plans for its employees, including its executive officers. The Company makes contributions to these plans on behalf of employees in an amount up to 5% of their base salary subject to certain prescribed maximums. During the three months ended March 31, 2024, the Company contributed and recorded expense of $0.4 million (2023 — $0.3 million) to its Canadian defined contribution plan and $0.3 million (2023 — $0.3 million) to its defined contribution employee plan under Section 401(k) of the U.S. Internal Revenue Code.

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

As of March 31, 2024, the Company’s postretirement benefits obligation under this plan is $0.5 million (December 31, 2023 — $0.5 million). For the three months ended March 31, 2024, the Company has recorded an expense of less than $0.1 million (2023 — less than $0.1 million) related to this plan.

(d)
Postretirement Benefits – Canadian Employees

The Company has an unfunded postretirement plan for its Canadian employees meeting specific eligibility requirements. The Company will provide eligible participants, upon retirement, with health and welfare benefits. As of March 31, 2024, the Company’s postretirement benefits obligation under this plan is $0.8 million (December 31, 2023 — $1.0 million). For the three months ended March 31, 2024, the Company has recorded an expense of less than $0.1 million (2023 — less than $0.1 million) related to this plan.

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

As of March 31, 2024, the benefit obligation related to the Retirement Plan was $4.1 million (December 31, 2023 — $4.1 million) and is recorded on the Company’s Condensed Consolidated Balance Sheets within Accrued and Other Liabilities. As the Retirement Plan is fully vested, the benefit obligation is measured at the present value of the benefits expected to be paid in the future with the accretion of interest recognized in the Condensed Consolidated Statements of Operations within Retirement Benefits Non-Service Expense.

The Retirement Plan is funded by an investment in company-owned life insurance (“COLI”), which is recorded at its fair value on the Company’s Condensed Consolidated Balance Sheets within Prepaid Expenses. As of March 31, 2024, fair value of the COLI asset was $3.6 million (December 31, 2023 — $3.5 million). Gains and losses resulting from changes in the cash surrender value of the COLI asset are recognized in the Condensed Consolidated Statements of Operations within Realized and Unrealized Investment Gains.

15. Financial Instruments

(a)
Financial Instruments

The Company’s cash is invested with various major financial institutions. The Company’s $81.0 million balance of cash and cash equivalents as of March 31, 2024 (December 31, 2023 — $76.2 million) includes $70.3 million in cash held outside of Canada (December 31, 2023 — $68.5 million), of which $31.8 million was held in the PRC (December 31, 2023 — $30.0 million).

(b)
Fair Value Measurements

The carrying values of the Company’s Cash and Cash Equivalents, Accounts Receivable, Accounts Payable and Accrued Liabilities due within one year approximate their fair values due to the short-term maturity of these instruments. Including these instruments, the Company’s financial instruments consist of the following:

	As of March 31, 2024		As of December 31, 2023
(In thousands of U.S. Dollars)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Level 1
Cash and cash equivalents(1)	$81,017	$81,017	$76,200	$76,200
Level 2
Net financed sales receivables(2)	$96,291	$96,313	$97,615	$96,500
Net investment in sales-type leases(2)	29,323	28,578	29,539	28,751
Equity securities(1)	1,000	1,000	1,000	1,000
COLI(4)	3,552	3,552	3,522	3,522
Foreign exchange contracts — designated forwards(3)	(87)	(87)	819	819
Wells Fargo Credit Facility borrowings(1)	(69,000)	(69,000)	(24,000)	(24,000)
Federal Economic Development Loan(2)	(2,426)	(2,426)	(2,498)	(2,498)
Convertible Notes(5)	(230,000)	(213,571)	(230,000)	(205,850)

(1)
Recorded at cost, which approximates fair value.
(2)
Fair value is estimated based on discounting future cash flows at currently available interest rates with comparable terms.
(3)
Fair value is determined using quoted prices in active markets.
(4)
Measured at cash surrender value, which approximates fair value.
(5)
Fair value is determined using quoted market prices that are observable in the market or that could be derived from observable market data.
(c)
Foreign Exchange Risk Management

The Company is exposed to market risk from changes in foreign currency rates.

A majority of the Company’s revenues is denominated in U.S. Dollars while a significant portion of its costs and expenses is denominated in Canadian Dollars. A portion of the Company’s net U.S. Dollar cash is converted to Canadian Dollars to fund Canadian Dollar expenses through the spot market. In China and Japan, the Company has ongoing operating expenses related to its operations in RMB and Japanese Yen, respectively. Net cash flows are converted to and from U.S. Dollars through the spot market. The Company also has cash receipts under leases denominated in RMB, Japanese Yen, Canadian Dollars and Euros which are converted to U.S. Dollars through the spot market. In addition, because IMAX films generate box office receipts in 89 different countries, unfavorable exchange rates between applicable local currencies and the U.S. Dollar could have an impact on box-office receipts and the Company’s revenues and results of operations. The Company’s policy is to not use any financial instruments for trading or other speculative purposes.

The Company has entered into a series of foreign currency forward contracts to manage the risks associated with the volatility of foreign currencies. Certain of these foreign currency forward contracts met the criteria required for hedge accounting under the Derivatives and Hedging Topic of the FASB ASC at inception, and continue to meet hedge effectiveness tests as of March 31, 2024 (the “Foreign Currency Hedges”), with settlement dates throughout 2024 and 2025. Foreign currency derivatives are recognized and measured in the Condensed Consolidated Balance Sheets at fair value. Changes in the fair value (i.e., gains or losses) are recognized in the Condensed Consolidated Statements of Operations except for derivatives designated and qualifying as foreign currency cash flow hedging instruments. The Company currently has cash flow hedging instruments associated with Selling, General and Administrative Expenses. For foreign currency cash flow hedging instruments related to Selling, General and Administrative Expenses, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in Accumulated Other Comprehensive (Loss) Income (“AOCI”) and reclassified to the Condensed Consolidated Statements of Operations when the forecasted transaction occurs. Any ineffective portion is recognized immediately in the Condensed Consolidated Statements of Operations.

The notional value of foreign currency cash flow hedging instruments that qualify for hedge accounting as of March 31, 2024 was $34.8 million (December 31, 2023 — $40.6 million).

The following tabular disclosures reflect the impact that derivative instruments and hedging activities have on the Company’s Condensed Consolidated Financial Statements:

Notional value of derivatives in foreign exchange contracts:

	March 31,	December 31,
(In thousands of U.S. Dollars)	2024	2023
Derivatives designated as hedging instruments:
Foreign exchange contracts — Forwards	$34,820	$40,563

Fair value of derivatives in foreign exchange contracts:

		March 31,	December 31,
(In thousands of U.S. Dollars)	Balance Sheet Location	2024	2023
Derivatives designated as hedging instruments:
Foreign exchange contracts — Forwards	Other assets	$104	$846
	Accrued and other liabilities	(191)	(27)
		$(87)	$819

Derivatives in foreign currency hedging relationships are as follows:

		Three Months Ended March 31,
(In thousands of U.S. Dollars)		2024	2023
Foreign exchange contracts	Derivative (Loss) Gain
— Forwards	Recognized in OCI
	(Effective Portion)	$(916)	$134

	Location of Derivative Loss
	Reclassified from AOCI	Three Months Ended March 31,
(In thousands of U.S. Dollars)	(Effective Portion)	2024	2023
Foreign exchange contracts	Selling, general and
— Forwards	administrative expenses	$(11)	$(339)

The Company’s estimated net amount of the existing loss as of March 31, 2024 is $0.1 million, which is expected to be reclassified to the Condensed Consolidated Statements of Operations within the next twelve months.

(d)
Investments in Equity Securities

The Company held an investment in the preferred shares of enterprises which meets the criteria for classification as an equity security carried at historical cost, net of impairment charges. The carrying value of the equity security investment was $1.0 million as of March 31, 2024 (December 31, 2023 — $1.0 million) and is recorded within Other Assets in the Condensed Consolidated Balance Sheets.

16. Executive Transition Costs

In the first quarter of 2023, the Company recognized executive transition costs of $1.4 million related to the departure of the President, IMAX Entertainment and Executive Vice President. No such costs were incurred in the first quarter of 2024.

17. Non-Controlling Interests

(a)
IMAX China Non-Controlling Interest

The Company indirectly owns 71.52% of IMAX China, whose shares trade on the Hong Kong Stock Exchange (December 31, 2023 — 71.55%). IMAX China remains a consolidated subsidiary of the Company. As of March 31, 2024, the balance of the Company’s non-controlling interest in IMAX China is $73.9 million (December 31, 2023 — $71.8 million). For the three months ended March 31, 2024, the net income attributable to the non-controlling interest in IMAX China is $2.2 million (2023 — $2.7 million).

(b)
Other Non-Controlling Interest

The Company’s Original Film Fund was established in 2014 to co-finance a portfolio of 10 original large-format films. The initial investment in the Original Film Fund was committed by a third party in the amount of $25.0 million, with the possibility of contributing additional funds. The Company has contributed $9.0 million to the Original Film Fund since 2014 and has reached its maximum contribution. As of March 31, 2024, the Original Film Fund has invested $22.3 million toward the development of original films. The related production, financing and distribution agreement includes put and call rights relating to change of control of the rights, title and interest in the co-financed pictures.

(c)
Non-Controlling Interest in Temporary Equity

The following table summarizes the movement of the non-controlling interest in temporary equity related to the Original Film Fund for the three months ended March 31, 2024 and 2023:

	March 31,
(In thousands of U.S. Dollars)	2024	2023
Beginning balance	$658	$722
Net (loss) income	(9)	9
Ending balance	$649	$731

18. Related Party Transactions

On January 13, 2023, the Company, China International Communications Group (“CICG”), and Beach House Pictures Pte Ltd (“Beach House”) entered into an agreement to co-finance a documentary film, The Elephant Odyssey. A member of the Company’s Board of Directors and its Audit Committee, is the ultimate controlling shareholder of Blue Ant Media (“Blue Ant”), a media company that he co-founded in 2011. Blue Ant owns 70% of Beach House. The total budget for the film is approximately $2.6 million, of which CICG is responsible for $0.3 million or 10%. The Company and Beach House have agreed to finance $1.7 million or 75% and $0.6 million or 25% of the remaining budget, respectively. On February 8, 2024, Blue Ant sold 100% of its interest in Beach House. The Company made payments of $1.0 million under the agreement up to March 31, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Presented below is Management’s Discussion and Analysis of Financial Condition and Results of Operations (or “MD&A”) for IMAX Corporation and its consolidated subsidiaries (“IMAX” or the “Company”) for the three months ended March 31, 2024 and 2023. MD&A should be read in conjunction with Note 13, “Segment Reporting,” in the accompanying Condensed Consolidated Financial Statements in Item 1.

As of March 31, 2024, the Company indirectly owns 71.52% of IMAX China Holding, Inc. (“IMAX China”), whose shares trade on the Hong Kong Stock Exchange. IMAX China is a consolidated subsidiary of the Company. For the three months ended March 31, 2024, net income attributable to IMAX China is $7.5 million, of which $5.4 million is attributable to the shareholders of the Company (2023 — net income of $9.4 million and $6.7 million, respectively).

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

Certain statements included in this quarterly report may constitute “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995 or “forward-looking information” within the meaning of Canadian securities laws. These forward-looking statements include, but are not limited to, references to business and technology strategies and measures to implement strategies, competitive strengths, goals, expansion and growth of business, operations and technology, future capital expenditures (including the amount and nature thereof), industry prospects and consumer behavior, plans and references to the future success of the Company and expectations regarding its future operating, financial and technological results. These forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform with the expectations and predictions of the Company is subject to a number of risks and uncertainties, including, but not limited to, risks associated with investments and operations in foreign jurisdictions and any future international expansion, including those related to economic, political and regulatory policies of local governments and laws and policies of the United States and Canada, as well as geopolitical conflicts; risks related to the Company’s growth and operations in China; the performance of IMAX DMR® films and other films released to the IMAX network; the signing of IMAX System agreements; conditions, changes and developments in the commercial exhibition industry; risks related to currency fluctuations; the potential impact of increased competition in the markets within which the Company operates, including competitive actions by other companies; the failure to respond to change and advancements in digital technology; risks relating to consolidation among commercial exhibitors and studios; risks related to brand extensions and new business initiatives; conditions in the in-home and out-of-home entertainment industries; the opportunities (or lack thereof) that may be presented to and pursued by the Company; risks related to cyber-security and data privacy; risks related to the Company’s inability to protect its intellectual property; risks associated with the Company’s use of artificial intelligence (“AI”) and exploration of additional use cases of AI; risks related to climate change; risks related to weather conditions and natural disasters that may disrupt or harm the Company’s business; risks related to the Company’s indebtedness and compliance with its debt agreements; general economic, market or business conditions; risks related to political, economic and social instability; the failure to convert system backlog into revenue; changes in laws or regulations; any statements of belief and any statements of assumptions underlying any of the foregoing; other factors and risks outlined in the Company’s periodic filings with the United States Securities and Exchange Commission (the “SEC”) or in Canada, the System for Electronic Document Analysis and Retrieval (“SEDAR+”); and other factors, many of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this quarterly report are qualified by these cautionary statements, and actual results or anticipated developments by the Company may not be realized, and even if substantially realized, may not have the expected consequences to, or effects on, the Company. The forward-looking statements herein are made only as of the date hereof and the Company undertakes no obligation to update publicly or otherwise revise any forward-looking statements, whether as a result of new information, future events or otherwise.

IMAX®, IMAX® 3D, Experience It In IMAX®, The IMAX Experience®, DMR®, Filmed For IMAX®, IMAX LiveTM, IMAX Enhanced®, IMAX StreamSmartTM, and SSIMWAVE® are trademarks and trade names of the Company or its subsidiaries that are registered or otherwise protected under laws of various jurisdictions.

The Company makes available, free of charge, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments to such reports, as soon as reasonably practicable after such filings have been made with the SEC and Canadian securities regulators. Reports may be obtained free of charge through the SEC’s website at www.sec.gov or the SEDAR+’s website at www.sedarplus.ca and through the Company’s website at www.imax.com or by calling the Company’s Investor Relations Department at 212-821-0154. No information included on the Company’s website shall be deemed included or otherwise incorporated into this filing, except where expressly indicated.

The information posted on the Company’s Corporate and Investor Relations websites may be deemed material to investors. Accordingly, investors, media and others interested in the Company should monitor the Company’s investor relations websites in addition to the Company’s press releases, SEC and SEDAR+ filings and public conference calls and webcasts.

OVERVIEW

IMAX is a premier global technology platform for entertainment and events. Through its proprietary software, auditorium, architecture, patented intellectual property, and specialized equipment, IMAX offers a unique end-to-end solution to create superior, awe-inspiring immersive content experiences for which the IMAX® brand is globally renowned. Top filmmakers, movie studios, artists, and creators utilize the cutting-edge visual and sound technology of IMAX to connect with audiences in innovative ways. As a result, IMAX is among the most important and successful global distribution platforms for domestic and international tentpole films. The Company’s global content portfolio includes blockbuster films, both from Hollywood and local language film industries worldwide; IMAX documentaries, both original and acquired; and IMAX events and experiences in emerging verticals, including music, gaming, and sports.

The Company leverages its proprietary technology and engineering in all aspects of its business, which principally consists of the digital remastering of films and other content into the IMAX format for distribution across the IMAX network (“IMAX Film Remastering”) and the sale or lease of premium IMAX theater systems (“IMAX System(s)”).

IMAX Systems are based on proprietary and patented image, audio and other technology developed over the course of the Company’s history since its founding in 1967. The customers for IMAX Systems are principally theater exhibitors that operate commercial multiplex theaters, and, to a much lesser extent, museums, science centers and destination entertainment sites. The Company does not own the locations in the IMAX network, except for one, and is not an exhibitor, but instead sells or leases IMAX System to exhibitor customers along with licenses to use its trademarks and ongoing maintenance services for which there are annual payments by the exhibitors to IMAX.

IMAX has the largest global premium format network, more than double the size of its nearest competitor. As of March 31, 2024, there were 1,772 IMAX Systems in 89 countries and territories, including 1,697 commercial multiplexes, 12 commercial destinations, and 63 institutional locations in the Company’s global network. This compares to 1,711 IMAX Systems in 87 countries and territories as of March 31, 2023, including 1,631 commercial multiplexes, 12 commercial destinations, and 68 institutional locations in the Company’s global network. Additional information on the composition of the IMAX network is provided in the discussion of Marketing and Customers.

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

The Company utilizes AI for image enhancement, streaming technology, and data analysis to improve various aspects of its business. It is actively exploring other global use cases for AI to save costs, and to improve its products, operations, and efficiency.

SOURCES OF REVENUE

The Company has organized its operating segments into the following two reportable segments: (i) Content Solutions, which principally includes content enhancement and distribution services, and (ii) Technology Products and Services, which principally includes the sale, lease, and maintenance of IMAX Systems. The Company’s activities that do not meet the criteria to be considered a reportable segment are disclosed within All Other. See Note 13 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1.

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

Film Remastering and Distribution

IMAX Film Remastering is a proprietary technology that digitally remasters films and other content into IMAX formats for distribution across the IMAX network. In a typical IMAX Film Remastering and distribution arrangement, the Company receives a percentage of the box office receipts from a movie studio in exchange for converting a commercial film into the IMAX format and distributing it through the IMAX network. The fee earned by the Company in a typical IMAX film remastering and distribution arrangement averages approximately 12.5% of box office receipts (i.e., global box office (“GBO”) less applicable sales taxes), except for within Greater China, where the Company receives a lower percentage of net box office receipts for certain Hollywood films due to an import tax.

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

Management believes that growth in international box office remains an important driver of growth for the Company. To support continued growth in international markets, the Company is focused on the expansion of the IMAX network and has sought to elevate its international film strategy, supplementing its slate of Hollywood films with appealing local language films released in select markets, including China, Japan, India, France and South Korea. More recently, the Company has further expanded its strategy by distributing local language films in both native and foreign markets.

The following table provides detailed information about the films that were released to the Company’s global network during the three months ended March 31, 2024 and 2023:

	For the Three Months Ended
	March 31,
	2024	2023
Hollywood film releases(1)	8	6
Local language film releases:
China	4	5
India	2	2
Japan	3	2
South Korea	1	1
Total local language film releases	10	10
Alternative content experiences	2	1
Total film releases and alternative content experiences	20	17

(1)
For the three months ended March 31, 2024, the films released to the Company’s global network include two with IMAX DNA (2023 — two).

The films distributed through the Company’s global network during the three months ended March 31, 2024 that generated the highest IMAX box office totals were Dune: Part Two, Godzilla x Kong: The New Empire, and Pegasus 2, a Chinese local language film.

In addition to the 20 IMAX films and alternative content experiences released on the Company’s global network during the three months ended March 31, 2024, the Company has announced the following additional 31 films, alternative content and experiences to be released throughout the remainder of 2024:

Scheduled
Title	Studio	Release Date(1)	IMAX DNA
Civil War	A24	April 2024	—
SUGA | Agust D TOUR 'D-DAY' THE FINAL	Hybe / Trafalgar	April 2024	—
Bade Miyan Chote Miyan	PVR Inox Pictures	April 2024	—
Maidaan	Bayview Projects	April 2024	—
KKN 2: Badarawuhi di desa Penari	MD Pictures	April 2024	Filmed For IMAX
Detective Conan: The Million-dollar Pentagram	Toho Studios	April 2024	—
Blue Lock: Episode Nagi	Bandai	April 2024	—
Spy x Family Code:White	Sony Pictures/Crunchyroll	April 2024	—
The Roundup: Punishment	ABO Ent.	April 2024	—
Howl's Moving Castle	Studio Ghibli	April 2024	—
Formed Police Unit	Alibaba	May 2024	—
The Fall Guy	Universal Pictures	May 2024	—
Kingdom of The Planet of The Apes	Walt Disney Studios	May 2024	—
Furiosa	Warner Bros. Pictures	May 2024	—
Twilight of Warriors: Walled In	Lian Ray	May 2024	—
Bad Boys 4	Sony Pictures	June 2024	—
Inside Out 2	Walt Disney Studios/Pixar Animation Studios	June 2024	—
A Quiet Place: Day One	Paramount Pictures	June 2024	—
Despicable Me 4	Universal Pictures	July 2024	—
Twisters	Universal Pictures/Warner Bros. Pictures	July 2024	—
Kingdom 4	Toho Studios	July 2024	—
Deadpool & Wolverine	Marvel Studios/Walt Disney Studios	July 2024	—
Borderlands	Lionsgate	August 2024	—
Alien: Romulus	Walt Disney Studios	August 2024	—
The Crow	Lionsgate	August 2024	—
Kraven the Hunter	Sony Pictures/Marvel Studios	August 2024	—
Beetlejuice 2	Warner Bros. Pictures	September 2024	—
Transformers One	Paramount Pictures	September 2024	—
Wolfs	Sony Pictures/Apple	September 2024	—
Interstellar	Paramount Pictures/Warner Bros. Pictures	September 2024	Shot with IMAX Film Cameras
Joker: Folie à Deux	Warner Bros. Pictures/DC Studios	October 2024	Filmed For IMAX
Venom 3	Sony Pictures	October 2024	Filmed For IMAX
Untitled Gladiator Sequel	Paramount Pictures	November 2024	—
Wicked – Part 1	Universal Pictures	November 2024	—

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

Other Content Solutions

The Company distributes large-format documentary feature films through our global commercial network and institutional theaters. The Company traditionally receives as its distribution fee either a fixed amount or a fixed percentage of the theater box office receipts and, following the recoupment of its costs, is typically entitled to receive an additional percentage of gross revenues as participation revenues. In May 2023, the Company announced a new sales strategy of our feature films that resulted in Amazon Studios acquiring worldwide rights to the Company’s original documentary, The Blue Angels. It was filmed with IMAX digital certified cameras, and produced in collaboration with Dolphin Entertainment, Bad Robot Productions, and Zipper Bros Films. The documentary will be released to select locations across the IMAX network on May 17th, 2024 and to institutional locations beginning in 2025. In July 2023, the Company also announced the start of production on The Elephant Odyssey, a documentary in collaboration with Beach House Pictures Pte Ltd and China International Communications Group, which is expected to be released in 2025. Stormbound, an additional feature documentary produced by Academy Award-winning producer Adam McKay was announced in 2024 and will be released in late 2025.

In addition, the Company has continued to evolve its platform to bring new, innovative IMAX events and experiences to audiences worldwide. As of March 31, 2024, the Company had a footprint of 258 connected locations in the IMAX network across the United States, Canada, Europe, and Asia configured with connectivity to deliver live and interactive events with low latency and superior sight and sound.

In the first quarter of 2024, the Company partnered with Pathé Live for the exclusive release of Queen Rock Montreal which became one of the Company’s highest grossing concert films ever, along with 2023’s Taylor Swift: The Eras Tour. In addition, the Company hosted an IMAX event, Andre 3000: New Blue Sun, and entered into a partnership with A24 for a monthly one-night-only IMAX release of classic A24 titles, the first of which was Alex Garland’s highly acclaimed Ex Machina in April 2024.

The Company provides film post-production and quality control services for large-format films, whether produced by IMAX or third parties, and digital post-production services. In addition, the Company also provides IMAX film and digital cameras to content creators under the IMAX certified camera program.

Technology Products and Services

The Company works with filmmakers, studios, and artists end-to-end from content creation through content delivery. It provide IMAX film cameras to select IMAX and third-party productions and certifies a suite of high-end digital cameras to shoot in the IMAX format under its Filmed for IMAX program. In addition, the Company provides post-production — including its propriety MDR process — and quality control services for films that play in the IMAX network.

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

Joint revenue sharing arrangements have been an important factor in the expansion of the Company’s commercial system network. Joint revenue sharing arrangements allow commercial theater exhibitors to install IMAX Systems without the significant initial capital investment required in a sale or sales-type lease arrangement. Joint revenue sharing arrangements drive recurring cash flows and earnings for the Company as customers under these arrangements pay the Company a portion of their ongoing box office receipts. The Company funds its investment in equipment for joint revenue sharing arrangements through cash flows from operations. As of March 31, 2024, the Company had 929 locations under joint revenue sharing arrangements in its global commercial multiplex network. The Company also had contracts in backlog for 278 systems under joint revenue sharing arrangements as of March 31, 2024, including 50 upgrades to existing locations and 228 new locations.

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

All Other

Streaming and Consumer Technology

Streaming and Consumer Technology includes the Company’s Streaming Technology software offerings and IMAX Enhanced product services. Streaming Technology consists of several software products including:

•
IMAX StreamSmart – works within existing video compression workflows to reduce bitrates and retain picture quality across all devices and formats and deliver significant cost savings.
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

IMAX Enhanced is a solution, to bring The IMAX Experience into the home. IMAX Enhanced provides end-to-end premium technology across streaming content and entertainment devices, offering consumers high-fidelity playback of image and sound in the home and beyond, including the following features:

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

At present, certified global device partners include Sony Electronics, Hisense, TCL, LG, Phillips, Hewlett Packard, Xiaomi, Sound United and Honor, among others. As of March 31, 2024, more than 300 IMAX Enhanced titles have been released across five of the biggest streaming platforms worldwide: Disney+, Sony Bravia CORE, Tencent Video, iQiyi and Rakuten TV. Over 15 million IMAX Enhanced certified devices are estimated to be in the market today.

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

IMAX NETWORK AND BACKLOG

IMAX Network

The following table provides detailed information about the IMAX network by type and geographic location as of March 31, 2024 and 2023. For additional information regarding the composition of the IMAX network, see “Marketing and Customers” in Part I, Item 1 of the Company’s 2023 Form 10-K.

	March 31, 2024				March 31, 2023
	Commercial Multiplex	Commercial Destination	Institutional	Total	Commercial Multiplex	Commercial Destination	Institutional	Total
United States	363	4	24	391	361	4	25	390
Canada	42	1	7	50	40	1	7	48
Greater China(1)	791	—	13	804	777	—	16	793
Asia (excluding Greater China)	170	2	2	174	140	2	2	144
Western Europe	128	4	8	140	118	4	8	130
Latin America(2)	59	1	7	67	54	1	8	63
Rest of the World	144	—	2	146	141	—	2	143
Total(3)	1,697	12	63	1,772	1,631	12	68	1,711

(1)
Greater China includes China, Hong Kong, Taiwan and Macau.
(2)
Latin America includes South America, Central America and Mexico.
(3)
Period-to-period changes in the table above are reported net of the effect of permanently closed locations.

IMAX currently estimates a worldwide commercial multiplex addressable market of 3,619 locations, of which there are 1,772 IMAX Systems operating as of March 31, 2024, representing a market penetration of only 49.0%. The Company believes that the majority of its future growth will come from international markets. As of March 31, 2024, 76% of IMAX Systems in the global commercial multiplex network were located within international markets (defined as all countries other than the United States and Canada). Revenues and GBO derived from international markets continue to exceed revenues and GBO from the United States and Canada. Risks associated with the Company’s international business are outlined in “Risk Factors – The Company conducts business internationally, which exposes it to uncertainties and risks that could negatively affect its operations, sales and future growth prospects” in Part I, Item 1A of the Company’s 2023 Form 10-K.

In the three months ended March 31, 2024, the Company’s revenue generated from its Greater China operations represents 27% of consolidated revenue, compared to 31% in 2023. As of March 31, 2024, the Company had 804 IMAX Systems operating in Greater China with an additional 205 systems in backlog.

For the three months ended March 31, 2024, the IMAX network generated over $56.9 million in box office from local language films, representing approximately 21.3% of the Company’s total box office in the period. Top performing titles during the Chinese New Year holiday included Pegusus 2 and YOLO. The Company continues to see its local language films increasingly generate significant IMAX box office in markets outside of those in which they are released.

(See “Risk Factors – The Company faces risks in connection with its significant presence in China and the continued expansion of its business there,” “Risk Factors – General political, social and economic conditions can affect the Company’s business by reducing both revenues generated from existing IMAX Systems and the demand for new IMAX Systems,” and “Risk Factors – The Company may not convert all of its backlog into revenue and cash flows” in Part I, Item 1A of the Company’s 2023 Form 10-K.)

The following tables provide detailed information about the Company’s commercial multiplex locations in operation within the IMAX network by arrangement type and geographic location as of March 31, 2024 and 2023:

	March 31, 2024
	Commercial Multiplex Locations in IMAX Network
	Traditional JRSA	Hybrid JRSA	Sales Arrangements(1)	Total
Domestic Total (United States & Canada)	272	6	127	405
International:
Greater China	413	109	269	791
Asia (excluding Greater China)	48	8	114	170
Western Europe	41	15	72	128
Latin America	2	—	57	59
Rest of the World	15	—	129	144
International Total	519	132	641	1,292
Worldwide Total(2)	791	138	768	1,697

	March 31, 2023
	Commercial Multiplex Locations in IMAX Network
	Traditional JRSA	Hybrid JRSA	Sales Arrangements(1)	Total
Domestic Total (United States & Canada)	274	6	121	401
International:
Greater China	401	110	266	777
Asia (excluding Greater China)	37	5	98	140
Western Europe	47	28	43	118
Latin America	2	—	52	54
Rest of the World	17	—	124	141
International Total	504	143	583	1,230
Worldwide Total(2)	778	149	704	1,631

(1)
Includes Sales, Hybrid Sales and Sales-Type Lease deal types
(2)
Period-to-period changes in the tables above are reported net of the effect of permanently closed systems.

Backlog

The following table provides detailed information about the Company’s system backlog as of March 31, 2024 and 2023:

	March 31, 2024
	Number of
(In thousands of U.S. Dollars, except	Systems		Dollar Value
number of systems)	New	Upgrade	New	Upgrade
Sales Arrangements(1)	149	15	$157,494	$14,868
Hybrid JRSA(2)	100	1	74,873	910
Traditional JRSA(2)(3)	128	49	425	1,575
	377	65	$232,793	$17,353

	March 31, 2023
	Number of
(In thousands of U.S. Dollars, except	Systems		Dollar Value
number of systems)	New	Upgrade	New	Upgrade
Sales Arrangements(1)	157	13	$173,374	$14,293
Hybrid JRSA(2)	114	4	84,354	3,235
Traditional JRSA(2)(3)	109	71	200	2,900
	380	88	$257,928	$20,428

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
(3)
Includes 30 IMAX Systems (2023 ― 38) where certain of the Company’s contracts contain options for the customer to elect to upgrade system type or to alter the contract structure (for example, from a joint revenue sharing arrangement to a sale) after signing, but before installation. Current backlog information reflects all known elections.

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

The following tables provide detailed information about the Company’s system backlog by arrangement type and geographic location as of March 31, 2024 and 2023:

	March 31, 2024
	IMAX System Backlog
	Traditional JRSA	Hybrid JRSA	Sales Arrangements(1)	Total
Domestic Total (United States & Canada)	79	2	14	95
International:
Greater China	53	90	62	205
Asia (excluding Greater China)	23	7	21	51
Western Europe	16	1	16	33
Latin America	3	—	2	5
Rest of the World	3	1	49	53
International Total	98	99	150	347
Worldwide Total	177	101	164	442	(2)

	March 31, 2023
	IMAX System Backlog
	Traditional JRSA	Hybrid JRSA	Sales Arrangements(1)	Total
Domestic Total (United States & Canada)	100	2	9	111
International:
Greater China	42	92	66	200
Asia (excluding Greater China)	13	13	33	59
Western Europe	19	10	6	35
Latin America	3	—	2	5
Rest of the World	3	1	32	36
International Total	80	116	161	357
Worldwide Total	180	118	170	468	(3)

(1)
Includes Sales, Hybrid Sales and Sales-Type Lease deal types.
(2)
Includes 323 IMAX Laser Systems (261 new and 62 upgrades of existing locations).
(3)
Includes 309 IMAX Laser Systems (221 new and 88 upgrades of existing locations).

Approximately 79% of IMAX System arrangements in backlog as of March 31, 2024 are scheduled to be installed in international markets (2023 — 76%).

Signings and Installations

The following tables provide detailed information about IMAX System signings and installations for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended
	March 31,
	2024	2023
System Signings:
Sales Arrangements(1)	5	15
Hybrid JRSA	—	—
Traditional JRSA	3	13
Total IMAX System signings(2)	8	28

	For the Three Months Ended
	March 31,
	2024	2023
System Installations(3):
Sales Arrangements(1)	5	8
Hybrid JRSA	1	—
Traditional JRSA	9	1
Total IMAX System installations(4)	15	9

(1)
Includes Sales, Hybrid Sales and Sales-Type Lease deal types.
(2)
Includes no IMAX System upgrades (2023 ― one).
(3)
One IMAX System was relocated from their original location (2023 ― nil). When a system under a sale or sales-type lease arrangement is relocated, the amount of revenue earned by the Company may vary from transaction-to-transaction and is usually less than the amount earned for a new sale. In certain situations when a system is relocated, the original location is upgraded to an IMAX Laser System.
(4)
Includes three IMAX System upgrades (2023 ― two).

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

The Company has two reportable segments: (i) Content Solutions, which principally includes content enhancement and distribution services, and (ii) Technology Products and Services, which principally includes the sale, lease, and maintenance of IMAX Systems. The Company’s activities that do not meet the criteria to be considered a reportable segment are reported within All Other. See Note 13 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1.

Results of Operations for the Three Months Ended March 31, 2024 and 2023

Net Income and Adjusted Net Income Attributable to Common Shareholders

The following table presents the Company’s net income attributable to common shareholders and the associated per diluted share amounts, as well as adjusted net income attributable to common shareholders and adjusted net income attributable to common shareholders per diluted share for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024		2023
(In thousands of U.S. Dollars, except per diluted share amounts)	Net Income	Per Diluted Share	Net Income	Per Diluted Share
Net income attributable to common shareholders	$3,274	$0.06	$2,454	$0.04
Adjusted net income attributable to common shareholders(1)	$7,941	$0.15	$9,025	$0.16

(1) See “Non-GAAP Financial Measures” for a description of this non-GAAP financial measure and a reconciliation to the most comparable GAAP amount.

Revenues and Gross Margin

For the three months ended March 31, 2024, the Company’s revenues and gross margin decreased by $7.8 million, or 9%, and $3.2 million, or 6%, respectively, when compared to the same period in 2023 principally due to a lower level of IMAX Systems renewals, which are non-recurring in nature, and lower aftermarket sales as the first quarter of 2023 included Avatar: The Way of Water, a 3D film.

The following table presents the Company’s revenue, gross margin and gross margin percentage by reportable segment for the three months ended March 31, 2024 and 2023:

	Revenue(1)		Gross Margin		Gross Margin %
(In thousands of U.S. Dollars)	2024	2023	2024	2023	2024	2023
Content Solutions	$34,013	$32,101	$22,099	$17,995	65%	56%
Technology Products and Services	43,150	51,667	23,584	29,891	55%	58%
Sub-total for reportable segments	77,163	83,768	45,683	47,886	59%	57%
All Other(2)	1,960	3,178	1,206	2,165	62%	68%
Total	$79,123	$86,946	$46,889	$50,051	59%	58%

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

For the three months ended March 31, 2024, Content Solutions segment revenues and gross margin increased by $1.9 million, or 6%, and $4.1 million, or 23%, respectively, when compared to the same period in 2023. In the first quarter of 2024, box office generated by IMAX films totaled $260.7 million, a $12.7 million, or 5%, reduction versus the prior year comparative period of $273.4 million. The impact on revenue from the lower box office experienced year over year was more than offset by the revenue earned from the alternative content released to the IMAX network in the first quarter of 2024, such as the exclusive IMAX release in partnership with Pathé Live of Queen Rock Montreal. In the first quarter of 2024, box office was generated by the exhibition of 27 films (20 new films and 7 films that were originally released in prior years) including Dune: Part Two, which generated box office of over $132.4 million. In the first quarter of 2023, box office was generated by the exhibition of 22 films (15 new films and 7 films that were originally released in prior years) including Avatar: The Way of Water, which generated box office of $109.1 million in the three months ended March 31, 2023.

In addition to the higher level of revenues, Content Solutions segment gross margin is also influenced by the costs associated with the films and other content exhibited in the period, and can vary from period-to-period, especially with respect to marketing expenses, which are expensed as incurred, for films and the costs incurred to produce, market and distribute alternate events and documentary content during the period. For the three months ended March 31, 2024 and 2023, gross margin percent was 65% and 56%, respectively, with the improvement driven primarily by lower marketing expenses for films in the respective periods.

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

The following table provides information about IMAX Systems installed and the associated revenue recognized at that time, except for traditional JRSA as revenue is recognized over the lease term, during the three months ended March 31, 2024 and 2023:

	For the Three Months Ended March 31,
	2024		2023
(In thousands of U.S. Dollars, except number of systems)	Number of Systems	Revenue	Number of Systems	Revenue
New IMAX Systems	5	3,862	7	6,627
Upgraded IMAX Systems	1	1,377	1	1,339
Total	6	$5,239	8	7,965

For the three months ended March 31, 2024, Technology Products and Services segment revenue and gross margin decreased by $8.5 million, or 16%, and $6.3 million, or 21%, respectively, when compared to the same period in 2023, primarily driven by a lower level of systems recognized under sales arrangements, system renewals and after-market sales. In the first quarter of 2023, the Company recognized $7.9 million in revenue from the renewal of existing IMAX system arrangements and after-market sales of IMAX 3D glasses as compared to $2.5 million in the prior year comparative period.

Also contributing to the lower level of revenue was a decrease of $1.5 million in rental revenues, resulting from lower GBO from systems under JRSA when compared to the same period in 2023. GBO from JRSA decreased $16.3 million in the first quarter of 2024 when compared to the 2023 comparative period, from $141.7 million to $125.4 million.

The Technology Products and Services segment gross margin decrease of 21% during the three months ended March 31, 2024 as compared to 2023 was primarily due to the lower level of revenues, as described above.

All Other

For the three months ended March 31, 2024, All Other revenue and gross margin decreased by $1.2 million and $0.9 million, respectively, when compared to the same period in 2023, principally due to the timing of contract renewals and revenues earned by the Company's Streaming and Consumer Technology operations.

Selling, General and Administrative Expenses

The following table presents information about the Company’s Selling, General and Administrative Expenses for the three months ended March 31, 2024 and 2023:

	For the three months ended March 31,
			Variance		As a percentage of revenue
(In thousands of U.S. Dollars)	2024	2023	$	%	2024	2023
Total selling, general and administrative expenses	$31,257	$34,148	$(2,891)	(8%)	39%	39%
Less: Share-based compensation(1)	4,337	5,196	(859)	(17%)
Total selling, general and administrative expenses, excluding share-based compensation(2)	$26,920	$28,952	$(2,032)	(7%)	34%	33%
(1)
A portion of total share-based compensation expense is also recognized within Costs and Expenses Applicable to Revenues, Research and Development. See Note 11(a) of Notes to Condensed Consolidated Financial Statements in Part I, Item 1.
(2)
See “Non-GAAP Financial Measures” for a description of this non-GAAP financial measure and a reconciliation to the most comparable GAAP amount.

For the first quarter of 2024, the lower level of Selling, General and Administrative Expenses experienced over the prior year period reflects timing differences for marketing expenses and management’s continued focus on cost discipline.

Research and Development

The Company believes that it is a premier global technology platform for awe-inspiring entertainment and events with significant proprietary expertise in digital and film-based projection and sound system component design, engineering, and imaging technology, particularly in laser-based technology. A significant portion of the Company’s research and development efforts have been focused on the IMAX Laser Systems, which the Company believes is capable of illuminating the largest screens in the IMAX network and provides greater brightness and clarity, higher contrast, a wider color gamut and deeper blacks, while consuming less power and lasting longer than existing digital technology. The Company has continued research and development aimed at creating more affordable laser-based solutions with various screen sizes for its commercial multiplex customers.

For the three months ended March 31, 2024, Research and Development expenses were $2.2 million, representing an increase of $0.3 million, or 18%, when compared to $1.9 million to the same period in 2023. The current period expenses include $0.5 million related to Streaming and Consumer Technology activities and $0.8 million related to developing new IMAX film cameras.

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

Credit Loss Expense, Net

For the three months ended March 31, 2024, the Company recorded current expected credit losses of less than $0.1 million, as compared to credit losses of $0.2 million recognized in the same period in 2023.

Management’s judgments regarding expected credit losses are based on the facts available to management at the time that the Condensed Consolidated Financial Statements are prepared and involve estimates about the future. As a result, the Company’s judgments and associated estimates of credit losses may ultimately prove, with the benefit of hindsight, to be incorrect. See Note 3 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1.

Interest Expense

For the three months ended March 31, 2024, interest expense was $1.9 million, representing an increase of $0.2 million, or 10% when compared to interest expense of $1.8 million in the same period in 2023. The increase is primarily due to the $69.0 million borrowed under the revolving credit facilities during the three months ended March 31, 2024 with an effective interest rate of 6.93%, compared to $32.5 million borrowed under the revolving credit facilities with an effective interest rate of 6.53% during the same period in 2023.

Income Taxes

For the three months ended March 31, 2024, the Company recorded income tax expense of $5.2 million (2023 — $4.9 million). The Company’s effective tax rate of 48.8% for the three months ended March 31, 2024 is comparable to the same quarter in 2023. The Company’s effective tax rate for the three months ended March 31, 2024 differs from the Canadian statutory tax rate of 26.5%, primarily due to tax rate differences in foreign jurisdictions which was offset by an increase in the valuation allowance from continuing operations, withholding taxes and a shortfall in tax benefits related to share-based compensation. The Company’s effective tax rate of 48.8% for the three months ended March 31, 2023 differs from the Canadian statutory rate of 26.5% primarily due to tax rate differences in foreign jurisdictions which was offset by an increase in the valuation allowance and withholding taxes. See Note 10 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1.

Non-Controlling Interests

The Company’s Condensed Consolidated Financial Statements include the non-controlling interest in the net income of IMAX China, as well as the impact of non-controlling interests in the activity of its Original Film Fund subsidiary. For the three months ended March 31, 2024, the net income attributable to non-controlling interests of the Company’s subsidiaries was $2.1 million, a decrease of $0.5 million, when compared to the same period in 2023.

CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

Operating Activities

The net cash used in or provided by the Company’s operating activities is affected by a number of factors, including: (i) the timing of cash collections from customers in respect of existing IMAX System sale and lease agreements, (ii) the amount of upfront payments collected in respect of IMAX System sale and lease agreements in backlog, (iii) the box-office performance of films distributed by the Company and/or released to IMAX locations, (iv) the level of inventory purchases, and (v) the level of the Company’s operating expenses, including expenses for research and development and new business initiatives.

For the three months ended March 31, 2024, net cash used in the Company’s operating activities totaled $11.0 million, as compared to net cash provided by operating activities of $21.2 million in the same period in 2023, a decrease of $32.2 million. The main driver of the year over year decline in operating cash flow is a delay in the timing of box office and related collections. The first quarter of 2023 operating cash flows benefited from strong box office at the end of 2022 and in early 2023 driven by the film slate, which included Avatar: The Way of Water, as well as the strong January IMAX Chinese New Year box office. In comparison, the first quarter of 2024 operating cash flows were negatively impacted as the Company experienced lower levels of box office in the fourth quarter 2023, and early 2024 (January and February) due to the weaker film slate stemming from the Hollywood Actors and Writers strikes.

Investing Activities

For the three months ended March 31, 2024, net cash used in investing activities totaled $7.1 million, as compared to $4.3 million in the same period in 2023. For the three months ended March 31, 2024, the net cash used in investing activities is primarily driven by $4.4 million invested in equipment to be used in the Company’s joint revenue sharing arrangements with exhibitor customers, $1.1 million in purchases of property, plant and equipment, and $1.6 million of intangible assets acquired, principally related to the purchase or continued development of internal use software.

For the three months ended March 31, 2023, the net cash used by investing activities was primarily driven by $2.2 million invested in equipment to be used in the Company’s joint revenue sharing arrangements with exhibitor customers, $0.4 million in purchases of property, plant and equipment, and $1.8 million of intangible assets acquired, principally related to the purchase or continued development of internal use software.

Based on management’s current operating plan for 2024, the Company expects to continue to use cash to deploy additional IMAX Systems under joint revenue sharing arrangements.

Capital expenditures, including the Company’s investment in joint revenue sharing arrangements, the purchase of property, plant and equipment, the acquisition of other intangible assets, and investments in films, were $12.1 million for the three months ended March 31, 2024, as compared to $8.2 million for the three months ended March 31, 2023. The Company expects its investment in joint revenue sharing arrangements to be more heavily weighted toward the remainder of the year which aligns with the historical seasonality of system installations.

Financing Activities

For the three months ended March 31, 2024, net cash provided by financing activities totaled $22.8 million, as compared to $15.0 million used in financing activities in the same period in 2023. For the three months ended March 31, 2024, the net cash provided by financing activities is principally due to $45.0 million in borrowings on the Company’s revolving credit facility, partially offset by $17.9 million used to repurchase common shares of the Company and $4.2 million in taxes withheld and paid on vested employee stock awards.

For the three months ended March 31, 2023, net cash used in financing activities was principally due to $5.5 million in net repayments of revolving credit facility borrowings, $3.7 million used to repurchase common shares of the Company, and $6.2 million in taxes withheld and paid on vested employee stock awards.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2024, the Company’s principal sources of liquidity included: (i) its balances of cash and cash equivalents of $81.0 million; (ii) the anticipated collection of trade accounts receivable, which includes amounts owed under JRSA arrangements and film remastering and distribution agreements with movie studios; (iii) the anticipated collection of financing receivables due in the next 12 months under sale and sales-type lease arrangements for systems currently in operation; and (iv) installment payments expected in the next 12 months under sale and sales-type lease arrangements in backlog. Under the terms of the Company’s typical sale and sales-type lease agreements, the Company receives substantial cash payments before it completes the performance of its contractual obligations.

In addition, as of March 31, 2024, the Company had $231.0 million in available borrowing capacity under its Sixth Amended and Restated Credit Agreement with Wells Fargo Bank, National Association (the “Credit Agreement”), $26.8 million in available borrowing capacity under the IMAX (Shanghai) Multimedia Technology Co., Ltd. (“IMAX Shanghai”) revolving credit facility with the Bank of China (the “Bank of China Facility”), and $28.2 million in available borrowing capacity under IMAX Shanghai’s revolving credit facility with HSBC Bank (China) Company Limited, Shanghai Branch (the “HSBC China Facility”). See Note 6(a) of Notes to Condensed Consolidated Financial Statements in Part 1, Item 1 for a description of the material terms of the Credit Agreement, the Bank of China Facility, and the HSBC Facility.

The Company’s $81.0 million balance of cash and cash equivalents as of March 31, 2024 (December 31, 2023 — $76.2 million) includes $70.3 million in cash held outside of Canada (December 31, 2023 — $68.5 million) of which $31.8 million was held in the People’s Republic of China (the “PRC”) (December 31, 2023 — $30.0 million). Management reassessed its strategy with respect to the most efficient means of deploying the Company’s capital resources globally and determined that historical earnings of certain foreign subsidiaries in excess of amounts required to sustain business operations would no longer be indefinitely reinvested. During the three-months ended March 31, 2024 and 2023, no historical earnings were distributed from a subsidiary in the PRC and no foreign withholding taxes were paid to the relevant tax authorities. As of March 31, 2024, the Company’s Condensed Consolidated Balance Sheets include a deferred tax liability of $12.5 million for the applicable foreign withholding taxes associated with the remaining balance of unrepatriated historical earnings that will not be indefinitely reinvested outside of Canada. These taxes will become payable upon the repatriation of any such earnings.

The Company forecasts its future cash flow and short-term liquidity requirements on an ongoing basis. These forecasts are based on estimates and may be materially impacted by factors that are outside of the Company’s control (including the factors described in “Risk Factors” in Part I, Item 1A of the Company’s 2023 Form 10-K. As a result, there is no guarantee that these forecasts will come to fruition and that the Company will be able to fund its operations through cash flows from operations. In particular, the Company’s operating cash flows and cash balances will be adversely impacted if management’s projections of future signings and installations of IMAX Systems and box office performance of IMAX content are not realized.

Based on the Company’s current cash balances and operating cash flows, management expects to have sufficient capital and liquidity to fund its anticipated operating needs and capital requirements during the next twelve-month period following the date of this report.

CONTRACTUAL OBLIGATIONS

Payments to be made by the Company under contractual obligations as of March 31, 2024 are as follows:

	Payments Due by Period
(In thousands of U.S. Dollars)	Total Obligation	Less Than One Year	1 to 3 years	3 to 5 years	Thereafter
Purchase obligations(1)	$32,638	$30,760	$1,632	$7	$239
Pension obligations(2)	20,298	—	20,298	—	—
Operating lease obligations(3)	14,364	1,998	4,996	4,941	2,429
Finance lease obligations	508	508		—	—
Wells Fargo Facility	69,000	69,000	—	—	—
Federal Economic Development Loan(4)	2,962	950	2,012	—	—
Convertible Notes(5)	231,726	1,150	230,576	—	—
Postretirement benefits obligations	2,384	104	203	219	1,858
	$373,880	$104,470	$259,717	$5,167	$4,526

(1)
Represents total payments to be made under binding commitments with suppliers and outstanding payments to be made for supplies ordered, but yet to be invoiced.
(2)
The Company has an unfunded defined benefit pension plan, the Supplemental Executive Retirement Plan (the “SERP”), covering its CEO, Mr. Richard L. Gelfond. The SERP has a fixed benefit payable of $20.3 million. The table above assumes that Mr. Gelfond will receive a lump sum payment of $20.3 million six months after retirement at the end of the term of his current employment agreement, which expires on December 31, 2025, in accordance with the terms of the SERP, although Mr. Gelfond has not informed the Company that he intends to retire at that time. See Note 14 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1.
(3)
Represents total minimum annual rental payments due under the Company’s operating leases.
(4)
The Federal Economic Development Loan is repayable over 36 months beginning in January 2024. See Note 6(b) of Notes to Condensed Consolidated Financial Statements in Part I, Item 1.
(5)
The Convertible Notes bear interest at a rate of 0.500% per annum on the principal of $230.0 million, payable semi-annually in arrears on April 1 and October 1 of each year. The Convertible Notes will mature on April 1, 2026, unless earlier repurchased, redeemed or converted. See Note 6(b) of Notes to Condensed Consolidated Financial Statements in Part I, Item 1.

OFF-BALANCE SHEET ARRANGEMENTS

There are currently no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on the Company’s financial condition.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements and related disclosures in accordance with U.S. GAAP requires management to make judgments, assumptions, and estimates that affect the amounts reported in the Company’s Condensed Consolidated Financial Statements and accompanying notes. Management’s judgments, assumptions, and estimates are based on historical experience, future expectations, and other factors that are believed to be reasonable as of the date of the Company’s Condensed Consolidated Financial Statements. Actual results may ultimately differ from the Company’s original estimates, as future events and circumstances sometimes do not develop as expected, and the differences may be material. For more information on the Company’s critical accounting estimates, refer to the section entitled “Critical Accounting Estimates” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2023 Form 10-K.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 2 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 for a discussion of recently issued accounting standards and their impact on the Company’s Condensed Consolidated Financial Statements.

NON-GAAP FINANCIAL MEASURES

In this report, the Company presents financial measures in accordance with U.S. GAAP and also on a non-U.S. GAAP basis under the SEC regulations. Specifically, the Company presents the following non-U.S GAAP financial measures as supplemental measures of its performance:

•
Adjusted net income or loss attributable to common shareholders;

•
Adjusted net income or loss attributable to common shareholders per basic and diluted share;

•
EBITDA;

•
Adjusted EBITDA per Credit Facility; and

•
Total selling, general and administrative expenses, excluding share-based compensation (“Adjusted SG&A”).

Adjusted net income or loss attributable to common shareholders and adjusted net income or loss attributable to common shareholders per basic and diluted share exclude, where applicable: (i) share-based compensation; (ii) realized and unrealized investment gains or losses; (iii) transaction-related expenses; and (iv) restructuring and executive transition costs, as well as the related tax impact of these adjustments.

The Company believes that these non-U.S. GAAP financial measures are important supplemental measures that allow management and users of the Company’s financial statements to view operating trends and analyze controllable operating performance on a comparable basis between periods without the after-tax impact of share-based compensation and certain unusual items included in net income or loss attributable to common shareholders. Although share-based compensation is an important aspect of the Company’s employee and executive compensation packages, it is a non-cash expense and is excluded from certain internal business performance measures.

Reconciliations of net income attributable to common shareholders and the associated per share amounts to adjusted net income attributable to common shareholders and adjusted net income attributable to common shareholders per diluted share are presented in the tables below.

	Three Months Ended March 31,
	2024		2023
(In thousands of U.S. Dollars, except per share amounts)	Net Income	Per Diluted Share	Net Income	Per Diluted Share
Net income attributable to common shareholders	$3,274	$0.06	$2,454	$0.04
Adjustments(1):
Share-based compensation	4,707	0.09	5,536	0.10
Unrealized investment gains	(30)	—	(45)	—
Transaction-related expenses	—	—	156	—
Restructuring and executive transition costs(2)	—	—	1,353	0.02
Tax impact on items listed above	(10)	—	(429)	(0.01)
Adjusted net income(1)	$7,941	$0.15	$9,025	$0.16

Weighted average shares outstanding — basic		52,501		54,064
Weighted average shares outstanding — diluted		53,406		54,991

(1)
Reflects amounts attributable to common shareholders.
(2)
Reflects costs in connection with the departure of the President, IMAX Entertainment and Executive Vice President of the Company. See Note 16 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1.

In addition to the non-U.S. GAAP financial measures discussed above, management also uses “EBITDA,” as well as “Adjusted EBITDA per Credit Facility,” as defined in the Credit Agreement. As allowed by the Credit Agreement, Adjusted EBITDA per Credit Facility includes adjustments in addition to the exclusion of interest, taxes, depreciation and amortization. Accordingly, this non-U.S. GAAP financial measure is presented to allow a more comprehensive analysis of the Company’s operating performance and to provide additional information with respect to the Company’s compliance with its Credit Agreement requirements, when applicable. In addition, the Company believes that Adjusted EBITDA per Credit Facility presents relevant and useful information widely used by analysts, investors and other interested parties in the Company’s industry to evaluate, assess and benchmark the Company’s results.

EBITDA is defined as net income or loss excluding: (i) income tax expense or benefit; (ii) interest expense, net of interest income; (iii) depreciation and amortization, including film asset amortization; and (iv) amortization of deferred financing costs. Adjusted EBITDA per Credit Facility is defined as EBITDA excluding: (i) share-based and other non-cash compensation; (ii) realized and unrealized investment gains or losses; (iii) transaction-related expenses; (iv) write-downs, net of recoveries, including asset impairments and credit loss expense; and (iv) restructuring and executive transition costs.

Reconciliations of net income attributable to common shareholders, which is the most directly comparable U.S. GAAP measure, to EBITDA and Adjusted EBITDA per Credit Facility are presented in the tables below.

	For the Three Months Ended March 31, 2024
(In thousands of U.S. Dollars)	Attributable to Non-controlling Interests and Common Shareholders	Less: Attributable to Non-controlling Interests	Attributable to Common Shareholders
Reported net income	$5,420	$2,146	$3,274
Add (subtract):
Income tax expense	5,159	538	4,621
Interest expense, net of interest income	919	(125)	1,044
Depreciation and amortization, including film asset amortization	15,164	1,286	13,878
Amortization of deferred financing costs(1)	492	—	492
EBITDA	27,154	3,845	23,309
Share-based and other non-cash compensation	4,783	23	4,760
Realized and unrealized investment gains	(30)	—	(30)
Write-downs, including asset impairments and credit loss expense	144	66	78
Adjusted EBITDA per Credit Facility	$32,051	$3,934	$28,117

	For the Twelve Months Ended March 31, 2024
(In thousands of U.S. Dollars)	Attributable to Non-controlling Interests and Common Shareholders	Less: Attributable to Non-controlling Interests	Attributable to Common Shareholders
Reported net income	$33,363	$7,208	$26,155
Add (subtract):
Income tax expense	13,325	1,470	11,855
Interest expense, net of interest income	2,285	(522)	2,807
Depreciation and amortization, including film asset amortization	61,866	5,297	56,569
Amortization of deferred financing costs(1)	2,102	—	2,102
EBITDA	112,941	13,453	99,488
Share-based and other non-cash compensation	23,380	603	22,777
Realized and unrealized investment gains	(451)	(93)	(358)
Transaction-related expenses(2)	3,413	208	3,205
Write-downs, including asset impairments and credit loss expense	2,893	346	2,547
Restructuring and executive transition costs(3)	1,593	258	1,335
Adjusted EBITDA per Credit Facility	$143,769	$14,775	$128,994

(1)
The amortization of deferred financing costs is recorded within Interest Expense in the Condensed Consolidated Statements of Operations.
(2)
Reflects costs incurred resulting from the Company's with the proposal to acquire the outstanding 96.3 million shares in IMAX China. See Note 6 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1.
(3)
Reflects costs in connection with the departure of President, IMAX Entertainment and Executive Vice President of the Company. See Note 16 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1.

The Company also adjusts Selling, General and Administrative Expenses to exclude a portion of share-based compensation and related payroll taxes. Management uses non-U.S. GAAP and other financial measures such as this, internally for financial and operational decision-making and as a means to evaluate period-to-period comparisons. IMAX believes that this non-U.S. GAAP measure provides useful information about operating results, enhances the overall understanding of past financial performance and future prospects, and allows for greater transparency with respect to key metrics used by management and its financial and operational decision making.

A reconciliation of Selling, General and Administrative Expenses, the most directly comparable U.S. GAAP measure presented in the Condensed Consolidated Statement of Operations in Part I, Item 1, to Adjusted SG&A, is presented in the table below.

	Three Months Ended
	March 31,
(In thousands of U.S. Dollars)	2024	2023
Total selling, general and administrative expenses	$31,257	$34,148
Subtract: Share-based compensation	4,337	5,196
Total selling, general and administrative expenses, excluding share-based compensation	$26,920	$28,952

The Company cautions users of its financial statements that these non-U.S. GAAP financial measures may not be comparable to similarly titled measures reported by other companies. Additionally, the non-U.S. GAAP financial measures used by the Company should not be considered in isolation, or as a substitute for, or superior to, the comparable GAAP amounts.

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

Foreign Exchange Rate Risk

A majority of the Company’s revenue is denominated in U.S. Dollars while a significant portion of its costs and expenses is denominated in Canadian Dollars. A portion of the Company’s net U.S. Dollar cash flows is converted to Canadian Dollars to fund Canadian Dollar expenses through the spot market. In addition, IMAX films generate box office in 89 different countries, and therefore unfavorable exchange rates between applicable local currencies and the U.S. Dollar could have an impact on the GBO generated by the Company’s exhibitor customers and its revenues. The Company has incoming cash flows from its revenue generating IMAX network and ongoing operating expenses in China through its majority-owned subsidiary IMAX Shanghai. In Japan, the Company has ongoing Yen-denominated operating expenses related to its Japanese operations. Net RMB and Japanese Yen cash flows are converted to U.S. Dollars through the spot market. The Company also has cash receipts from lease arrangements denominated in RMB, Japanese Yen, Euros and Canadian Dollars.

The Company manages its exposure to foreign exchange rate risks through its regular operating and financing activities and, when appropriate, through the use of derivative financial instruments. These derivative financial instruments are utilized to hedge economic exposures as well as reduce earnings and cash flow volatility resulting from shifts in market rates.

Certain of the Company’s PRC subsidiaries held approximately RMB 223.9 million ($31.6 million) in cash and cash equivalents as of March 31, 2024 (December 31, 2023 — RMB 213.0 million or $30.0 million) and are required to transact locally in RMB. Foreign currency exchange transactions, including the remittance of any funds into and out of the PRC, are subject to controls and require the approval of the China State Administration of Foreign Exchange to complete. Any developments relating to the Chinese economy and any actions taken by the Chinese government are beyond the control of the Company; however, the Company monitors and manages its capital and liquidity requirements to ensure compliance with local regulatory and policy requirements. (See “Risk Factors – The Company faces risks in connection with its significant presence in China and the continued expansion of its business there” in Part I. Item 1A. of the Company’s 2023 Form 10-K.)

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

For the three months ended March 31, 2024, the Company recorded foreign exchange net loss of $0.3 million, resulting from changes in exchange rates related to foreign currency denominated monetary assets and liabilities (2023 — net loss of $0.1 million).

The Company has entered into a series of foreign currency forward contracts to manage the risks associated with the volatility of foreign currencies. Certain of these foreign currency forward contracts met the criteria required for hedge accounting under the Derivatives and Hedging Topic of the FASB ASC at inception, and continue to meet hedge effectiveness tests as of March 31, 2024, with settlement dates throughout 2024 and 2025. Foreign currency derivatives are recognized and measured in the Condensed Consolidated Balance Sheets at fair value. Changes in the fair value (i.e., gains or losses) are recognized in the Condensed Consolidated Statements of Operations except for derivatives designated and qualifying as foreign currency cash flow hedging instruments. The Company currently has cash flow hedging instruments associated with Selling, General and Administrative Expenses. For foreign currency cash flow hedging instruments related to Selling, General and Administrative Expenses, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported within Accumulated Other Comprehensive Income (Loss) and reclassified to the Condensed Consolidated Statements of Operations when the forecasted transaction occurs. Any ineffective portion is recognized immediately in the Condensed Consolidated Statements of Operations.

The notional value of foreign currency cash flow hedging instruments that qualify for hedge accounting as of March 31, 2024 was $34.8 million (December 31, 2023 — $40.6 million). Losses of less than $0.1 million were recorded to Other Comprehensive Income with respect to the change in fair value of these contracts for the three months ended March 31, 2024, (2023 — gain of $0.8 million). Losses of $1.0 million were reclassified from Accumulated Other Comprehensive Loss to Selling, General and Administrative Expenses for the three months ended March 31, 2024 (2023 — gains of less than $0.1 million). The Company currently does not hold any derivatives which are not designated as hedging instruments.

For all derivative instruments, the Company is subject to counterparty credit risk to the extent that the counterparty may not meet its obligations to the Company. To manage this risk, the Company enters into derivative transactions only with major financial institutions.

As of March 31, 2024, the Company’s Financing Receivables and working capital items denominated in Canadian Dollars, RMB, Japanese Yen, Euros and other foreign currencies translated into U.S. Dollars was $163.3 million. Assuming a 10% appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates as of March 31, 2024, the potential change in the fair value of foreign currency-denominated financing receivables and working capital items would have been $16.3 million. A significant portion of the Company’s Selling, General, and Administrative Expenses is denominated in Canadian Dollars. Assuming a 1% change appreciation or depreciation in foreign currency exchange rates as of March 31, 2024, the potential change in the amount of Selling, General, and Administrative Expenses would be $0.1 million.

Interest Rate Risk Management

The Company’s earnings may also be affected by changes in interest rates due to the impact those changes have on its interest income from cash, and its interest expense from variable-rate borrowings that may be made under the Credit Facility.

As of March 31, 2024, the Company had drawn down $69.0 million on its Revolver Credit Facility (December 31, 2023 — $24.0 million), and $nil on its HSBC China and Bank of China Facilities (December 31, 2023 — $nil) which are subject to variable effective interest rates.

The Company had variable rate debt instruments representing 14% and 5% of its total liabilities as of March 31, 2024 and December 31, 2023, respectively. If the interest rates available to the Company increased by 10%, the Company’s interest expense would increase by $0.5 million and interest income from cash would increase by $0.5 million. These amounts are determined by considering the impact of the hypothetical interest rates on the Company’s variable rate debt and cash balances as of March 31, 2024.

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

The Company’s management, with the participation of its CEO and its CFO, has evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of March 31, 2024 and has concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. The Company will continue to periodically evaluate its disclosure controls and procedures and will make modifications from time to time as deemed necessary to ensure that information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 7 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 for information regarding legal proceedings involving the Company.

Item 1A. Risk Factors

This Form 10-Q should be read together with, and supplement, the risk factors in Item 1A. Risk Factors in the Company’s 2023 Form 10-K, which describes various risks and uncertainties to which the Company is or may become subject. The risk factors included in the Company’s 2023 Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect its business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On June 12, 2017, the Company announced that its Board of Directors approved a $200.0 million share repurchase program for its common shares that would have expired on June 30, 2020, which was subsequently extended for a 12-month period in 2020, 2021, and 2023 and increased in the total share repurchase authority to $400.0 million. In 2023, the Board of Directors approved a 36-month extension to the share repurchase program through June 30, 2026. As of March 31, 2024, the Company had $150.8 million available under the program. The repurchases may be made either in the open market or through private transactions, including repurchases made pursuant to a plan intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, subject to market conditions, applicable legal requirements, and other relevant factors. The Company has no obligation to repurchase shares and the share repurchase program may be suspended or discontinued by the Company at any time.

During the three months ended March 31, 2024, the Company repurchased 1,158,724 common shares at an average price of $13.99 per share for a total of $16.2 million, excluding commission. All share repurchases were made under the Company’s publicly announced program, and there are no other programs under which the Company repurchases shares.

The Company’s common share repurchase program activity for the three months ended March 31, 2024 was as follows:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum approximate dollar value of shares that may yet be purchased under the program
January 1 through January 31, 2024	302,731	$14.85	302,731	$162,547,887
February 1 through February 29, 2024	855,993	13.68	855,993	150,835,924
March 1 through March 31, 2024	—	—	—	150,834,924
Total	1,158,724	$13.99	1,158,724

In 2022, IMAX China’s shareholders granted its Board of Directors a general mandate authorizing the Board, subject to applicable laws, to repurchase shares of IMAX China not to exceed 10% of the total number of issued shares as of June 23, 2022 (34,063,480 shares). This program expired on the date of the 2023 Annual General Meeting of IMAX China on June 6, 2023. During the 2023 Annual General Meeting, shareholders approved the repurchase of shares of IMAX China not to exceed 10% of the total number of shares as of June 7, 2023 (33,959,314 shares). This program will be valid until the 2024 Annual General Meeting of IMAX China. The repurchases may be made in the open market or through other means permitted by applicable laws. IMAX China has no obligation to repurchase its shares and the share repurchase program may be suspended or discontinued by IMAX China at any time. During the three months ended March 31, 2024, IMAX China did not repurchase any common shares.

See Note 6 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 for a summary of the material terms and conditions of the Company’s revolving credit facility, which include a limitation of the number of permitted share repurchases.

Item 5. Other Information

(a)
None.
(b)
None.
(c)
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended March 31, 2024.

Item 6. Exhibits

Exhibit No.	Description
31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 25, 2024, by Richard L. Gelfond

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 25, 2024, by Natasha Fernandes.

32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 25, 2024, by Richard L. Gelfond

32.2*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 25, 2024, by Natasha Fernandes.

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAX CORPORATION

Date: April 25, 2024	By:	/s/ NATASHA FERNANDES
Natasha Fernandes
Chief Financial Officer & Executive Vice President
(Principal Financial Officer)

Date: April 25, 2024	By:	/s/ ELIZABETH GITAJN
Elizabeth Gitajn
Senior Vice-President, Finance & Controller
(Principal Accounting Officer)