Form 10-Q
period 2024-06-30
IMAX CORP
filed 2024-07-25
CIK 921582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of June 30, 2024
Common Shares, no par value	52,676,567

IMAX CORPORATION

IMAX CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

IMAX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. Dollars, except share amounts)
(Unaudited)

	June 30,	December 31,
	2024	2023
Assets
Cash and cash equivalents	$91,552	$76,200
Accounts receivable, net of allowance for credit losses	121,513	136,259
Financing receivables, net of allowance for credit losses	123,496	127,154
Variable consideration receivables, net of allowance for credit losses	69,927	64,338
Inventories	37,798	31,584
Prepaid expenses	11,786	12,345
Film assets, net of accumulated amortization	8,532	6,786
Property, plant and equipment, net of accumulated depreciation	237,781	243,299
Other assets	21,244	20,879
Deferred income tax assets, net of valuation allowance	16,099	7,988
Goodwill	52,815	52,815
Other intangible assets, net of accumulated amortization	34,856	35,022
Total assets	$827,399	$814,669
Liabilities
Accounts payable	$20,055	$26,386
Accrued and other liabilities	106,336	111,013
Deferred revenue	62,655	67,105
Revolving credit facility borrowings, net of unamortized debt issuance costs	53,132	22,924
Convertible notes and other borrowings, net of unamortized discounts and debt issuance costs	229,738	229,131
Deferred income tax liabilities	12,521	12,521
Total liabilities	484,437	469,080
Commitments, contingencies and guarantees (see Note 7)
Non-controlling interests	657	658
Shareholders’ equity
Capital stock common shares — no par value. Authorized — unlimited number. 52,676,567 issued and outstanding (December 31, 2023 — 53,260,276 issued and outstanding)	394,493	389,048
Other equity	176,632	185,087
Statutory surplus reserve	3,932	3,932
Accumulated deficit	(293,889)	(292,845)
Accumulated other comprehensive loss	(13,974)	(12,081)
Total shareholders’ equity attributable to common shareholders	267,194	273,141
Non-controlling interests	75,111	71,790
Total shareholders’ equity	342,305	344,931
Total liabilities and shareholders’ equity	$827,399	$814,669

(See the accompanying notes, which are an integral part of these Condensed Consolidated Financial Statements.)

IMAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of U.S. Dollars, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues
Technology sales	$20,420	$29,360	$28,324	$47,182
Image enhancement and maintenance services	52,189	46,867	102,537	93,994
Technology rentals	14,043	19,546	32,644	39,604
Finance income	2,309	2,206	4,579	4,145
	88,961	97,979	168,084	184,925
Costs and expenses applicable to revenues
Technology sales	9,222	13,771	13,989	21,003
Image enhancement and maintenance services	29,089	19,739	50,284	42,824
Technology rentals	6,723	6,582	12,995	13,160
	45,034	40,092	77,268	76,987
Gross margin	43,927	57,887	90,816	107,938
Selling, general and administrative expenses	37,564	38,906	68,821	73,054
Research and development	2,031	2,762	4,218	4,617
Amortization of intangible assets	1,321	1,147	2,664	2,221
Credit loss expense, net	139	846	174	1,066
Restructuring and executive transition costs	—	—	—	1,353
Income from operations	2,872	14,226	14,939	25,627
Realized and unrealized investment gains	32	28	62	72
Retirement benefits non-service expense	(107)	(78)	(214)	(155)
Interest income	561	693	1,095	1,100
Interest expense	(2,282)	(1,795)	(4,227)	(3,562)
Income before taxes	1,076	13,074	11,655	23,082
Income tax recovery (expense)	3,997	(3,461)	(1,162)	(8,346)
Net income	5,073	9,613	10,493	14,736
Net income attributable to non-controlling interests	(1,490)	(1,262)	(3,636)	(3,931)
Net income attributable to common shareholders	$3,583	$8,351	$6,857	$10,805

Net income per share attributable to common shareholders:
Basic and diluted	$0.07	$0.15	$0.13	$0.20

Weighted average shares outstanding (in thousands):
Basic	52,633	54,591	52,568	54,328
Diluted	53,428	55,320	53,386	55,145

(See the accompanying notes, which are an integral part of these Condensed Consolidated Financial Statements.)

IMAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands of U.S. Dollars)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income	$5,073	$9,613	$10,493	$14,736
Other comprehensive loss before tax
Unrealized net (loss) gain from cash flow hedging instruments	(365)	688	(1,281)	822
Realized net loss from cash flow hedging instruments	67	123	78	462
Foreign currency translation adjustments	(454)	(10,059)	(996)	(7,619)
Defined benefit and postretirement benefit plans	(149)	(176)	(398)	(352)
Total other comprehensive loss before tax	(901)	(9,424)	(2,597)	(6,687)
Income tax benefit (expense) related to other comprehensive loss	117	(166)	420	(244)
Other comprehensive loss, net of tax	(784)	(9,590)	(2,177)	(6,931)
Comprehensive income	4,289	23	8,316	7,805
Comprehensive (income) loss attributable to non-controlling interests	(1,359)	1,582	(3,351)	(1,776)
Comprehensive income attributable to common shareholders	$2,930	$1,605	$4,965	$6,029

(See the accompanying notes, which are an integral part of these Condensed Consolidated Financial Statements.)

IMAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. Dollars)
(Unaudited)

	Six Months Ended
	June 30,
	2024	2023
Operating Activities
Net income	$10,493	$14,736
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	34,002	27,198
Amortization of deferred financing costs	985	1,250
Credit loss expense, net	174	1,066
Write-downs, including asset impairments	2,399	474
Deferred income tax benefit	(7,722)	(3,279)
Share-based and other non-cash compensation	11,753	12,533
Unrealized foreign currency exchange loss	51	175
Realized and unrealized investment gain	(62)	(72)
Changes in assets and liabilities:
Accounts receivable	14,492	9,531
Inventories	(6,271)	(6,118)
Film assets	(12,741)	(9,241)
Deferred revenue	(4,397)	(3,255)
Changes in other operating assets and liabilities	(19,086)	(19,143)
Net cash provided by operating activities	24,070	25,855
Investing Activities
Purchase of property, plant and equipment	(2,690)	(1,009)
Investment in equipment for joint revenue sharing arrangements	(9,757)	(4,033)
Acquisition of other intangible assets	(3,191)	(3,478)
Net cash used in investing activities	(15,638)	(8,520)
Financing Activities
Revolving credit facility borrowings	51,000	30,717
Repayments of revolving credit facility borrowings	(21,000)	(38,886)
Repayments of other borrowings	(311)	—
Proceeds from other borrowings	—	315
Repurchase of common shares	(18,102)	(4,011)
Taxes withheld and paid on employee stock awards vested	(4,978)	(6,458)
Dividends paid to non-controlling interests	—	(1,438)
Net cash provided by (used in) financing activities	6,609	(19,761)
Effects of exchange rate changes on cash	311	291
Increase (decrease) in cash and cash equivalents during period	15,352	(2,135)
Cash and cash equivalents, beginning of period	76,200	97,401
Cash and cash equivalents, end of period	$91,552	$95,266

(See the accompanying notes, which are an integral part of these Condensed Consolidated Financial Statements.)

IMAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands of U.S. Dollars)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Adjustments to capital stock:
Balance, beginning of period	$393,597	$389,500	$389,048	$376,715
Average carrying value of repurchased and retired common shares	(58)	(206)	(8,575)	(97)
Restricted share units vested, net of shares withheld for employee tax obligations	954	944	14,020	13,620
Balance, end of period	394,493	390,238	394,493	390,238
Adjustments to other equity:
Balance, beginning of period	171,877	170,871	185,087	185,678
Amortization of share-based payment expense - stock options	—	1	—	92
Amortization of share-based payment expense - restricted share units	4,622	4,010	7,546	7,324
Amortization of share-based payment expense - performance stock units	1,992	2,104	3,879	3,125
Restricted share units vested	(1,848)	(1,612)	(19,791)	(20,845)
Change in ownership interest related to IMAX China	(11)	—	(89)	—
Balance, end of period	176,632	175,374	176,632	175,374
Adjustments to statutory surplus reserve:
Balance, beginning of period	3,932	3,932	3,932	3,932
Balance, end of period	3,932	3,932	3,932	3,932
Adjustments to accumulated deficit:
Balance, beginning of period	(297,284)	(292,409)	(292,845)	(293,124)
Net income attributable to common shareholders	3,583	8,351	6,857	10,805
Common shares repurchased and retired	(188)	(150)	(7,901)	(1,889)
Balance, end of period	(293,889)	(284,208)	(293,889)	(284,208)
Adjustments to accumulated other comprehensive loss:
Balance, beginning of period	(13,320)	(7,876)	(12,081)	(9,846)
Other comprehensive loss, net of tax	(654)	(6,746)	(1,893)	(4,776)
Balance, end of period	(13,974)	(14,622)	(13,974)	(14,622)
Adjustments to non-controlling interests:
Balance, beginning of period	73,928	69,090	71,790	65,691
Net income attributable to non-controlling interests	1,482	1,261	3,636	3,921
Other comprehensive loss, net of tax	(130)	(2,844)	(284)	(2,155)
Share-based compensation attributable to non-controlling interests	(65)	98	(6)	148
Dividends paid to non-controlling shareholders of IMAX China	—	(1,438)	—	(1,438)
Change in ownership interest related to IMAX China common share repurchases	(104)	—	(25)	—
Balance, end of period	75,111	66,167	75,111	66,167
Total Shareholders’ Equity	$342,305	$336,881	$342,305	$336,881

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

The Company has interests in ten film production companies, which have been identified as VIEs. The Company is the primary beneficiary of and consolidates five of these entities as it has the power to direct the activities that most significantly impact the economic performance of the VIE, and it has the obligation to absorb losses or the right to receive benefits from the respective VIE that could potentially be significant. The majority of the assets relating to these production companies are held by the IMAX Original Film Fund (the “Original Film Fund”) as described in Note 16. The Company does not consolidate the other five film production companies because it does not have the power to direct their activities and it does not have the obligation to absorb the majority of the expected losses or the right to receive expected residual returns. The Company uses the equity method of accounting for these entities, which are not material to the Company’s Condensed Consolidated Financial Statements. A loss in the value of an equity method investment that is other than temporary is recognized as a charge in the Condensed Consolidated Statements of Operations.

As of June 30, 2024 and December 31, 2023, total assets and liabilities of the Company’s consolidated VIEs are as follows:

	June 30,	December 31,
(In thousands of U.S. Dollars)	2024	2023
Total assets	$1,424	$1,425
Total liabilities	$246	$246

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

2. New Accounting Standards and Accounting Changes

Recently Issued FASB Accounting Standard Codification Updates Not Yet Adopted

In November 2023, the FASB issued Accounting Standards Update No. 2023-07, Segment Reporting (Topic 820): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The purpose of ASU 2023-07 is to enhance the interim disclosure requirements by more closely aligning them with the annual requirements. ASU 2023-07 requires interim and annual disclosures to include information about the company’s significant segment expenses. ASU 2023-07 will be effective for the Company’s year ended December 31, 2024 and all interim periods thereafter. The Company is in the process of evaluating the impact of this ASU on its Consolidated Financial Statements.

In December 2023, the FASB issued Accounting Standard Update 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures (“ASU 2023-09”). The amendments in ASU 2023-09 improve the transparency of income tax disclosures by requiring (i) consistent categories and greater disaggregation of information in the rate reconciliation, and (ii) income taxes paid disaggregated by jurisdiction. ASU 2023-09 will be effective for the Company’s year ended December 31, 2025. The Company is in the process of evaluating the impact of this ASU on its Consolidated Financial Statements.

In March 2024, the FASB issued Accounting Standard Update 2024-01, Compensation - Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards (“ASU 2024-01”). ASU 2024-01 amends the guidance in Accounting Standard Codification 718 (“ASC 718”) by adding an illustrative example to demonstrate and clarify how to apply the scope guidance to determine whether profits interests and similar awards should be accounted for as share-based payment arrangement under ASC 718 or another standard. ASU 2024-01 will be effective for the Company’s period ended March 31, 2025. The Company is in the process of evaluating the impact of ASU 2024-01 on its Condensed Consolidated Financial Statements.

The Company considers the applicability and impact of all recently issued FASB accounting standard codification updates. Accounting standard updates that are not noted above were assessed and determined to be not applicable or not significant to the Company’s Condensed Consolidated Financial Statements for the period ended June 30, 2024.

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

In order to mitigate the credit risk associated with its receivables, management performs an initial credit evaluation prior to entering into an arrangement with a customer and then regularly monitors the credit quality of each customer through an analysis of collections history and aging. This monitoring process includes meetings on at least a monthly basis to identify credit concerns and potential changes in credit quality classification. A customer may improve their credit quality classification once a substantial payment is made on an overdue balance or when the customer has agreed to a payment plan and payments have commenced in accordance with that plan. Changes in credit quality classification are dependent upon management approval. The Company’s internal credit quality classifications are as follows:

•Good Standing — The theater operator continues to be in good standing as payments and reporting are received on a regular basis.

•Credit Watch — The theater operator has demonstrated a delay in payments, but continues to be in active communication with the Company. Theater operators placed on Credit Watch are subject to enhanced monitoring. In addition, depending on the size of the outstanding balance, length of time in arrears, and other factors, future transactions may need to be approved by management. These receivables are in better condition than those in the Pre-Approved Transactions Only category, but are not in as good condition as the receivables in the Good Standing category.

•Pre-Approved Transactions Only — The theater operator has demonstrated a delay in payments with little or no communication with the Company. All services and shipments to the theater operator must be reviewed and approved by management. These receivables are in better condition than those in the All Transactions Suspended category, but are not in as good condition as the receivables in the Credit Watch category. In certain situations, a theater operator may be placed on nonaccrual status and all revenue recognition related to the theater may be suspended, including the accretion of Finance Income for Financing Receivables.

•All Transactions Suspended — The theater operator is severely delinquent, non-responsive or not negotiating in good faith with the Company. Once a theater operator is classified within the All Transactions Suspended category, the theater is placed on nonaccrual status and all revenue recognitions related to the theater are suspended, including the accretion of Finance Income for Financing Receivables.

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

The following tables summarize the activity in the allowance for credit losses related to Accounts Receivable for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended				Six Months Ended
	June 30, 2024				June 30, 2024
(In thousands of U.S. Dollars)	Theater Operators	Studios	Other	Total	Theater Operators	Studios	Other	Total
Beginning balance	$14,247	$630	$1,079	$15,956	$14,355	$616	$1,006	$15,977
Current period provision (reversal), net	53	24	1	78	(41)	38	74	71
Write-offs, net of recoveries	(178)	(3)	—	(181)	(178)	(3)	—	(181)
Foreign exchange	(27)	—	—	(27)	(41)	—	—	(41)
Ending balance	$14,095	$651	$1,080	$15,826	$14,095	$651	$1,080	$15,826

	Three Months Ended				Six Months Ended
	June 30, 2023				June 30, 2023
(In thousands of U.S. Dollars)	Theater Operators	Studios	Other	Total	Theater Operators	Studios	Other	Total
Beginning balance	$10,824	$1,707	$1,297	$13,828	$11,144	$1,699	$1,276	$14,119
Current period provision (reversal), net	1,704	(802)	189	1,091	1,439	(799)	210	850
Write-offs, net of recoveries	(682)	—	—	(682)	(797)	—	—	(797)
Foreign exchange	(206)	(11)	—	(217)	(146)	(6)	—	(152)
Ending balance	$11,640	$894	$1,486	$14,020	$11,640	$894	$1,486	$14,020

For the three and six months ended June 30, 2024, the Company’s allowance for current expected credit losses related to Accounts Receivable decreased by $0.1 million and $0.2 million, respectively.

For the three and six months ended June 30, 2023, the Company’s allowance for current expected credit losses related to Accounts Receivable increased by $0.2 million and decreased by $0.1 million, respectively.

Financing Receivables

Financing receivables are due from theater operators and consist of the Company’s net investment in sales-type leases and receivables associated with financed sales of IMAX Systems. As of June 30, 2024 and December 31, 2023, financing receivables consist of the following:

	June 30,	December 31,
(In thousands of U.S. Dollars)	2024	2023
Net investment in leases:
Gross minimum payments due under sales-type leases	$28,816	$30,459
Unearned finance income	(463)	(467)
Present value of minimum payments due under sales-type leases	28,353	29,992
Allowance for credit losses	(450)	(453)
Net investment in leases	27,903	29,539
Financed sales receivables:
Gross minimum payments due under financed sales	133,303	135,684
Unearned finance income	(28,085)	(28,452)
Present value of minimum payments due under financed sales	105,218	107,232
Allowance for credit losses	(9,625)	(9,617)
Net financed sales receivables	95,593	97,615
Total financing receivables	$123,496	$127,154

Net financed sales receivables due within one year	$31,046	$32,031
Net financed sales receivables due after one year	64,547	65,584
Total financed sales receivables	$95,593	$97,615

As of June 30, 2024 and December 31, 2023, the weighted-average remaining lease term and weighted-average interest rate associated with the Company’s sales-type lease arrangements and financed sales receivables, as applicable, are as follows:

	June 30,	December 31,
(In thousands of U.S. Dollars)	2024	2023
Weighted-average remaining lease term (in years):
Sales-type lease arrangements	8.0	8.3
Weighted-average interest rate
Sales-type lease arrangements	7.33%	7.88%
Financed sales receivables	8.90%	8.97%

The tables below provide information on the Company’s net investment in leases by credit quality indicator as of June 30, 2024 and December 31, 2023. The amounts disclosed for each credit quality classification are determined on a customer-by-customer basis as per the origination year of the relationship, and include both billed and unbilled amounts.

(In thousands of U.S. Dollars)	By Origination Year
As of June 30, 2024	2024	2023	2022	2021	2020	Prior	Total
Net investment in leases:
Credit quality classification:
In good standing	$—	$2,127	$1,737	$6,699	$2,159	$2,524	$15,246
Credit Watch	—	—	—	—	—	—	—
Pre-approved transactions	—	—	490	3,476	1,186	7,554	12,706
Transactions suspended	—	—	—	—	—	401	401
Total net investment in leases	$—	$2,127	$2,227	$10,175	$3,345	$10,479	$28,353

(In thousands of U.S. Dollars)	By Origination Year
As of December 31, 2023	2023	2022	2021	2020	2019	Prior	Total
Net investment in leases:
Credit quality classification:
In good standing	$2,435	$3,262	$6,241	$2,173	$1,677	$1,138	$16,926
Credit Watch	—	490	—	—	—	313	803
Pre-approved transactions	—	—	3,462	1,182	5,221	1,997	11,862
Transactions suspended	—	—	—	—	—	401	401
Total net investment in leases	$2,435	$3,752	$9,703	$3,355	$6,898	$3,849	$29,992

The tables below provide information on the Company’s financed sales receivables by credit quality indicator as of June 30, 2024 and December 31, 2023. The amounts disclosed for each credit quality classification are determined on a customer-by-customer basis as per the origination year of the relationship, and include both billed and unbilled amounts.

(In thousands of U.S. Dollars)	By Origination Year
As of June 30, 2024	2024	2023	2022	2021	2020	Prior	Total
Financed sales receivables:
Credit quality classification:
In good standing	$343	$8,345	$7,498	$4,480	$5,031	$52,522	$78,219
Credit Watch	—	—	—	—	—	1,142	1,142
Pre-approved transactions	—	483	342	2,874	1,478	8,558	13,735
Transactions suspended	—	161	—	737	146	11,078	12,122
Total financed sales receivables	$343	$8,989	$7,840	$8,091	$6,655	$73,300	$105,218

(In thousands of U.S. Dollars)	By Origination Year
As of December 31, 2023	2023	2022	2021	2020	2019	Prior	Total
Financed sales receivables:
Credit quality classification:
In good standing	$6,660	$5,921	$5,961	$5,415	$8,058	$44,870	$76,885
Credit Watch	—	30	—	—	317	796	1,143
Pre-approved transactions	607	313	2,619	1,455	2,084	8,508	15,586
Transactions suspended	—	—	728	345	1,546	10,999	13,618
Total financed sales receivables	$7,267	$6,264	$9,308	$7,215	$12,005	$65,173	$107,232

The following tables provide an aging analysis for the Company’s net investment in leases and financed sales receivables as of June 30, 2024 and December 31, 2023:

	As of June 30, 2024
(In thousands of U.S. Dollars)	Accrued and Current	30-89 Days	90+ Days	Billed	Unbilled	Recorded Receivable	Allowance for Credit Losses	Net
Net investment in leases	$270	$420	$4,796	$5,486	$22,867	$28,353	$(450)	$27,903
Financed sales receivables	1,438	2,054	8,726	12,218	93,000	105,218	(9,625)	95,593
Total	$1,708	$2,474	$13,522	$17,704	$115,867	$133,571	$(10,075)	$123,496

	As of December 31, 2023
(In thousands of U.S. Dollars)	Accrued and Current	30-89 Days	90+ Days	Billed	Unbilled	Recorded Receivable	Allowance for Credit Losses	Net
Net investment in leases	$293	$212	$4,598	$5,103	$24,889	$29,992	$(453)	$29,539
Financed sales receivables	1,535	1,196	10,704	13,435	93,797	107,232	(9,617)	97,615
Total	$1,828	$1,408	$15,302	$18,538	$118,686	$137,224	$(10,070)	$127,154

The following tables provide information about the Company’s net investment in leases and financed sale receivables with billed amounts past due for which it continues to accrue finance income as of June 30, 2024 and December 31, 2023. The amounts disclosed for each credit quality classification are determined on a customer-by-customer basis and include both billed and unbilled amounts.

	As of June 30, 2024
(In thousands of U.S. Dollars)	Accrued and Current	30-89 Days	90+ Days	Billed	Unbilled	Allowance for Credit Losses	Net
Net investment in leases	$232	$420	$4,796	$5,448	$21,745	$(10)	$27,183
Financed sales receivables	832	1,521	8,744	11,097	34,679	(1,063)	44,713
Total	$1,064	$1,941	$13,540	$16,545	$56,424	$(1,073)	$71,896

	As of December 31, 2023
(In thousands of U.S. Dollars)	Accrued and Current	30-89 Days	90+ Days	Billed	Unbilled	Allowance for Credit Losses	Net
Net investment in leases	$259	$212	$4,598	$5,069	$22,651	$(9)	$27,711
Financed sales receivables	798	782	10,517	12,097	33,552	(1,198)	44,451
Total	$1,057	$994	$15,115	$17,166	$56,203	$(1,207)	$72,162

The following table provides information about the Company’s net investment in leases and financed sale receivables that are on nonaccrual status as of June 30, 2024 and December 31, 2023:

	As of June 30, 2024			As of December 31, 2023
(In thousands of U.S. Dollars)	Recorded Receivable	Allowance for Credit Losses	Net	Recorded Receivable	Allowance for Credit Losses	Net
Net investment in leases	$401	$(401)	$—	$401	$(401)	$—
Net financed sales receivables	27,185	(8,861)	18,324	29,204	(8,884)	20,320
Total	$27,586	$(9,262)	$18,324	$29,605	$(9,285)	$20,320

For the three and six months ended June 30, 2024 and 2023, the Company did not recognize Finance Income related to the net investment in leases on non-accrual status.

For the three and six months ended June 30, 2024, the Company recognized $0.3 million and $0.7 million, respectively (2023 — less than $0.1 million and less than $0.1 million, respectively) in Finance Income related to the financed sales receivables in nonaccrual status.

The following tables summarize the activity in the allowance for credit losses related to the Company’s net investment in leases and financed sale receivables for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	June 30, 2024		June 30, 2024
(In thousands of U.S. Dollars)	Net Investment in Leases	Net Financed Sales Receivables	Net Investment in Leases	Net Financed Sales Receivables
Beginning balance	$451	$9,616	$453	$9,617
Current period (reversal) provision, net	(1)	17	3	13
Foreign exchange	—	(8)	(6)	(5)
Ending balance	$450	$9,625	$450	$9,625

	Three Months Ended		Six Months Ended
	June 30, 2023		June 30, 2023
(In thousands of U.S. Dollars)	Net Investment in Leases	Net Financed Sales Receivables	Net Investment in Leases	Net Financed Sales Receivables
Beginning balance	$778	$11,533	$776	$10,945
Current period (reversal) provision, net	(79)	(336)	(81)	213
Foreign exchange	(10)	(170)	(6)	(131)
Ending balance	$689	$11,027	$689	$11,027

For the three and six months ended June 30, 2024, the Company’s allowance for current expected credit losses related to its net investment in leases decreased by less than $0.1 million, respectively, and financed sale receivables increased by less than $0.1 million, respectively.

For the three and six months ended June 30, 2023, the Company’s allowance for current expected credit losses related to its net investment in leases decreased by $0.1 million, respectively, and financed sale receivables decreased by $0.5 million and increased by $0.1 million, respectively.

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

The following table summarizes the activity in the Allowance for Credit Losses related to Variable Consideration Receivables for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
(In thousands of U.S. Dollars)	Theater Operators	Theater Operators	Theater Operators	Theater Operators
Beginning balance	$636	$526	$633	$610
Current period provision, net	41	183	44	97
Foreign exchange	—	(4)	—	(2)
Ending balance	$677	$705	$677	$705

For the three and six months ended June 30, 2024, the Company’s allowance for current expected credit losses related to Variable Consideration Receivables increased by less than $0.1 million, respectively (2023 — increased by $0.2 million and $0.1 million, respectively).

4. Lease Arrangements

IMAX Corporation as a Lessee

The Company’s operating lease arrangements principally involve office and warehouse space. Office equipment is generally purchased outright. Leases with an initial term of less than 12 months are not recorded on the Condensed Consolidated Balance Sheets and the related lease expense is recognized as incurred over the lease term. Most of the Company’s leases include one or more options to renew, with renewal terms that can extend the lease term from one to five years or more. The Company has determined that it is reasonably certain that the renewal options on its warehouse leases will be exercised based on previous history, its current understanding of future business needs, and its level of investment in leasehold improvements, among other factors. The incremental borrowing rate used in the calculation of the Company’s lease liabilities is based on the location of each leased property. None of the Company’s leases include options to purchase the leased property. The depreciable lives of right-of-use assets and related leasehold improvements are limited by the expected lease term. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The Company has a finance lease arrangement involving equipment used to facilitate the delivery of live events to certain IMAX locations. The lease arrangement includes an option for the Company to purchase the equipment at the end of the lease term that is reasonably certain to be exercised. The resulting right-of-use assets are being depreciated from the lease commencement dates over the useful life of the underlying equipment. The incremental borrowing rate used in the calculation of the lease liabilities is based on the rate of interest the Company would have to pay to borrow on a collateralized basis over a similar term.

For the three and six months ended June 30, 2024 and 2023, the components of lease expense recorded within Selling, General and Administrative Expenses are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands of U.S. Dollars)	2024	2023	2024	2023
Operating lease cost:
Amortization of operating lease assets	$588	$556	$1,109	$1,280
Interest on operating lease liabilities	150	192	325	396
Short-term and variable lease costs	90	149	197	300
Finance lease cost:
Amortization of finance lease assets	100	99	199	199
Interest on finance lease liabilities	7	14	14	28
Total lease cost	$935	$1,010	$1,844	$2,203

For the six months ended June 30, 2024 and 2023, supplemental cash and non-cash information related to leases is as follows:

	Six Months Ended
	June 30,
(In thousands of U.S. Dollars)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating leases	$742	$1,860
Finance leases	—	—
Supplemental disclosure of noncash leasing activities:
Right-of-use assets obtained in exchange for operating lease obligations	$260	$233
Right-of-use assets obtained in exchange for finance lease obligations	—	—

As of June 30, 2024 and December 31, 2023, supplemental balance sheet information related to leases is as follows:

		June 30,	December 31,
(In thousands of U.S. Dollars)		2024	2023
Assets:	Balance Sheet Location
Operating lease right-of-use assets	Property, plant and equipment	$9,713	$10,599
Finance lease right-of-use assets	Property, plant and equipment	1,221	1,420
Liabilities:	Balance Sheet Location
Operating lease liabilities	Accrued and other liabilities	$11,706	$12,702
Finance lease liabilities	Accrued and other liabilities	505	518

As of June 30, 2024 and December 31, 2023, the weighted-average remaining lease term and weighted-average interest rate associated with the Company’s leases are as follows:

	June 30,	December 31,
	2024	2023
Operating leases:
Weighted-average remaining lease term (years)	5.3	4.9
Weighted-average discount rate	5.83%	5.85%
Finance leases:
Weighted-average remaining lease term (years)	3.1	3.6
Weighted-average discount rate	6.00%	6.00%

As of June 30, 2024, the maturities of the Company’s operating and finance lease liabilities are as follows:

(In thousands of U.S. Dollars)	Operating Leases	Finance Leases
2024 (six months remaining)	$1,250	$515
2025	2,519	—
2026	2,462	—
2027	2,462	—
2028	2,465	—
Thereafter	2,388	—
Total lease payments	$13,546	$515
Less: interest expense	(1,840)	(10)
Present value of lease liabilities	$11,706	$505

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

The Company also provides IMAX Systems to customers through joint revenue sharing arrangements. Under the traditional form of these arrangements, in exchange for providing the IMAX System under a long-term lease, the Company earns rent based on a percentage of contingent box office receipts and, in some cases, concession revenues, rather than a fixed upfront fee or annual minimum payments. Under certain other joint revenue sharing arrangements, known as hybrid arrangements, the customer is responsible for making fixed upfront payments prior to the delivery and installation of the IMAX System. Under joint revenue sharing arrangements, the customer has the ability and the right to operate the hardware components or direct others to operate them in a manner determined by the customer. The Company’s joint revenue sharing arrangements are typically non-cancellable for ten years or longer with renewal provisions. Title to the IMAX System under a joint revenue sharing arrangement generally does not transfer to the customer. The Company’s joint revenue sharing arrangements do not contain a guarantee of residual value at the end of the lease term. The customer is required to pay for executory costs such as insurance and taxes and is required to pay the Company for maintenance and an extended warranty throughout the term. The customer is responsible for obtaining insurance coverage for the IMAX System commencing on the date specified in the arrangement’s shipping terms and ending on the date the IMAX System is returned to the Company.

The following lease payments are expected to be received by the Company for its sales-type leases and joint revenue sharing arrangements in each of the next five years and thereafter following the June 30, 2024 balance sheet date:

(In thousands of U.S. Dollars)	Sales-Type Leases	Joint Revenue Sharing arrangements
2024 (six months remaining)	$1,608	$47
2025	3,088	26
2026	3,007	—
2027	2,941	—
2028	2,794	—
Thereafter	15,670	—
Total	$29,108	$73

5. Inventories

As of June 30, 2024 and December 31, 2023, Inventories consist of the following:

	June 30,	December 31,
(In thousands of U.S. Dollars)	2024	2023
Raw materials	$32,888	$27,660
Work-in-process	1,941	2,570
Finished goods	2,969	1,354
Total	$37,798	$31,584

As of June 30, 2024, Inventories include finished goods of $1.7 million (December 31, 2023 — $0.6 million) for which title had passed to the customers, but the criteria for revenue recognition were not met as of the balance sheet date.

During the three and six months ended June 30, 2024, the Company recorded write-downs of $0.2 million, respectively (2023 — write-downs of $0.1 million, respectively) in Costs and Expenses Applicable to Revenues ― Technology Sales.

6. Borrowings

Revolving Credit Facility Borrowings, Net

As of June 30, 2024 and December 31, 2023, Revolving Credit Facility Borrowings, Net includes the following:

	June 30,	December 31,
(In thousands of U.S. Dollars)	2024	2023
Wells Fargo Credit Facility borrowings	$54,000	$24,000
Unamortized debt issuance costs	(868)	(1,076)
Revolving Credit Facility Borrowings, net	$53,132	$22,924

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

The Credit Facility requires that the Company maintain a maximum Senior Secured Net Leverage Ratio (as defined in the Credit Agreement) of no greater than 3.25:1.00, on the last day of each Fiscal Quarter. The Senior Secured Net Leverage Ratio is the ratio of Total Debt (as defined in the Credit Agreement), secured by liens, net of unrestricted cash and cash equivalents held outside of the People’s Republic of China (“the PRC”) up to a maximum of $75.0 million, relative to Adjusted EBITDA per Credit Facility for the four prior quarters. The Senior Secured Net Leverage Ratio is calculated using Adjusted EBITDA per Credit Facility determined on a trailing twelve-month basis. The Company was in compliance with this requirement as of June 30, 2024 as the Senior Secured Net Leverage Ratio was 0.06:1.00.

Loans under the Credit Facility bear interest, at the Company’s option, at (i) Term Secure Overnight Financing Rate (“SOFR”), Eurocurrency Rate or Canadian Dollar Offered Rate (“CDOR”) plus a margin ranging from 1.00% to 1.75% per annum; or (ii) the U.S. base rate or the Canadian prime rate plus a margin ranging from 0.25% to 1.00% per annum, in each case depending on the Company’s total leverage ratio. In no event will Term SOFR, Eurocurrency Rate be less than 0.00% per annum.

As of June 30, 2024, borrowings under the Credit Facility were $54.0 million (December 31, 2023 — $24.0 million) and bear interest at Term SOFR, plus a margin of 1.75% per annum based on the Company’s total leverage ratio. The effective interest rate for the three and six months ended June 30, 2024 was 7.10% and 7.03%, respectively.

The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit indebtedness, liens, asset sales, investments and restricted payments, in each case subject to negotiated exceptions and baskets. The Credit Agreement also contains customary representations, warranties and event of default provisions.

As of June 30, 2024, and December 31, 2023, the Company had no letters of credit or advance payment guarantees outstanding under the Credit Facility. As of June 30, 2024, the amount available for future borrowings under the Credit Facility was $246.0 million (December 31, 2023 — $276.0 million).

Foreign Exchange Facility

Within the Credit Facility, the Company is able to purchase foreign currency forward contracts and/or other swap arrangements. As of June 30, 2024, the net unrealized loss on the Company’s outstanding foreign currency forward contracts was $0.4 million, representing the amount by which the notional value of these forward contracts exceeded their fair value (December 31, 2023 — net unrealized gain of $0.8 million). As of June 30, 2024, the notional value of the Company’s outstanding foreign currency forward contracts was $39.4 million (December 31, 2023 — $40.6 million).

Bank of China Facility

In June 2022, IMAX (Shanghai) Multimedia Technology Co., Ltd. (“IMAX Shanghai”), one of the Company’s majority-owned subsidiaries in China, renewed its unsecured revolving facility with Bank of China for up to 200.0 million Chinese Renminbi (“RMB”) ($28.1 million), including RMB 10.0 million ($1.4 million) for letters of guarantee, to fund ongoing working capital requirements (the “Bank of China Facility”). The Bank of China Facility expired in September 2023 and has been renewed to February 21, 2025.

As of June 30, 2024, and December 31, 2023 there were no borrowings outstanding under the Bank of China Facility and outstanding letters of guarantee were RMB 0.2 million (less than $0.1 million).

As of June 30, 2024, the amount available for future borrowings under the Bank of China Facility was RMB 190.0 million ($26.7 million) and the amount available for letters of guarantee was RMB 9.8 million ($1.4 million). The amount available for future borrowings under the Bank of China Facility is not subject to a standby fee. The effective interest rate for the three and six months ended June 30, 2024 was 0%, respectively (2023 — 3.85%, respectively).

HSBC China Facility

In June 2022, IMAX Shanghai entered into an unsecured revolving facility for up to RMB 200.0 million ($28.1 million) with HSBC Bank (China) Company Limited, Shanghai Branch to fund ongoing working capital requirements (the “HSBC China Facility”). As of June 30, 2024 and December 31, 2023, no borrowings were outstanding under the HSBC China Facility. As of June 30, 2024, the amount available for future borrowings under the HSBC China Facility was RMB 200.0 million ($28.1 million). The effective interest rate for the three and six months ended June 30, 2024 was 0%. (2023 — 3.88%).

NBC Facility

In October 2019, the Company entered into a $5.0 million facility with National Bank of Canada (the “NBC Facility”) fully insured by Export Development Canada for use solely in conjunction with the issuance of performance guarantees and letters of credit. The NBC Facility has been renewed to August 21, 2024. The NBC Facility is renewable on the same terms and conditions on an annual basis. The Company did not have any letters of credit or advance payment guarantees outstanding as of June 30, 2024 and December 31, 2023 under the NBC Facility.

Convertible Notes and Other Borrowings, Net

As of June 30, 2024 and December 31, 2023, Convertible Notes and Other Borrowings, Net includes the following:

	June 30,	December 31,
(In thousands of U.S. Dollars)	2024	2023
Convertible Notes	$230,000	$230,000
Unamortized discounts and debt issuance costs	(2,615)	(3,367)
Convertible Notes, net	227,385	226,633

Federal Economic Development Loan	2,889	3,200
Unaccreted interest benefit	(536)	(702)
Federal Economic Development Loan, net	2,353	2,498

Convertible Notes and Other Borrowings, net	$229,738	$229,131

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

The Capped Call Transactions meet all of the applicable criteria for equity classification in accordance with ASC 815-10-15-74(a), “Derivatives and Hedging — Embedded Derivatives — Certain Contracts Involving an Entity’s Own Equity,” and, as a result, the related $19.1 million cost was recorded as a reduction to Other Equity within Shareholders’ Equity on the Company’s Condensed Consolidated Statements of Shareholders’ Equity and Consolidated Balance Sheets.

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

Federal Economic Development Loan

The Company’s wholly-owned subsidiary, SSIMWAVE, entered into a contribution agreement with the Federal Economic Development Agency for Southern Ontario (the “Federal Economic Development Loan”) on May 29, 2019, under which SSIMWAVE received $4.2 million Canadian Dollars ($3.2 million) by way of repayable contributions toward certain eligible projects costs. The contributions under the agreement covered 35% of the eligible and supported costs of SSIMWAVE between January 10, 2019 and December 31, 2022. The contributions were repayable over 60 months, with repayments beginning in January 2024 and an annual interest rate of 0%.

On January 1, 2024, SSIMWAVE was amalgamated into the Company. On January 4, 2024, the Federal Economic Development Loan was assigned to the Company with amendment to the repayment term. The contributions under the assigned agreement are repayable over 36 months beginning January 2024, with an annual interest rate of 0%.

The benefit of the interest-free loan has been determined by calculating the present value of the payments using a market-based interest rate and comparing this to the proceeds received. The benefit is recorded as the interest-free benefit of government funding within Interest Income on the Company’s Condensed Consolidated Statements of Operations. The obligation is being accreted to its maturity amount, resulting in an interest expense of $0.1 million and $0.2 million during the three and six months ended June 30, 2024, respectively, which is being recorded within Interest Expense on the Company’s Condensed Consolidated Statements of Operations.

As of June 30, 2024, the Federal Economic Development Loan has a carrying value of $2.4 million, net of unaccreted interest benefit and is recorded within Convertible Notes and Other Borrowings, Net on the Company’s Condensed Consolidated Balance Sheets.

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

(i) In January 2004, the Company and IMAX Theatre Services Ltd., a subsidiary of the Company, commenced an arbitration seeking damages before the International Court of Arbitration of the International Chamber of Commerce (the “ICC”) with respect to the breach by Electronic Media Limited (“EML”) of its December 2000 agreement with the Company. In June 2004, the Company commenced a related arbitration before the ICC against EML’s affiliate, E-City Entertainment (I) PVT Limited (“E-City”). On March 27, 2008, the arbitration panel issued a final award in favor of the Company in the amount of $11.3 million, as well as an additional $2,512 each day in interest from October 1, 2007 until the date the award is paid. In July 2008, E-City commenced a proceeding in Mumbai, India seeking to prevent recognition of the ICC award in India. On March 10, 2017, the Supreme Court of India dismissed E-City’s petition. On March 29, 2017, the Company filed an Execution Application in the Bombay High Court seeking to enforce the ICC award against E-City and several related parties, which award the Company calculates to be $26.7 million, inclusive of interest, as of June 30, 2024. That matter is currently pending. The Company has also taken steps to enforce the ICC final award outside of India. In December 2011, the Ontario Superior Court of Justice issued an order recognizing the final award and requiring E-City to pay the Company $30,000 to cover the costs of the application, and in May 2012, the New York Supreme Court recognized the Canadian judgment and entered it as a New York judgment. The Company intends to continue pursuing its rights and seeking to enforce the award, although no assurances can be given with respect to the ultimate outcome.

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

Product Warranties

The Company’s accrual for product warranties, which is recorded within Accrued and Other Liabilities in the Condensed Consolidated Balance Sheets, was less than $0.1 million and less than $0.1 million as of June 30, 2024 and December 31, 2023, respectively.

Director and Officer Indemnifications

The Company’s by-laws contain an indemnification of its directors/officers, former directors/officers, and persons who have acted at its request to be a director/officer of an entity in which the Company is a shareholder or creditor, to indemnify them, to the extent permitted by the Canada Business Corporations Act, against expenses (including legal fees), judgments, fines and any amounts actually and reasonably incurred by them in connection with any action, suit or proceeding in which the directors and/or officers are sued as a result of their service, if they acted honestly and in good faith with a view to the best interests of the Company. In addition, the Company has entered into indemnification agreements with each of its directors in order to effectuate the foregoing. The nature of the indemnification prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to counterparties. The Company has purchased directors’ and officers’ liability insurance. No amount has been accrued in the Company’s Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023, with respect to this indemnity.

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

8. Condensed Consolidated Statements of Operations – Supplemental Information

Selling Expenses

The following table summarizes the Company’s selling expenses, including sales commissions and marketing and other, which are recognized within Costs and Expenses Applicable to Revenues in the Condensed Consolidated Statements of Operations, for three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024		2023
(In thousands of U.S. Dollars)	Sales Commissions	Marketing and Other	Sales Commissions	Marketing and Other
Technology sales(1)	$348	$180	$360	$167
Image enhancement and maintenance services(2)	—	4,101	—	3,572
Technology rentals(3)	141	560	36	450
Total	$489	$4,841	$396	$4,189
(1)Sales commissions paid prior to the recognition of the related revenue are deferred and recognized upon the client acceptance of the IMAX System. Direct advertising and marketing costs for each IMAX System are expensed as incurred.
(2)Film exploitation costs, including advertising and marketing costs, are expensed as incurred.
(3)Sales commissions related to joint revenue sharing arrangements accounted for operating leases are recognized in the month they are earned by the salesperson, which is typically the month in which the IMAX System is installed, and are subject to subsequent performance-based adjustments. Direct advertising and marketing costs for each IMAX System are expensed as incurred.

	Six Months Ended June 30,
	2024		2023
(In thousands of U.S. Dollars)	Sales Commissions	Marketing and Other	Sales Commissions	Marketing and Other
Technology sales(1)	$426	$346	$560	$183
Image enhancement and maintenance services(2)	—	6,676	—	10,344
Technology rentals(3)	250	1,000	109	710
Total	$676	$8,022	$669	$11,237
(1)Sales commissions paid prior to the recognition of the related revenue are deferred and recognized upon the client acceptance of the IMAX System. Direct advertising and marketing costs for each IMAX System are expensed as incurred.
(2)Film exploitation costs, including advertising and marketing costs, are expensed as incurred.
(3)Sales commissions related to joint revenue sharing arrangements accounted for operating leases are recognized in the month they are earned by the salesperson, which is typically the month in which the IMAX System is installed, and are subject to subsequent performance-based adjustments. Direct advertising and marketing costs for each IMAX System are expensed as incurred.

Foreign Exchange

Included in Selling, General and Administrative Expenses for the three and six months ended June 30, 2024 are foreign currency net losses of $0.2 million and $0.5 million, respectively (2023 — net losses of $0.5 million and $0.6 million, respectively) resulting from changes in exchange rates related to foreign currency denominated monetary assets and liabilities. See Note 15 for additional information.

Collaborative Arrangements

Joint Revenue Sharing Arrangements

The accounting policy for the Company’s joint revenue sharing arrangements is disclosed in Note 2(o) of the Company’s audited Consolidated Financial Statements in its 2023 Form 10-K.

Revenue attributable to transactions arising between the Company and its customers under joint revenue sharing arrangements are recorded within Revenues — Technology Sales (for hybrid joint revenue sharing arrangements) and Revenues — Technology Rentals (for traditional joint revenue sharing arrangements). For the three and six months ended June 30, 2024, such revenues totaled $13.3 million and $32.5 million, respectively (2023 — $20.6 million and $40.7 million, respectively).

IMAX Film Remastering and Distribution

In an IMAX Film Remastering and distribution arrangement, the Company receives a percentage of the box office receipts from a third party who owns the copyright to a film in exchange for converting the film into IMAX format and distributing it through the IMAX network. The fee earned by the Company in a typical IMAX Film Remastering and distribution arrangement averages approximately 12.5% of box office receipts (i.e. gross box office receipts less applicable sales taxes), except for within mainland China, where the Company receives a lower percentage of net box office receipts for certain Hollywood films. The accounting policy for the Company’s Film Remastering and distribution arrangements is disclosed in Note 2(o) of the Company’s audited Consolidated Financial Statements in its 2023 Form 10-K.

Revenue attributable to transactions arising between the Company and its customers under IMAX Film Remastering and distribution arrangements are included in Revenues – Image Enhancement and Maintenance Services. For the three and six months ended June 30, 2024, such revenues totaled $21.3 million and $51.0 million, respectively (2023 — $29.2 million and $59.3 million, respectively). See Note 12 for a disaggregated presentation of the Company’s revenues.

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

As of June 30, 2024, the Company is party to one co-produced film arrangement, which represents the VIE total assets balance of $1.4 million and liabilities balance of $0.2 million, and five other co-produced film arrangements, the terms of which are similar. The accounting policies relating to co-produced film arrangements are disclosed in Notes 2(a) and 3(o) of the Company’s 2023 Form 10-K.

For the three and six months ended June 30, 2024, an expense of $2.9 million and $3.0 million, respectively (2023 — $0.2 million and $0.3 million, respectively) attributable to transactions between the Company and other parties involved in the production of the films have been included in Costs and Expenses Applicable to Revenues ― Image Enhancement and Maintenance Services.

9. Condensed Consolidated Statements of Cash Flows – Supplemental Information

Changes in other operating assets and liabilities

	Six Months Ended
	June 30,
(In thousands of U.S. Dollars)	2024	2023
Decrease (increase) in:
Financing receivables	$3,554	$3,937
Prepaid expenses	(663)	(1,074)
Variable consideration receivables	(5,633)	(13,413)
Other assets	1,412	(203)
Decrease in:
Accounts payable	(6,233)	(1,139)
Accrued and other liabilities	(11,523)	(7,251)
Total	$(19,086)	$(19,143)

Depreciation and amortization

	Six Months Ended
	June 30,
(In thousands of U.S. Dollars)	2024	2023
Film assets	$13,867	$7,530
Property, plant and equipment:
Equipment supporting joint revenue sharing arrangements	11,495	11,503
Other property, plant and equipment(1)	4,296	4,451
Other intangible assets(2)	3,289	2,896
Other assets(3)	1,055	818
Total	$34,002	$27,198
(1)Includes the amortization of laser projection systems, camera, and lens upgrades recorded in Research and Development on the Condensed Consolidated Statements of Operations of $0.2 million in the six months ended June 30, 2024 (2023 — $0.3 million).
(2)Includes the amortization of licenses and intellectual property recorded in Research and Development on the Condensed Consolidated Statements of Operations of $0.7 million in the six months ended June 30, 2024 (2023 — $0.6 million).
(3)Includes the amortization of lessee incentives provided by the Company to its customers under joint revenue sharing arrangements.

Write-downs

	Six Months Ended
	June 30,
(In thousands of U.S. Dollars)	2024	2023
Inventories	166	74
Property, plant and equipment:
Equipment supporting joint revenue sharing arrangements(1)	2,137	398
Other property, plant and equipment	52	2
Other intangible assets	35	—
Film assets	9	—
Total	$2,399	$474
(1)For the six months ended June 30, 2024, the Company recorded charges of $2.1 million (2023 ― $0.4 million) in Costs and Expenses Applicable to Revenues ― Technology Rentals mostly related to the write-down of joint revenue sharing arrangement systems related to customer amendments, as well as the closure of one IMAX System.

Significant non-cash investing activities

	Six Months Ended
	June 30,
(In thousands of U.S. Dollars)	2024	2023
Net (decrease) increase in accruals related to:
Investment in equipment supporting joint revenue sharing arrangements	$(209)	$(444)
Acquisition of other intangible assets	2	21
Purchases of property, plant and equipment(1)	(15)	536
Net amount	$(222)	$113
(1)Refer to Note 4 for supplemental disclosure of non-cash leasing activities.

10. Income Taxes

Income Tax Benefit (Expense)

For the three months ended June 30, 2024, the Company recorded an income tax benefit of $4.0 million (2023 — tax expense of $3.5 million). The Company’s effective tax rate of (371.5%) for the three months ended June 30, 2024 differs from the Canadian statutory rate of 26.5% primarily due to tax rate differences in foreign jurisdictions and a tax benefit related to an internal asset sale during the quarter which was offset by an increase in the valuation allowance and withholding taxes. The Company’s effective tax rate of 26.5% for the three months ended June 30, 2023 is similar to the Canadian statutory rate of 26.5% which includes tax rate differences in foreign jurisdictions that were offset by withholding taxes.

For the six months ended June 30, 2024, the Company recorded an income tax expense of $1.2 million (2023 — tax expense of $8.3 million). The Company’s effective tax rate of 10.0% for the six months ended June 30, 2024 differs from the Canadian statutory rate of 26.5% primarily due to tax rate differences in foreign jurisdictions and a tax benefit related to an internal asset sale during the quarter which is offset by an increase in the valuation allowance, withholding taxes and a shortfall in tax benefits related to share-based compensation. The Company’s effective tax rate of 36.2% for the six months ended June 30, 2023 differs from the Canadian statutory rate of 26.5% primarily due to tax rate differences in foreign jurisdictions which was offset by an increase in the valuation allowance and withholding taxes.

During the quarter, the Company completed an internal asset sale to more closely align its intellectual property ownership with its operations. In order to effect this internal asset sale, transactions between entities within the group resulted in capital gains for tax purposes. The tax expense related to the capital gain was partially offset by the reversal of the valuation allowance. Net deferred tax assets were also recorded on the transaction, resulting in a net tax benefit of $7.7 million.

As of June 30, 2024, the Company’s Condensed Consolidated Balance Sheets includes net deferred income tax assets of $16.1 million (December 31, 2023 — $8.0 million). Realization of net deferred tax assets is dependent upon generation of sufficient taxable income in future years to obtain benefit from the reversal of temporary differences, net operating loss carryforwards and tax credit carryforwards. The amount of net deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

As of June 30, 2024, the Company’s Condensed Consolidated Balance Sheets also include deferred tax liabilities of $12.5 million (December 31, 2023 — $12.5 million) primarily related to foreign withholding taxes associated with the remaining balance of non-repatriated historical earnings that will not be indefinitely reinvested outside of Canada.

Share Buyback Tax

Legislation to introduce a 2% tax on the value of certain share buybacks net of share issuances by publicly traded Canadian-resident corporations was enacted during the quarter. The tax applies to net share repurchases on or after January 1, 2024, with certain exceptions. The tax is imposed on the repurchasing corporation itself and will be included in the cost basis of the repurchased treasury stock. The Company has recorded a tax liability in the amount of $0.1 million at June 30, 2024.

11. Capital Stock and Reserves
Share-Based Compensation

For the three and six months ended June 30, 2024, share-based compensation expense totaled $6.9 million and $11.5 million, respectively (2023 — $6.8 million and $11.9 million, respectively) and is reflected in the following accounts in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands of U.S. Dollars, except rates)	2024	2023	2024	2023
Costs and expenses applicable to revenues	$247	$249	$475	$512
Selling, general and administrative expenses	6,506	6,469	10,843	11,665
Research and development	110	105	221	204
Executive transition costs	—	—	—	(499)
Total	$6,863	$6,823	$11,539	$11,882

The following table summarizes the Company’s share-based compensation expense by each award type:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands of U.S. Dollars, except rates)	2024	2023	2024	2023
Stock Options	$—	$—	$—	$84
Restricted Share Units	4,133	3,829	6,875	7,194
Performance Stock Units	1,966	2,001	3,818	2,925
IMAX China Stock Options	—	1	—	11
IMAX China Long Term Incentive Plan Restricted Share Units	695	848	722	1,389
IMAX China Long Term Incentive Plan Performance Stock Units	69	144	124	279
	$6,863	$6,823	$11,539	$11,882

For the three and six months ended June 30, 2024, the Company’s share-based compensation expense includes $1.7 million related to restricted share units granted to non-employees (2023 — $1.7 million).

Stock Option Summary

The following table summarizes the activity under the Company’s Stock Option Plan (“SOP”) and the IMAX Corporation Second Amended and Restated Long-Term Incentive Plan (as may be amended, “IMAX LTIP”) for the six months ended June 30, 2024 and 2023:

	Number of Shares		Weighted Average Exercise Price Per Share
	2024	2023	2024	2023
Stock options outstanding, beginning of period	3,329,422	3,604,739	$26.23	$26.36
Expired	(607,114)	(268,939)	28.15	27.92
Cancelled	(1,768)	—	24.38	—
Stock options outstanding, end of period	2,720,540	3,335,800	25.80	26.24
Stock options exercisable, end of period	2,720,540	3,335,800	25.80	26.24

Stock options are no longer granted under the Company’s previously approved SOP.

IMAX LTIP Restricted Share Units (“RSU”) Summary

The following table summarizes the activity in respect of RSUs issued under the IMAX LTIP for the six months ended June 30, 2024 and 2023:

	Number of Shares		Weighted Average Grant Date Fair Value Per Share
	2024	2023	2024	2023
RSUs outstanding, beginning of period	1,286,830	1,252,044	$18.53	$19.16
Granted	946,507	882,997	16.43	17.79
Vested and settled	(682,549)	(741,054)	18.70	18.68
Forfeited	(37,844)	(86,208)	18.34	19.28
RSUs outstanding, end of period	1,512,944	1,307,779	17.14	18.51

IMAX LTIP Performance Stock Units (“PSU”) Summary

The Company grants two types of PSU awards, one which vests based on a combination of employee service and the achievement of certain Adjusted EBITDA targets and one which vests based on a combination of employee service and the achievement of total shareholder return (“TSR”) targets. The achievement of the Adjusted EBITDA and TSR targets in these PSUs is determined over a three-year performance period. At the conclusion of the three-year performance period, the number of PSUs that ultimately vest can range from 0% to a maximum vesting opportunity of 175% of the initial Adjusted EBITDA PSU award or 175% of the initial TSR PSU award for awards issued in 2022 and 150% of the initial TSR PSU award for awards issued in 2023 and thereafter, depending upon actual performance versus the established Adjusted EBITDA and TSR targets, respectively.

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

The amount and timing of compensation expense recognized for PSUs with Adjusted EBITDA targets is dependent upon management’s assessment of the likelihood of achieving these targets. If, as a result of management’s assessment, it is projected that a greater number of PSUs will vest than previously anticipated, a life-to-date adjustment to increase compensation expense is recorded in the period that such determination is made. Conversely, if, as a result of management’s assessment, it is projected that a lower number of PSUs will vest than previously anticipated, a life-to-date adjustment to decrease compensation expense is recorded in the period that such determination is made. The expense recognized in the six months ended June 30, 2024 and 2023 includes adjustments reflecting management’s estimate of the number of Adjusted EBITDA PSUs expected to vest.

The following table summarizes the activity in respect of PSUs issued under the IMAX LTIP for the six months ended June 30, 2024 and 2023:

	Number of Awards		Weighted Average Grant Date Fair Value Per Share
	2024	2023	2024	2023
PSUs outstanding, beginning of period	922,621	931,716	$19.16	$18.96
Granted(1)	580,336	581,081	17.97	17.68
Vested and settled(1)	(316,226)	(368,602)	19.71	16.92
Forfeited(2)	(85,764)	(213,366)	21.00	18.13
PSUs outstanding, end of period	1,100,967	930,829	18.32	19.16
(1)For the six months ended June 30, 2024, the balance of shares granted includes 135,511 additional shares, at a weighted average grant date fair value per share of $19.71, as PSUs granted in 2021 with Adjusted EBITDA targets vested at 175% on account of full achievement of the targets.
(2)Forfeited PSUs include the TSR target awards issued in 2021 which did not vest as the market condition was not satisfied. Since the grant date, the Company recorded an expense of $1.5 million associated with these 68,850 shares which, despite the awards not vesting, will not be reversed into income.

As of June 30, 2024, the maximum number of common shares that may be issued with respect to PSUs outstanding is 1,876,792, assuming full achievement of the Adjusted EBITDA and TSR targets.

Issuer Purchases of Equity Securities

On June 12, 2017, the Company announced that its Board of Directors approved a $200.0 million share repurchase program for its common shares that would have expired on June 30, 2020, which was subsequently extended for a 12-month period in 2020, 2021, and 2023 and increased the total share repurchase authority to $400.0 million. In 2023, the Company’s Board of Directors approved a 36-month extension to its share repurchase program through June 30, 2026. As of June 30, 2024, the Company has $150.7 million available under the program. The repurchases may be made either in the open market or through private transactions, including repurchases made pursuant to a plan intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, subject to market conditions, applicable legal requirements, and other relevant factors. The Company has no obligation to repurchase shares and the share repurchase program may be suspended or discontinued by the Company at any time.

During the three and six months ended June 30, 2024, the Company repurchased 7,646 and 1,166,370 common shares, respectively, at an average price of $14.98 and $13.99 per share, respectively, for a total of $0.1 million and $16.3 million, respectively, excluding commissions. During the three and six months ended June 30, 2023, the Company repurchased 21,024 and 130,501 common shares, respectively, at an average price of $16.89 and $15.20 per share, for a total of $0.4 million and $2.0 million, respectively, excluding commissions. The repurchases for the six months ended June 30, 2024 excludes repurchases of 108,393 shares for a total of $1.6 million with trade dates in December 2023 (June 30, 2023 — 140,000 shares for a total of $2.0 million with trade dates in December 2022). During the six months ended June 30, 2024 and 2023, there were no shares purchases in the administration of employee share-based plans.

As of June 30, 2024 and December 31, 2023, the IMAX LTIP trustee did not hold any shares. Any shares held with the trustee are recorded at cost and are reported as a reduction against Capital Stock on the Company’s Condensed Consolidated Balance Sheets.

In 2023, IMAX China’s shareholders granted its Board of Directors a general mandate authorizing the Board, subject to applicable laws, to repurchase shares of IMAX China not to exceed 10% of the total number of issued shares as of June 7, 2023 (33,959,314 shares). This program expired on the date of the 2024 Annual General Meeting of IMAX China on June 7, 2024. During the 2024 Annual General Meeting, shareholders approved the repurchase of shares of IMAX China not to exceed 10% of the total number of shares as of June 7, 2024 (34,000,845 shares). This program will be valid until the 2025 Annual General Meeting of IMAX China. The repurchases may be made in the open market or through other means permitted by applicable laws. IMAX China has no obligation to repurchase its shares and the share repurchase program may be suspended or discontinued by IMAX China at any time.

During the three and six months ended June 30, 2024, IMAX China repurchased 119,900 common shares, at an average price of HKD 7.43 per share ($0.95 per share) for a total of HKD 0.9 million ($0.1 million). IMAX China did not have any repurchases during the three and six months ended June 30, 2023. The change in the non-controlling interest attributable to IMAX China as a result of common shares repurchased is recorded as a reduction to Non-Controlling Interests in the Condensed Consolidated Balance Sheets and the Condensed Consolidated Statements of Shareholders’ Equity. The difference between the consideration paid and the ownership interest obtained as a result of IMAX China share repurchases is recorded within Other Equity in the Condensed Consolidated Balance Sheets and the Condensed Consolidated Statements of Shareholders’ Equity.

Basic and Diluted Weighted Average Shares Outstanding

The following table reconciles the denominator of the basic and diluted weighted average share computations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2024	2023	2024	2023
Issued and outstanding, beginning of period	52,625	54,590	53,260	54,149
Weighted average number of shares issued (repurchased), net	8	1	(692)	179
Weighted average number of shares outstanding - basic	52,633	54,591	52,568	54,328

Weighted average effect of potential common shares, if dilutive	795	729	818	817
Weighted average number of shares outstanding - diluted	53,428	55,320	53,386	55,145

For the three and six months ended June 30, 2024, the calculation of diluted weighted average shares outstanding excludes 3,118,725 and 3,716,606 shares, respectively (2023 — 2,868,749 and 3,379,371 shares, respectively) that are issuable upon the vesting or exercise of share-based compensation including: (i) 355,337 and 664,720 RSUs, respectively (2023 — 23,122 and 10,765 RSUs, respectively), (ii) 42,848 and 331,346 PSUs, respectively (2023 — 32,806 PSUs, respectively) and (iii) 2,720,540 stock options, respectively (2023 — 2,812,821 and 3,335,800 stock options, respectively), as the effect would be anti-dilutive.

The calculation of diluted weighted average shares outstanding for the three and six months ended June 30, 2024 and 2023 also excludes any shares potentially issuable upon the conversion of the Convertible Notes as the average market price of the Company’s common shares during the period of time they were outstanding was less than the conversion price of the Convertible Notes.

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

The statutory surplus reserve of RMB 36.4 million ($5.6 million) has reached 50% of the Company’s PRC subsidiaries’ registered capital, as such no further contributions to the reserve are required.

12. Revenue from Contracts with Customers

Disaggregated Information About Revenue

The following tables summarize the Company’s Revenues by reportable segment and revenue stream type for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30, 2024
(In thousands of U.S. Dollars)	Technology Sales	Image Enhancement and Maintenance Services	Technology Rentals	Finance Income	Total
Content Solutions Segment:
Film Remastering and Distribution	$—	$21,304	$—	$—	$21,304
Other Content Solutions	—	13,644	128	—	13,772
	—	34,948	128	—	35,076
Technology Products and Services Segment:
System Sales	19,443	—	—	—	19,443
System Rentals	—	—	13,915	—	13,915
Maintenance	—	15,231	—	—	15,231
Finance Income	—	—	—	2,309	2,309
	19,443	15,231	13,915	2,309	50,898
Sub-total for reportable segments	19,443	50,179	14,043	2,309	85,974
All Other	977	2,010	—	—	2,987
Total	$20,420	$52,189	$14,043	$2,309	$88,961

	Six Months Ended June 30, 2024
(In thousands of U.S. Dollars)	Technology Sales	Image Enhancement and Maintenance Services	Technology Rentals	Finance Income	Total
Content Solutions Segment
Film Remastering and Distribution	$—	$51,025	$—	$—	$51,025
Other Content Solutions	—	17,936	128	—	18,064
	—	68,961	128	—	69,089
Technology Products and Services Segment
System Sales	26,561	—	—	—	26,561
System Rentals	—	—	32,516	—	32,516
Maintenance	—	30,392	—	—	30,392
Finance Income	—	—	—	4,579	4,579
	26,561	30,392	32,516	4,579	94,048
Sub-total for reportable segments	26,561	99,353	32,644	4,579	163,137
All Other	1,763	3,184	—	—	4,947
Total	$28,324	$102,537	$32,644	$4,579	$168,084

	Three Months Ended June 30, 2023
(In thousands of U.S. Dollars)	Technology Sales	Image Enhancement and Maintenance Services	Technology Rentals	Finance Income	Total
Content Solutions Segment
Film Remastering and Distribution	$—	$29,219	$—	$—	$29,219
Other Content Solutions	—	2,071	—	—	2,071
	—	31,290	—	—	31,290
Technology Products and Services Segment
System Sales	27,734	—	—	—	27,734
System Rentals	—	—	19,546	—	19,546
Maintenance	—	14,490	—	—	14,490
Finance Income	—	—	—	2,206	2,206
	27,734	14,490	19,546	2,206	63,976
Sub-total for reportable segments	27,734	45,780	19,546	2,206	95,266
All Other	1,626	1,087	—	—	2,713
Total	$29,360	$46,867	$19,546	$2,206	$97,979

	Six Months Ended June 30, 2023
(In thousands of U.S. Dollars)	Technology Sales	Image Enhancement and Maintenance Services	Technology Rentals	Finance Income	Total
Content Solutions Segment
Film Remastering and Distribution	$—	$59,292	$—	$—	$59,292
Other Content Solutions	—	4,099	—	—	4,099
	—	63,391	—	—	63,391
Technology Products and Services Segment
System Sales	43,853	—	—		43,853
System Rentals	—	—	39,604	—	39,604
Maintenance	—	28,041	—	—	28,041
Finance Income	—	—	—	4,145	4,145
	43,853	28,041	39,604	4,145	115,643
Sub-total for reportable segments	43,853	91,432	39,604	4,145	179,034
All Other	3,329	2,562	—	—	5,891
Total	$47,182	$93,994	$39,604	$4,145	$184,925

For the three and six months ended June 30, 2024, revenues earned from Technology Sales include variable consideration of $7.7 million and $9.4 million, respectively (2023 — $11.8 million and $17.3 million, respectively). Variable consideration revenues represent an estimate of the contingent fees that may become due if certain annual minimum box office receipt thresholds are exceeded and are recorded as revenue in the period when the sale is recognized and may be adjusted in future periods based on actual results and changes in estimates over the term of the system agreement.

For the three and six months ended June 30, 2024, revenues earned from leasing arrangements total $13.3 million and $32.5 million, respectively (2023 — $20.4 million and $42.8 million, respectively), including $13.9 million and $32.5 million, respectively, in Revenues ― Technology Rentals (2023 — $19.5 million and $39.6 million, respectively), and a reversal of $0.7 million in the three months ended June 30, 2024 due to an amending agreement, and $nil for the six months ended June 30, 2024 respectively, in Revenues ― Technology Sales (2023 — $0.9 million and $3.2 million, respectively).

Deferred Revenue

IMAX System sale and lease arrangements include a requirement for the Company to provide maintenance services over the life of the arrangement, some of which are subject to a consumer price index adjustment each year. In circumstances where customers prepay the entire term’s maintenance fee based on the original arrangement, additional payments are due to the Company for the years after its extended warranty and maintenance obligations expire. Payments, upon renewal each year, are either prepaid or made in arrears and can vary in frequency from monthly to annually. As of June 30, 2024, $20.4 million of consideration has been deferred in relation to outstanding maintenance services to be provided on existing maintenance contracts (December 31, 2023 — $22.8 million). Maintenance revenue is recognized evenly over the contract term which coincides with the period over which maintenance services are provided. In the event of customer default, any payments made by the customer may be retained by the Company.

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

During the three and six months ended June 30, 2024, $12.1 million and $24.2 million of revenue, respectively, was recognized from the $67.1 million balance of deferred revenue as of December 31, 2023. During the three and six months ended June 30, 2023, $23.7 million and $41.0 million of revenue, respectively, was recognized from the $70.9 million balance of deferred revenue as of December 31, 2022.

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

The Company has the following reportable segments:

(i)Content Solutions, which principally includes the digital remastering of films and other content into IMAX formats for distribution to the IMAX network. To a lesser extent, the Content Solutions segment also earns revenue from the distribution of large-format documentary films and exclusive experiences ranging from live performances to interactive events with leading artists and creators, as well as film post-production services.

(ii)Technology Products and Services, which includes results from the sale or lease of IMAX Systems, as well as from the maintenance of IMAX Systems. To a lesser extent, the Technology Product and Services segment also earns revenue from certain ancillary theater business activities, including after-market sales of IMAX System parts and 3D glasses.

Transactions between segments are valued at exchange value. Inter-segment profits are eliminated upon consolidation, as well as for the disclosures below.

The following table presents the Company’s revenue and gross margin by reportable segment for the three months ended June 30, 2024 and 2023:

	Revenue(1)		Gross Margin
(In thousands of U.S. Dollars)	2024	2023	2024	2023
Content Solutions	$35,076	$31,290	$16,138	$19,996
Technology Products and Services	50,898	63,976	25,783	36,411
Sub-total for reportable segments	85,974	95,266	41,921	56,407
All Other(2)	2,987	2,713	2,006	1,480
Total	$88,961	$97,979	$43,927	$57,887
(1)The Company’s largest customer represents 14% of total Revenues for the three months ended June 30, 2024 (2023 — 11%). No single customer comprises more than 10% of the Company’s total Accounts Receivable as of June 30, 2024 and December 31, 2023.
(2)All Other includes the results from the Company's streaming and consumer technology business, as well as other ancillary activities.

The following table presents the Company’s revenue and gross margin by reportable segment for the six months ended June 30, 2024 and 2023:

	Revenue(1)		Gross Margin
(In thousands of U.S. Dollars)	2024	2023	2024	2023
Content Solutions	$69,089	$63,391	$38,237	$37,991
Technology Products and Services	94,048	115,643	49,367	66,302
Sub-total for reportable segments	163,137	179,034	87,604	104,293
All Other(2)	4,947	5,891	3,212	3,645
Total	$168,084	$184,925	$90,816	$107,938
(1)The Company’s largest customer represents 13% of total Revenues for the six months ended June 30, 2024 (2023 — 8%). No single customer comprises more than 10% of the Company’s total Accounts Receivable as of June 30, 2024 and December 31,2023.
(2)All Other includes the results from the Company's streaming and consumer technology business, as well as other ancillary activities.

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

The following table summarizes the Company’s revenues by geographic area for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands of U.S. Dollars)	2024	2023	2024	2023
United States	$38,296	$32,799	$64,900	$59,552
Greater China	22,750	19,112	44,203	45,678
Western Europe	10,508	15,955	24,699	26,607
Asia (excluding Greater China)	9,587	19,810	18,713	29,978
Canada	3,159	2,833	5,567	4,436
Latin America	2,258	4,102	3,718	11,298
Rest of the World	2,403	3,368	6,284	7,376
Total	$88,961	$97,979	$168,084	$184,925

The United States, Greater China (which includes the mainland of the People’s Republic of China, Hong Kong, Macau, and Taiwan), Western Europe and Asia (excluding Greater China) each comprise greater than 10% of the Company’s total revenues for the three and six months ended June 30, 2024 and 2023. respectively.

14. Employee’s Pension and Postretirement Benefits

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

As of June 30, 2024, the Company’s projected benefit obligation under the SERP is $18.6 million (December 31, 2023 — $18.2 million). For the three and six months ended June 30, 2024, the Company recorded interest costs of $0.2 million and $0.4 million, respectively, (2023 — $0.2 million and $0.4 million, respectively) related to the SERP. The Company expects to recognize additional interest costs of $0.4 million related to the SERP during the remainder of 2024. No contributions are expected to be made to the SERP in 2024.

Defined Contribution Pension Plan

The Company also maintains defined contribution plans for its employees, including its executive officers. The Company makes contributions to these plans on behalf of employees in an amount up to 5% of their base salary subject to certain prescribed maximums. During the three and six months ended June 30, 2024, the Company contributed and recorded expense of $0.5 million and $0.9 million, respectively, (2023 — $0.3 million and $0.6 million, respectively) to its Canadian defined contribution plan and $0.2 million and $0.5 million, respectively, (2023 — $0.2 million and $0.5 million, respectively) to its defined contribution employee plan under Section 401(k) of the U.S. Internal Revenue Code.

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

As of June 30, 2024, the Company’s postretirement benefits obligation under this plan is $0.5 million (December 31, 2023 — $0.5 million). For the three and six months ended June 30, 2024, the Company has recorded an expense of less than $0.1 million, respectively (2023 — less than $0.1 million, respectively) related to this plan.

Postretirement Benefits – Canadian Employees

The Company has an unfunded postretirement plan for its Canadian employees meeting specific eligibility requirements. The Company will provide eligible participants, upon retirement, with health and welfare benefits. As of June 30, 2024, the Company’s postretirement benefits obligation under this plan is $0.8 million (December 31, 2023 — $1.0 million). For the three and six months ended June 30, 2024, the Company has recorded expense of less than $0.1 million and less than $0.1 million, respectively, (2023 — less than $0.1 million and $0.1 million, respectively) related to this plan.

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

As of June 30, 2024, the benefit obligation related to the Retirement Plan was $4.2 million (December 31, 2023 — $4.1 million) and is recorded on the Company’s Condensed Consolidated Balance Sheets within Accrued and Other Liabilities. As the Retirement Plan is fully vested, the benefit obligation is measured at the present value of the benefits expected to be paid in the future with the accretion of interest recognized in the Condensed Consolidated Statements of Operations within Retirement Benefits Non-Service Expense.

The Retirement Plan is funded by an investment in company-owned life insurance (“COLI”), which is recorded at its fair value on the Company’s Condensed Consolidated Balance Sheets within Prepaid Expenses. As of June 30, 2024, fair value of the COLI asset was $3.6 million (December 31, 2023 — $3.5 million). Gains and losses resulting from changes in the cash surrender value of the COLI asset are recognized in the Condensed Consolidated Statements of Operations within Realized and Unrealized Investment Gains.

15. Financial Instruments

Financial Instruments

The Company’s cash is invested with various major financial institutions. The Company’s $91.6 million balance of cash and cash equivalents as of June 30, 2024 (December 31, 2023 — $76.2 million) includes $83.0 million in cash held outside of Canada (December 31, 2023 — $68.5 million), of which $44.0 million was held in the PRC (December 31, 2023 — $30.0 million).

Fair Value Measurements

The carrying values of the Company’s Cash and Cash Equivalents, Accounts Receivable, Accounts Payable and Accrued Liabilities due within one year approximate their fair values due to the short-term maturity of these instruments. Including these instruments, the Company’s financial instruments consist of the following:

	As of June 30, 2024		As of December 31, 2023
(In thousands of U.S. Dollars)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Level 1
Cash and cash equivalents(1)	$91,552	$91,552	$76,200	$76,200
Level 2
Net financed sales receivables(2)	$95,593	$94,409	$97,615	$96,500
Net investment in sales-type leases(2)	27,903	26,543	29,539	28,751
Equity securities(1)	1,000	1,000	1,000	1,000
COLI(4)	3,584	3,584	3,522	3,522
Foreign exchange contracts — designated forwards(3)	(385)	(385)	819	819
Wells Fargo Credit Facility borrowings(1)	(54,000)	(54,000)	(24,000)	(24,000)
Federal Economic Development Loan(3)	(2,353)	(2,353)	(2,498)	(2,498)
Convertible Notes(5)	(230,000)	(214,475)	(230,000)	(205,850)
(1)Recorded at cost, which approximates fair value.
(2)Fair value is estimated based on discounting future cash flows at currently available interest rates with comparable terms.
(3)Fair value is determined using quoted prices in active markets.
(4)Measured at cash surrender value, which approximates fair value.
(5)Fair value is determined using quoted market prices that are observable in the market or that could be derived from observable market data.

Foreign Exchange Risk Management

The Company is exposed to market risk from changes in foreign currency rates.

A majority of the Company’s revenues is denominated in U.S. Dollars while a significant portion of its costs and expenses is denominated in Canadian Dollars. A portion of the Company’s net U.S. Dollar cash is converted to Canadian Dollars to fund Canadian Dollar expenses through the spot market. In China and Japan, the Company has ongoing operating expenses related to its operations in RMB, HKD and Japanese Yen, respectively. Net cash flows are converted to and from U.S. Dollars through the spot market. The Company also has cash receipts under leases denominated in RMB, Japanese Yen, Canadian Dollars and Euros which are converted to U.S. Dollars through the spot market. In addition, because IMAX films generate box office receipts in 89 different countries, unfavorable exchange rates between applicable local currencies and the U.S. Dollar could have an impact on box-office receipts and the Company’s revenues and results of operations. The Company’s policy is to not use any financial instruments for trading or other speculative purposes.

The Company has entered into a series of foreign currency forward contracts to manage the risks associated with the volatility of foreign currencies. Certain of these foreign currency forward contracts met the criteria required for hedge accounting under the Derivatives and Hedging Topic of the FASB ASC at inception, and continue to meet hedge effectiveness tests as of June 30, 2024 (the “Foreign Currency Hedges”), with settlement dates throughout 2024 and 2025. Foreign currency derivatives are recognized and measured in the Condensed Consolidated Balance Sheets at fair value. Changes in the fair value (i.e., gains or losses) are recognized in the Condensed Consolidated Statements of Operations except for derivatives designated and qualifying as foreign currency cash flow hedging instruments. The Company currently has cash flow hedging instruments associated with Selling, General and Administrative Expenses. For foreign currency cash flow hedging instruments related to Selling, General and Administrative Expenses, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in Accumulated Other Comprehensive Loss and reclassified to the Condensed Consolidated Statements of Operations when the forecasted transaction occurs. Any ineffective portion is recognized immediately in the Condensed Consolidated Statements of Operations.

The notional value of foreign currency cash flow hedging instruments that qualify for hedge accounting as of June 30, 2024 was $39.4 million (December 31, 2023 — $40.6 million).

The following tabular disclosures reflect the impact that derivative instruments and hedging activities have on the Company’s Condensed Consolidated Financial Statements:

Notional value of derivatives in foreign exchange contracts:

	June 30,	December 31,
(In thousands of U.S. Dollars)	2024	2023
Derivatives designated as hedging instruments:
Foreign exchange contracts — Forwards	$39,401	$40,563

Fair value of derivatives in foreign exchange contracts:

		June 30,	December 31,
(In thousands of U.S. Dollars)	Balance Sheet Location	2024	2023
Derivatives designated as hedging instruments:
Foreign exchange contracts — Forwards	Other assets	$13	$846
	Accrued and other liabilities	(398)	(27)
		$(385)	$819

Derivatives in foreign currency hedging relationships are as follows:

		Three Months Ended		Six Months Ended
		June 30,		June 30,
(In thousands of U.S. Dollars)		2024	2023	2024	2023
Foreign exchange contracts — Forwards	Derivative (Loss) Gain Recognized in OCI (Effective Portion)	$(365)	$688	$(1,281)	$822

		Three Months Ended		Six Months Ended
		June 30,		June 30,
(In thousands of U.S. Dollars)	Location of Derivative Loss Reclassified from AOCI (Effective Portion)	2024	2023	2024	2023
Foreign exchange contracts — Forwards	Selling, general and administrative expenses	$(67)	$(123)	$(78)	$(462)

The Company’s estimated net amount of the existing loss as of June 30, 2024 is $0.4 million, which is expected to be reclassified to the Condensed Consolidated Statements of Operations within the next twelve months.

Investments in Equity Securities

The Company held an investment in the preferred shares of enterprises which meets the criteria for classification as an equity security carried at historical cost, net of impairment charges. The carrying value of the equity security investment was $1.0 million as of June 30, 2024 (December 31, 2023 — $1.0 million) and is recorded within Other Assets in the Condensed Consolidated Balance Sheets.

16. Non-Controlling Interests

IMAX China Non-Controlling Interest

The Company indirectly owns 71.55% of IMAX China, whose shares trade on the Hong Kong Stock Exchange (December 31, 2023 — 71.55%). IMAX China remains a consolidated subsidiary of the Company. As of June 30, 2024, the balance of the Company’s non-controlling interest in IMAX China is $75.1 million (December 31, 2023 — $71.8 million). For the three and six months ended June 30, 2024, the net income attributable to the non-controlling interest in IMAX China is $1.5 million and $3.6 million, respectively (2023 — $1.3 million and $3.9 million, respectively).

Other Non-Controlling Interest

The Company’s Original Film Fund was established in 2014 to co-finance a portfolio of 10 original large-format films. The initial investment in the Original Film Fund was committed by a third party in the amount of $25.0 million, with the possibility of contributing additional funds. The Company has contributed $9.0 million to the Original Film Fund since 2014, and has reached its maximum contribution. As of June 30, 2024, the Original Film Fund has invested $22.3 million toward the development of original films. The related production, financing and distribution agreement includes put and call rights relating to change of control of the rights, title and interest in the co-financed pictures.

Non-Controlling Interest in Temporary Equity

The following table summarizes the movement of the non-controlling interest in temporary equity related to the Original Film Fund for the six months ended June 30, 2024 and 2023:

	June 30,
(In thousands of U.S. Dollars)	2024	2023
Beginning balance	$658	$722
Net (loss) income	(1)	10
Ending balance	$657	$732

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Presented below is Management’s Discussion and Analysis of Financial Condition and Results of Operations (or “MD&A”) for IMAX Corporation and its consolidated subsidiaries (“IMAX” or the “Company”) for the three and six months ended June 30, 2024 and 2023. MD&A should be read in conjunction with Note 13, “Segment Reporting,” in the accompanying Condensed Consolidated Financial Statements in Item 1.

As of June 30, 2024, the Company indirectly owns 71.55% of IMAX China Holding, Inc. (“IMAX China”), whose shares trade on the Hong Kong Stock Exchange. IMAX China is a consolidated subsidiary of the Company. For the three months ended June 30, 2024, net income attributable to IMAX China is $5.2 million, of which $3.7 million is attributable to the shareholders of the Company (2023 — $4.5 million and $3.2 million, respectively).

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

Certain statements included in this quarterly report may constitute “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995 or “forward-looking information” within the meaning of Canadian securities laws. These forward-looking statements include, but are not limited to, references to business and technology strategies and measures to implement strategies, competitive strengths, goals, expansion and growth of business, operations and technology, future capital expenditures (including the amount and nature thereof), industry prospects and consumer behavior, plans and references to the future success of the Company and expectations regarding its future operating, financial and technological results. These forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform with the expectations and predictions of the Company is subject to a number of risks and uncertainties, including, but not limited to, risks associated with investments and operations in foreign jurisdictions and any future international expansion, including those related to economic, political and regulatory policies of local governments and laws and policies of the United States and Canada, as well as geopolitical conflicts; risks related to the Company’s growth and operations in China; the performance of IMAX remastering films and other films released to the IMAX network; the signing of IMAX System agreements; conditions, changes and developments in the commercial exhibition industry; risks related to currency fluctuations; the potential impact of increased competition in the markets within which the Company operates, including competitive actions by other companies; the failure to respond to change and advancements in digital technology; risks relating to consolidation among commercial exhibitors and studios; risks related to brand extensions and new business initiatives; conditions in the in-home and out-of-home entertainment industries; the opportunities (or lack thereof) that may be presented to and pursued by the Company; risks related to cyber-security and data privacy; risks related to the Company’s inability to protect its intellectual property; risks associated with the Company’s use of artificial intelligence (“AI”) and exploration of additional use cases of AI; risks related to climate change; risks related to weather conditions and natural disasters that may disrupt or harm the Company’s business; risks related to the Company’s indebtedness and compliance with its debt agreements; general economic, market or business conditions; risks related to political, economic and social instability; the failure to convert system backlog into revenue; changes in laws or regulations; any statements of belief and any statements of assumptions underlying any of the foregoing; other factors and risks outlined in the Company’s periodic filings with the United States Securities and Exchange Commission (the “SEC”) or in Canada, the System for Electronic Document Analysis and Retrieval (“SEDAR+”); and other factors, many of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this quarterly report are qualified by these cautionary statements, and actual results or anticipated developments by the Company may not be realized, and even if substantially realized, may not have the expected consequences to, or effects on, the Company. The forward-looking statements herein are made only as of the date hereof and the Company undertakes no obligation to update publicly or otherwise revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

IMAX Systems are based on proprietary and patented image, audio and other technology developed over the course of the Company’s history since its founding in 1967. The customers for IMAX Systems are principally exhibitors that operate commercial multiplex theaters, and, to a much lesser extent, museums, science centers and destination entertainment sites. The Company does not own the locations in the IMAX network, except for one, and is not an exhibitor, but instead sells or leases the IMAX System to exhibitor customers along with licenses to use its trademarks and ongoing maintenance services for which there are annual payments by the exhibitors to IMAX.

IMAX has the largest global premium format network, more than double the size of its nearest competitor. As of June 30, 2024, there were 1,780 IMAX Systems in 89 countries and territories, including 1,705 commercial multiplexes, 12 commercial destinations, and 63 institutional locations in the Company’s global network. This compares to 1,718 IMAX Systems in 87 countries and territories as of June 30, 2023, including 1,638 commercial multiplexes, 12 commercial destinations, and 68 institutional locations in the Company’s global network. (Refer to the table under “IMAX Network and Backlog” for additional information on the composition of the IMAX network.)

IMAX Systems provide the Company’s exhibitor customers with a combination of the following benefits:

•the ability to exhibit content that has been enhanced through the IMAX Film Remastering, which results in higher image and sound fidelity than conventional cinema experiences;

•advanced, high-resolution projectors with specialized equipment and automated theater control systems, which generate significantly more contrast and brightness than conventional theater systems;

•large screens and proprietary auditorium geometry, which result in a substantially larger field of view so that the screen extends to the edge of a viewer’s peripheral vision and creates more realistic images;

•advanced sound system components, which deliver more expansive sound imagery and pinpointed origination of sound to any specific spot in an auditorium equipped with an IMAX System;

•specialized theater acoustics, which result in a four-fold reduction in background noise;

•ongoing maintenance and extended warranty services; and

•a license to the globally recognized IMAX brand, as well as benefits from IMAX marketing of films being shown in its network and IMAX’s growing social media followership.

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

The Company utilizes AI for image enhancement, streaming technology, and data analysis to improve various aspects of its business. Furthermore, the Company is actively exploring other global use cases for AI to save costs, and to improve its products, operations, and efficiency.

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

IMAX films also benefit from enhancements made by individual filmmakers exclusively for the IMAX release of the film. Collectively, the Company refers to these enhancements as “IMAX DNA.” Filmmakers and movie studios have sought IMAX-specific enhancements in recent years to generate interest in and excitement for their films. Such enhancements include shooting films with IMAX cameras to increase the audience’s immersion in the film and to take advantage of the unique dimensions of the IMAX screen by projecting the film in a larger aspect ratio that delivers up to 26% more image onto a standard IMAX movie screen. In select IMAX locations worldwide, movies filmed with IMAX cameras have an IMAX-exclusive 1.43 film aspect ratio, delivering up to 67% more image. The Company has a Filmed For IMAXTM program for select films under which filmmakers craft films from their inception in numerous ways to optimize The IMAX Experience. The program includes incremental and bespoke marketing support, which box office metrics demonstrate audiences respond extremely favorably to, and drives a higher market share for IMAX.

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

The following table provides detailed information about the films that were released to the Company’s global network during the three and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Hollywood film releases(1)	9	9	16	15
Local language film releases:
Japan	5	1	8	3
China	4	4	8	9
India	2	1	4	3
South Korea	2	1	3	2
Indonesia	1	—	1	—
France	—	1	—	1
Total local language film releases	14	8	24	18
Alternative content experiences	4	—	6	—
	27	17	46	33
(1)For the six months ended June 30, 2024, the films released to the Company’s global network include two with IMAX DNA (2023 — three).

The films distributed through the Company’s global network during the six months ended June 30, 2024 that generated the highest IMAX box office totals were Dune: Part Two, Godzilla x Kong: The New Empire, Inside Out 2, Kingdom of The Planet of The Apes, Furiosa, Bad Boys: Ride or Die, Pegasus 2, and YOLO. In addition, during the six months ended June 30, 2024, a number of alternative content films and events were distributed including Queen Rock Montreal, monthly A24 mid-week film series, Suga - Agust D Tour D-Day The Movie, Fallout series launch event and live streaming of the NBA Finals in select IMAX China locations.

In addition to the 46 IMAX films and alternative content experiences released on the Company’s global network during the six months ended June 30, 2024, the Company has announced the following additional 32 films and additional alternative content experiences to be released throughout the remainder of 2024:

Title	Studio	Scheduled Release Date(1)	IMAX DNA
Despicable Me 4	Universal Pictures	July 2024	—
A Place Called Silence	Maoyan	July 2024	—
A Legend	Bona	July 2024	—
Indian 2	Lyca Productions	July 2024	—
Skywalkers: A Love Story	XYZ	July 2024	—
Kingdom 4	Toho Studios	July 2024	—
Twisters	Universal Pictures/Warner Bros. Pictures	July 2024	—
Olympics Opening Ceremony	Universal/NBC Sports	July 2024	—
Successor	Maoyan	July 2024	—
Deadpool & Wolverine	Marvel Studios/Walt Disney Studios	July 2024	—
The Traveller	New Classics	July 2024	Filmed For IMAX
My Hero Academia The Movie: You're Next	Toho Studios	August 2024	—
Decoded	Maoyan	August 2024	Filmed For IMAX
Upstream	Alibaba	August 2024	—
White Snake: Afloat	Wanda	August 2024	—
Borderlands	Lionsgate	August 2024	—
Alien: Romulus	Walt Disney Studios	August 2024	Expanded Aspect Ratio
The Crow	Lionsgate	August 2024	—
Everything Everywhere All At Once	A24	August 2024
Takluk	GSC Movies	August 2024	—
Beetlejuice Beetlejuice	Warner Bros. Pictures	September 2024	—
Transformers One	Paramount Pictures	September 2024	—
Wolfs	Sony Pictures/Apple	September 2024	—
The Wild Robot	Universal Pictures	September 2024	—
Megalopolis	Lionsgate	September 2024	—
Joker: Folie à Deux	Warner Bros. Pictures/DC Studios	October 2024	Filmed For IMAX
Venom 3	Sony Pictures	October 2024	Filmed For IMAX
Swan Lake	Pathe Live	November 2024	Filmed For IMAX
Red One	Amazon/MGM	November 2024	—
Gladiator II	Paramount Pictures	November 2024	—
Wicked – Part 1	Universal Pictures	November 2024	—
Kraven the Hunter	Sony Pictures/Marvel Studios	December 2024	—
(1)The scheduled release dates in the table above are subject to change, may vary by territory, and may not reflect the date(s) of limited premiere events.

The Company remains in active negotiations with studios for additional films to fill out its short- and long-term film slate for the IMAX network. The Company expects to continue announcing additional local language films and exclusive IMAX events and experiences to be released throughout the remainder of 2024 to its global network. The Company has also announced the majority of the titles to be released in IMAX in 2025 including Avatar 3 and a record 14 or more Filmed for IMAX titles including four Marvel titles, the latest Mission Impossible installment, Superman Legacy and F1 from Apple. Additionally, IMAX expects to distribute a number of major titles in 2026 including an Avengers, Star Wars, Batman and Dune title.

Other Content Solutions

The Company distributes large-format documentary feature films through its global commercial network and institutional theaters. The Company traditionally receives as its distribution fee either a fixed amount or a fixed percentage of the theater box office receipts and, following the recoupment of its costs, is typically entitled to receive an additional percentage of gross revenues as participation revenues. In May 2024, Amazon Content LLC (“Amazon Content”) acquired the worldwide rights to the Company’s original documentary, The Blue Angels, which was filmed with IMAX digital certified cameras and produced in collaboration with Dolphin Entertainment, Bad Robot Productions, and Zipper Bros Films. The full-length documentary was released to select commercial locations across the IMAX network on May 17, 2024, and a 40-minute version will be released to institutional locations beginning in early 2025. The Company continues to work on The Elephant Odyssey a documentary in collaboration with Beach House Pictures Pte Ltd and China International Communications Group, which was announced in 2023 and is expected to be released in 2025, and Stormbound, an additional feature documentary produced by Academy Award-winning producer, Adam McKay, which will be released in late 2025.

In addition, the Company continues to evolve its platform to bring new, innovative IMAX events and experiences to audiences worldwide. As of June 30, 2024, the Company had a footprint of 263 connected locations in the IMAX network across the United States, Canada, Europe, and Asia configured with connectivity to deliver live and interactive events with low latency and superior sight and sound.

In the six months ended June 30, 2024, the Company partnered with Pathé Live for the exclusive release of Queen Rock Montreal which became one of the Company’s highest grossing concert films ever, along with 2023’s Taylor Swift: The Eras Tour. In addition, the Company hosted an IMAX event, Andre 3000: New Blue Sun, and entered into a partnership with A24 for a monthly one-night-only IMAX release of classic A24 titles, including Alex Garland’s highly acclaimed Ex Machina, Uncut Gems, and Hereditary. Additionally, the Company hosted multiple IMAX LiveTM events, including screening the National Basketball Association finals across multiple IMAX locations in the Asia Pacific region and the screening of The Beach Boys: IMAX Live Experience. On July 26, 2024, the Company, in partnership with NBC television network, will be extending its live coverage of the 2024 Paris Olympics Opening Ceremony to select IMAX locations throughout the United States.

The Company provides film post-production and quality control services for large-format films, whether produced by IMAX or third-parties, and digital post-production services. In addition, the Company also provides IMAX film and digital cameras to content creators under the IMAX certified camera program.

Technology Products and Services

The Company works with filmmakers, studios, and artists end-to-end from content creation through content delivery. The Company provides IMAX film cameras to select IMAX and third-party productions and certifies a suite of high-end digital cameras to shoot in the IMAX format under its Filmed for IMAX program. In addition, the Company provides post-production — including its proprietary DMR process — and quality control services for films that play in the IMAX network.

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

The revenue earned from customers under the Company’s IMAX System sale or sales-type lease agreements varies from quarter-to- quarter and year-to-year based on a number of factors, including the number and mix of IMAX System configurations sold or leased, the timing of installation of the IMAX Systems, the nature of the arrangement and other factors specific to individual contracts.

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

Joint revenue sharing arrangements have been an important factor in the expansion of the Company’s commercial system network. Joint revenue sharing arrangements allow commercial theater exhibitors to install IMAX Systems without the significant initial capital investment required in a sale or sales-type lease arrangement. Joint revenue sharing arrangements drive recurring cash flows and earnings for the Company as customers under these arrangements pay the Company a portion of their ongoing box office receipts. The Company funds its investment in equipment for joint revenue sharing arrangements through cash flows from operations. As of June 30, 2024, the Company had 898 locations under joint revenue sharing arrangements in its global commercial multiplex network. The Company also had contracts in backlog for 327 systems under joint revenue sharing arrangements as of June 30, 2024, including 108 upgrades to existing locations and 216 new locations.

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

All Other

Streaming and Consumer Technology

Streaming and Consumer Technology includes the Company’s Streaming Technology software offerings and IMAX Enhanced product services. Streaming Technology consists of several software products including:

•IMAX StreamSmart – works within existing video compression workflows to reduce bitrates and retain picture quality across all devices and formats and deliver significant cost savings.

•IMAX StreamAware On-Demand – all-in-one quality assurance and quality control to automate and standardize checks for comprehensive content integrity and regulatory compliance for third-party content libraries, across an entire video compression workflow.

•IMAX StreamAware On-Air – real-time monitoring software for live streams, which enables users to monitor video quality across their networks and to identify and address streaming issues.

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

IMAX Enhanced is a solution to bring The IMAX Experience into the home. IMAX Enhanced provides end-to-end premium technology across streaming content and best-in-class entertainment devices, offering consumers high-fidelity playback of image and sound in the home and beyond, including the following features:

•IMAX’s expanded aspect ratio, which is available on select titles and streaming platforms, including Disney+;

•IMAX’s proprietary remastering technology, which produces more vivid, higher-fidelity 4K HDR images on premium televisions; and

•IMAX’s signature sound, which was specially recreated and calibrated for the home to unlock more immersive audio.

To be certified as IMAX Enhanced, leading consumer electronics manufacturers spanning 4K/8K televisions, projectors, A/V receivers, loudspeakers, soundbars, smartphones, personal computers, tablets, and more must meet a carefully prescribed set of audiovisual performance standards, set by a certification committee, along with some of Hollywood’s leading technical specialist.

At present, certified global device partners include Sony Electronics, Hisense, TCL, LG, Phillips, Hewlett Packard, Xiaomi, Sound United and Honor, among others. As of June 30, 2024, more than 300 IMAX Enhanced titles have been released across five of the biggest streaming platforms worldwide: Disney+, Sony Bravia CORE, Tencent Video, iQiyi and Rakuten TV. Over 15 million IMAX Enhanced certified devices are estimated to be in the market today.

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

IMAX NETWORK AND BACKLOG

IMAX Network

The following table provides detailed information about the IMAX network by type and geographic location as of June 30, 2024 and 2023. For additional information regarding the composition of the IMAX network, see “Marketing and Customers” in Part I, Item 1 of the Company’s 2023 Form 10-K.

	June 30, 2024				June 30, 2023
	Commercial Multiplex	Commercial Destination	Institutional	Total	Commercial Multiplex	Commercial Destination	Institutional	Total
United States	364	4	24	392	360	4	25	389
Canada	43	1	7	51	40	1	7	48
Greater China(1)	790	—	13	803	779	—	16	795
Asia (excluding Greater China)	176	2	2	180	145	2	2	149
Western Europe	129	4	8	141	119	4	8	131
Latin America(2)	61	1	7	69	55	1	8	64
Rest of the World	142	—	2	144	140	—	2	142
Total(3)	1,705	12	63	1,780	1,638	12	68	1,718
(1)Greater China includes China, Hong Kong, Taiwan, and Macau.
(2)Latin America includes South America, Central America, and Mexico.
(3)Period-to-period changes in the table above are reported net of the effect of permanently closed locations.

IMAX currently estimates a worldwide commercial multiplex addressable market of 3,619 locations, of which there are 1,705 IMAX Systems operating as of June 30, 2024, representing a market penetration of only 47%. The Company believes that the majority of its future growth will come from international markets. As of June 30, 2024, 76% of IMAX Systems in the global commercial multiplex network were located within international markets (defined as all countries other than the United States and Canada). Revenues and GBO derived from international markets continue to exceed revenues and GBO from the United States and Canada. Risks associated with the Company’s international business are outlined in “Risk Factors – The Company conducts business internationally, which exposes it to uncertainties and risks that could negatively affect its operations, sales and future growth prospects” in Part I, Item 1A of the Company’s 2023 Form 10-K.

In the six months ended June 30, 2024 the Company’s revenue generated from its Greater China operations represents 26% of consolidated revenue. As of June 30, 2024, the Company had 803 IMAX Systems operating in Greater China with an additional 263 systems in backlog.

In the six months ended June 30, 2024, the IMAX network generated over $80.0 million in box office from local language films, representing approximately 18% of the Company’s total box office in the period. The Company is also seeing its local language films increasingly generate significant IMAX box office in markets outside of those in which they are released, such as the Japanese film Conan 27 as well as the Chinese film Formed Police Unit and the Korean film Suga - Agust D Tour D-Day The Movie.

(See “Risk Factors – The Company faces risks in connection with its significant presence in China and the continued expansion of its business there.” in Part II, Item 1A. of this Form 10-Q and “Risk Factors – General political, social and economic conditions can affect the Company’s business by reducing both revenues generated from existing IMAX Systems and the demand for new IMAX Systems,” and “Risk Factors – The Company may not convert all of its backlog into revenue and cash flows” in Part I, Item 1A of the Company’s 2023 Form 10-K.)

The following tables provide detailed information about the Company’s commercial multiplex network by arrangement type and geographic location as of June 30, 2024 and 2023:

	June 30, 2024
	Commercial Multiplex Locations in IMAX Network
	Traditional JRSA	Hybrid JRSA	Sales Arrangements(1)	Total
Domestic Total (United States & Canada)	271	7	129	407
International:
Greater China	379	108	303	790
Asia (excluding Greater China)	53	8	115	176
Western Europe	40	15	74	129
Latin America	3	0	58	61
Rest of the World	14	0	128	142
International Total	489	131	678	1,298
Worldwide Total(2)	760	138	807	1,705
(1)Includes Sales, Hybrid Sales and Sales-Type Lease deal types. (2)Period-to-period changes in the tables above are reported net of permanently closed systems.

	June 30, 2023
	Commercial Multiplex Locations in IMAX Network
	Traditional JRSA	Hybrid JRSA	Sales Arrangements(1)	Total
Domestic Total (United States & Canada)	271	6	123	400
International:
Greater China	402	110	267	779
Asia (excluding Greater China)	37	5	103	145
Western Europe	40	17	62	119
Latin America	2	0	53	55
Rest of the World	17	0	123	140
International Total	498	132	608	1,238
Worldwide Total(2)	769	138	731	1,638
(1)Includes Sales, Hybrid Sales and Sales-Type Lease deal types. (2)Period-to-period changes in the tables above are reported net of permanently closed systems.

Backlog

The following table provides detailed information about the Company’s backlog as of June 30, 2024 and 2023:

	June 30, 2024				June 30, 2023
	Number of Systems		Dollar Values		Number of Systems		Dollar Values
(In thousands of U.S. Dollars, except number of systems)	New	Upgrade	New	Upgrade	New	Upgrade	New	Upgrade
Sales Arrangements(1)	157	20	$161,443	$17,838	177	16	$190,636	$17,552
Hybrid JRSA(2)	100	1	74,873	910	108	1	80,058	910
Traditional JRSA(2)(3)	116	110	425	1,475	119	75	500	2,825
Total	373	131	$236,741	$20,223	404	92	$271,194	$21,287
(1)Includes Sales, Hybrid Sales, and Sales-Type Lease deal types.
(2)The consideration owed under traditional joint revenue sharing arrangements is typically a percentage of contingent box office receipts rather than a fixed upfront fee or fixed annual minimum payments. Accordingly, such arrangements do not usually have a dollar value in backlog; however, hybrid joint revenue sharing arrangements typically provide for contracted upfront payments and therefore carry a backlog value based on those payments.
(3)Includes 32 IMAX Systems (2023 ― 38) where certain of the Company’s contracts contain options for the customer to elect to upgrade system type or to alter the contract structure (for example, from a joint revenue sharing arrangement to a sale) after signing, but before installation. Current backlog information reflects all known elections.

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

The following tables provide detailed information about the Company’s backlog by arrangement type and geographic location as of June 30, 2024 and 2023:

	June 30, 2024
	IMAX System Backlog
	Traditional JRSA	Hybrid JRSA	Sales Arrangements(1)	Total
Domestic Total (United States & Canada)	76	2	12	90
International:
Greater China	112	90	61	263
Asia (excluding Greater China)	18	7	33	58
Western Europe	15	1	19	35
Latin America	2	—	4	6
Rest of the World	3	1	48	52
International Total	150	99	165	414
Worldwide Total(2)	226	101	177	504
(1)Includes Sales, Hybrid Sales and Sales-Type Lease deal types. (2)Worldwide Total of 504 includes 261 new IMAX Laser Systems and 69 upgrades of existing locations to IMAX Laser Systems.

	June 30, 2023
	IMAX System Backlog
	Traditional JRSA	Hybrid JRSA	Sales Arrangements(1)	Total
Domestic Total (United States & Canada)	103	2	15	120
International:
Greater China	41	90	66	197
Asia (excluding Greater China)	27	13	31	71
Western Europe	17	3	18	38
Latin America	3	—	7	10
Rest of the World	3	1	56	60
International Total	91	107	178	376
Worldwide Total(2)	194	109	193	496
(1)Includes Sales, Hybrid Sales and Sales-Type Lease deal types. (2)Worldwide Total of 496 includes 247 new IMAX Laser Systems and 92 upgrades of existing locations to IMAX Laser Systems.

Approximately 30% of IMAX System arrangements in backlog as of June 30, 2024 are scheduled to be installed in international markets excluding Greater China (2023 — 36%). The Company’s backlog in Greater China represents 52% of its total current backlog including upgrades in system type (2023 — 40%).

(See “Risk Factors – The Company may not convert all of its backlog into revenue and cash flows.” in Part II, Item 1A. of this form Form 10-Q.)

Signings and Installations

The following tables provide detailed information about IMAX System signings and installations for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
System Signings:
Sales Arrangements(1)	25	26	30	41
Traditional JRSA	62	20	65	33
Total IMAX System signings(2)	87	46	95	74
(1)Includes Sales, Hybrid Sales and Sales-Type Lease deal types. (2)Includes IMAX System upgrades of 68 for the three and six months ended June 30, 2024 (2023 ― 11 and 12 upgrades, respectively).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
System Installations(1):
Sales Arrangements(2)	10	11	15	19
Hybrid JRSA	—	2	1	2
Traditional JRSA	14	7	23	8
Total IMAX System installations(3)	24	20	39	29
(1)Two IMAX Systems were relocated from their original location (2023 ― two). When a system under a sale or sales-type lease arrangement is relocated, the amount of revenue earned by the Company may vary from transaction-to-transaction and is usually less than the amount earned for a new sale. In certain situations when a system is relocated, the original location is upgraded to an IMAX Laser System.
(2)Includes Sales, Hybrid Sales and Sales-Type Lease deal types
(3)Includes 11 IMAX System upgrades (2023 ― eight upgrades).

RESULTS OF OPERATIONS

The Company’s business and future prospects are evaluated by Richard L. Gelfond, its Chief Executive Officer (“CEO”), using a variety of factors and financial and operational metrics including: (i) IMAX box office performance and the securing of new IMAX films and alternative content to be exhibited across the IMAX network; (ii) the signing, installation, and financial performance of IMAX System arrangements, particularly those involving laser-based projection systems; (iii) the success of the Company’s investments in business evolution and brand extensions into streaming and consumer technology, including the integration of SSIMWAVE and the distribution of live events to the IMAX network; (iv) revenues and gross margins earned by the Company’s segments, as discussed below; (v) consolidated earnings (loss) from operations, as adjusted for unusual items; (vi) the continuing ability to invest in and improve the Company’s technology to enhance the differentiation of The IMAX Experience versus other out-of-home experiences; (vii) the overall execution, reliability, and consumer acceptance of The IMAX Experience; and (viii) short- and long-term cash flow projections.

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

Results of Operations for the Three Months Ended June 30, 2024 and 2023

Net Income and Adjusted Net Income Attributable to Common Shareholders

The following table presents the Company’s net income attributable to common shareholders and the associated per diluted share amounts, as well as adjusted net income attributable to common shareholders and adjusted net income attributable to common shareholders per diluted share for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024		2023
(In thousands of U.S. Dollars, except per diluted share amounts)	Net Income	Per Diluted Share	Net Income	Per Diluted Share
Net income attributable to common shareholders	$3,583	$0.07	$8,351	$0.15
Adjusted income attributable to common shareholders*	$9,746	$0.18	$14,355	$0.26
*Refer to “Non-GAAP Financial Measures” for a description of this non-GAAP financial measure and a reconciliation to the most comparable GAAP amount.

Revenues and Gross Margin

During the three months ended June 30, 2024, the Company’s revenues and gross margin decreased by $9.0 million, or 9%, and $14.0 million, or 24%, respectively, when compared to same period in 2023 principally due to IMAX box office performance driven in part by the Hollywood strike impact on the film slate, fewer IMAX systems installed under sales arrangements and a lower contribution from IMAX system amendments and renewals. These year over year declines were partially offset by the sale of commercial and streaming rights for an IMAX documentary.

The following table presents the Company’s revenue, gross margin, and gross margin percentage by reportable segment for the three months ended June 30, 2024 and 2023:

	Revenue		Gross Margin		Gross Margin %
(In thousands of U.S. Dollars)	2024	2023	2024	2023	2024	2023
Content Solutions	$35,076	$31,290	$16,138	$19,996	46%	64%
Technology Products and Services	50,898	63,976	25,783	36,411	51%	57%
Sub-total for reportable segments	85,974	95,266	41,921	56,407	49%	59%
All Other(1)	2,987	2,713	2,006	1,480	67%	55%
Total	$88,961	$97,979	$43,927	$57,887	49%	59%
(1)All Other includes the results from Streaming and Consumer Technology and other ancillary activities.

Content Solutions

Content Solutions segment results are influenced by the level of commercial success and box office performance of the films and other content released to the IMAX network, as well as other factors including the timing of the releases, the length of play across the IMAX network, the box office share take rates under the Company’s film remastering and distribution arrangements, the level of marketing spend associated with the releases in the year, and the fluctuations in the value of foreign currencies versus the U.S. Dollar.

For the three months ended June 30, 2024, Content Solutions segment revenues and gross margin increased by $3.8 million, or 12%, and decreased by $3.9 million, or 19%, respectively, when compared to the same period in 2023, which was driven by the sale of The Blue Angels commercial and streaming rights, as described below.

In the second quarter of 2024, box office generated by IMAX films totaled $196.4 million, a $71.9 million, or 27%, decrease versus the prior year comparative period of $268.3 million driven in part by the Hollywood strike impact on the film slate. In the second quarter of 2024, IMAX box office was generated by the exhibition of 34 films (27 new films and 7 films originally released in a prior year), including Inside Out 2, which generated IMAX box office of over $37 million. In the second quarter of 2023, IMAX box office was generated by the exhibition of 23 films (17 new films and 6 films originally released in a prior year), including The Super Mario Bro. Movie, which generated box office of $50 million.

The impact on revenue from the lower box office experienced year over year was more than offset by the revenue earned from the completion of the sale of worldwide commercial and streaming rights of the Company’s original documentary, The Blue Angels, to Amazon Content as well as from higher revenues from alternative content. The Company continues to build out its alternative content strategy, including evolving its documentary strategy, as a way to increase utilization and revenues across the IMAX system footprint.

In addition to the level of revenues, Content Solutions segment gross margin is influenced by the costs associated with films and other content (documentaries, live and alternative) exhibited in the period. The costs associated with films and other content can include production, post-production, distribution and marketing, which are expensed as incurred, For the three months ended June 30, 2024, gross margin percent was 46% compared to 64% in the prior year period, with the decrease being driven by the lower level of IMAX box office coupled with a higher mix of self-produced content expensed, including The Blue Angels.

Technology Products and Services

The primary drivers of Technology Products and Services segment results are the number of IMAX Systems installed in a period, the costs associated with each installation, lease payments tied to the box office performance of the films released to the IMAX network, as well as the associated maintenance contracts that accompany each installation. The average revenue and gross margin per IMAX System under sale and sales-type lease arrangements vary depending upon the number of IMAX System commitments with a single respective exhibitor, an exhibitor’s location, the type of system sold, and various other factors. The installation of IMAX Systems in theaters or multiplexes, which make up a large portion of the Company’s system backlog, depends primarily on the timing of the construction of those projects, which is not under the Company’s control.

The following table provides information about IMAX Systems installed and the associated revenue recognized at that time, except for traditional joint revenue sharing arrangements as revenue is recognized over the lease term, during the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024		2023
(In thousands of U.S. Dollars, except number of systems)	Number of Systems	Revenue	Number of Systems	Revenue
New IMAX System	8	$7,649	11	$11,622
Upgraded IMAX System	2	2,926	2	1,793
Total IMAX Systems	10	10,575	13	13,415

Included in the table above is one IMAX System which was relocated from its original location (2023 ― one IMAX System). When a system under a sale or sales-type lease arrangement is relocated, the amount of revenue earned by the Company may vary from transaction-to-transaction and is usually less than the amount earned for a new sale. In certain situations when a system is relocated, the original location is upgraded to an IMAX Laser System.

For the three months ended June 30, 2024, Technology Products and Services segment revenue and gross margin decreased by $13.1 million, or 20%, and $10.6 million, or 29%, respectively, when compared to the same period in 2023, primarily driven by a lower level of rental revenues, which is box office dependent. Rental revenues decreased by $5.5 million, as a result of GBO from joint revenue sharing arrangements which decreased by $36.8 million or 27% in the second quarter of 2024 when compared to the prior year comparative period, from $137.8 million to $101.0 million.

Also contributing to the lower level of revenues was the number of systems recognized under sales arrangements, per the table above, and a $4.5 million decrease in revenue contribution from the impact of amendments and renewals to existing IMAX Systems arrangements.

The Technology Products and Services segment gross margin decrease during the three months ended June 30, 2024 as compared to 2023 was primarily due to the lower level of revenues, as described above, coupled with higher maintenance costs incurred.

All Other

For the three months ended June 30, 2024, All Other revenue and gross margin increased by $0.3 million and $0.5 million, respectively, when compared to the same period in 2023, principally due to growth in revenues earned by the Company's Streaming and Consumer Technology business.

Selling, General and Administrative Expenses

The following table presents information about the Company’s Selling, General and Administrative Expenses for the three months ended June 30, 2024 and 2023:

	Three Months Ended
	June 30,		Variance
(In thousands of U.S. Dollars)	2024	2023	$	%
Total Selling, general and administrative expenses	$37,564	$38,906	$(1,342)	(3%)
Less: Share-based compensation(1)	(6,506)	(6,469)	(37)	(1%)
Total Selling, general and administrative expenses, excluding share-based compensation	$31,058	$32,437	$(1,379)	(4%)
(1)A portion of share-based compensation expense is recognized within Costs and Expenses Applicable to Revenues, Research and Development, and Executive Transition Costs. (Refer to “Capital Stock and Reserves — Share-Based Compensation” in Note 11 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1.)

For the second quarter of 2024, the lower level of Selling, General and Administrative Expenses experienced over the prior year period reflects savings from management’s continued focus on operational efficiencies, which were partially offset by the impact of higher inflation on wages and other business expenses.

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

For the three months ended June 30, 2024, Research and Development expenses were $2.0 million, representing an decrease of $0.8 million, or 29%, when compared to $2.8 million during the same period in the prior year. The current period expenses reflect continued investment in developing new IMAX film cameras and Streaming Technology product offerings.

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

Credit Loss Expense, Net

For the three months ended June 30, 2024, the Company recorded a credit loss expense of $0.1 million, as compared to a credit loss expense of $0.8 million recognized in the prior year.

Management’s judgments regarding expected credit losses are based on the facts available to management at the time that the Condensed Consolidated Financial Statements are prepared and involve estimates about the future. As a result, the Company’s judgments and associated estimates of credit losses may ultimately prove, with the benefit of hindsight, to be incorrect. (Refer to Note 3 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1.)

Interest Expense, net

For the three months ended June 30, 2024, interest expense was $2.3 million, representing an increase of $0.5 million, or 27% when compared to interest expense of $1.8 million during the same period of the prior year primarily due to increased borrowings under the Credit Facility in the current period. For the three months ended June 30, 2024, interest income was $0.6 million, when compared to interest expense of $0.7 million during the same period of the prior year due to lower average cash balances maintained at major financial institutions.

Income Taxes

For the three months ended June 30, 2024, the Company recorded an income tax benefit of $4.0 million (2023 — tax expense of $3.5 million). The Company’s effective tax rate of (371.5)% for the three months ended June 30, 2024 differs from the Canadian statutory rate of 26.5% primarily due to tax rate differences in foreign jurisdictions and a tax benefit related to an internal asset sale during the quarter which was partially offset by an increase in the valuation allowance and withholding taxes. The Company’s effective tax rate of 26.5% for the three months ended June 30, 2023 is similar to the Canadian statutory rate of 26.5% which includes tax rate differences in foreign jurisdictions that were offset by withholding taxes.

During three months ended June 30, 2024, the Company completed an internal asset sale to more closely align its intellectual property ownership with its operations. In order to effect this internal asset sale, transactions between entities within the group resulted in capital gains for tax purposes. The tax expense related to the capital gain was partially offset by the reversal of the valuation allowance. Net deferred tax assets were also recorded on the transaction, resulting in a net tax benefit of $7.7 million. (Refer to Note 10 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1.)

Non-Controlling Interests

The Company’s Condensed Consolidated Financial Statements primarily include the non-controlling interest in the net income or loss of IMAX China, as well as the impact of non-controlling interests in the activity of its Original Film Fund subsidiary. For the three months ended June 30, 2024, the net income attributable to non-controlling interests of the Company’s subsidiaries was $1.5 million, an increase of $0.2 million, when compared to the same period in 2023.

Results of Operations for the Six Months Ended June 30, 2024 and 2023

Net Income and Adjusted Net Income Attributable to Common Shareholders

The following table presents the Company’s net income attributable to common shareholders and the associated per share amounts, as well as adjusted net income attributable to common shareholders* and adjusted net income attributable to common shareholders per share(1) for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024		2023
(In thousands of U.S. Dollars, except per diluted share amounts)	Net Income	Per Diluted Share	Net Income	Per Diluted Share
Net income attributable to common shareholders	$6,857	$0.13	$10,805	$0.20
Adjusted net income attributable to common shareholders*	$17,688	$0.33	$23,380	$0.42
*Refer to “Non-GAAP Financial Measures” for a description of this non-GAAP financial measure and a reconciliation to the most comparable GAAP amount.

Revenues and Gross Margin

For the six months ended June 30, 2024, the Company’s revenues and gross margin decreased by $16.8 million or 9% and $17.1 million or 16%, respectively, when compared to same period in 2023, principally due to weaker IMAX box office performance driven in part by the Hollywood strike impact on the film slate, fewer IMAX systems installed under sales arrangements and lower aftermarket sales as the first half of 2023 included Avatar: The Way of Water, a 3D film. These year over year declines were partially offset by the sale of commercial and streaming rights for an IMAX documentary.

The following table presents the Company’s revenue, gross margin and gross margin percentage by reportable segment for the six months ended June 30, 2024 and 2023:

	Revenue		Gross Margin		Gross Margin %
(In thousands of U.S. Dollars)	2024	2023	2024	2023	2024	2023
Content Solutions	$69,089	$63,391	$38,237	$37,991	55%	60%
Technology Products and Services	94,048	115,643	49,367	66,302	52%	57%
Sub-total for reportable segments	163,137	179,034	87,604	104,293	54%	58%
All Other(1)	4,947	5,891	3,212	3,645	65%	62%
Total	$168,084	$184,925	$90,816	$107,938	54%	58%
(1)All Other includes the results from Streaming and Consumer Technology and other ancillary activities.

Content Solutions

Content Solutions segment results are influenced by the level of commercial success and box office performance of the films and other content released to the IMAX network, as well as other factors including the timing of the releases, the length of play across the IMAX network, the box office share take rates under the Company’s film remastering and distribution arrangements, the level of marketing spend associated with the releases in the year, and the fluctuations in the value of foreign currencies versus the U.S. Dollar.

For the six months ended June 30, 2024, Content Solutions segment revenues and gross margin increased by $5.7 million, or 9%, and $0.2 million, or 1%, respectively, when compared to the same period in 2023. In the six months ended June 30, 2024, box office generated by IMAX films totaled $457.1 million, a $84.6 million or 16% decrease versus the prior year comparative period of $541.7 million driven in part by the Hollywood strike impact on the film slate. During the six months ended June 30, 2024, IMAX box office was generated by the exhibition of 60 films (46 new films and 14 films that were originally released in prior years), including Dune: Part Two ($145 million), Godzilla x Kong: The New Empire ($41 million), Inside Out 2 ($37 million), Kingdom of The Planet of The Apes ($25 million) and Furiosa ($23 million). Additionally, in the six months ended June 30, 2024, local language films exhibited across the Company’s global network generated over $80 million in box office, representing 18% of its total box office. Leading local language titles distributed across the IMAX network in the six months ended June 30, 2024 included the Chinese film Pegasus 2, the Japanese film, Conan 27, and the Korean film, Suga - Agust D Tour D-Day The Movie. In the six months ended June 30, 2023, IMAX box office was generated by the exhibition of 39 films (33 new films and 10 films that were originally released in prior years).

The impact on revenue from the lower box office experienced year over year was more than offset by the revenue earned from the completion of the sale of worldwide rights to the Company’s original documentary, The Blue Angels, to Amazon Content during the period as well as from higher revenues from alternative content.

In addition to the level of revenues, Content Solutions segment gross margin is influenced by the costs associated with films and other content (documentaries, live and alternative) exhibited in the period. The costs associated with films and other content can include production, post-production, distribution and marketing, which are expensed as incurred. For the six months ended June 30, 2024, gross margin percent was 55% compared to 60% in the prior year period. The decrease was due to the lower level of IMAX box office receipts and the higher mix of self-produced content being released during the period, including The Blue Angels.

Technology Products and Services

The primary drivers of Technology Products and Services segment results are the number of IMAX Systems installed in a period, the costs associated with each installation, lease payments tied to the box office performance of the films released to the IMAX network, as well as the associated maintenance contracts that accompany each installation. The average revenue and gross margin per IMAX System under sale and sales-type lease arrangements vary depending upon the number of IMAX System commitments with a single respective exhibitor, an exhibitor’s location, the type of system sold, and various other factors. The installation of IMAX Systems in theaters or multiplexes, which make up a large portion of the Company’s system backlog, depends primarily on the timing of the construction of those projects, which is not under the Company’s control.

The following table provides information about IMAX Systems installed and the associated revenue recognized at that time, except for traditional joint revenue sharing arrangements as revenue is recognized over the lease term, during the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024		2023
(In thousands of U.S. Dollars, except number of systems	Number of Systems	Revenue	Number of Systems	Revenue
New IMAX Systems	13	$11,511	18	$18,249
Upgraded IMAX Systems	3	4,303	3	3,131
Total	16	$15,814	21	$21,380

Included in the table above are two IMAX Systems which were relocated from its original location (2023 ― one IMAX System). When a system under a sale or sales-type lease arrangement is relocated, the amount of revenue earned by the Company may vary from transaction-to-transaction and is usually less than the amount earned for a new sale. In certain situations when a system is relocated, the original location is upgraded to an IMAX Laser System.

For the six months ended June 30, 2024, Technology Products and Services segment revenue and gross margin decreased by $21.6 million, or 19%, and $16.9 million, or 26%, respectively, when compared to the same period in the prior year. The lower level of revenue is primarily driven by a lower level of rental revenues which is box office dependent. Rental revenues decreased by $7.0 million, as a result of GBO from joint revenue sharing arrangements which decreased by $53.1 million or 19% in the six months ended June 30, 2024 when compared to the prior year comparative period, from $279.5 million to $226.4 million.

Also contributing to the lower level of revenue was a decrease resulting from the lower number of systems recognized under sales arrangements, per the table above, and a $9.7 million decrease in revenue contribution from the impact of amendments and renewals to existing IMAX Systems arrangements.

The Technology Products and Services segment gross margin decrease during the six months ended June 30, 2024 is primarily due to the lower level of revenues, as described above.

All Other

For the six months ended June 30, 2024, All Other revenue and gross margin decreased by $0.9 million, or 16%, and $0.4 million, or 12%, respectively, when compared to the same period in 2023, which principally reflects the performance of the Company’s Streaming and Consumer Technology operations.

Selling, General and Administrative Expenses

The following table presents information about the Company’s Selling, General and Administrative Expenses for the six months ended June 30, 2024 and 2023:

	Six Months Ended
	June 30,		Variance
(In thousands of U.S. Dollars)	2024	2023	$	%
Total Selling, general and administrative expenses	$68,821	$73,054	$(4,233)	(6%)
Less: Share-based compensation(1)	(10,843)	(11,665)	822	7%
Total Selling, general and administrative expenses, excluding share-based compensation(2)	$57,978	$61,389	$(3,411)	(6%)
(1)A portion of share-based compensation expense is recognized within Cost and Expenses Applicable to Revenue and Research and Development. (Refer to “Capital Stock and Reserves — Share-Based Compensation” in Note 11 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1.)
(2)See “Non-GAAP Financial Measures” for a description of this non-GAAP financial measure and a reconciliation to the most comparable GAAP amount.

For the six months ended June 30, 2024, the lower level of Selling, General and Administrative Expenses experienced over the prior year period reflects management’s continued focus on identifying cost-saving opportunities and realizing operational efficiencies. Management’s cost-saving initiatives were partially offset by increased inflation during the period.

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

For the six months ended June 30, 2024, Research and Development expenses were $4.2 million, representing a decrease of $0.4 million, or 9%, when compared to Research and Development expenses of $4.6 million during the same period in the prior year. The current period expenses reflect continued investment in the development of new IMAX film cameras and Streaming Technology product offerings that does not qualify for capitalization.

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

Credit Loss Expense, Net

For the six months ended June 30, 2024, the Company recorded a credit loss expense of $0.2 million, as compared to a credit loss expense of $1.1 million recognized in the prior year.

Management’s judgments regarding expected credit losses are based on the facts available to management at the time that the Condensed Consolidated Financial Statements are prepared and involve estimates about the future. As a result, the Company’s judgments and associated estimates of credit losses may ultimately prove, with the benefit of hindsight, to be incorrect. (Refer to Note 3 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1).

Interest Expense, net

For the six months ended June 30, 2024, interest expense was $4.2 million representing an increase of $0.7 million, or 19% as compared to $3.6 million during the same period of the prior year which primarily reflects a higher average level of outstanding borrowings under the Credit Facility in the current period. For the six months ended June 30, 2024 and 2023, interest income was $1.1 million, respectively.

Income Taxes

For the six months ended June 30, 2024, the Company recorded an income tax expense of $1.2 million (2023 — tax expense of $8.3 million). The Company’s effective tax rate of 10.0% for the six months ended June 30, 2024 differs from the Canadian statutory rate of 26.5% primarily due to tax rate differences in foreign jurisdictions and a tax benefit related to an internal asset sale during the quarter which is offset by an increase in the valuation allowance, withholding taxes and a shortfall in tax benefits related to share-based compensation. The Company’s effective tax rate of 36.2% for the six months ended June 30, 2023 differs from the Canadian statutory rate of 26.5% primarily due to tax rate differences in foreign jurisdictions which was offset by an increase in the valuation allowance and withholding taxes.

During the six months ended June 30, 2024, the Company completed an internal asset sale to more closely align its intellectual property ownership with its operations. In order to effect this internal asset sale, transactions between entities within the group resulted in capital gains for tax purposes. The tax expense related to the capital gain was partially offset by the reversal of the valuation allowance. Net deferred tax assets were also recorded on the transaction, resulting in a net tax benefit of $7.7 million. (Refer to Note 10 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1).

Non-Controlling Interests

The Company’s Condensed Consolidated Financial Statements primarily include the non-controlling interest in the net income or loss of IMAX China, as well as the impact of non-controlling interests in the activity of its Original Film Fund subsidiary. For the six months ended June 30, 2024, the net income attributable to non-controlling interests of the Company’s subsidiaries was $3.6 million, a decrease of $0.3 million, when compared to the same period in 2023.

CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

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

For the six months ended June 30, 2024, net cash provided by the Company’s operating activities totaled $24.1 million, as compared to net cash provided by operating activities of $25.9 million in the same period of the prior year, a decrease of $1.8 million.

For the six months ended June 30, 2024, the net cash provided by the Company’s operating activities is principally a result of a decrease in Accounts Receivable of $14.5 million which reflects an improvement in the financial health of exhibitor customers, partially offset by $12.7 million of expenditures incurred in connection with the development of film assets and $6.3 million in inventory purchases.

For the six months ended June 30, 2023, the net cash provided by the Company’s operating activities was principally a result of revenue growth attributable to the record box office performance of films distributed through the IMAX network, revenue from the installation of IMAX Systems and revenue associated with the amendments and renewals of IMAX Systems arrangements, and a decrease in Accounts Receivable of $9.5 million as a result of cash collection efforts, partially offset by $13.4 million of variable consideration receivables, $6.1 million in inventory purchases, and $9.2 million of expenditures incurred in connection with the development of film assets.

Investing Activities

For the six months ended June 30, 2024, net cash used in investing activities totaled $15.6 million, as compared to $8.5 million in the same period of the prior year. For the six months ended June 30, 2024, the net cash used in investing activities is primarily driven by $9.8 million invested in equipment to be used as the Company installs systems under joint revenue sharing arrangements with exhibitor customers, $3.2 million of intangible assets principally related to the purchase or continued development of internal use software, and $2.7 million in purchases of property, plant and equipment.

For the six months ended June 30, 2023, the net cash used in investing activities was primarily driven by $4.0 million invested in equipment to be used in the Company’s joint revenue sharing arrangements with exhibitor customers, $1.0 million in purchases of property, plant and equipment, and $3.5 million of intangible assets principally related to the purchase or continued development of internal use software.

Based on management’s current operating plan for 2024, the Company expects to continue to use cash to deploy additional IMAX Systems under joint revenue sharing arrangements.

Capital expenditures, including the Company’s investment in joint revenue sharing arrangements, the purchase of property, plant and equipment, the acquisition of other intangible assets, and investments in films, were $28.4 million for the six months ended June 30, 2024, as compared to $17.8 million for the six months ended June 30, 2023. The Company expects its investment in joint revenue sharing arrangements to be more heavily weighted toward the remainder of the year which aligns with the historical seasonality of system installations.

Financing Activities

For the six months ended June 30, 2024, net cash provided by financing activities totaled $6.6 million, as compared to $19.8 million used in financing activities in the same period of the prior year. For the six months ended June 30, 2024, the net cash provided by financing activities is principally due to $30.0 million in net borrowings under the Company’s revolving credit facilities, $18.1 million used to repurchase common shares of the Company and $5.0 million in taxes withheld and paid on vested employee stock awards.

For the six months ended June 30, 2023, net cash used in financing activities was principally due to $8.2 million in net repayments of revolving credit facility borrowings, $4.0 million used to repurchase common shares of the Company, $6.5 million in taxes withheld and paid on vested employee stock awards, and $1.4 million in dividends paid to non-controlling interests.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2024, the Company’s principal sources of liquidity included: (i) its balances of cash and cash equivalents of $91.6 million; (ii) the anticipated collection of trade accounts receivable, which includes amounts owed under joint revenue sharing arrangements and film remastering and distribution agreements with movie studios; (iii) the anticipated collection of financing and variable consideration receivables due in the next 12 months under sale and sales-type lease arrangements for systems currently in operation; and (iv) installment payments expected in the next 12 months under sale and sales-type lease arrangements in backlog. Under the terms of the Company’s typical sale and sales-type lease agreements, the Company receives substantial cash payments before it completes the performance of its contractual obligations.

In addition, as of June 30, 2024, the Company had $246.0 million in available borrowing capacity under its Sixth Amended and Restated Credit Agreement with Wells Fargo Bank, National Association (the “Credit Agreement”), $26.7 million in available borrowing capacity under the IMAX (Shanghai) Multimedia Technology Co., Ltd. (“IMAX Shanghai”) revolving credit facility with the Bank of China (the “Bank of China Facility”), and $28.1 million in available borrowing capacity under IMAX Shanghai’s revolving credit facility with HSBC Bank (China) Company Limited, Shanghai Branch (the “HSBC China Facility”). (Refer to “Borrowings — Revolving Credit Facility Borrowings, Net” in Note 6 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 for a description of the material terms of the Credit Agreement, the Bank of China Facility, and the HSBC Facility.)

The Company’s $91.6 million balance of cash and cash equivalents as of June 30, 2024 (December 31, 2023 — $76.2 million) includes $83.0 million in cash held outside of Canada (December 31, 2023 — $68.5 million), of which $44.0 million was held in the People’s Republic of China (the “PRC”) (December 31, 2023 — $30.0 million). Management reassessed its strategy with respect to the most efficient means of deploying the Company’s capital resources globally and determined that historical earnings of certain foreign subsidiaries in excess of amounts required to sustain business operations would no longer be indefinitely reinvested. During the six months ended June 30, 2024, no historical earnings from a subsidiary in PRC were distributed (2023 — $24.0 million) and, as a result, no foreign withholding taxes were paid to the relevant tax authorities (2023 — $2.4 million). As of June 30, 2024, the Company’s Condensed Consolidated Balance Sheets include a deferred tax liability of $12.5 million for the applicable foreign withholding taxes associated with the remaining balance of non-repatriated historical earnings that will not be indefinitely reinvested outside of Canada. These taxes will become payable upon the repatriation of any such earnings.

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

CONTRACTUAL OBLIGATIONS

Payments to be made by the Company under contractual obligations as of June 30, 2024 are as follows:

	Payments Due by Years
(In thousands of U.S. Dollars)	Total Obligation	Less Than One Year	1 to 3 years	3 to 5 years	Thereafter
Purchase obligations(1)	$26,503	$23,252	$3,017	$22	$212
Pension obligations(2)	20,298	—	20,298	—	—
Operating lease obligations(3)	13,546	1,250	4,981	4,927	2,388
Finance lease obligations	515	515	—	—	—
Wells Fargo Facility	54,000	54,000	—	—	—
Federal Economic Development Loan(4)	2,783	952	1,831	—	—
Convertible Notes(5)	231,151	1,150	230,001	—	—
Postretirement benefits obligations	2,384	104	203	219	1,858
Total	$351,180	$81,223	$260,331	$5,168	$4,458
(1)Represents total payments to be made under binding commitments with suppliers and outstanding payments to be made for supplies ordered, but yet to be invoiced.
(2)The Company has an unfunded defined benefit pension plan, the Supplemental Executive Retirement Plan (the “SERP”), covering its CEO, Mr. Richard L. Gelfond. The SERP has a fixed benefit payable of $20.3 million. The table above assumes that Mr. Gelfond will receive a lump sum payment of $20.3 million six months after retirement at the end of the term of his current employment agreement, which expires on December 31, 2025, in accordance with the terms of the SERP, although Mr. Gelfond has not informed the Company that he intends to retire at that time. (See Note 14 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1.)
(3)Represents total minimum annual rental payments due under the Company’s operating leases.
(4)The Federal Economic Development Loan will be repayable over 60 months, with repayments estimated to begin in January 2024. (Refer to “Borrowings — Convertible Notes and Other Borrowings, Net” in Note 6 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1.)
(5)The Convertible Notes bear interest at a rate of 0.500% per annum on the principal of $230.0 million, payable semi-annually in arrears on April 1 and October 1 of each year. The Convertible Notes will mature on April 1, 2026, unless earlier repurchased, redeemed or converted. (Refer to “Borrowings — Convertible Notes and Other Borrowings, Net” in Note 6 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1.)

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

RECENTLY ISSUED ACCOUNTING STANDARDS

Refer to Note 2 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 for a discussion of recently issued accounting standards and their impact on the Company’s Condensed Consolidated Financial Statements.

NON-GAAP FINANCIAL MEASURES

GAAP refers to generally accepted accounting principles in the United States of America. In this report, the Company presents financial measures in accordance with GAAP and also on a non-GAAP basis under the SEC regulations. Specifically, the Company presents the following non-GAAP financial measures as supplemental measures of its performance:

•Adjusted net income or loss attributable to common shareholders;

•Adjusted net income or loss attributable to common shareholders per basic and diluted share;

•EBITDA; and

•Adjusted EBITDA per Credit Facility.

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

	Three Months Ended June 30,
	2024		2023
(In thousands of U.S. Dollars, except per share amounts)	Net Income	Per Share	Net Income	Per Share
Net income attributable to common shareholders	$3,583	$0.07	$8,351	$0.15
Adjustments(1):
Share-based compensation	6,647	0.12	6,511	0.12
Unrealized investment gains	(32)	—	(27)	—
Tax impact on items listed above	(452)	(0.01)	(480)	(0.01)
Adjusted net income(1)	$9,746	$0.18	$14,355	$0.26

Weighted average shares outstanding — basic		52,633		54,591
Weighted average shares outstanding — diluted		53,428		55,320
(1)Reflects amounts attributable to common shareholders.

	Six Months Ended June 30,
	2024		2023
(In thousands of U.S. Dollars, except per diluted share amounts)	Net Income	Per Diluted Share	Net Income	Per Diluted Share
Net income attributable to common shareholders	$6,857	$0.13	$10,805	$0.20
Adjustments(1):
Share-based compensation	11,354	0.21	12,047	0.22
Unrealized investment gains	(62)	—	(72)	—
Transaction-related expenses	—	—	156	—
Restructuring and executive transition costs	—	—	1,353	0.02
Tax impact on items listed above	(462)	(0.01)	(909)	(0.02)
Adjusted net income(1)	$17,688	$0.33	$23,380	$0.42

Weighted average shares outstanding — basic		52,568		54,328
Weighted average shares outstanding — diluted		53,386		55,145
(1)Reflects amounts attributable to common shareholders.

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

EBITDA is defined as net income or loss excluding: (i) income tax expense or benefit; (ii) interest expense, net of interest income; (iii) depreciation and amortization, including film asset amortization; and (iv) amortization of deferred financing costs. Adjusted EBITDA per Credit Facility is defined as EBITDA excluding: (i) share-based and other non-cash compensation; (ii) realized and unrealized investment gains or losses; (iii) transaction-related expenses; (iv) restructuring and executive transition costs; and (v) write- downs, net of recoveries, including asset impairments and credit loss expense.

Reconciliations of net income attributable to common shareholders, which is the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA per Credit Facility are presented in the tables below:

	Three Months Ended June 30, 2024
(In thousands of U.S. Dollars)	Attributable to Non-controlling Interests and Common Shareholders’	Less: Attributable to Non-controlling Interests	Attributable to Common Shareholders’
Reported net income	$5,073	$1,490	$3,583
Add (subtract):
Income tax (recovery) expense	(3,997)	543	(4,540)
Interest expense, net of interest income	1,229	(119)	1,348
Depreciation and amortization, including film asset amortization	18,838	1,382	17,456
Amortization of deferred financing costs(1)	492	—	492
EBITDA	21,635	3,296	18,339
Share-based and other non-cash compensation	6,970	218	6,752
Unrealized investment gains	(32)	—	(32)
Write-downs, including asset impairments and credit loss expense	2,428	637	1,791
Adjusted EBITDA per Credit Facility	$31,001	$4,151	$26,850
(1)The amortization of deferred financing costs is recorded within Interest Expense in the Condensed Consolidated Statements of Operations.

	Twelve Months Ended June 30, 2024
(In thousands of U.S. Dollars)	Attributable to Non-controlling Interests and Common Shareholders	Less: Attributable to Non-controlling Interests	Attributable to Common Shareholders
Reported net income	$28,823	$7,436	$21,387
Add (subtract):
Income tax expense	5,867	1,975	3,892
Interest expense, net of interest income	3,037	(526)	3,563
Depreciation and amortization, including film asset amortization	66,826	5,133	61,693
Amortization of deferred financing costs(1)	1,969	—	1,969
EBITDA	106,522	14,018	92,504
Share-based and other non-cash compensation	23,450	540	22,910
Unrealized investment gains	(455)	(93)	(362)
Transaction-related expenses	3,413	208	3,205
Write-downs, including asset impairments and credit loss expense	4,305	830	3,475
Restructuring and executive transition costs	1,593	258	1,335
Adjusted EBITDA per Credit Facility	$138,828	$15,761	$123,067
(1)The amortization of deferred financing costs is recorded within Interest Expense in the Condensed Consolidated Statements of Operations.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands of U.S. Dollars)	2024	2023	2024	2023
Total Selling, general and administrative expenses	$37,564	$38,906	$68,821	$73,054
Less: Share-based compensation	(6,506)	(6,469)	(10,843)	(11,665)
Total Selling, general and administrative expenses, excluding share-based compensation	$31,058	$32,437	$57,978	$61,389

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

Certain of the Company’s PRC subsidiaries held approximately RMB 313.7 million ($44.0 million) in cash and cash equivalents as of June 30, 2024 (December 31, 2023 — RMB 213.0 million or $30.0 million) and are required to transact locally in RMB. Foreign currency exchange transactions, including the remittance of any funds into and out of the PRC, are subject to controls and require the approval of the China State Administration of Foreign Exchange to complete. Any developments relating to the Chinese economy and any actions taken by the Chinese government are beyond the control of the Company; however, the Company monitors and manages its capital and liquidity requirements to ensure compliance with local regulatory and policy requirements. (Refer to “Risk Factors – The Company faces risks in connection with its significant presence in China and the continued expansion of its business there” in Part II, Item 1A. of this Form 10-Q.)

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

For the three and six months ended June 30, 2024, the Company recorded foreign exchange net losses of $0.2 million and $0.5 million, respectively, resulting from changes in exchange rates related to foreign currency denominated monetary assets and liabilities (2023 — net losses of $0.5 million and $0.6 million, respectively).

The Company has entered into a series of foreign currency forward contracts to manage the risks associated with the volatility of foreign currencies. Certain of these foreign currency forward contracts met the criteria required for hedge accounting under the Derivatives and Hedging Topic of the FASB ASC at inception, and continue to meet hedge effectiveness tests as of June 30, 2024, with settlement dates throughout 2024 and 2025. Foreign currency derivatives are recognized and measured in the Condensed Consolidated Balance Sheets at fair value. Changes in the fair value (i.e., gains or losses) are recognized in the Condensed Consolidated Statements of Operations except for derivatives designated and qualifying as foreign currency cash flow hedging instruments. The Company currently has cash flow hedging instruments associated with Selling, General and Administrative Expenses. For foreign currency cash flow hedging instruments related to Selling, General and Administrative Expenses, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported within Accumulated Other Comprehensive Income (Loss) and reclassified to the Condensed Consolidated Statements of Operations when the forecasted transaction occurs. Any ineffective portion is recognized immediately in the Condensed Consolidated Statements of Operations.

The notional value of foreign currency cash flow hedging instruments that qualify for hedge accounting as of June 30, 2024 was $39.4 million (December 31, 2023 — $40.6 million). Losses of $0.4 million and $1.3 million were recorded to Other Comprehensive Loss with respect to the change in fair value of these contracts for the three and six months ended June 30, 2024, respectively (2023 — gains of $0.7 million and $0.8 million, respectively). Losses of $0.1 million and $0.1 million were reclassified from Accumulated Other Comprehensive Loss to Selling, General and Administrative Expenses for the three and six months ended June 30, 2024, respectively, (2023 — loss of $0.1 million and $0.5 million, respectively). The Company currently does not hold any derivatives which are not designated as hedging instruments.

For all derivative instruments, the Company is subject to counterparty credit risk to the extent that the counterparty may not meet its obligations to the Company. To manage this risk, the Company enters into derivative transactions only with major financial institutions.

As of June 30, 2024, the Company’s Financing Receivables and working capital items denominated in Canadian Dollars, RMB, Japanese Yen, Euros and other foreign currencies translated into U.S. Dollars was $160.1 million. Assuming a 10% appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates as of June 30, 2024, the potential change in the fair value of foreign currency-denominated financing receivables and working capital items would have been $16.0 million. A significant portion of the Company’s Selling, General, and Administrative Expenses is denominated in Canadian Dollars. Assuming a 1% change appreciation or depreciation in foreign currency exchange rates as of June 30, 2024, the potential change in the amount of Selling, General, and Administrative Expenses would be $0.2 million.

Interest Rate Risk Management

The Company’s earnings may also be affected by changes in interest rates due to the impact those changes have on its interest income from cash, and its interest expense from variable-rate borrowings that may be made under the Credit Facility.

As of June 30, 2024, the Company had drawn down $54.0 million on its Credit Facility (December 31, 2023 — $24.0 million), and $nil on its HSBC China Facility (December 31, 2023 — $nil) and $nil on its Bank of China Facility (December 31, 2023 — nil), which are subject to variable effective interest rates.

The Company had variable rate debt instruments representing 11.0% and 5.0% of its total liabilities as of June 30, 2024 and December 31, 2023, respectively. If the interest rates available to the Company increased by 10%, the Company’s interest expense would increase by $0.4 million and interest income from cash would increase by $0.3 million. These amounts are determined by considering the impact of the hypothetical interest rates on the Company’s variable rate debt and cash balances as of June 30, 2024.

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

The Company’s management, with the participation of its CEO and its CFO, has evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of June 30, 2024 and has concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. The Company will continue to periodically evaluate its disclosure controls and procedures and will make modifications from time to time as deemed necessary to ensure that information is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting which occurred during the three months ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

Refer to Note 7 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 for information regarding legal proceedings involving the Company.

Item 1A. Risk Factors

This Form 10-Q should be read together with, and supplement, the risk factors in Item 1A “Risk Factors” in the Company’s 2023 Form 10-K, which describes various risks and uncertainties to which the Company is or may become subject. The risk factors described below update certain risk factors included in the Company’s 2023 Form 10-K in light of recent events. The below risk factors and the risk factors included in the Company’s 2023 Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect its business, financial condition and/or operating results.

The Company faces risks in connection with its significant presence in China and the continued expansion of its business there.

Greater China is the Company’s largest market by revenue, with approximately 26% of overall revenues generated from its Greater China operations for the six months ended June 30, 2024. As of June 30, 2024, the Company had 803 IMAX Systems operating in Greater China with an additional 263 systems in backlog, which represent 52% of the Company’s current backlog. Of the IMAX Systems currently scheduled to be installed in Greater China, 77% are under joint revenue sharing arrangements, which further increases the Company’s ongoing exposure to box office performance in this market.

The China market faces a number of risks, including a continued slow recovery from the COVID-19 pandemic, changes in laws and regulations, currency fluctuations, increased competition, and changes in economic conditions, including the risk of an economic downturn or recession, trade embargoes, restrictions or other barriers, as well as other conditions that may impact the Company’s exhibitor and studio partners, and consumer spending. The market’s slow recovery from the pandemic has caused some theatrical exhibitors in Mainland China, including several of the Company’s exhibitor partners, to experience financial difficulties which, in certain cases, has resulted in delays in meeting payment and theater system installation obligations to the Company. There are no guarantees that such financial difficulties will not continue, or that partner delays or failures to meet contractual obligations will not occur in the future, adversely impacting the Company’s future revenues and cash flows.

The Company does not believe that it is currently required to obtain any permission or approval from the China Securities Regulatory Commission, the Cyberspace Administration of China or any other regulatory authority in the PRC for its operations, but there can be no assurance that such permissions or approvals would not be required in the future and, if required, that they would be granted in a timely manner, on acceptable terms, or at all. Furthermore, PRC regulators, including the Cyberspace Administration of China, the Ministry of Industry and Information Technology, and the Ministry of Public Security, have been increasingly focused on regulation in data security and data protection. Regulatory requirements concerning data protection and cybersecurity, as well as other requirements concerning operations of foreign businesses, in the PRC are evolving, and their enactment timetable, interpretation and implementation involve significant uncertainties. To the extent any additional PRC laws and regulations become applicable to the Company, it may be subject to increased risks and uncertainties associated with the legal system in the PRC, including with respect to the enforcement of laws and the possibility of changes of rules and regulations with little or no advance notice.

Certain risks and uncertainties of doing business in China are solely within the control of the Chinese government, and Chinese law regulates both the scope of the Company’s continued expansion in China and the Company’s business within China. For instance, the Chinese government regulates the number, timing, and terms of Hollywood films released to the China market. A number of prominent Hollywood films were denied release dates in China in 2021 and 2022, including several films released in IMAX format in other markets. While significantly more Hollywood films were given release dates in China in 2023 and 2024, several of the prominent Hollywood sequels or franchise films released into China have underperformed their predecessors in that market. The Company cannot provide assurance that the Chinese government will continue to permit the release of Hollywood IMAX films in China or that the timing, number or performance of IMAX releases will be favorable to the Company. There are also uncertainties regarding the interpretation and application of laws and regulations and the enforceability of intellectual property and contract rights in China. If the Company were unable to navigate China’s regulatory environment, or if the Company were unable to enforce its intellectual property or contract rights in China, the Company’s business could be adversely impacted.

The worsening of United States–China political tensions could exacerbate any or all of these risks, and adverse developments in any of these areas could impact the Company’s future revenues and cash flows and could cause the Company to fail to achieve anticipated growth in Mainland China.

The Company may not convert all of its backlog into revenue and cash flows.

As of June 30, 2024, the Company’s backlog included 504 IMAX Systems, consisting of 177 IMAX Systems under sales or lease arrangements and 327 IMAX Systems under joint revenue sharing arrangements. The Company lists signed contracts for IMAX Systems for which revenue has not been recognized as backlog prior to the time of revenue recognition. The total value of the backlog represents all binding IMAX System sale or lease agreements scheduled to be installed in the future. Backlog value includes initial fees along with the estimated present value of contractual ongoing fees due over the term, and a variable consideration estimate for the IMAX Systems under sales arrangements, but excludes amounts allocated to maintenance and extended warranty revenues. Notwithstanding their legal obligations, some of the Company’s exhibition customers with which it has signed contracts may be delinquent in their contractual payments and/or not accept delivery of IMAX Systems that are included in the Company’s backlog. An economic or industry downturn may exacerbate exhibition customer liquidity constraints and the risk of customers not accepting delivery of IMAX Systems. Customers sometimes request that the Company agree to modify their obligations concerning systems in backlog, which the Company has agreed to do in the past under certain circumstances, and may agree to do in the future. Customer-requested delays in the installation of IMAX Systems in backlog remain a recurring and unpredictable part of the Company’s business. China’s slow recovery from the COVID-19 pandemic has caused several of the Company’s exhibition partners there to delay payment or theater system installation obligations to the Company. Any reduction or change in backlog could adversely affect the Company’s future revenues and cash flows.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On June 12, 2017, the Company announced that its Board of Directors approved a $200.0 million share repurchase program for its common shares that would have expired on June 30, 2020, which was subsequently extended for a 12-month period in 2020, 2021, and 2022 and increased in the total share repurchase authority to $400.0 million. In 2023, the Board of Directors approved a 36-month extension to the share repurchase program through June 30, 2026. As of June 30, 2024, the Company had $150.7 million available under the program. The repurchases may be made either in the open market or through private transactions, including repurchases made pursuant to a plan intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, subject to market conditions, applicable legal requirements, and other relevant factors. The Company has no obligation to repurchase shares and the share repurchase program may be suspended or discontinued by the Company at any time.

During the three months ended June 30, 2024, the Company repurchased 7,646 common shares at an average price of $14.98 per share for a total of $0.1 million, excluding commission. All share repurchases were made under the Company’s publicly announced program, and there are no other programs under which the Company repurchases shares.

The Company’s common share repurchase program activity for the three months ended June 30, 2024 was as follows:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum approximate dollar value of shares that may yet be purchased under the program
April 1 through April 30, 2024	—	$—	—	$150,834,924
May 1 through May 31, 2024	—	—	—	150,834,924
June 1 through June 30, 2024	7,646	14.98	7,646	150,724,352
Total	7,646	$14.98	7,646

In 2023, IMAX China's shareholders granted its Board of Directors a general mandate authorizing the Board, subject to applicable laws, to repurchase shares of IMAX China not to exceed 10% of the total number of issued shares as of June 7, 2023 (33,959,314 shares). This program expired on the date of the 2024 Annual General Meeting of IMAX China on June 7, 2024. During the 2024 Annual General Meeting, shareholders approved the repurchase of shares of IMAX China not to exceed 10% of the total number of shares as of June 7, 2024 (34,000,845 shares). This program will be valid until the 2025 Annual General Meeting of IMAX China. The repurchases may be made in the open market or through other means permitted by applicable laws. IMAX China has no obligation to repurchase its shares and the share repurchase program may be suspended or discontinued by IMAX China at any time. During the three months ended June 30, 2024, IMAX China repurchased 119,900 ordinary shares at an average price of HKD 7.43 per share ($0.95 per share) for a total of HKD 0.9 million ($0.1 million).

(Refer to Note 6 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 for a summary of the material terms and conditions of the Company’s revolving credit facility, which include a limitation of the amount of permitted share repurchases.)

Item 5.    Other Information

(a)None.

(b)None.

(c)Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5- 1 trading arrangement during the Company’s fiscal quarter ended June 30, 2024.

Item 6.    Exhibits

Exhibit No.	Description
10.1*+	Employment Agreement, dated as of January 9, 2023, between IMAX China (Hong Kong) Limited and Daniel Manwaring
10.2*+	Amendment Agreement to Employment Agreement, dated as of March 7, 2024, between IMAX China (Hong Kong) Limited and Daniel Manwaring
31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated July 24, 2024, by Richard L. Gelfond

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated July 24, 2024, by Natasha Fernandes

32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated July 24, 2024, by Richard L. Gelfond

32.2*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated July 24, 2024, by Natasha Fernandes

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.CAL	Inline XBRL Taxonomy Extension Schema Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101. PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*Filed herewith.
+Management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAX CORPORATION

Date: July 24, 2024	By:	/s/ NATASHA FERNANDES
Natasha Fernandes
Chief Financial Officer
(Principal Financial Officer)

Date: July 24, 2024	By:	/s/ ELIZABETH GITAJN
Elizabeth Gitajn
Senior Vice-President, Finance & Controller
(Chief Accounting Officer)