Form 10-Q
period 2024-09-30
IMAX CORP
filed 2024-10-30
CIK 921582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of September 30, 2024
Common Shares, no par value	52,682,641

IMAX CORPORATION

IMAX CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

IMAX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. Dollars, except share amounts)
(Unaudited)

	September 30,	December 31,
	2024	2023
Assets
Cash and cash equivalents	$104,504	$76,200
Accounts receivable, net of allowance for credit losses	114,193	136,259
Financing receivables, net of allowance for credit losses	123,459	127,154
Variable consideration receivables, net of allowance for credit losses	74,487	64,338
Inventories	37,612	31,584
Prepaid expenses	13,310	12,345
Film assets, net of accumulated amortization	9,127	6,786
Property, plant and equipment, net of accumulated depreciation	245,106	243,299
Other assets	22,981	20,879
Deferred income tax assets, net of valuation allowance	15,687	7,988
Goodwill	52,815	52,815
Other intangible assets, net of accumulated amortization	34,279	35,022
Total assets	$847,560	$814,669
Liabilities
Accounts payable	$26,018	$26,386
Accrued and other liabilities	111,283	111,013
Deferred revenue	53,676	67,105
Revolving credit facility borrowings, net of unamortized debt issuance costs	46,239	22,924
Convertible notes and other borrowings, net of unamortized discounts and debt issuance costs	230,038	229,131
Deferred income tax liabilities	12,521	12,521
Total liabilities	479,775	469,080
Commitments, contingencies and guarantees (see Note 7)
Non-controlling interests	674	658
Shareholders’ equity
Capital stock common shares — no par value. Authorized — unlimited number. 52,682,641 issued and outstanding (December 31, 2023 — 53,260,276 issued and outstanding)	394,603	389,048
Other equity	181,911	185,087
Statutory surplus reserve	3,932	3,932
Accumulated deficit	(279,993)	(292,845)
Accumulated other comprehensive loss	(11,015)	(12,081)
Total shareholders’ equity attributable to common shareholders	289,438	273,141
Non-controlling interests	77,673	71,790
Total shareholders’ equity	367,111	344,931
Total liabilities and shareholders’ equity	$847,560	$814,669

(See the accompanying notes, which are an integral part of these Condensed Consolidated Financial Statements.)

IMAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of U.S. Dollars, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues
Technology sales	$26,305	$18,273	$54,629	$65,455
Image enhancement and maintenance services	46,891	60,250	149,428	154,244
Technology rentals	16,122	23,008	48,766	62,612
Finance income	2,134	2,365	6,713	6,510
	91,452	103,896	259,536	288,821
Costs and expenses applicable to revenues
Technology sales	10,605	7,948	24,594	28,951
Image enhancement and maintenance services	23,087	26,646	73,371	69,470
Technology rentals	6,741	6,587	19,736	19,747
	40,433	41,181	117,701	118,168
Gross margin	51,019	62,715	141,835	170,653
Selling, general and administrative expenses	31,466	36,282	100,287	109,336
Research and development	(265)	2,771	3,953	7,388
Amortization of intangible assets	1,544	1,107	4,208	3,328
Credit loss (reversal) expense, net	(1,137)	523	(963)	1,589
Restructuring and executive transition costs	—	—	—	1,353
Income from operations	19,411	22,032	34,350	47,659
Realized and unrealized investment gains	32	364	94	436
Retirement benefits non-service expense	(109)	(77)	(323)	(232)
Interest income	625	738	1,720	1,838
Interest expense	(2,240)	(1,483)	(6,467)	(5,045)
Income before taxes	17,719	21,574	29,374	44,656
Income tax expense	(2,376)	(6,555)	(3,538)	(14,901)
Net income	15,343	15,019	25,836	29,755
Net income attributable to non-controlling interests	(1,447)	(3,029)	(5,083)	(6,960)
Net income attributable to common shareholders	$13,896	$11,990	$20,753	$22,795

Net income per share attributable to common shareholders:
Basic	$0.26	$0.22	$0.39	$0.42
Diluted	$0.26	$0.22	$0.39	$0.41

Weighted average shares outstanding (in thousands):
Basic	52,682	54,618	52,605	54,424
Diluted	54,089	55,535	53,628	55,261

(See the accompanying notes, which are an integral part of these Condensed Consolidated Financial Statements.)

IMAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands of U.S. Dollars)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income	$15,343	$15,019	$25,836	$29,755
Other comprehensive income (loss) before tax
Unrealized net gain (loss) from cash flow hedging instruments	337	(1,048)	(944)	(226)
Realized net loss from cash flow hedging instruments	162	174	240	636
Foreign currency translation adjustments	3,775	1,060	2,779	(6,559)
Defined benefit and postretirement benefit plans	(149)	(176)	(547)	(528)
Total other comprehensive income (loss) before tax	4,125	10	1,528	(6,677)
Income tax (expense) benefit related to other comprehensive income (loss)	(92)	274	328	30
Other comprehensive income (loss), net of tax	4,033	284	1,856	(6,647)
Comprehensive income	19,376	15,303	27,692	23,108
Comprehensive income attributable to non-controlling interests	(2,521)	(3,328)	(5,872)	(5,104)
Comprehensive income attributable to common shareholders	$16,855	$11,975	$21,820	$18,004

(See the accompanying notes, which are an integral part of these Condensed Consolidated Financial Statements.)

IMAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. Dollars)
(Unaudited)

	Nine Months Ended
	September 30,
	2024	2023
Operating Activities
Net income	$25,836	$29,755
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	48,902	46,477
Amortization of deferred financing costs	1,478	1,742
Credit loss (reversal) expense, net	(963)	1,589
Write-downs, including asset impairments	3,034	872
Deferred income tax benefit	(7,339)	(3,724)
Share-based and other non-cash compensation	17,261	17,830
Unrealized foreign currency exchange (gain) loss	(527)	52
Realized and unrealized investment gain	(94)	(436)
Changes in assets and liabilities:
Accounts receivable	23,001	(2,392)
Inventories	(6,181)	(13,771)
Film assets	(17,892)	(14,575)
Deferred revenue	(13,393)	(4,670)
Changes in other operating assets and liabilities	(13,771)	(4,141)
Net cash provided by operating activities	59,352	54,608
Investing Activities
Purchase of property, plant and equipment	(3,816)	(2,541)
Investment in equipment for joint revenue sharing arrangements	(21,728)	(10,705)
Acquisition of other intangible assets	(4,802)	(5,418)
Net cash used in investing activities	(30,346)	(18,664)
Financing Activities
Revolving credit facility borrowings	55,000	31,032
Repayments of revolving credit facility borrowings	(32,000)	(43,057)
Repayments of other borrowings	(489)	—
Proceeds from other borrowings	—	315
Repurchase of common shares	(18,102)	(4,263)
Taxes withheld and paid on employee stock awards vested	(4,978)	(6,458)
Common shares issued - stock options exercised	98	—
Principal payment under finance lease obligations	(480)	(480)
Dividends paid to non-controlling interests	—	(1,438)
Net cash used in financing activities	(951)	(24,349)
Effects of exchange rate changes on cash	249	607
Increase in cash and cash equivalents during period	28,304	12,202
Cash and cash equivalents, beginning of period	76,200	97,401
Cash and cash equivalents, end of period	$104,504	$109,603

(See the accompanying notes, which are an integral part of these Condensed Consolidated Financial Statements.)

IMAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands of U.S. Dollars)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Adjustments to capital stock:
Balance, beginning of period	$394,493	$390,238	$389,048	$376,715
Employee stock options exercised	98	—	98	—
Average carrying value of repurchased and retired common shares	—	(152)	(8,575)	(249)
Restricted share units vested, net of shares withheld for employee tax obligations	12	11	14,032	13,631
Balance, end of period	394,603	390,097	394,603	390,097
Adjustments to other equity:
Balance, beginning of period	176,632	175,374	185,087	185,678
Amortization of share-based payment expense - stock options	—	—	—	92
Amortization of share-based payment expense - restricted share units	3,318	2,557	10,864	9,881
Amortization of share-based payment expense - performance stock units	1,985	2,071	5,864	5,196
Restricted share units vested	(24)	(32)	(19,815)	(20,877)
Change in ownership interest related to IMAX China	—	—	(89)	—
Balance, end of period	181,911	179,970	181,911	179,970
Adjustments to statutory surplus reserve:
Balance, beginning of period	3,932	3,932	3,932	3,932
Balance, end of period	3,932	3,932	3,932	3,932
Adjustments to accumulated deficit:
Balance, beginning of period	(293,889)	(284,208)	(292,845)	(293,124)
Net income attributable to common shareholders	13,896	11,990	20,753	22,795
Common shares repurchased and retired	—	(100)	(7,901)	(1,989)
Balance, end of period	(279,993)	(272,318)	(279,993)	(272,318)
Adjustments to accumulated other comprehensive loss:
Balance, beginning of period	(13,974)	(14,622)	(12,081)	(9,846)
Other comprehensive income (loss), net of tax	2,959	(15)	1,066	(4,791)
Balance, end of period	(11,015)	(14,637)	(11,015)	(14,637)
Adjustments to non-controlling interests:
Balance, beginning of period	75,111	66,167	71,790	65,691
Net income attributable to non-controlling interests	1,431	3,100	5,067	7,021
Other comprehensive income (loss), net of tax	1,073	299	789	(1,856)
Share-based compensation attributable to non-controlling interests	58	140	52	288
Dividends paid to non-controlling shareholders of IMAX China	—	—	—	(1,438)
Change in ownership interest related to IMAX China common share repurchases	—	—	(25)	—
Balance, end of period	77,673	69,706	77,673	69,706
Total Shareholders’ Equity	$367,111	$356,750	$367,111	$356,750

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

These Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in the Company’s 2023 Annual Report on Form 10-K (the “2023 Form 10-K”), which should be consulted for a summary of the significant accounting policies adopted by the Company. These Condensed Consolidated Financial Statements are prepared following the same accounting policies disclosed in the 2023 Form 10-K.

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

The Company has interests in ten film production companies, which have been identified as VIEs. The Company is the primary beneficiary of and consolidates five of these entities as it has the power to direct the activities that most significantly impact the economic performance of the VIE, and it has the obligation to absorb losses or the right to receive benefits from the respective VIE that could potentially be significant. The majority of the assets relating to these production companies are held by the IMAX Original Film Fund (the “Original Film Fund”) as described in Note 16. The Company does not consolidate the other five film production companies because it does not have the power to direct their activities and it does not have the obligation to absorb the majority of the expected losses or the right to receive expected residual returns. The Company uses the equity method of accounting for these entities, which are not material to the Company’s Condensed Consolidated Financial Statements. A change in the value of an equity method investment that is other than temporary is recognized in the Condensed Consolidated Statements of Operations.

As of September 30, 2024 and December 31, 2023, total assets and liabilities of the Company’s consolidated VIEs are as follows:

	September 30,	December 31,
(In thousands of U.S. Dollars)	2024	2023
Total assets	$1,449	$1,425
Total liabilities	$246	$246

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

In December 2023, the FASB issued Accounting Standard Update No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). The amendments in ASU 2023-09 improve the transparency of income tax disclosures by requiring (i) consistent categories and greater disaggregation of information in the rate reconciliation, and (ii) income taxes paid disaggregated by jurisdiction. ASU 2023-09 will be effective for the Company’s year ended December 31, 2025. The Company is in the process of evaluating the impact of this ASU on its Consolidated Financial Statements.

The Company considers the applicability and impact of all recently issued FASB accounting standard codification updates. Accounting standard updates that are not noted above were assessed and determined to be not applicable or not significant to the Company’s Condensed Consolidated Financial Statements for the period ended September 30, 2024.

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

The following tables summarize the activity in the allowance for credit losses related to Accounts Receivable for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended				Nine Months Ended
	September 30, 2024				September 30, 2024
(In thousands of U.S. Dollars)	Theater Operators	Studios	Other	Total	Theater Operators	Studios	Other	Total
Beginning balance	$14,095	$651	$1,080	$15,826	$14,355	$616	$1,006	$15,977
Current period (reversal) provision, net	(2,079)	600	(13)	(1,492)	(2,120)	638	61	(1,421)
Write-offs, net of recoveries	—	—	—	—	(178)	(3)	—	(181)
Foreign exchange	118	—	—	118	77	—	—	77
Ending balance	$12,134	$1,251	$1,067	$14,452	$12,134	$1,251	$1,067	$14,452

	Three Months Ended				Nine Months Ended
	September 30, 2023				September 30, 2023
(In thousands of U.S. Dollars)	Theater Operators	Studios	Other	Total	Theater Operators	Studios	Other	Total
Beginning balance	$11,640	$894	$1,486	$14,020	$11,144	$1,699	$1,276	$14,119
Current period provision (reversal), net	1,953	100	(463)	1,590	3,392	(699)	(253)	2,440
Write-offs, net of recoveries	(405)	—	—	(405)	(1,202)	—	—	(1,202)
Foreign exchange	(84)	—	—	(84)	(230)	(6)	—	(236)
Ending balance	$13,104	$994	$1,023	$15,121	$13,104	$994	$1,023	$15,121

For the three and nine months ended September 30, 2024, the Company’s allowance for current expected credit losses related to Accounts Receivable decreased by $1.4 million and $1.5 million, respectively.

For the three and nine months ended September 30, 2023, the Company’s allowance for current expected credit losses related to Accounts Receivable increased by $1.1 million and $1.0 million, respectively.

Financing Receivables

Financing receivables are due from theater operators and consist of the Company’s net investment in sales-type leases and receivables associated with financed sales of IMAX Systems. As of September 30, 2024 and December 31, 2023, financing receivables consist of the following:

	September 30,	December 31,
(In thousands of U.S. Dollars)	2024	2023
Net investment in leases:
Gross minimum payments due under sales-type leases	$29,612	$30,459
Unearned finance income	(1,033)	(467)
Present value of minimum payments due under sales-type leases	28,579	29,992
Allowance for credit losses	(517)	(453)
Net investment in leases	28,062	29,539
Financed sales receivables:
Gross minimum payments due under financed sales	131,652	135,684
Unearned finance income	(26,751)	(28,452)
Present value of minimum payments due under financed sales	104,901	107,232
Allowance for credit losses	(9,504)	(9,617)
Net financed sales receivables	95,397	97,615
Total financing receivables	$123,459	$127,154

Net financed sales receivables due within one year	$33,452	$32,031
Net financed sales receivables due after one year	61,945	65,584
Total financed sales receivables	$95,397	$97,615

As of September 30, 2024 and December 31, 2023, the weighted-average remaining lease term and weighted-average interest rate associated with the Company’s sales-type lease arrangements and financed sales receivables, as applicable, are as follows:

	September 30,	December 31,
(In thousands of U.S. Dollars)	2024	2023
Weighted-average remaining lease term (in years):
Sales-type lease arrangements	8.5	8.3
Weighted-average interest rate
Sales-type lease arrangements	7.47%	7.88%
Financed sales receivables	8.94%	8.97%

The tables below provide information on the Company’s net investment in leases by credit quality indicator as of September 30, 2024 and December 31, 2023. The amounts disclosed for each credit quality classification are determined on a customer-by-customer basis as per the origination year of the relationship, and include both billed and unbilled amounts.

(In thousands of U.S. Dollars)	By Origination Year
As of September 30, 2024	2024	2023	2022	2021	2020	Prior	Total
Net investment in leases:
Credit quality classification:
In good standing	$1,100	$2,954	$4,291	$6,042	$1,847	$1,049	$17,283
Credit Watch	—	—	—	—	—	—	—
Pre-approved transactions	—	—	426	2,669	1,495	6,305	10,895
Transactions suspended	—	—	—	—	—	401	401
Total net investment in leases	$1,100	$2,954	$4,717	$8,711	$3,342	$7,755	$28,579

(In thousands of U.S. Dollars)	By Origination Year
As of December 31, 2023	2023	2022	2021	2020	2019	Prior	Total
Net investment in leases:
Credit quality classification:
In good standing	$2,435	$3,262	$6,241	$2,173	$1,677	$1,138	$16,926
Credit Watch	—	490	—	—	—	313	803
Pre-approved transactions	—	—	3,462	1,182	5,221	1,997	11,862
Transactions suspended	—	—	—	—	—	401	401
Total net investment in leases	$2,435	$3,752	$9,703	$3,355	$6,898	$3,849	$29,992

The tables below provide information on the Company’s financed sales receivables by credit quality indicator as of September 30, 2024 and December 31, 2023. The amounts disclosed for each credit quality classification are determined on a customer-by-customer basis as per the origination year of the relationship, and include both billed and unbilled amounts.

(In thousands of U.S. Dollars)	By Origination Year
As of September 30, 2024	2024	2023	2022	2021	2020	Prior	Total
Financed sales receivables:
Credit quality classification:
In good standing	$611	$8,713	$5,888	$6,295	$5,214	$50,643	$77,364
Credit Watch	—	—	—	—	—	1,054	1,054
Pre-approved transactions	—	466	348	2,791	1,560	8,114	13,279
Transactions suspended	—	158	—	602	149	12,295	13,204
Total financed sales receivables	$611	$9,337	$6,236	$9,688	$6,923	$72,106	$104,901

(In thousands of U.S. Dollars)	By Origination Year
As of December 31, 2023	2023	2022	2021	2020	2019	Prior	Total
Financed sales receivables:
Credit quality classification:
In good standing	$6,660	$5,921	$5,961	$5,415	$8,058	$44,870	$76,885
Credit Watch	—	30	—	—	317	796	1,143
Pre-approved transactions	607	313	2,619	1,455	2,084	8,508	15,586
Transactions suspended	—	—	728	345	1,546	10,999	13,618
Total financed sales receivables	$7,267	$6,264	$9,308	$7,215	$12,005	$65,173	$107,232

The following tables provide an aging analysis for the Company’s net investment in leases and financed sales receivables as of September 30, 2024 and December 31, 2023:

	As of September 30, 2024
(In thousands of U.S. Dollars)	Accrued and Current	30-89 Days	90+ Days	Billed	Unbilled	Recorded Receivable	Allowance for Credit Losses	Net
Net investment in leases	$108	$176	$1,606	$1,890	$26,689	$28,579	$(517)	$28,062
Financed sales receivables	1,426	2,671	13,490	17,587	87,314	104,901	(9,504)	95,397
Total	$1,534	$2,847	$15,096	$19,477	$114,003	$133,480	$(10,021)	$123,459

	As of December 31, 2023
(In thousands of U.S. Dollars)	Accrued and Current	30-89 Days	90+ Days	Billed	Unbilled	Recorded Receivable	Allowance for Credit Losses	Net
Net investment in leases	$293	$212	$4,598	$5,103	$24,889	$29,992	$(453)	$29,539
Financed sales receivables	1,535	1,196	10,704	13,435	93,797	107,232	(9,617)	97,615
Total	$1,828	$1,408	$15,302	$18,538	$118,686	$137,224	$(10,070)	$127,154

The following tables provide information about the Company’s net investment in leases and financed sale receivables with billed amounts past due for which it continues to accrue finance income as of September 30, 2024 and December 31, 2023. The amounts disclosed for each credit quality classification are determined on a customer-by-customer basis and include both billed and unbilled amounts.

	As of September 30, 2024
(In thousands of U.S. Dollars)	Accrued and Current	30-89 Days	90+ Days	Billed	Unbilled	Allowance for Credit Losses	Net
Net investment in leases	$104	$114	$1,560	$1,778	$22,144	$(6)	$23,916
Financed sales receivables	650	966	8,872	10,488	32,120	(1,212)	41,396
Total	$754	$1,080	$10,432	$12,266	$54,264	$(1,218)	$65,312

	As of December 31, 2023
(In thousands of U.S. Dollars)	Accrued and Current	30-89 Days	90+ Days	Billed	Unbilled	Allowance for Credit Losses	Net
Net investment in leases	$259	$212	$4,598	$5,069	$22,651	$(9)	$27,711
Financed sales receivables	798	782	10,517	12,097	33,552	(1,198)	44,451
Total	$1,057	$994	$15,115	$17,166	$56,203	$(1,207)	$72,162

The following table provides information about the Company’s net investment in leases and financed sale receivables that are on nonaccrual status as of September 30, 2024 and December 31, 2023:

	As of September 30, 2024			As of December 31, 2023
(In thousands of U.S. Dollars)	Recorded Receivable	Allowance for Credit Losses	Net	Recorded Receivable	Allowance for Credit Losses	Net
Net investment in leases	$401	$(401)	$—	$401	$(401)	$—
Net financed sales receivables	27,538	(8,988)	18,550	29,204	(8,884)	20,320
Total	$27,939	$(9,389)	$18,550	$29,605	$(9,285)	$20,320

For the three and nine months ended September 30, 2024 and 2023, the Company did not recognize Finance Income related to the net investment in leases on non-accrual status.

For the three and nine months ended September 30, 2024, the Company recognized $0.4 million and $1.0 million, respectively (2023 — less than $0.1 million and $0.2 million, respectively) in Finance Income related to the financed sales receivables in nonaccrual status.

The following tables summarize the activity in the allowance for credit losses related to the Company’s net investment in leases and financed sale receivables for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	September 30, 2024		September 30, 2024
(In thousands of U.S. Dollars)	Net Investment in Leases	Net Financed Sales Receivables	Net Investment in Leases	Net Financed Sales Receivables
Beginning balance	$450	$9,625	$453	$9,617
Current period provision (reversal), net	67	(148)	70	(135)
Foreign exchange	—	27	(6)	22
Ending balance	$517	$9,504	$517	$9,504

	Three Months Ended		Nine Months Ended
	September 30, 2023		September 30, 2023
(In thousands of U.S. Dollars)	Net Investment in Leases	Net Financed Sales Receivables	Net Investment in Leases	Net Financed Sales Receivables
Beginning balance	$689	$11,027	$776	$10,945
Current period reversal, net	11	(1,075)	(70)	(862)
Foreign exchange	(20)	119	(26)	(12)
Ending balance	$680	$10,071	$680	$10,071

For the three and nine months ended September 30, 2024, the Company’s allowance for current expected credit losses related to its net investment in leases increased by $0.1 million, respectively, and financed sale receivables decreased by $0.1 million, respectively.

For the three and nine months ended September 30, 2023, the Company’s allowance for current expected credit losses related to its net investment in leases decreased by less than $0.1 million and $0.1 million, respectively, and financed sale receivables decreased by $1.0 million and $0.9 million, respectively.

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

The following table summarizes the activity in the Allowance for Credit Losses related to Variable Consideration Receivables for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
(In thousands of U.S. Dollars)	Theater Operators	Theater Operators	Theater Operators	Theater Operators
Beginning balance	$677	$705	$633	$610
Current period provision, net	116	37	160	134
Foreign exchange	3	(15)	3	(17)
Ending balance	$796	$727	$796	$727

For the three and nine months ended September 30, 2024, the Company’s allowance for current expected credit losses related to Variable Consideration Receivables increased by $0.1 million and $0.2 million, respectively (2023 — increased by less than $0.1 million and $0.1 million, respectively).

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

For the three and nine months ended September 30, 2024 and 2023, the components of lease expense recorded within Selling, General and Administrative Expenses are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands of U.S. Dollars)	2024	2023	2024	2023
Operating lease cost:
Amortization of operating lease assets	$505	$577	$1,614	$1,857
Interest on operating lease liabilities	178	177	503	573
Short-term and variable lease costs	67	125	264	425
Finance lease cost:
Amortization of finance lease assets	100	99	299	299
Interest on finance lease liabilities	3	10	17	38
Total lease cost	$853	$988	$2,697	$3,192

For the nine months ended September 30, 2024 and 2023, supplemental cash and non-cash information related to leases is as follows:

	Nine Months Ended
	September 30,
(In thousands of U.S. Dollars)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating leases	$2,116	$2,740
Finance leases	480	480
Supplemental disclosure of noncash leasing activities:
Right-of-use assets obtained in exchange for operating lease obligations	$456	$278

As of September 30, 2024 and December 31, 2023, supplemental balance sheet information related to leases is as follows:

		September 30,	December 31,
(In thousands of U.S. Dollars)		2024	2023
Assets:	Balance Sheet Location
Operating lease right-of-use assets	Property, plant and equipment	$9,393	$10,599
Finance lease right-of-use assets	Property, plant and equipment	1,121	1,420
Liabilities:	Balance Sheet Location
Operating lease liabilities	Accrued and other liabilities	$11,304	$12,702
Finance lease liabilities	Accrued and other liabilities	27	518

As of September 30, 2024 and December 31, 2023, the weighted-average remaining lease term and weighted-average interest rate associated with the Company’s leases are as follows:

	September 30,	December 31,
	2024	2023
Operating leases:
Weighted-average remaining lease term (years)	5.0	4.9
Weighted-average discount rate	5.82%	5.85%
Finance leases:
Weighted-average remaining lease term (years)	2.8	3.6
Weighted-average discount rate	6.00%	6.00%

As of September 30, 2024, the maturities of the Company’s operating and finance lease liabilities are as follows:

(In thousands of U.S. Dollars)	Operating Leases	Finance Leases
2024 (three months remaining)	$690	$35
2025	2,620	—
2026	2,534	—
2027	2,475	—
2028	2,478	—
Thereafter	2,205	—
Total lease payments	$13,002	$35
Less: interest expense	(1,698)	(8)
Present value of lease liabilities	$11,304	$27

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

The following lease payments are expected to be received by the Company for its sales-type leases and joint revenue sharing arrangements in each of the next four years and thereafter following the September 30, 2024 balance sheet date:

(In thousands of U.S. Dollars)	Sales-Type Leases	Joint Revenue Sharing Arrangements
2024 (three months remaining)	$788	$16
2025	3,089	27
2026	3,096	—
2027	3,026	—
2028	2,872	—
Thereafter	16,861	—
Total	$29,732	$43

5. Inventories

As of September 30, 2024 and December 31, 2023, Inventories consist of the following:

	September 30,	December 31,
(In thousands of U.S. Dollars)	2024	2023
Raw materials	$28,326	$27,660
Work-in-process	2,315	2,570
Finished goods	6,971	1,354
Total	$37,612	$31,584

As of September 30, 2024, Inventories include finished goods of $4.7 million (December 31, 2023 — $0.6 million) for which title had passed to the customers, but the criteria for revenue recognition were not met as of the balance sheet date.

During the three and nine months ended September 30, 2024, the Company recorded write-downs of $0.1 million and $0.3 million, respectively, (2023 — a recovery of $0.1 million and less than $0.1 million, respectively) in Costs and Expenses Applicable to Revenues ― Technology Sales.

6. Borrowings

Revolving Credit Facility Borrowings, Net

As of September 30, 2024 and December 31, 2023, Revolving Credit Facility Borrowings, Net includes the following:

	September 30,	December 31,
(In thousands of U.S. Dollars)	2024	2023
Wells Fargo Credit Facility borrowings	$47,000	$24,000
Unamortized debt issuance costs	(761)	(1,076)
Revolving Credit Facility Borrowings, net	$46,239	$22,924

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

The Credit Facility requires that the Company maintain a maximum Senior Secured Net Leverage Ratio (as defined in the Credit Agreement) of no greater than 3.25:1.00, on the last day of each Fiscal Quarter. The Senior Secured Net Leverage Ratio is the ratio of Total Debt (as defined in the Credit Agreement), secured by liens, net of unrestricted cash and cash equivalents held outside of the People’s Republic of China (the “PRC”) up to a maximum of $75.0 million, relative to Adjusted EBITDA per Credit Facility for the four prior quarters. The Senior Secured Net Leverage Ratio is calculated using Adjusted EBITDA per Credit Facility determined on a trailing twelve-month basis. The Company was in compliance with this requirement as of September 30, 2024 as the Senior Secured Net Leverage Ratio was 0.00:1.00.

Loans under the Credit Facility bear interest, at the Company’s option, at (i) Term Secure Overnight Financing Rate (“Term SOFR”), Eurocurrency Rate or Canadian Dollar Offered Rate (“CDOR”) plus a margin ranging from 1.00% to 1.75% per annum; or (ii) the U.S. base rate or the Canadian prime rate plus a margin ranging from 0.25% to 1.00% per annum, in each case depending on the Company’s total leverage ratio. In no event will Term SOFR, Eurocurrency Rate, or CDOR be less than 0.00% per annum.

As of September 30, 2024, borrowings under the Credit Facility were $47.0 million (December 31, 2023 — $24.0 million) and bear interest at Term SOFR, plus a margin of 1.75% per annum based on the Company’s total leverage ratio. The effective interest rate for the three and nine months ended September 30, 2024 was 7.13% and 7.06%, respectively.

The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit indebtedness, liens, asset sales, investments and restricted payments, in each case subject to negotiated exceptions and baskets. The Credit Agreement also contains customary representations, warranties and event of default provisions.

As of September 30, 2024, and December 31, 2023, the Company had no letters of credit or advance payment guarantees outstanding under the Credit Facility. As of September 30, 2024, the amount available for future borrowings under the Credit Facility was $253.0 million (December 31, 2023 — $276.0 million).

Foreign Exchange Facility

Within the Credit Facility, the Company is able to purchase foreign currency forward contracts and/or other swap arrangements. As of September 30, 2024, the net unrealized gain on the Company’s outstanding foreign currency forward contracts was $0.1 million, representing the amount by which the notional value of these forward contracts exceeded their fair value (December 31, 2023 — net unrealized gain of $0.8 million). As of September 30, 2024, the notional value of the Company’s outstanding foreign currency forward contracts was $31.8 million (December 31, 2023 — $40.6 million).

Bank of China Facility

In June 2022, IMAX (Shanghai) Multimedia Technology Co., Ltd. (“IMAX Shanghai”), one of the Company’s majority-owned subsidiaries in China, renewed its unsecured revolving facility with Bank of China for up to 200.0 million Chinese Renminbi (“RMB”) ($28.5 million), including RMB 10.0 million ($1.4 million) for letters of guarantee, to fund ongoing working capital requirements (the “Bank of China Facility”). The Bank of China Facility expired in September 2023, and has been renewed to February 21, 2025.

As of September 30, 2024, and December 31, 2023, there were no borrowings outstanding under the Bank of China Facility and outstanding letters of guarantee were RMB 0.2 million (less than $0.1 million).

As of September 30, 2024, the amount available for future borrowings under the Bank of China Facility was RMB 190.0 million ($27.1 million) and the amount available for letters of guarantee was RMB 9.8 million ($1.4 million). The amount available for future borrowings under the Bank of China Facility is not subject to a standby fee. The effective interest rate for the three and nine months ended September 30, 2024 was 0%, respectively (2023 — 3.85%, respectively).

HSBC China Facility

In June 2022, IMAX Shanghai entered into an unsecured revolving facility for up to RMB 200.0 million ($28.5 million) with HSBC Bank (China) Company Limited, Shanghai Branch to fund ongoing working capital requirements (the “HSBC China Facility”). As of September 30, 2024 and December 31, 2023, no borrowings were outstanding under the HSBC China Facility. As of September 30, 2024, the amount available for future borrowings under the HSBC China Facility was RMB 200.0 million ($28.5 million). The effective interest rate for the three and nine months ended September 30, 2024 was 0% (2023 — 3.88%).

NBC Facility

In October 2019, the Company entered into a $5.0 million facility with National Bank of Canada (the “NBC Facility”) fully insured by Export Development Canada for use solely in conjunction with the issuance of performance guarantees and letters of credit. On August 21, 2024, the Company renewed the NBC Facility to August 21, 2025. The NBC Facility is renewable on the same terms and conditions on an annual basis. The Company did not have any letters of credit or advance payment guarantees outstanding as of September 30, 2024 and December 31, 2023 under the NBC Facility.

Convertible Notes and Other Borrowings, Net

As of September 30, 2024 and December 31, 2023, Convertible Notes and Other Borrowings, Net includes the following:

	September 30,	December 31,
(In thousands of U.S. Dollars)	2024	2023
Convertible Notes	$230,000	$230,000
Unamortized discounts and debt issuance costs	(2,240)	(3,367)
Convertible Notes, net	227,760	226,633

Federal Economic Development Loan	2,733	3,200
Unaccreted interest benefit	(455)	(702)
Federal Economic Development Loan, net	2,278	2,498

Convertible Notes and Other Borrowings, net	$230,038	$229,131

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

Federal Economic Development Loan

The Company’s wholly-owned subsidiary, SSIMWAVE Inc., entered into a contribution agreement with the Federal Economic Development Agency for Southern Ontario (the “Federal Economic Development Loan”) on May 29, 2019, under which SSIMWAVE Inc. received $4.2 million Canadian Dollars ($3.2 million) by way of repayable contributions toward certain eligible projects costs. The contributions under the agreement covered 35% of the eligible and supported costs of SSIMWAVE between January 10, 2019 and December 31, 2022. The contributions were repayable over 60 months, with repayments beginning in January 2024 and an annual interest rate of 0%.

On January 1, 2024, SSIMWAVE Inc. was amalgamated into the Company. On January 4, 2024, the Federal Economic Development Loan was assigned to the Company with amendment to the repayment term. The contributions under the assigned agreement are repayable over 36 months beginning January 2024, with an annual interest rate of 0%.

The benefit of the interest-free loan has been determined by calculating the present value of the payments using a market-based interest rate and comparing this to the proceeds received. The benefit is recorded as the interest-free benefit of government funding within Interest Income on the Company’s Condensed Consolidated Statements of Operations. The obligation is being accreted to its maturity amount, resulting in an interest expense of $0.1 million and $0.2 million during the three and nine months ended September 30, 2024, respectively, which is being recorded within Interest Expense on the Company’s Condensed Consolidated Statements of Operations.

As of September 30, 2024, the Federal Economic Development Loan has a carrying value of $2.3 million, net of unaccreted interest benefit and is recorded within Convertible Notes and Other Borrowings, Net on the Company’s Condensed Consolidated Balance Sheets.

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

(i) In January 2004, the Company and IMAX Theatre Services Ltd., a subsidiary of the Company, commenced an arbitration seeking damages before the International Court of Arbitration of the International Chamber of Commerce (the “ICC”) with respect to the breach by Electronic Media Limited (“EML”) of its December 2000 agreement with the Company. In June 2004, the Company commenced a related arbitration before the ICC against EML’s affiliate, E-City Entertainment (I) PVT Limited (“E-City”). On March 27, 2008, the arbitration panel issued a final award in favor of the Company in the amount of $11.3 million, as well as an additional $2,512 each day in interest from October 1, 2007 until the date the award is paid. In July 2008, E-City commenced a proceeding in Mumbai, India seeking to prevent recognition of the ICC award in India. On March 10, 2017, the Supreme Court of India dismissed E-City’s petition. On March 29, 2017, the Company filed an Execution Application in the Bombay High Court seeking to enforce the ICC award against E-City and several related parties. On October 24, 2024, the Bombay High Court announced dismissal of the Company’s application, indicating that a written order will follow. To date, the Company has not received such order, and it fully intends to continue pursuing its rights and seeking to enforce the arbitration award. The Company has also taken steps to enforce the ICC final award outside of India. In December 2011, the Ontario Superior Court of Justice issued an order recognizing the final award and requiring E-City to pay the Company $30,000 to cover the costs of the application, and in May 2012, the New York Supreme Court recognized the Canadian judgment and entered it as a New York judgment.

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

Product Warranties

The Company’s accrual for product warranties, which is recorded within Accrued and Other Liabilities in the Condensed Consolidated Balance Sheets, was less than $0.1 million as of September 30, 2024 and December 31, 2023, respectively.

Director and Officer Indemnifications

The Company’s by-laws contain an indemnification of its directors/officers, former directors/officers, and persons who have acted at its request to be a director/officer of an entity in which the Company is a shareholder or creditor, to indemnify them, to the extent permitted by the Canada Business Corporations Act, against expenses (including legal fees), judgments, fines and any amounts actually and reasonably incurred by them in connection with any action, suit or proceeding in which the directors and/or officers are sued as a result of their service, if they acted honestly and in good faith with a view to the best interests of the Company. In addition, the Company has entered into indemnification agreements with each of its directors in order to effectuate the foregoing. The nature of the indemnification prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to counterparties. The Company has purchased directors’ and officers’ liability insurance. No amount has been accrued in the Company’s Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023, with respect to this indemnity.

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

8. Condensed Consolidated Statements of Operations – Supplemental Information

Selling Expenses

The following table summarizes the Company’s selling expenses, including sales commissions and marketing and other, which are recognized within Costs and Expenses Applicable to Revenues in the Condensed Consolidated Statements of Operations, for three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024		2023
(In thousands of U.S. Dollars)	Sales Commissions	Marketing and Other	Sales Commissions	Marketing and Other
Technology sales(1)	$258	$139	$301	$347
Image enhancement and maintenance services(2)	—	5,172	—	2,744
Technology rentals(3)	128	811	38	469
Total	$386	$6,122	$339	$3,560
(1)Sales commissions paid prior to the recognition of the related revenue are deferred and recognized upon the client acceptance of the IMAX System. Direct advertising and marketing costs for each IMAX System are expensed as incurred.
(2)Film exploitation costs, including advertising and marketing costs, are expensed as incurred.
(3)Sales commissions related to joint revenue sharing arrangements accounted for as operating leases are recognized in the month they are earned by the salesperson, which is typically the month in which the IMAX System is installed, and are subject to subsequent performance-based adjustments. Direct advertising and marketing costs for each IMAX System are expensed as incurred.

	Nine Months Ended September 30,
	2024		2023
(In thousands of U.S. Dollars)	Sales Commissions	Marketing and Other	Sales Commissions	Marketing and Other
Technology sales(1)	$684	$485	$861	$531
Image enhancement and maintenance services(2)	—	11,848	—	13,088
Technology rentals(3)	378	1,811	147	1,179
Total	$1,062	$14,144	$1,008	$14,798
(1)Sales commissions paid prior to the recognition of the related revenue are deferred and recognized upon the client acceptance of the IMAX System. Direct advertising and marketing costs for each IMAX System are expensed as incurred.
(2)Film exploitation costs, including advertising and marketing costs, are expensed as incurred.
(3)Sales commissions related to joint revenue sharing arrangements accounted for as operating leases are recognized in the month they are earned by the salesperson, which is typically the month in which the IMAX System is installed, and are subject to subsequent performance-based adjustments. Direct advertising and marketing costs for each IMAX System are expensed as incurred.

Foreign Exchange

Included in Selling, General and Administrative Expenses for the three and nine months ended September 30, 2024 are foreign currency net losses of $0.3 million and $0.8 million, respectively (2023 — net losses of $0.2 million and $0.8 million, respectively) resulting from changes in exchange rates related to foreign currency denominated monetary assets and liabilities. See Note 15 for additional information.

Collaborative Arrangements

Joint Revenue Sharing Arrangements

The accounting policy for the Company’s joint revenue sharing arrangements is disclosed in Note 2(o) of the Company’s audited Consolidated Financial Statements in its 2023 Form 10-K.

Revenue attributable to transactions arising between the Company and its customers under joint revenue sharing arrangements are recorded within Revenues — Technology Sales (for hybrid joint revenue sharing arrangements) and Revenues — Technology Rentals (for traditional joint revenue sharing arrangements). For the three and nine months ended September 30, 2024, such revenues totaled $15.9 million and $48.4 million, respectively (2023 — $23.1 million and $63.8 million, respectively).

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

Revenue attributable to transactions arising between the Company and its customers under IMAX Film Remastering and distribution arrangements are included in Revenues – Image Enhancement and Maintenance Services. For the three and nine months ended September 30, 2024, such revenues totaled $26.7 million and $77.7 million, respectively (2023 — $42.5 million and $101.8 million, respectively). See Note 12 for a disaggregated presentation of the Company’s revenues.

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

As of September 30, 2024, the Company is party to one co-produced film arrangement, which represents the VIE total assets balance of $1.4 million and liabilities balance of $0.2 million, and five other co-produced film arrangements, the terms of which are similar. The accounting policies relating to co-produced film arrangements are disclosed in Notes 2(a) and 3(o) of the Company’s audited Consolidated Financial Statements in its 2023 Form 10-K.

For the three and nine months ended September 30, 2024, an expense of $0.2 million and $3.2 million, respectively (2023 — $0.2 million and $0.5 million, respectively) attributable to transactions between the Company and other parties involved in the production of the films have been included in Costs and Expenses Applicable to Revenues ― Image Enhancement and Maintenance Services.

9. Condensed Consolidated Statements of Cash Flows – Supplemental Information

Changes in other operating assets and liabilities

	Nine Months Ended
	September 30,
(In thousands of U.S. Dollars)	2024	2023
Decrease (increase) in:
Financing receivables	$4,197	$5,096
Prepaid expenses	(2,185)	(1,767)
Variable consideration receivables	(10,308)	(14,990)
Other assets	(2,026)	(4,615)
(Decrease) increase in:
Accounts payable	(318)	12,523
Accrued and other liabilities	(3,131)	(388)
Total	$(13,771)	$(4,141)

Depreciation and amortization

	Nine Months Ended
	September 30,
(In thousands of U.S. Dollars)	2024	2023
Film assets	$18,659	$16,720
Property, plant and equipment:
Equipment supporting joint revenue sharing arrangements	17,011	17,228
Other property, plant and equipment(1)	6,440	6,937
Other intangible assets(2)	5,164	4,353
Other assets(3)	1,628	1,239
Total	$48,902	$46,477
(1)Includes the amortization of laser projection systems, camera, and lens upgrades recorded in Research and Development on the Condensed Consolidated Statements of Operations of $0.4 million in the nine months ended September 30, 2024 (2023 — $0.4 million).
(2)Includes the amortization of licenses and intellectual property recorded in Research and Development on the Condensed Consolidated Statements of Operations of $1.0 million in the nine months ended September 30, 2024 (2023 — $1.0 million).
(3)Includes the amortization of lessee incentives provided by the Company to its customers under joint revenue sharing arrangements.

Write-downs

	Nine Months Ended
	September 30,
(In thousands of U.S. Dollars)	2024	2023
Inventories	266	(27)
Property, plant and equipment:
Equipment supporting joint revenue sharing arrangements(1)	2,660	486
Other property, plant and equipment	55	3
Other intangible assets	44	—
Film assets	9	410
Total	$3,034	$872

(1) For the nine months ended September 30, 2024, the Company recorded charges of $2.7 million (2023 ― $0.5 million) in Costs and Expenses Applicable to Revenues ― Technology Rentals mostly related to the write-down of systems under joint revenue sharing arrangements resulting from contract amendments, as well as the permanent closure of one IMAX System.

Significant non-cash investing activities

	Nine Months Ended
	September 30,
(In thousands of U.S. Dollars)	2024	2023
Net increase (decrease) in accruals related to:
Investment in equipment supporting joint revenue sharing arrangements	$560	$(493)
Acquisition of other intangible assets	5	(31)
Purchases of property, plant and equipment(1)	(28)	117
Net amount	$537	$(407)
(1)Refer to Note 4 for supplemental disclosure of non-cash leasing activities.

10. Income Taxes

Income Tax Expense

For the three months ended September 30, 2024, the Company recorded an income tax expense of $2.4 million (2023 — tax expense of $6.6 million). The Company’s effective tax rate of 13.4% for the three months ended September 30, 2024 differs from the Canadian statutory rate of 26.5% primarily due to tax rate differences in foreign jurisdictions and a decrease in the valuation allowance, which was partially offset by an increase in tax reserves, tax return adjustments and withholding taxes. The Company’s effective tax rate of 30.4% for the three months ended September 30, 2023 differs from the Canadian statutory rate of 26.5% primarily due to tax rate differences in foreign jurisdictions, which was offset by an increase in the valuation allowance, tax return adjustments and withholding taxes.

For the nine months ended September 30, 2024, the Company recorded an income tax expense of $3.5 million (2023 — tax expense of $14.9 million). The Company’s effective tax rate of 12.0% for the nine months ended September 30, 2024 differs from the Canadian statutory rate of 26.5% primarily due to tax rate differences in foreign jurisdictions and a tax benefit related to an internal asset sale during the second quarter which was partially offset by an increase in the valuation allowance, tax reserves, tax return adjustments, withholding taxes and a shortfall in tax benefits related to share-based compensation. The Company’s effective tax rate of 33.4% for the nine months ended September 30, 2023 differs from the Canadian statutory rate of 26.5% primarily due to tax rate differences in foreign jurisdictions which was offset by an increase in the valuation allowance, tax return adjustments and withholding taxes.

In the nine months ended September 30, 2024, the Company completed an internal asset sale to more closely align its intellectual property ownership with its operations. In order to effect this internal asset sale, transactions between entities within the group resulted in capital gains for tax purposes. The tax expense related to the capital gain was partially offset by the reversal of the valuation allowance. Net deferred tax assets were also recorded on the transaction, resulting in a net tax benefit of $7.7 million.

As of September 30, 2024, the Company’s Condensed Consolidated Balance Sheets includes net deferred income tax assets of $15.7 million (December 31, 2023 — $8.0 million). Realization of net deferred tax assets is dependent upon generation of sufficient taxable income in future years to obtain benefit from the reversal of temporary differences, net operating loss carryforwards and tax credit carryforwards. The amount of net deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

As of September 30, 2024, the Company’s Condensed Consolidated Balance Sheets also include deferred tax liabilities of $12.5 million (December 31, 2023 — $12.5 million) primarily related to foreign withholding taxes associated with the remaining balance of non-repatriated historical earnings that will not be indefinitely reinvested outside of Canada.

Share Buyback Tax

Legislation to introduce a 2% tax on the value of certain share buybacks net of share issuances by publicly traded Canadian-resident corporations was enacted during the second quarter of 2024. The tax applies to net share repurchases on or after January 1, 2024, with certain exceptions. The tax is imposed on the repurchasing corporation itself and will be included in the cost basis of the repurchased treasury stock. The Company has recorded a tax liability in the amount of $0.1 million at September 30, 2024.

11. Capital Stock and Reserves

Share-Based Compensation

For the three and nine months ended September 30, 2024, share-based compensation expense totaled $5.4 million and $16.9 million, respectively (2023 — $5.2 million and $17.1 million, respectively) and is reflected in the following accounts in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands of U.S. Dollars, except rates)	2024	2023	2024	2023
Costs and expenses applicable to revenues	$251	$247	$726	$752
Selling, general and administrative expenses	5,036	4,865	15,879	16,537
Research and development	112	106	333	310
Executive transition costs	—	—	—	(499)
Total	$5,399	$5,218	$16,938	$17,100

The following table summarizes the Company’s share-based compensation expense (recovery) by each award type:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands of U.S. Dollars, except rates)	2024	2023	2024	2023
Stock Options	$—	$—	$—	$84
Restricted Share Units	3,111	2,686	9,986	9,880
Performance Stock Units	2,048	1,985	5,866	4,909
IMAX China Stock Options	—	—	—	12
IMAX China Long Term Incentive Plan Restricted Share Units	297	427	1,019	1,816
IMAX China Long Term Incentive Plan Performance Stock Units	(57)	120	67	399
	$5,399	$5,218	$16,938	$17,100

For the three and nine months ended September 30, 2024, the Company’s share-based compensation expense includes $0.1 million and $1.8 million related to restricted share units granted to non-employees (2023 — $nil and $1.7 million, respectively).

Stock Option Summary

The following table summarizes the activity under the Company’s Stock Option Plan (“SOP”) and the IMAX Corporation Second Amended and Restated Long-Term Incentive Plan (as may be amended, “IMAX LTIP”) for the nine months ended September 30, 2024 and 2023:

	Number of Shares		Weighted Average Exercise Price Per Share
	2024	2023	2024	2023
Stock options outstanding, beginning of period	3,329,422	3,604,739	$26.23	$26.36
Exercised	(4,687)	—	20.85	—
Expired	(607,114)	(275,317)	28.15	27.95
Cancelled	(1,768)	—	24.38	—
Stock options outstanding, end of period	2,715,853	3,329,422	25.81	26.23
Stock options exercisable, end of period	2,715,853	3,329,422	25.81	26.23

Stock options are no longer granted under the Company’s previously approved SOP.

IMAX LTIP Restricted Share Units (“RSU”) Summary

The following table summarizes the activity in respect of RSUs issued under the IMAX LTIP for the nine months ended September 30, 2024 and 2023:

	Number of Shares		Weighted Average Grant Date Fair Value Per Share
	2024	2023	2024	2023
RSUs outstanding, beginning of period	1,286,830	1,252,044	$18.53	$19.16
Granted	948,261	898,680	16.44	17.82
Vested and settled	(698,187)	(742,406)	18.67	18.68
Forfeited	(47,474)	(95,510)	18.08	19.22
RSUs outstanding, end of period	1,489,430	1,312,808	17.15	18.52

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

The amount and timing of compensation expense recognized for PSUs with Adjusted EBITDA targets is dependent upon management’s assessment of the likelihood of achieving these targets. If, as a result of management’s assessment, it is projected that a greater number of PSUs will vest than previously anticipated, a life-to-date adjustment to increase compensation expense is recorded in the period that such determination is made. Conversely, if, as a result of management’s assessment, it is projected that a lower number of PSUs will vest than previously anticipated, a life-to-date adjustment to decrease compensation expense is recorded in the period that such determination is made. The expense recognized in the nine months ended September 30, 2024 and 2023 includes adjustments reflecting management’s estimate of the number of Adjusted EBITDA PSUs expected to vest.

The following table summarizes the activity in respect of PSUs issued under the IMAX LTIP for the nine months ended September 30, 2024 and 2023:

	Number of Awards		Weighted Average Grant Date Fair Value Per Share
	2024	2023	2024	2023
PSUs outstanding, beginning of period	922,621	931,716	$19.16	$18.96
Granted(1)	580,336	585,602	17.97	17.69
Vested and settled(1)	(316,226)	(368,602)	19.71	16.92
Forfeited(2)	(85,764)	(215,376)	21.00	18.14
PSUs outstanding, end of period	1,100,967	933,340	18.32	19.16
(1)For the nine months ended September 30, 2024, the balance of shares granted includes 135,511 additional shares, at a weighted average grant date fair value per share of $19.71, as PSUs granted in 2021 with Adjusted EBITDA targets vested at 175% on account of full achievement of the targets.
(2)Forfeited PSUs include the TSR target awards issued in 2021 which did not vest as the market condition was not satisfied. Since the grant date, the Company recorded an expense of $1.5 million associated with these 68,850 shares which, despite the awards not vesting, will not be reversed into income.

As of September 30, 2024, the maximum number of common shares that may be issued with respect to PSUs outstanding is 1,876,792, assuming full achievement of the Adjusted EBITDA and TSR targets.

Issuer Purchases of Equity Securities

On June 12, 2017, the Company announced that its Board of Directors approved a $200.0 million share repurchase program for its common shares that would have expired on June 30, 2020, which was subsequently extended for a 12-month period in 2020, 2021, and 2023 and increased the total share repurchase authority to $400.0 million. In 2023, the Company’s Board of Directors approved a 36-month extension to its share repurchase program through June 30, 2026. As of September 30, 2024, the Company has $150.7 million available under the program. The repurchases may be made either in the open market or through private transactions, including repurchases made pursuant to a plan intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, subject to market conditions, applicable legal requirements, and other relevant factors. The Company has no obligation to repurchase shares and the share repurchase program may be suspended or discontinued by the Company at any time.

During the three months ended September 30, 2024, the Company did not have any repurchases of common shares. During the nine months ended September 30, 2024, the Company repurchased 1,166,370 common shares at an average price of $13.99 per share, for a total of $16.3 million, excluding commissions. During the three and nine months ended September 30, 2023, the Company repurchased 13,981 and 144,482 common shares, respectively, at an average price of $18.00 and $15.47 per share, for a total of $0.3 million and $2.2 million, respectively, excluding commissions. The repurchases for the nine months ended September 30, 2024 excludes repurchases of 108,393 shares, at an average price of $14.98 for a total of $1.6 million with trade dates in December 2023 (2023 — 140,000 shares at an average price of $14.45, for a total of $2.0 million, with trade dates in December 2022). During the nine months ended September 30, 2024 and 2023, there were no shares purchases in the administration of employee share-based plans.

As of September 30, 2024 and December 31, 2023, the IMAX LTIP trustee did not hold any shares. Any shares held with the trustee are recorded at cost and are reported as a reduction against Capital Stock on the Company’s Condensed Consolidated Balance Sheets.

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

During the three months ended September 30, 2024, IMAX China did not have any repurchases of common shares. During the nine months ended September 30, 2024, IMAX China repurchased 119,900 common shares, at an average price of HKD 7.43 per share ($0.95 per share) for a total of HKD 0.9 million ($0.1 million). IMAX China did not have any repurchases during the three and nine months ended September 30, 2023. The change in the non-controlling interest attributable to IMAX China as a result of common shares repurchased is recorded as a reduction to Non-Controlling Interests in the Condensed Consolidated Balance Sheets and the Condensed Consolidated Statements of Shareholders’ Equity. The difference between the consideration paid and the ownership interest obtained as a result of IMAX China share repurchases is recorded within Other Equity in the Condensed Consolidated Balance Sheets and the Condensed Consolidated Statements of Shareholders’ Equity.

Basic and Diluted Weighted Average Shares Outstanding

The following table reconciles the denominator of the basic and diluted weighted average share computations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2024	2023	2024	2023
Issued and outstanding, beginning of period	52,677	54,620	53,260	54,149
Weighted average number of shares issued (repurchased), net	5	(2)	(655)	275
Weighted average number of shares outstanding - basic	52,682	54,618	52,605	54,424

Weighted average effect of potential common shares, if dilutive	1,407	917	1,023	837
Weighted average number of shares outstanding - diluted	54,089	55,535	53,628	55,261

For the three and nine months ended September 30, 2024, the calculation of diluted weighted average shares outstanding excludes 2,192,874 and 2,769,499 shares, respectively (2023 — 3,395,488 and 3,398,228 shares, respectively) that are issuable upon the vesting or exercise of share-based compensation including: (i) nil and 10,798 RSUs, respectively (2023 — 29,702 and 32,442 RSUs, respectively), (ii) nil and 42,848 PSUs, respectively (2023 — 36,364 PSUs, respectively) and (iii) 2,192,874 and 2,715,853 stock options, respectively (2023 — 3,329,422 stock options, respectively), as the effect would be anti-dilutive.

The calculation of diluted weighted average shares outstanding for the three and nine months ended September 30, 2024 and 2023 also excludes any shares potentially issuable upon the conversion of the Convertible Notes as the average market price of the Company’s common shares during the period of time they were outstanding was less than the conversion price of the Convertible Notes.

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

12. Revenue from Contracts with Customers

Disaggregated Information About Revenue

The following tables summarize the Company’s Revenues by reportable segment and revenue stream type for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30, 2024
(In thousands of U.S. Dollars)	Technology Sales	Image Enhancement and Maintenance Services	Technology Rentals	Finance Income	Total
Content Solutions Segment:
Film Remastering and Distribution	$—	$26,687	$—	$—	$26,687
Other Content Solutions	—	3,356	86	—	3,442
	—	30,043	86	—	30,129
Technology Products and Services Segment:
System Sales	24,365	—	—	—	24,365
System Rentals	—	—	16,029	—	16,029
Maintenance	—	15,443	—	—	15,443
Finance Income	—	—	—	2,134	2,134
	24,365	15,443	16,029	2,134	57,971
Sub-total for reportable segments	24,365	45,486	16,115	2,134	88,100
All Other	1,940	1,405	7	—	3,352
Total	$26,305	$46,891	$16,122	$2,134	$91,452

	Nine Months Ended September 30, 2024
(In thousands of U.S. Dollars)	Technology Sales	Image Enhancement and Maintenance Services	Technology Rentals	Finance Income	Total
Content Solutions Segment
Film Remastering and Distribution	$—	$77,712	$—	$—	$77,712
Other Content Solutions	—	21,292	214	—	21,506
	—	99,004	214	—	99,218
Technology Products and Services Segment
System Sales	50,926	—	—	—	50,926
System Rentals	—	—	48,545	—	48,545
Maintenance	—	45,835	—	—	45,835
Finance Income	—	—	—	6,713	6,713
	50,926	45,835	48,545	6,713	152,019
Sub-total for reportable segments	50,926	144,839	48,759	6,713	251,237
All Other	3,703	4,589	7	—	8,299
Total	$54,629	$149,428	$48,766	$6,713	$259,536

	Three Months Ended September 30, 2023
(In thousands of U.S. Dollars)	Technology Sales	Image Enhancement and Maintenance Services	Technology Rentals	Finance Income	Total
Content Solutions Segment
Film Remastering and Distribution	$—	$42,481	$—	$—	$42,481
Other Content Solutions	—	1,733	—	—	1,733
	—	44,214	—	—	44,214
Technology Products and Services Segment
System Sales	16,443	—	—	—	16,443
System Rentals	—	—	23,008	—	23,008
Maintenance	—	14,353	—	—	14,353
Finance Income	—	—	—	2,365	2,365
	16,443	14,353	23,008	2,365	56,169
Sub-total for reportable segments	16,443	58,567	23,008	2,365	100,383
All Other	1,830	1,683	—	—	3,513
Total	$18,273	$60,250	$23,008	$2,365	$103,896

	Nine Months Ended September 30, 2023
(In thousands of U.S. Dollars)	Technology Sales	Image Enhancement and Maintenance Services	Technology Rentals	Finance Income	Total
Content Solutions Segment
Film Remastering and Distribution	$—	$101,772	$—	$—	$101,772
Other Content Solutions	—	5,833	—	—	5,833
	—	107,605	—	—	107,605
Technology Products and Services Segment
System Sales	60,296	—	—	—	60,296
System Rentals	—	—	62,612	—	62,612
Maintenance	—	42,395	—	—	42,395
Finance Income	—	—	—	6,510	6,510
	60,296	42,395	62,612	6,510	171,813
Sub-total for reportable segments	60,296	150,000	62,612	6,510	279,418
All Other	5,159	4,244	—	—	9,403
Total	$65,455	$154,244	$62,612	$6,510	$288,821

For the three and nine months ended September 30, 2024, revenues earned from Technology Sales include variable consideration of $8.2 million and $17.6 million, respectively (2023 — $4.0 million and $21.3 million, respectively). Variable consideration revenues represent an estimate of the contingent fees that may become due if certain annual minimum box office receipt thresholds are exceeded and are recorded as revenue in the period when the sale is recognized and may be adjusted in future periods based on actual results and changes in estimates over the term of the system agreement.

For the three and nine months ended September 30, 2024, revenues earned from leasing arrangements total $15.9 million and $48.4 million, respectively (2023 — $22.8 million and $65.6 million, respectively), including $16.0 million and $48.5 million, respectively, in Revenues ― Technology Rentals (2023 — $23.0 million and $62.6 million, respectively), and a reversal of $0.1 million in the three and nine months ended September 30, 2024, respectively, in Revenues ― Technology Sales (2023 — revenues of $0.2 million and $3.4 million, respectively).

Deferred Revenue

IMAX System sale and lease arrangements include a requirement for the Company to provide maintenance services over the life of the arrangement, some of which are subject to a consumer price index adjustment each year. In circumstances where customers prepay the entire term’s maintenance fee based on the original arrangement, additional payments are due to the Company for the years after its extended warranty and maintenance obligations expire. Payments, upon renewal each year, are either prepaid or made in arrears and can vary in frequency from monthly to annually. As of September 30, 2024, $17.9 million of consideration has been deferred in relation to outstanding maintenance services to be provided on existing maintenance contracts (December 31, 2023 — $22.8 million). Maintenance revenue is recognized evenly over the contract term which coincides with the period over which maintenance services are provided. In the event of customer default, any payments made by the customer may be retained by the Company.

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

During the three and nine months ended September 30, 2024, $11.5 million and $35.7 million of revenue, respectively, was recognized from the $67.1 million balance of deferred revenue as of December 31, 2023. During the three and nine months ended September 30, 2023, $18.3 million and $59.3 million of revenue, respectively, was recognized from the $70.9 million balance of deferred revenue as of December 31, 2022.

13. Segment Reporting

The Company’s Chief Executive Officer (“CEO”) is its CODM, as such term is defined under U.S. GAAP. The CODM assesses segment performance based on segment revenues and segment gross margins. Selling, general and administrative expenses, research and development costs, the amortization of intangible assets, provision for (reversal of) current expected credit losses, certain write-downs, interest income, interest expense, and income tax (expense) benefit are not allocated to the Company’s segments.

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

The following table presents the Company’s revenue and gross margin by reportable segment for the three months ended September 30, 2024 and 2023:

	Revenue(1)		Gross Margin
(In thousands of U.S. Dollars)	2024	2023	2024	2023
Content Solutions	$30,129	$44,214	$16,449	$26,407
Technology Products and Services	57,971	56,169	31,964	33,761
Sub-total for reportable segments	88,100	100,383	48,413	60,168
All Other(2)	3,352	3,513	2,606	2,547
Total	$91,452	$103,896	$51,019	$62,715
(1)The Company’s largest customer represents 13% of total Revenues for the three months ended September 30, 2024 (2023 — 11%). No single customer comprises more than 10% of the Company’s total Accounts Receivable as of September 30, 2024 and December 31, 2023.
(2)All Other includes the results from the Company's streaming and consumer technology business, as well as other ancillary activities.

The following table presents the Company’s revenue and gross margin by reportable segment for the nine months ended September 30, 2024 and 2023:

	Revenue(1)		Gross Margin
(In thousands of U.S. Dollars)	2024	2023	2024	2023
Content Solutions	$99,218	$107,605	$54,686	$64,397
Technology Products and Services	152,019	171,813	81,331	100,066
Sub-total for reportable segments	251,237	279,418	136,017	164,463
All Other(2)	8,299	9,403	5,818	6,190
Total	$259,536	$288,821	$141,835	$170,653
(1)The Company’s largest customer represents 11% of total Revenues for the nine months ended September 30, 2024 (2023 — 8%). No single customer comprises more than 10% of the Company’s total Accounts Receivable as of September 30, 2024 and December 31, 2023.
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

The following table summarizes the Company’s revenues by geographic area for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands of U.S. Dollars)	2024	2023	2024	2023
United States	$38,363	$33,216	$103,263	$92,768
Greater China	21,324	28,297	65,527	73,975
Asia (excluding Greater China)	16,930	18,042	35,643	44,649
Western Europe	3,741	13,849	28,440	43,827
Canada	1,687	4,387	7,254	15,685
Latin America	2,954	2,069	6,672	6,505
Rest of the World	6,453	4,036	12,737	11,412
Total	$91,452	$103,896	$259,536	$288,821

The United States, Greater China (which includes the mainland of the People’s Republic of China, Hong Kong, Macau, and Taiwan), Western Europe and Asia (excluding Greater China) each comprise greater than 10% of the Company’s total revenues for the three and nine months ended September 30, 2024 and 2023. respectively.

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

As of September 30, 2024, the Company’s projected benefit obligation under the SERP is $18.8 million (December 31, 2023 — $18.2 million). For the three and nine months ended September 30, 2024, the Company recorded interest costs of $0.2 million and $0.6 million, respectively, (2023 — $0.2 million and $0.6 million, respectively) related to the SERP. The Company expects to recognize additional interest costs of $0.2 million related to the SERP during the remainder of 2024. No contributions are expected to be made to the SERP in 2024.

Defined Contribution Pension Plan

The Company also maintains defined contribution plans for its employees, including its executive officers. The Company makes contributions to these plans on behalf of employees in an amount up to 5% of their base salary subject to certain prescribed maximums. During the three and nine months ended September 30, 2024, the Company contributed and recorded expense of $0.2 million and $1.1 million, respectively, (2023 — $0.3 million and $0.9 million, respectively) to its Canadian defined contribution plan and $0.2 million and $0.7 million, respectively, (2023 — $0.2 million and $0.7 million, respectively) to its defined contribution employee plan under Section 401(k) of the U.S. Internal Revenue Code.

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

As of September 30, 2024, the Company’s postretirement benefits obligation under this plan is $0.5 million (December 31, 2023 — $0.5 million). For the three and nine months ended September 30, 2024, the Company has recorded an expense of less than $0.1 million, respectively (2023 — less than $0.1 million, respectively) related to this plan.

Postretirement Benefits – Canadian Employees

The Company has an unfunded postretirement plan for its Canadian employees meeting specific eligibility requirements. The Company will provide eligible participants, upon retirement, with health and welfare benefits. As of September 30, 2024, the Company’s postretirement benefits obligation under this plan is $0.8 million (December 31, 2023 — $1.0 million). For the three and nine months ended September 30, 2024, the Company has recorded expense of less than $0.1 million, respectively, (2023 — less than $0.1 million and $0.1 million, respectively) related to this plan.

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

As of September 30, 2024, the benefit obligation related to the Retirement Plan was $4.2 million (December 31, 2023 — $4.1 million) and is recorded on the Company’s Condensed Consolidated Balance Sheets within Accrued and Other Liabilities. As the Retirement Plan is fully vested, the benefit obligation is measured at the present value of the benefits expected to be paid in the future with the accretion of interest recognized in the Condensed Consolidated Statements of Operations within Retirement Benefits Non-Service Expense.

The Retirement Plan is funded by an investment in company-owned life insurance (“COLI”), which is recorded at its fair value on the Company’s Condensed Consolidated Balance Sheets within Prepaid Expenses. As of September 30, 2024, fair value of the COLI asset was $3.6 million (December 31, 2023 — $3.5 million). Gains and losses resulting from changes in the cash surrender value of the COLI asset are recognized in the Condensed Consolidated Statements of Operations within Realized and Unrealized Investment Gains.

15. Financial Instruments

Financial Instruments

The Company’s cash is invested with various major financial institutions. The Company’s $104.5 million balance of cash and cash equivalents as of September 30, 2024 (December 31, 2023 — $76.2 million) includes $90.8 million in cash held outside of Canada (December 31, 2023 — $68.5 million), of which $49.9 million was held in the PRC (December 31, 2023 — $30.0 million).

Fair Value Measurements

The carrying values of the Company’s Cash and Cash Equivalents, Accounts Receivable, Accounts Payable and Accrued Liabilities due within one year approximate their fair values due to the short-term maturity of these instruments. Including these instruments, the Company’s financial instruments consist of the following:

	As of September 30, 2024		As of December 31, 2023
(In thousands of U.S. Dollars)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Level 1
Cash and cash equivalents(1)	$104,504	$104,504	$76,200	$76,200
Level 2
Net financed sales receivables(2)	$95,397	$95,160	$97,615	$96,500
Net investment in sales-type leases(2)	28,062	27,086	29,539	28,751
Equity securities(1)	1,000	1,000	1,000	1,000
COLI(4)	3,616	3,616	3,522	3,522
Foreign exchange contracts — designated forwards(3)	115	115	819	819
Wells Fargo Credit Facility borrowings(1)	(47,000)	(47,000)	(24,000)	(24,000)
Federal Economic Development Loan(3)	(2,278)	(2,278)	(2,498)	(2,498)
Convertible Notes(5)	(230,000)	(230,922)	(230,000)	(205,850)
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

The Company has entered into a series of foreign currency forward contracts to manage the risks associated with the volatility of foreign currencies. Certain of these foreign currency forward contracts met the criteria required for hedge accounting under the Derivatives and Hedging Topic of the FASB ASC at inception, and continue to meet hedge effectiveness tests as of September 30, 2024 (the “Foreign Currency Hedges”), with settlement dates throughout 2024 and 2025. Foreign currency derivatives are recognized and measured in the Condensed Consolidated Balance Sheets at fair value. Changes in the fair value (i.e., gains or losses) are recognized in the Condensed Consolidated Statements of Operations except for derivatives designated and qualifying as foreign currency cash flow hedging instruments. The Company currently has cash flow hedging instruments associated with Selling, General and Administrative Expenses. For foreign currency cash flow hedging instruments related to Selling, General and Administrative Expenses, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in Accumulated Other Comprehensive Loss and reclassified to the Condensed Consolidated Statements of Operations when the forecasted transaction occurs. Any ineffective portion is recognized immediately in the Condensed Consolidated Statements of Operations.

The notional value of foreign currency cash flow hedging instruments that qualify for hedge accounting as of September 30, 2024 was $31.8 million (December 31, 2023 — $40.6 million).

The following tabular disclosures reflect the impact that derivative instruments and hedging activities have on the Company’s Condensed Consolidated Financial Statements:

Notional value of derivatives in foreign exchange contracts:

	September 30,	December 31,
(In thousands of U.S. Dollars)	2024	2023
Derivatives designated as hedging instruments:
Foreign exchange contracts — Forwards	$31,835	$40,563

Fair value of derivatives in foreign exchange contracts:

		September 30,	December 31,
(In thousands of U.S. Dollars)	Balance Sheet Location	2024	2023
Derivatives designated as hedging instruments:
Foreign exchange contracts — Forwards	Other assets	$203	$846
	Accrued and other liabilities	(88)	(27)
		$115	$819

Derivatives in foreign currency hedging relationships are as follows:

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
(In thousands of U.S. Dollars)		2024	2023	2024	2023
Foreign exchange contracts — Forwards	Derivative Gain (Loss) Recognized in OCI (Effective Portion)	$337	$(1,048)	$(944)	$(226)

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
(In thousands of U.S. Dollars)	Location of Derivative Loss Reclassified from AOCI (Effective Portion)	2024	2023	2024	2023
Foreign exchange contracts — Forwards	Selling, general and administrative expenses	$(162)	$(174)	$(240)	$(636)

The Company’s estimated net amount of the existing gain as of September 30, 2024 is $0.1 million, which is expected to be reclassified to the Condensed Consolidated Statements of Operations within the next twelve months.

Investments in Equity Securities

The Company held an investment in the preferred shares of enterprises which meets the criteria for classification as an equity security carried at historical cost, net of impairment charges. The carrying value of the equity security investment was $1.0 million as of September 30, 2024 (December 31, 2023 — $1.0 million) and is recorded within Other Assets in the Condensed Consolidated Balance Sheets.

16. Non-Controlling Interests

IMAX China Non-Controlling Interest

The Company indirectly owns 71.55% of IMAX China, whose shares trade on the Hong Kong Stock Exchange (December 31, 2023 — 71.55%). IMAX China remains a consolidated subsidiary of the Company. As of September 30, 2024, the balance of the Company’s non-controlling interest in IMAX China is $77.7 million (December 31, 2023 — $71.8 million). For the three and nine months ended September 30, 2024, the net income attributable to the non-controlling interest in IMAX China is $1.4 million and $5.1 million, respectively (2023 — $3.1 million and $7.0 million, respectively).

Other Non-Controlling Interest

The Company’s Original Film Fund was established in 2014 to co-finance a portfolio of 10 original large-format films. The initial investment in the Original Film Fund was committed by a third party in the amount of $25.0 million, with the possibility of contributing additional funds. The Company has contributed $9.0 million to the Original Film Fund since 2014, and has reached its maximum contribution. As of September 30, 2024, the Original Film Fund has invested $22.3 million toward the development of original films. The related production, financing and distribution agreement includes put and call rights relating to change of control of the rights, title and interest in the co-financed pictures.

Non-Controlling Interest in Temporary Equity

The following table summarizes the movement of the non-controlling interest in temporary equity related to the Original Film Fund for the nine months ended September 30, 2024 and 2023:

	September 30,
(In thousands of U.S. Dollars)	2024	2023
Beginning balance	$658	$722
Net income (loss)	16	(61)
Ending balance	$674	$661

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Presented below is Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) for IMAX Corporation and its consolidated subsidiaries (“IMAX” or the “Company”) for the three and nine months ended September 30, 2024 and 2023. MD&A should be read in conjunction with Note 13, “Segment Reporting,” in the accompanying Condensed Consolidated Financial Statements in Item 1.

As of September 30, 2024, the Company indirectly owns 71.55% of IMAX China Holding, Inc. (“IMAX China”), whose shares trade on the Hong Kong Stock Exchange. IMAX China is a consolidated subsidiary of the Company. For the three months ended September 30, 2024, net income attributable to IMAX China is $5.0 million, of which $3.6 million is attributable to the shareholders of the Company (2023 — $11.0 million and $7.9 million, respectively).

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

Certain statements included in this quarterly report may constitute “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995 or “forward-looking information” within the meaning of Canadian securities laws. These forward-looking statements include, but are not limited to, references to business and technology strategies and measures to implement strategies, competitive strengths, goals, expansion and growth of business, operations and technology, future capital expenditures (including the amount and nature thereof), industry prospects and consumer behavior, plans and references to the future success of the Company and expectations regarding its future operating, financial and technological results. These forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform with the expectations and predictions of the Company is subject to a number of risks and uncertainties, including, but not limited to, risks associated with investments and operations in foreign jurisdictions and any future international expansion, including those related to economic, political and regulatory policies of local governments and laws and policies of the United States and Canada, as well as geopolitical conflicts; risks related to the Company’s growth and operations in China; the performance of IMAX remastered films and other films released to the IMAX network; the signing of IMAX System agreements; conditions, changes and developments in the commercial exhibition industry; risks related to currency fluctuations; the potential impact of increased competition in the markets within which the Company operates, including competitive actions by other companies; the failure to respond to change and advancements in digital technology; risks relating to consolidation among commercial exhibitors and studios; risks related to brand extensions and new business initiatives; conditions in the in-home and out-of-home entertainment industries; the opportunities (or lack thereof) that may be presented to and pursued by the Company; risks related to cyber-security and data privacy; risks related to the Company’s inability to protect its intellectual property; risks associated with the Company’s use of artificial intelligence (“AI”) and exploration of additional use cases of AI; risks related to climate change; risks related to weather conditions and natural disasters that may disrupt or harm the Company’s business; risks related to the Company’s indebtedness and compliance with its debt agreements; general economic, market or business conditions; risks related to political, economic and social instability; the failure to convert system backlog into revenue; changes in laws or regulations; any statements of belief and any statements of assumptions underlying any of the foregoing; other factors and risks outlined in the Company’s periodic filings with the United States Securities and Exchange Commission (the “SEC”) or in Canada, the System for Electronic Document Analysis and Retrieval (“SEDAR+”); and other factors, many of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this quarterly report are qualified by these cautionary statements, and actual results or anticipated developments by the Company may not be realized, and even if substantially realized, may not have the expected consequences to, or effects on, the Company. The forward-looking statements herein are made only as of the date hereof and the Company undertakes no obligation to update publicly or otherwise revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

The information posted on the Company’s Corporate and Investor Relations website may be deemed material to investors. Accordingly, investors, media and others interested in the Company should monitor the Company’s investor relations website in addition to the Company’s press releases, SEC and SEDAR+ filings and public conference calls and webcasts.

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

IMAX has the largest global premium format network, more than double the size of its nearest competitor. As of September 30, 2024, there were 1,788 IMAX Systems in 89 countries and territories, including 1,714 commercial multiplexes, 12 commercial destinations, and 62 institutional locations in the Company’s global network. This compares to 1,731 IMAX Systems in 87 countries and territories as of September 30, 2023, including 1,651 commercial multiplexes, 12 commercial destinations, and 68 institutional locations in the Company’s global network. (Refer to the table under “IMAX Network and Backlog” for additional information on the composition of the IMAX network.)

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

The following table provides detailed information about the films that were released to the Company’s global network during the three and nine months ended September 30, 2024 and 2023, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Hollywood film releases(1)	11	11	27	26
Local language film releases:
China	10	12	18	21
Japan	4	4	12	7
India	3	1	7	4
South Korea	2	5	5	7
Malaysia	1	1	1	1
Thailand	1	—	1	—
Indonesia	—	—	1	—
France	—	—	—	1
Total local language film releases	21	23	45	41
Other content experiences	5	—	11	—
	37	34	83	67
(1)For the nine months ended September 30, 2024, the films released to the Company’s global network include five with IMAX DNA (2023 — five).

The films distributed through the Company’s global network during the nine months ended September 30, 2024 that generated the highest IMAX box office totals were Dune: Part Two, Deadpool & Wolverine, Godzilla x Kong: The New Empire, Inside Out 2, Alien: Romulus, Kingdom of The Planet of The Apes, Furiosa, Despicable Me 4, Pegasus 2, and YOLO. In addition, during the nine months ended September 30, 2024, a number of alternative content films and events were distributed including Queen Rock Montreal, monthly A24 mid-week film series, Suga - Agust D Tour D-Day The Movie, Fallout series launch event, Fly: The IMAX Experience, Korean concert film IM Hero: The Stadium, live streaming of the NBA Finals in select IMAX China locations and NBC’s Paris Olympics Opening Ceremony in IMAX.

In addition to the 83 IMAX films and alternative content experiences released on the Company’s global network during the nine months ended September 30, 2024, the Company has announced the following additional 21 films and alternative content experiences to be released throughout the remainder of 2024:

Title	Studio	Scheduled Release Date(1)	IMAX DNA
749 Bureau	Maoyan	October 2024	—
A Tapestry of a Legendary Land	CFG	October 2024	—
Joker: Folie à Deux	Warner Bros. Pictures/DC Studios	October 2024	Filmed For IMAX
Tee Yod 2	M Pictures	October 2024	—
League of Legends World Championship	TJ Sports	October 2024	—
The Witch	A24	October 2024	—
Venom: The Last Dance	Sony Pictures	October 2024	Filmed For IMAX
Megan Thee Stallion:In Her Words	Amazon MGM Studios	October 2024	—
Cesium Fallout	Edko Films	November 2024	—
Swan Lake	Pathé Live	November 2024	Filmed For IMAX
Red One	Amazon MGM Studios	November 2024	—
The Lighthouse	A24	November 2024	—
Gladiator II	Paramount Pictures	November 2024	—
Wicked – Part 1	Universal Pictures	November 2024	—
Lupin III: The Castle of Cagliostro	Toho	November 2024	—
Moana 2	Walt Disney Studios	November 2024	—
Laufey’s A Night at the Symphony:Hollywood Bowl	Trafalgar Releasing	December 2024	—
Kraven the Hunter	Sony Pictures	December 2024	—
The Lord of the Rings: The War of the Rohirrim	Warner Bros. Pictures	December 2024	—
Mufasa: The Lion King	Walt Disney Studios	December 2024	—
Nosferatu	Focus Features	December 2024	—
(1)The scheduled release dates in the table above are subject to change, may vary by territory, and may not reflect the date(s) of limited premiere events.

The Company remains in active negotiations with studios for additional films to fill out its short- and long-term film slate for the IMAX network. The Company expects to continue announcing additional local language films and exclusive IMAX events and experiences to be released throughout the remainder of 2024 to its global network. The Company has also announced some Hollywood titles to be released in IMAX in 2025 including Avatar 3 and a record 14 or more Filmed For IMAX titles including three Marvel titles, the latest Mission Impossible installment, Superman Legacy and F1 from Apple. Additionally, IMAX expects to distribute a number of major titles in 2026 including sequels to Super Mario Bros, Avengers, Star Wars, Toy Story and Batman.

Other Content Solutions

The Company distributes large-format documentary feature films through its global commercial network and institutional theaters. The Company traditionally receives as its distribution fee either a fixed amount or a fixed percentage of the theater box office receipts and, following the recoupment of its costs, is typically entitled to receive an additional percentage of gross revenues as participation revenues. In May 2024, Amazon Content LLC (“Amazon Content”) acquired the worldwide rights to the Company’s original documentary, The Blue Angels, which was filmed with IMAX digital certified cameras and produced in collaboration with Dolphin Entertainment, Bad Robot Productions, and Zipper Bros Films. The full-length documentary was released to select commercial locations across the IMAX network on May 17, 2024, and a 40-minute version will be released to institutional locations beginning in early 2025. Additionally, the Company had limited commercial network releases of the documentaries Skywalkers: A Love Story The IMAX Experience and Fly: The IMAX Experience, in partnership with Netflix and National Geographic, respectfully. Upcoming documentaries in production include The Elephant Odyssey, a documentary in collaboration with Beach House Pictures Pte Ltd and China International Communications Group, which was announced in 2023 and is expected to be released in 2025, and Stormbound, an additional feature documentary produced by Academy Award-winning producer, Adam McKay, which will be released in 2025 followed by The Lost Wolves of Yellowstone.

In addition, the Company continues to evolve its platform to bring new, innovative IMAX events and experiences to audiences worldwide. As of September 30, 2024, the Company had a footprint of 265 connected locations in the IMAX network across North America, Europe, Africa, Australia and Asia configured with connectivity to deliver live and interactive events with low latency and superior sight and sound.

In the nine months ended September 30, 2024, the Company partnered with Pathé Live for the exclusive release of Queen Rock Montreal, which became one of the Company’s highest grossing concert films ever, along with 2023’s Taylor Swift: The Eras Tour. In addition, the Company hosted an IMAX event, Andre 3000: New Blue Sun, and entered into a partnership with A24 for a monthly one-night-only IMAX release of classic A24 titles, including Alex Garland’s highly acclaimed Ex Machina, Uncut Gems, and Hereditary. Additionally, the Company hosted multiple IMAX LiveTM events, including screening the NBA finals across multiple IMAX locations in the Asia Pacific region, the screening of The Beach Boys: IMAX Live Experience, the special advance screening and live event for Megalopolis: The Ultimate IMAX Experience, the live pre-show Q&A with the cast of Twisters, and in partnership with NBC television network, extended its live coverage of the 2024 Paris Olympics Opening Ceremony to select IMAX locations throughout the United States.

The Company provides film post-production and quality control services for large-format films, whether produced by IMAX or third-parties, and digital post-production services. In addition, the Company also provides IMAX film and digital cameras to content creators under the IMAX certified camera program.

Technology Products and Services

The Company works with filmmakers, studios, and artists end-to-end from content creation through content delivery. The Company provides IMAX film cameras to select IMAX and third-party productions and certifies a suite of high-end digital cameras to shoot in the IMAX format under its Filmed For IMAX program. In addition, the Company provides post-production — including its proprietary DMR process — and quality control services for films that are distributed across the IMAX network.

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

Joint revenue sharing arrangements have been an important factor in the expansion of the Company’s commercial system network. Joint revenue sharing arrangements allow commercial theater exhibitors to install IMAX Systems without the significant initial capital investment required in a sale or sales-type lease arrangement. Joint revenue sharing arrangements drive recurring cash flows and earnings for the Company as customers under these arrangements pay the Company a portion of their ongoing box office receipts. The Company funds its investment in equipment for joint revenue sharing arrangements through cash flows from operations. As of September 30, 2024, the Company had 894 locations under joint revenue sharing arrangements in its global commercial multiplex network. The Company also had contracts in backlog for 302 systems under joint revenue sharing arrangements as of September 30, 2024, including 92 upgrades to existing locations and 210 new locations.

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

At present, certified global device partners include Sony Electronics, Hisense, TCL, LG, Phillips, Hewlett Packard, Xiaomi, Sound United and Honor, among others. As of September 30, 2024, more than 300 IMAX Enhanced titles have been released across five of the biggest streaming platforms worldwide: Disney+, Sony Bravia CORE, Tencent Video, iQiyi and Rakuten TV. Over 15 million IMAX Enhanced certified devices are estimated to be in the market today.

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

IMAX NETWORK AND BACKLOG

IMAX Network

The following table provides detailed information about the IMAX network by type and geographic location as of September 30, 2024 and 2023. For additional information regarding the composition of the IMAX network, see “Marketing and Customers” in Part I, Item 1 of the Company’s 2023 Form 10-K.

	September 30, 2024				September 30, 2023
	Commercial Multiplex	Commercial Destination	Institutional	Total	Commercial Multiplex	Commercial Destination	Institutional	Total
United States	368	4	24	396	360	4	25	389
Canada	42	1	6	49	40	1	7	48
Greater China(1)	795	—	13	808	783	—	16	799
Asia (excluding Greater China)	175	2	2	179	152	2	2	156
Western Europe	131	4	8	143	120	4	8	132
Latin America(2)	61	1	7	69	55	1	8	64
Rest of the World	142	—	2	144	141	—	2	143
Total(3)	1,714	12	62	1,788	1,651	12	68	1,731
(1)Greater China includes China, Hong Kong, Taiwan, and Macau.
(2)Latin America includes South America, Central America, and Mexico.
(3)Period-to-period changes in the table above are reported net of the effect of permanently closed locations.

(See “Risk Factors – The Company faces risks in connection with its significant presence in China and the continued expansion of its business there.” and “– The Company may not convert all of its backlog into revenue and cash flows” in Part II, Item 1A of this Form 10-Q and “Risk Factors – General political, social and economic conditions can affect the Company’s business by reducing both revenues generated from existing IMAX Systems and the demand for new IMAX Systems,” and in Part I, Item 1A of the Company’s 2023 Form 10-K.)

IMAX currently estimates a worldwide commercial multiplex addressable market of 3,619 locations, of which there are 1,714 IMAX Systems operating as of September 30, 2024, representing a market penetration of only 47%. The Company believes that the majority of its future growth will come from international markets. As of September 30, 2024, 76% of IMAX Systems in the global commercial multiplex network were located within international markets (defined as all countries other than the United States and Canada). Revenues and GBO derived from international markets continue to exceed revenues and GBO from the United States and Canada. Risks associated with the Company’s international business are outlined in “Risk Factors – The Company conducts business internationally, which exposes it to uncertainties and risks that could negatively affect its operations, sales and future growth prospects” in Part I, Item 1A of the Company’s 2023 Form 10-K.

In the nine months ended September 30, 2024, the Company’s revenue generated from its Greater China operations represents 25% of consolidated revenue. As of September 30, 2024, the Company had 808 IMAX Systems operating in Greater China with an additional 254 systems in backlog.

In the nine months ended September 30, 2024, the IMAX network generated over $114 million in box office from local language films, representing approximately 16% of the Company’s total box office in the period. The Company is also seeing its local language films increasingly generate significant IMAX box office in markets outside of those in which they are released.

The following tables provide detailed information about the Company’s commercial multiplex network by arrangement type and geographic location as of September 30, 2024 and 2023:

	September 30, 2024
	Commercial Multiplex Locations in IMAX Network
	Traditional JRSA	Hybrid JRSA	Sales Arrangements(1)	Total
Domestic Total (United States & Canada)	275	6	129	410
International:
Greater China	381	108	306	795
Asia (excluding Greater China)	51	1	123	175
Western Europe	42	14	75	131
Latin America	3	—	58	61
Rest of the World	13	—	129	142
International Total	490	123	691	1,304
Worldwide Total(2)	765	129	820	1,714
(1)Includes Sales, Hybrid Sales and Sales-Type Lease deal types. (2)Period-to-period changes in the tables above are reported net of permanently closed locations.

	September 30, 2023
	Commercial Multiplex Locations in IMAX Network
	Traditional JRSA	Hybrid JRSA	Sales Arrangements(1)	Total
Domestic Total (United States & Canada)	271	6	123	400
International:
Greater China	403	109	270	782
Asia (excluding Greater China)	38	5	110	153
Western Europe	40	17	63	120
Latin America	2	—	53	55
Rest of the World	17	—	124	141
International Total	500	131	620	1,251
Worldwide Total(2)	771	137	743	1,651
(1)Includes Sales, Hybrid Sales and Sales-Type Lease deal types. (2)Period-to-period changes in the tables above are reported net of permanently closed systems.

Backlog

The following table provides detailed information about the Company’s backlog as of September 30, 2024 and 2023:

	September 30, 2024				September 30, 2023
	Number of Systems		Dollar Values		Number of Systems		Dollar Values
(In thousands of U.S. Dollars, except number of systems)	New	Upgrade	New	Upgrade	New	Upgrade	New	Upgrade
Sales Arrangements(1)	153	17	$149,616	$21,440	172	20	$184,394	$20,001
Hybrid JRSA(2)	94	1	71,723	910	106	1	79,008	910
Traditional JRSA(2)(3)	116	91	425	1,275	122	65	425	2,425
Total	363	109	$221,764	$23,625	400	86	$263,827	$23,336
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
(3)Includes 22 IMAX Systems (2023 ― 38) where certain of the Company’s contracts contain options for the customer to elect to upgrade system type or to alter the contract structure (for example, from a joint revenue sharing arrangement to a sale) after signing, but before installation. Current backlog information reflects all known elections.

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

The following tables provide detailed information about the Company’s backlog by arrangement type and geographic location as of September 30, 2024 and 2023:

	September 30, 2024
	IMAX System Backlog
	Traditional JRSA	Hybrid JRSA	Sales Arrangements(1)	Total
Domestic Total (United States & Canada)	60	2	10	72
International:
Greater China	112	90	52	254
Asia (excluding Greater China)	17	2	43	62
Western Europe	13	1	21	35
Latin America	2	—	3	5
Rest of the World	3	—	41	44
International Total	147	93	160	400
Worldwide Total(2)	207	95	170	472
(1)Includes Sales, Hybrid Sales and Sales-Type Lease deal types. (2)Worldwide Total of 472 includes 262 new IMAX Laser Systems and 109 upgrades of existing locations to IMAX Laser Systems.

	September 30, 2023
	IMAX System Backlog
	Traditional JRSA	Hybrid JRSA	Sales Arrangements(1)	Total
Domestic Total (United States & Canada)	94	2	19	115
International:
Greater China	39	90	64	193
Asia (excluding Greater China)	31	11	29	71
Western Europe	17	3	17	37
Latin America	3	—	8	11
Rest of the World	3	1	55	59
International Total	93	105	173	371
Worldwide Total(2)	187	107	192	486
(1)Includes Sales, Hybrid Sales and Sales-Type Lease deal types. (2)Worldwide Total of 486 includes 250 new IMAX Laser Systems and 84 upgrades of existing locations to IMAX Laser Systems.

Approximately 31% of IMAX System arrangements in backlog as of September 30, 2024 are scheduled to be installed in international markets excluding Greater China (2023 — 37%). The Company’s system backlog in Greater China represents 54% (2023 — 40%) of its total current backlog, including 194 new IMAX Systems and 60 upgrades (2023 — 183 new and 10 upgrades).

(See “Risk Factors – The Company may not convert all of its backlog into revenue and cash flows.” in Part II, Item 1A. of this Form 10-Q.)

Signings and Installations

The following tables provide detailed information about IMAX System signings and installations for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
System Signings:
Sales Arrangements(1)	10	13	40	54
Traditional JRSA	6	7	71	40
Total IMAX System signings(2)	16	20	111	94
(1)Includes Sales, Hybrid Sales and Sales-Type Lease deal types.
(2)Includes IMAX System upgrades of one and 69 for the three and nine months ended September 30, 2024, respectively (2023 ― six and 18 upgrades, respectively).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
System Installations(1):
Sales Arrangements(2)	20	16	35	35
Hybrid JRSA	—	—	1	2
Traditional JRSA	29	14	52	22
Total IMAX System installations(3)	49	30	88	59
(1)Two and four IMAX Systems were relocated from their original location for the three and nine months ended September 30, 2024, respectively (2023 ― one and three relocations, respectively). When a system under a sale or sales-type lease arrangement is relocated, the amount of revenue earned by the Company may vary from transaction-to-transaction and is usually less than the amount earned for a new sale. In certain situations when a system is relocated, the original location is upgraded to an IMAX Laser System.
(2)Includes Sales, Hybrid Sales and Sales-Type Lease deal types.
(3)Includes 32 and 43 IMAX System upgrades for the three and nine months ended September 30, 2024, respectively (2023 ―12 and 20 upgrades, respectively).

RESULTS OF OPERATIONS

The Company’s business and future prospects are evaluated by Richard L. Gelfond, its Chief Executive Officer (“CEO”), using a variety of factors and financial and operational metrics including: (i) IMAX box office performance and the securing of new IMAX films and alternative content to be exhibited across the IMAX network; (ii) the signing, installation, and financial performance of IMAX System arrangements, particularly those involving IMAX Laser Systems; (iii) the success of the Company’s investments in business evolution and brand extensions into streaming and consumer technology, and the distribution of live events to the IMAX network; (iv) revenues and gross margins earned by the Company’s segments, as discussed below; (v) consolidated earnings (loss) from operations, as adjusted for unusual items; (vi) the continuing ability to invest in and improve the Company’s technology to enhance the differentiation of The IMAX Experience versus other out-of-home experiences; (vii) the overall execution, reliability, and consumer acceptance of The IMAX Experience; and (viii) short- and long-term cash flow projections.

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

Results of Operations for the Three Months Ended September 30, 2024 and 2023

Net Income and Adjusted Net Income Attributable to Common Shareholders

The following table presents the Company’s net income attributable to common shareholders and the associated per diluted share amounts, as well as adjusted net income attributable to common shareholders and adjusted net income attributable to common shareholders per diluted share for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024		2023
(In thousands of U.S. Dollars, except per diluted share amounts)	Net Income	Per Diluted Share	Net Income	Per Diluted Share
Net income attributable to common shareholders	$13,896	$0.26	$11,990	$0.22
Adjusted net income attributable to common shareholders*	$18,855	$0.35	$19,410	$0.35
*Refer to “Non-GAAP Financial Measures” for a description of this non-GAAP financial measure and a reconciliation to the most comparable GAAP amount.

During the three months ended September 30, 2024, the Company’s revenues decreased by $12.4 million, or 12%, while net income increased by $1.9 million or 16%, when compared to the same period in 2023, driven by a lower level of IMAX box office that was more than offset by decreases in costs and expenses resulting from corporate and operational initiatives and timing of expenditures, as discussed below.

Revenues and Gross Margin

During the three months ended September 30, 2024, the Company’s revenues and gross margin decreased by $12.4 million, or 12%, and $11.7 million, or 19%, respectively, when compared to same period in 2023 principally due to a lower level of IMAX box office performance driven by a less favorable mix of film content available to play across the IMAX global network, partially offset by higher IMAX Systems installed under sales arrangements.

The following table presents the Company’s revenue, gross margin, and gross margin percentage by reportable segment for the three months ended September 30, 2024 and 2023:

	Revenue		Gross Margin		Gross Margin %
(In thousands of U.S. Dollars)	2024	2023	2024	2023	2024	2023
Content Solutions	$30,129	$44,214	$16,449	$26,407	55%	60%
Technology Products and Services	57,971	56,169	31,964	33,761	55%	60%
Sub-total for reportable segments	88,100	100,383	48,413	60,168	55%	60%
All Other(1)	3,352	3,513	2,606	2,547	78%	73%
Total	$91,452	$103,896	$51,019	$62,715	56%	60%
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

For the three months ended September 30, 2024, Content Solutions segment revenues and gross margin decreased by $14.1 million, or 32%, and decreased by $10.0 million, or 38%, respectively, when compared to the same period in 2023.

In the third quarter of 2024, box office generated by IMAX films totaled $239.5 million and represented IMAX’s third highest third quarter box office of all time. The decrease of $107.6 million, or 31%, decrease versus the prior year comparative period of $347.1 million, driven in part by a less favorable mix of content globally which included fewer blockbusters, as well as a challenging compare to the prior year that included over $180 million in box office from Oppenheimer, the Company’s fifth highest grossing title of all time. In the third quarter of 2024, IMAX box office was generated by the exhibition of 44 films and other content (37 new and 7 originally released in a prior year), including Deadpool & Wolverine, which generated IMAX box office of over $83 million. In the third quarter of 2023, IMAX box office was generated by the exhibition of 41 films (34 new films and 7 films originally released in a prior year).

The impact on revenue from the lower box office experienced year over year was partially offset by the revenue earned from higher revenues from alternative content including A24 title release Everything, Everywhere All At Once, NBC’s 2024 Paris Olympics Opening Ceremony, Korean concert film IM Hero: The Stadium, and limited release documentaries FLY: The IMAX Experience and Skywalkers: A Love Story The IMAX Experience. The Company continues to build out its alternative content strategy, including evolving its documentary strategy, as a way to increase utilization and revenues across the IMAX System footprint.

In addition to the level of revenues, Content Solutions segment gross margin is influenced by the costs associated with films and other content (documentaries, live, alternative and other) exhibited in the period. The costs associated with films and other content can include production, post-production, distribution and marketing, which are expensed as incurred. For the three months ended September 30, 2024, gross margin percent was 55% compared to 60% in the prior year period, with the decrease being driven primarily by a lower level of IMAX box office year over year.

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

The following table provides information about IMAX Systems installed and the associated revenue recognized at that time, except for traditional joint revenue sharing arrangements as revenue is recognized over the lease term, during the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024		2023
(In thousands of U.S. Dollars, except number of systems)	Number of Systems	Revenue	Number of Systems	Revenue
New IMAX System	12	$11,363	14	$11,215
Upgraded IMAX System	8	9,424	2	883
Total IMAX Systems	20	20,787	16	12,098

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

For the three months ended September 30, 2024, Technology Products and Services segment revenue increased by $1.8 million , or 3%, while gross margin decreased by $1.8 million, or 5%, when compared to the same period in 2023. These results reflect an increase in system installations under sales arrangements that offset the impact of a lower level of rental revenues, which is box office dependent. Rental revenues decreased by $6.9 million, driven by GBO from joint revenue sharing arrangements which decreased by $35.2 million in the third quarter of 2024 when compared to the prior year comparative period, from $159.5 million to $124.3 million.

For the three months ended September 30, 2024, gross margin percent was 55% compared to 60% in the prior period with the decrease being driven by the lower level of IMAX box office year over year.

All Other

For the three months ended September 30, 2024, All Other revenue and gross margin decreased by $0.2 million and less than $0.1 million, respectively, when compared to the same period in 2023, principally due to the performance of the Company’s one owned and operated theater.

Selling, General and Administrative Expenses

The following table presents information about the Company’s Selling, General and Administrative Expenses for the three months ended September 30, 2024 and 2023:

	Three Months Ended
	September 30,		Variance
(In thousands of U.S. Dollars)	2024	2023	$	%
Total Selling, general and administrative expenses	$31,466	$36,282	$(4,816)	(13%)
Less: Share-based compensation(1)	(5,036)	(4,865)	(171)	(4%)
Total Selling, general and administrative expenses, excluding share-based compensation	$26,430	$31,417	$(4,987)	(16%)
(1)A portion of share-based compensation expense is recognized within Costs and Expenses Applicable to Revenues, and Research and Development. (Refer to “Capital Stock and Reserves — Share-Based Compensation” in Note 11 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1.)

For the third quarter of 2024, the lower level of Selling, General and Administrative Expenses year over year is driven by inclusion in the prior year of $3.1 million in transaction expenses associated with the proposal to acquire the outstanding shares in IMAX China. Also contributing to the decline year over year is the timing of expenditures, adjustments in certain estimates relating to payouts in connection with our streaming and consumer technology division as well as management’s continued focus on operational efficiencies, which were partially offset by the impact of higher inflation during the period.

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

For the three months ended September 30, 2024, the Company recognized a net cost recovery for its Research and Development activity of $0.3 million, compared to an expense of $2.8 million during the same period in the prior year. In the third quarter of 2024, the Company concluded that technological feasibility of the new IMAX film cameras was achieved resulting in the capitalization of costs incurred.

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

Credit Loss (Reversal) Expense, Net

For the three months ended September 30, 2024, the Company recorded a credit loss reversal of $1.1 million, as compared to a credit loss expense of $0.5 million recognized in the prior year primarily due to increases in collections of the Company’s account receivables, primarily in China, as exhibition partners continue to improve their cash position post pandemic.

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

Interest Expense, net

For the three months ended September 30, 2024, interest expense was $2.2 million, representing an increase of $0.8 million, or 51% when compared to interest expense of $1.5 million during the same period of the prior year primarily due to a higher level of borrowings under the Credit Facility in the current period. For the three months ended September 30, 2024 and 2023, interest income was $0.6 million and $0.7 million, respectively.

Income Taxes

For the three months ended September 30, 2024, the Company recorded an income tax expense of $2.4 million (2023 — tax expense of $6.6 million). The Company’s effective tax rate of 13.4% for the three months ended September 30, 2024 differs from the Canadian statutory rate of 26.5% primarily due to tax rate differences in foreign jurisdictions and a decrease in the valuation allowance which was partially offset by an increase in tax reserves, tax return adjustments and withholding taxes. The Company’s effective tax rate of 30.4% for the three months ended September 30, 2023 differs from the Canadian statutory rate of 26.5% primarily due to tax rate differences in foreign jurisdictions which was offset by an increase in the valuation allowance, tax return adjustments and withholding taxes. (Refer to Note 10 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1).

Non-Controlling Interests

The Company’s Condensed Consolidated Financial Statements primarily include the non-controlling interest in the net income or loss of IMAX China, as well as the impact of non-controlling interests in the activity of its Original Film Fund subsidiary. For the three months ended September 30, 2024, the net income attributable to non-controlling interests of the Company’s subsidiaries was $1.4 million, a decrease of $1.6 million, when compared to the same period in 2023, primarily due to lower IMAX box office earned in Greater China.

Results of Operations for the Nine Months Ended September 30, 2024 and 2023

Net Income and Adjusted Net Income Attributable to Common Shareholders

The following table presents the Company’s net income attributable to common shareholders and the associated per share amounts, as well as adjusted net income attributable to common shareholders* and adjusted net income attributable to common shareholders per share(1) for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024		2023
(In thousands of U.S. Dollars, except per diluted share amounts)	Net Income	Per Diluted Share	Net Income	Per Diluted Share
Net income attributable to common shareholders	$20,753	$0.39	$22,795	$0.41
Adjusted net income attributable to common shareholders*	$36,542	$0.68	$42,790	$0.77
*Refer to “Non-GAAP Financial Measures” for a description of this non-GAAP financial measure and a reconciliation to the most comparable GAAP amount.

Revenues and Gross Margin

For the nine months ended September 30, 2024, the Company’s revenues and gross margin decreased by $29.3 million or 10% and $28.8 million or 17%, respectively, when compared to same period in 2023, principally due to weaker IMAX box office performance driven in part by the Hollywood strike impact on the film slate and a less favorable mix of content across our global network. These year over year declines were partially offset by the sale of commercial and streaming rights for an IMAX documentary and higher revenues associated with alternative content.

The following table presents the Company’s revenue, gross margin and gross margin percentage by reportable segment for the nine months ended September 30, 2024 and 2023:

	Revenue		Gross Margin		Gross Margin %
(In thousands of U.S. Dollars)	2024	2023	2024	2023	2024	2023
Content Solutions	$99,218	$107,605	$54,686	$64,397	55%	60%
Technology Products and Services	152,019	171,813	81,331	100,066	54%	58%
Sub-total for reportable segments	251,237	279,418	136,017	164,463	54%	59%
All Other(1)	8,299	9,403	5,818	6,190	70%	66%
Total	$259,536	$288,821	$141,835	$170,653	55%	59%
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

For the nine months ended September 30, 2024, Content Solutions segment revenues and gross margin decreased by $8.4 million, or 8%, and $9.7 million, or 15%, respectively, when compared to the same period in 2023. In the nine months ended September 30, 2024, box office generated by IMAX films totaled $696.5 million, a $192.4 million or 22% decrease versus the prior year comparative period of $888.9 million driven in part by the Hollywood strike impact on the film slate and a less favorable mix of content globally which included fewer blockbusters in 2024. During the nine months ended September 30, 2024, IMAX box office was generated by the exhibition of 104 films and other content (83 new and 21 that were originally released in prior years), including Dune: Part Two ($145 million), Deadpool & Wolverine ($83 million), Godzilla x Kong: The New Empire ($41 million), Inside Out 2 ($39 million), and Alien: Romulus ($39 million). Additionally, in the nine months ended September 30, 2024, local language films exhibited across the Company’s global network generated over $114 million in box office, representing 16% of its total box office. Leading local language titles distributed across the IMAX network in the nine months ended September 30, 2024 included the Chinese films Pegasus 2 and Yolo, the Japanese film Haikyu!!, and the Korean concert film, IM Hero: The Stadium. In the nine months ended September 30, 2023, IMAX box office was generated by the exhibition of 84 films (67 new films and 17 films that were originally released in prior year) including Oppenheimer, which generated box office of over $180 million, and local language Chinese titles Wandering Earth 2 ($49 million) and Creation of the Gods 1: Kingdom of Storms ($32 million).

The impact on revenue from the lower box office experienced year over year was partially offset by the revenue earned from the completion of the sale of worldwide rights to the Company’s original documentary, The Blue Angels, to Amazon Content during the period as well as from higher revenues from alternative content.

In addition to the level of revenues, Content Solutions segment gross margin is influenced by the costs associated with films and other content (documentaries, live. alternative and other) exhibited in the period. The costs associated with films and other content can include production, post-production, distribution and marketing, which are expensed as incurred. For the nine months ended September 30, 2024, gross margin percent was 55% compared to 60% in the prior year period. The decrease was due to the lower level of IMAX box office receipts and the higher mix of self-produced content being released during the period, including The Blue Angels.

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

The following table provides information about IMAX Systems installed and the associated revenue recognized at that time, except for traditional joint revenue sharing arrangements as revenue is recognized over the lease term, during the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024		2023
(In thousands of U.S. Dollars, except number of systems	Number of Systems	Revenue	Number of Systems	Revenue
New IMAX Systems	25	$22,874	32	$29,464
Upgraded IMAX Systems	11	13,727	5	4,015
Total	36	$36,601	37	$33,479

Included in the table above are four IMAX Systems which were relocated from its original location (2023 ― two IMAX Systems). When a system under a sale or sales-type lease arrangement is relocated, the amount of revenue earned by the Company may vary from transaction-to-transaction and is usually less than the amount earned for a new sale. In certain situations when a system is relocated, the original location is upgraded to an IMAX Laser System.

For the nine months ended September 30, 2024, Technology Products and Services segment revenue and gross margin decreased by $19.8 million, or 12%, and $18.7 million, or 19%, respectively, when compared to the same period in the prior year, The lower level of revenue is primarily driven by a lower level of rental revenues which is box office dependent. Rental revenues decreased by $14.1 million, as a result of GBO from joint revenue sharing arrangements which decreased by $85.0 million or 20% in the nine months ended September 30, 2024 when compared to the prior year comparative period, from $435.7 million to $350.7 million.

For the nine months ended September 30, 2024 gross margin percent was 54% compared to 58% in the prior period, primarily the result of lower rental revenues, as described above.

All Other

For the nine months ended September 30, 2024, All Other revenue and gross margin decreased by $1.1 million, or 12%, and $0.4 million, or 6%, respectively, when compared to the same period in 2023, which principally reflects the performance of the Company’s one owned and operated theater coupled with the mix in revenue from the Company’s Streaming and Consumer Technology operations.

Selling, General and Administrative Expenses

The following table presents information about the Company’s Selling, General and Administrative Expenses for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended
	September 30,		Variance
(In thousands of U.S. Dollars)	2024	2023	$	%
Total Selling, general and administrative expenses	$100,287	$109,336	$(9,049)	(8%)
Less: Share-based compensation(1)	(15,879)	(16,537)	658	4%
Total Selling, general and administrative expenses, excluding share-based compensation(2)	$84,408	$92,799	$(8,391)	(9%)
(1)A portion of share-based compensation expense is recognized within Cost and Expenses Applicable to Revenue, Research and Development and Executive transition costs. (Refer to “Capital Stock and Reserves — Share-Based Compensation” in Note 11 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1.)
(2)See “Non-GAAP Financial Measures” for a description of this non-GAAP financial measure and a reconciliation to the most comparable GAAP amount.

For the nine months ended September 30, 2024, the lower level of Selling, General and Administrative Expenses year over year reflects the inclusion in the prior year of $3.1 million in transaction expenses associated with the proposal to acquire the outstanding shares in IMAX China. Also contributing to the decline year over year is the timing of expenditures, adjustments in certain estimates relating to payouts in connection with our streaming and consumer technology division as well as management’s continued focus on operational efficiencies, which were partially offset by the impact of higher inflation during the period.

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

For the nine months ended September 30, 2024, Research and Development expenses were $4.0 million, representing a decrease of $3.4 million, or 46%, when compared to Research and Development expenses of $7.4 million during the same period in the prior year. The current period expenses reflects the capitalization of costs related to the development of the new IMAX film cameras upon the conclusion of technological feasibility. This decrease was partially offset by continued investment in other R&D projects including developing new Streaming Technology product offerings.

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

Credit Loss (Reversal) Expense, Net

For the nine months ended September 30, 2024, the Company recorded a credit loss reversal of $1.0 million, as compared to a credit loss expense of $1.6 million recognized in the prior year due to increases in collections of the Company’s account receivables, primarily in China, as exhibition partners continue to improve their cash position post pandemic.

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

Interest Expense, net

For the nine months ended September 30, 2024, interest expense was $6.5 million representing an increase of $1.4 million, or 28% as compared to $5.0 million during the same period of the prior year which primarily reflects a higher average level of outstanding borrowings under the Credit Facility in the current period. For the nine months ended September 30, 2024 and 2023, interest income was $1.7 million and $1.8 million, respectively.

Income Taxes

For the nine months ended September 30, 2024, the Company recorded an income tax expense of $3.5 million (2023 — tax expense of $14.9 million). The Company’s effective tax rate of 12.0% for the nine months ended September 30, 2024 differs from the Canadian statutory rate of 26.5% primarily due to tax rate differences in foreign jurisdictions and a tax benefit related to an internal asset sale during the quarter which was partially offset by an increase in the valuation allowance, tax reserves, tax return adjustments, withholding taxes and a shortfall in tax benefits related to share-based compensation. The Company’s effective tax rate of 33.4% for the nine months ended September 30, 2023 differs from the Canadian statutory rate of 26.5% primarily due to tax rate differences in foreign jurisdictions which was offset by an increase in the valuation allowance, tax return adjustments and withholding taxes.

In the nine months ended September 30, 2024, the Company completed an internal asset sale to more closely align its intellectual property ownership with its operations. In order to effect this internal asset sale, transactions between entities within the group resulted in capital gains for tax purposes. The tax expense related to the capital gain was partially offset by the reversal of the valuation allowance. Net deferred tax assets were also recorded on the transaction, resulting in a net tax benefit of $7.7 million. (Refer to Note 10 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1).

Non-Controlling Interests

The Company’s Condensed Consolidated Financial Statements primarily include the non-controlling interest in the net income or loss of IMAX China, as well as the impact of non-controlling interests in the activity of its Original Film Fund subsidiary. For the nine months ended September 30, 2024, the net income attributable to non-controlling interests of the Company’s subsidiaries was $5.1 million, a decrease of $1.9 million, when compared to the same period in 2023, primarily due to lower IMAX box office earned in Greater China.

CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

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

For the nine months ended September 30, 2024, net cash provided by the Company’s operating activities totaled $59.4 million, as compared to net cash provided by operating activities of $54.6 million in the same period of the prior year, an increase of $4.7 million.

For the nine months ended September 30, 2024, the net cash provided by the Company’s operating activities is principally a result of a decrease in Accounts Receivable of $23.0 million which primarily reflects an improvement in the financial health of exhibitor customers, partially offset by $17.9 million of expenditures incurred in connection with the development of film assets and $6.2 million in inventory purchases.

For the nine months ended September 30, 2023, the net cash provided by the Company’s operating activities was principally a result of revenue growth attributable to the record box office performance of films distributed through the IMAX network, revenue from the installation of IMAX Systems and revenue associated with the amendments and renewals of IMAX Systems arrangements, partially offset by $15.0 million of variable consideration receivables, $13.8 million in inventory purchases, and $14.6 million of expenditures incurred in connection with the development of Film Assets.

Investing Activities

For the nine months ended September 30, 2024, net cash used in investing activities totaled $30.3 million, as compared to $18.7 million in the same period of the prior year. For the nine months ended September 30, 2024, the net cash used in investing activities is primarily driven by $21.7 million invested in equipment to be used as the Company installs systems under joint revenue sharing arrangements with exhibitor customers, $4.8 million of intangible assets principally related to the purchase or continued development of internal use software, and $3.8 million in purchases of property, plant and equipment.

For the nine months ended September 30, 2023, the net cash used in investing activities was primarily driven by $10.7 million invested in equipment to be used in the Company’s joint revenue sharing arrangements with exhibitor customers, $2.5 million in purchases of property, plant and equipment, and $5.4 million of intangible assets acquired, principally related to the purchase or continued development of internal use software.

Based on management’s current operating plan for the remainder of 2024, the Company expects to continue to use cash to deploy additional IMAX Systems under joint revenue sharing arrangements.

Capital expenditures, including the Company’s investment in joint revenue sharing arrangements, the purchase of property, plant and equipment, the acquisition of other intangible assets, and investments in films, were $48.2 million for the nine months ended September 30, 2024, as compared to $33.2 million for the nine months ended September 30, 2023. The Company expects its investment in joint revenue sharing arrangements to be more heavily weighted toward the remainder of the year which aligns with the historical seasonality of system installations.

Financing Activities

For the nine months ended September 30, 2024, net cash used in financing activities totaled $1.0 million, as compared to $24.3 million in the same period of the prior year. For the nine months ended September 30, 2024, the net cash used in financing activities is principally due to $18.1 million used to repurchase common shares of the Company and IMAX China and $5.0 million in taxes withheld and paid on vested employee stock awards. These uses of cash were mostly offset by $23.0 million in net borrowings under the Company’s revolving credit facilities.

For the nine months ended September 30, 2023, net cash used in financing activities was principally due to $12.0 million in net repayments of revolving credit facility borrowings, $4.3 million used to repurchase common shares of the Company, $6.5 million in taxes withheld and paid on vested employee stock awards, and $1.4 million in dividends paid to non-controlling interests.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2024, the Company’s principal sources of liquidity included: (i) its balances of cash and cash equivalents of $104.5 million; (ii) the anticipated collection of trade accounts receivable, which includes amounts owed under joint revenue sharing arrangements and Film Remastering and distribution agreements with movie studios; (iii) the anticipated collection of financing and variable consideration receivables due in the next 12 months under sale and sales-type lease arrangements for systems currently in operation; and (iv) installment payments expected in the next 12 months under sale and sales-type lease arrangements in backlog. Under the terms of the Company’s typical sale and sales-type lease agreements, the Company receives substantial cash payments before it completes the performance of its contractual obligations.

In addition, as of September 30, 2024, the Company had $253.0 million in available borrowing capacity under its Sixth Amended and Restated Credit Agreement with Wells Fargo Bank, National Association (the “Credit Agreement”), $27.1 million in available borrowing capacity under the IMAX (Shanghai) Multimedia Technology Co., Ltd. (“IMAX Shanghai”) revolving credit facility with the Bank of China (the “Bank of China Facility”), and $28.5 million in available borrowing capacity under IMAX Shanghai’s revolving credit facility with HSBC Bank (China) Company Limited, Shanghai Branch (the “HSBC China Facility”). (Refer to “Borrowings — Revolving Credit Facility Borrowings, Net” in Note 6 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 for a description of the material terms of the Credit Agreement, the Bank of China Facility, and the HSBC Facility.)

The Company’s $104.5 million balance of cash and cash equivalents as of September 30, 2024 (December 31, 2023 — $76.2 million) includes $90.8 million in cash held outside of Canada (December 31, 2023 — $68.5 million), of which $49.9 million was held in the People’s Republic of China (the “PRC”) (December 31, 2023 — $30.0 million). Management reassessed its strategy with respect to the most efficient means of deploying the Company’s capital resources globally and determined that historical earnings of certain foreign subsidiaries in excess of amounts required to sustain business operations would no longer be indefinitely reinvested. During the nine months ended September 30, 2024, no historical earnings from a subsidiary in PRC were distributed (2023 — $24.0 million) and, as a result, no foreign withholding taxes were paid to the relevant tax authorities (2023 — $2.4 million). As of September 30, 2024, the Company’s Condensed Consolidated Balance Sheets include a deferred tax liability of $12.5 million for the applicable foreign withholding taxes associated with the remaining balance of non-repatriated historical earnings that will not be indefinitely reinvested outside of Canada. These taxes will become payable upon the repatriation of any such earnings.

The Company forecasts its future cash flow and short-term liquidity requirements on an ongoing basis. These forecasts are based on estimates and may be materially impacted by factors that are outside of the Company’s control (including the factors described in “Risk Factors” in Part I, Item 1A of the Company’s 2023 Form 10-K as supplemented by “Risk Factors” in Part II, Item 1A of this Form 10-Q). As a result, there is no guarantee that these forecasts will come to fruition and that the Company will be able to fund its operations through cash flows from operations. In particular, the Company’s operating cash flows and cash balances will be adversely impacted if management’s projections of future signings and installations of IMAX Systems and box office performance of IMAX content are not realized.

Based on the Company’s current cash balances and operating cash flows, management expects to have sufficient capital and liquidity to fund its anticipated operating needs and capital requirements during the next twelve-month period following the date of this report.

CONTRACTUAL OBLIGATIONS

Payments to be made by the Company under contractual obligations as of September 30, 2024 are as follows:

	Payments Due by Years
(In thousands of U.S. Dollars)	Total Obligation	Less Than One Year	1 to 3 years	3 to 5 years	Thereafter
Purchase obligations(1)	$27,011	$20,181	$6,625	$23	$182
Pension obligations(2)	20,298	—	20,298	—	—
Operating lease obligations(3)	13,002	2,006	5,013	4,119	1,864
Finance lease obligations	35	35	—	—	—
Wells Fargo Facility	47,000	47,000	—	—	—
Federal Economic Development Loan(4)	2,733	998	1,735	—	—
Convertible Notes(5)	231,151	1,150	230,001	—	—
Postretirement benefits obligations	2,500	104	203	219	1,974
Total	$343,730	$71,474	$263,875	$4,361	$4,020
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
(4)The Federal Economic Development Loan will be repayable over 36 months, with repayments estimated to begin in January 2024. (Refer to “Borrowings — Convertible Notes and Other Borrowings, Net” in Note 6 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1.)
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

The Company believes that these non-GAAP financial measures are important supplemental measures that allow management and users of the Company’s financial statements to view operating trends and analyze controllable operating performance on a comparable basis between periods without the after-tax impact of share-based compensation and certain unusual items included in net income attributable to common shareholders. Although share-based compensation is an important aspect of the Company’s employee and executive compensation packages, it is a non-cash expense and is excluded from certain internal business performance measures.

Reconciliations of net income attributable to common shareholders and the associated per share amounts to adjusted net income attributable to common shareholders and adjusted net income attributable to common shareholders per diluted share are presented in the tables below.

	Three Months Ended September 30,
	2024		2023
(In thousands of U.S. Dollars, except per share amounts)	Net Income	Per Diluted Share	Net Income	Per Diluted Share
Net income attributable to common shareholders	$13,896	$0.26	$11,990	$0.22
Adjustments(1):
Share-based compensation	5,332	0.10	5,063	0.09
Unrealized investment gains	(32)	—	(454)	(0.01)
Transaction-related expenses	—	—	3,086	0.06
Tax impact on items listed above	(341)	(0.01)	(275)	—
Adjusted net income(1)	$18,855	$0.35	$19,410	$0.35

Weighted average shares outstanding — basic		52,682		54,618
Weighted average shares outstanding — diluted		54,089		55,535
(1)Reflects amounts attributable to common shareholders.

	Nine Months Ended September 30,
	2024		2023
(In thousands of U.S. Dollars, except per diluted share amounts)	Net Income	Per Diluted Share	Net Income	Per Diluted Share
Net income attributable to common shareholders	$20,753	$0.39	$22,795	$0.41
Adjustments(1):
Share-based compensation	16,686	0.30	17,110	0.31
Unrealized investment gains	(94)	—	(526)	(0.01)
Transaction-related expenses	—	—	3,242	0.06
Restructuring and executive transition costs	—	—	1,353	0.02
Tax impact on items listed above	(803)	(0.01)	(1,184)	(0.02)
Adjusted net income(1)	$36,542	$0.68	$42,790	$0.77

Weighted average shares outstanding — basic		52,605		54,424
Weighted average shares outstanding — diluted		53,628		55,261
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

Reconciliations of net income attributable to common shareholders, which is the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA per Credit Facility are presented in the tables below:

	Three Months Ended September 30, 2024
(In thousands of U.S. Dollars)	Attributable to Non-controlling Interests and Common Shareholders’	Less: Attributable to Non-controlling Interests	Attributable to Common Shareholders’
Reported net income	$15,343	$1,447	$13,896
Add (subtract):
Income tax expense	2,376	701	1,675
Interest expense, net of interest income	1,123	(149)	1,272
Depreciation and amortization, including film asset amortization	14,900	1,281	13,619
Amortization of deferred financing costs(1)	493	—	493
EBITDA	34,235	3,280	30,955
Share-based and other non-cash compensation	5,508	68	5,440
Unrealized investment gains	(32)	—	(32)
Write-downs, including asset impairments and credit loss expense	(1,025)	(232)	(793)
Adjusted EBITDA per Credit Facility	$38,686	$3,116	$35,570
(1)The amortization of deferred financing costs is recorded within Interest Expense in the Condensed Consolidated Statements of Operations.

	Twelve Months Ended September 30, 2024
(In thousands of U.S. Dollars)	Attributable to Non-controlling Interests and Common Shareholders	Less: Attributable to Non-controlling Interests	Attributable to Common Shareholders
Reported net income	$29,147	$5,854	$23,293
Add (subtract):
Income tax expense	1,688	1,635	53
Interest expense, net of interest income	3,907	(530)	4,437
Depreciation and amortization, including film asset amortization	62,447	5,110	57,337
Amortization of deferred financing costs(1)	1,970	—	1,970
EBITDA	99,159	12,069	87,090
Share-based and other non-cash compensation	23,661	453	23,208
Unrealized investment gains	(123)	—	(123)
Transaction-related expenses	327	208	119
Restructuring and executive transition costs	1,593	258	1,335
Write-downs, including asset impairments and credit loss expense	2,359	434	1,925
Adjusted EBITDA per Credit Facility	$126,976	$13,422	$113,554
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands of U.S. Dollars)	2024	2023	2024	2023
Total Selling, general and administrative expenses	$31,466	$36,282	$100,287	$109,336
Less: Share-based compensation	(5,036)	(4,865)	(15,879)	(16,537)
Total Selling, general and administrative expenses, excluding share-based compensation	$26,430	$31,417	$84,408	$92,799

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from foreign currency exchange rates and interest rates, which could affect operating results, financial position and cash flows. Market risk is the potential change in an instrument’s value caused by, for example, fluctuations in interest and currency exchange rates. The Company’s primary market risk exposure is the risk of unfavorable movements in exchange rates between the U.S. Dollar, the Canadian Dollar, and Chinese Renminbi (“RMB”). The Company does not use financial instruments for trading or other speculative purposes.

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

Certain of the Company’s PRC subsidiaries held approximately RMB 349.3 million ($49.9 million) in cash and cash equivalents as of September 30, 2024 (December 31, 2023 — RMB 213.0 million or $30.0 million) and are required to transact locally in RMB. Foreign currency exchange transactions, including the remittance of any funds into and out of the PRC, are subject to controls and require the approval of the China State Administration of Foreign Exchange to complete. Any developments relating to the Chinese economy and any actions taken by the Chinese government are beyond the control of the Company; however, the Company monitors and manages its capital and liquidity requirements to ensure compliance with local regulatory and policy requirements. (Refer to “Risk Factors – The Company faces risks in connection with its significant presence in China and the continued expansion of its business there” in Part II, Item 1A. of this Form 10-Q.)

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

For the three and nine months ended September 30, 2024, the Company recorded foreign exchange net losses of $0.3 million and $0.8 million, respectively, resulting from changes in exchange rates related to foreign currency denominated monetary assets and liabilities (2023 — net losses of $0.2 million and $0.8 million, respectively).

The Company has entered into a series of foreign currency forward contracts to manage the risks associated with the volatility of foreign currencies. Certain of these foreign currency forward contracts met the criteria required for hedge accounting under the Derivatives and Hedging Topic of the FASB ASC at inception, and continue to meet hedge effectiveness tests as of September 30, 2024, with settlement dates throughout 2024 and 2025. Foreign currency derivatives are recognized and measured in the Condensed Consolidated Balance Sheets at fair value. Changes in the fair value (i.e., gains or losses) are recognized in the Condensed Consolidated Statements of Operations except for derivatives designated and qualifying as foreign currency cash flow hedging instruments. The Company currently has cash flow hedging instruments associated with Selling, General and Administrative Expenses. For foreign currency cash flow hedging instruments related to Selling, General and Administrative Expenses, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported within Accumulated Other Comprehensive Income (Loss) and reclassified to the Condensed Consolidated Statements of Operations when the forecasted transaction occurs. Any ineffective portion is recognized immediately in the Condensed Consolidated Statements of Operations.

The notional value of foreign currency cash flow hedging instruments that qualify for hedge accounting as of September 30, 2024 was $31.8 million (December 31, 2023 — $40.6 million). Gains of $0.3 million and losses of $0.9 million were recorded to Other Comprehensive Income with respect to the change in fair value of these contracts for the three and nine months ended September 30, 2024, respectively (2023 — losses of $1.0 million and $0.2 million, respectively). Losses of $0.2 million and $0.2 million were reclassified from Accumulated Other Comprehensive Loss to Selling, General and Administrative Expenses for the three and nine months ended September 30, 2024, respectively (2023 — loss of $0.2 million and $0.6 million, respectively). The Company currently does not hold any derivatives which are not designated as hedging instruments.

For all derivative instruments, the Company is subject to counterparty credit risk to the extent that the counterparty may not meet its obligations to the Company. To manage this risk, the Company enters into derivative transactions only with major financial institutions.

As of September 30, 2024, the Company’s Financing Receivables and working capital items denominated in Canadian Dollars, RMB, Japanese Yen, Euros and other foreign currencies translated into U.S. Dollars was $161.4 million. Assuming a 10% appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates as of September 30, 2024, the potential change in the fair value of foreign currency-denominated financing receivables and working capital items would have been $16.1 million. A significant portion of the Company’s Selling, General, and Administrative Expenses is denominated in Canadian Dollars. Assuming a 1% change appreciation or depreciation in foreign currency exchange rates as of September 30, 2024, the potential change in the amount of Selling, General, and Administrative Expenses would be $0.3 million.

Interest Rate Risk Management

The Company’s earnings may also be affected by changes in interest rates due to the impact those changes have on its interest income from cash, and its interest expense from variable-rate borrowings that may be made under the Credit Facility.

As of September 30, 2024, the Company had drawn down $47.0 million on its Credit Facility (December 31, 2023 — $24.0 million), and $nil on its HSBC China Facility (December 31, 2023 — $nil) and $nil on its Bank of China Facility (December 31, 2023 — nil), which are subject to variable effective interest rates.

The Company had variable rate debt instruments representing 10.0% and 5.0% of its total liabilities as of September 30, 2024 and December 31, 2023, respectively. If the interest rates available to the Company increased by 10%, the Company’s interest expense would increase by $0.3 million and interest income from cash would increase by $0.1 million. These amounts are determined by considering the impact of the hypothetical interest rates on the Company’s variable rate debt and cash balances as of September 30, 2024.

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

The Company’s management, with the participation of its CEO and its CFO, has evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of September 30, 2024 and has concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. The Company will continue to periodically evaluate its disclosure controls and procedures and will make modifications from time to time as deemed necessary to ensure that information is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting which occurred during the three months ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Greater China is the Company’s largest market by revenue, with approximately 25% of overall revenues generated from its Greater China operations for the nine months ended September 30, 2024. As of September 30, 2024, the Company had 808 IMAX Systems operating in Greater China with an additional 254 systems in backlog, which represent 54% of the Company’s current backlog. Of the IMAX Systems currently scheduled to be installed in Greater China, 80% are under joint revenue sharing arrangements, which further increases the Company’s ongoing exposure to box office performance in this market.

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

As of September 30, 2024, the Company’s backlog included 472 IMAX Systems, consisting of 170 IMAX Systems under sales or lease arrangements and 302 IMAX Systems under joint revenue sharing arrangements. The Company lists signed contracts for IMAX Systems for which revenue has not been recognized as backlog prior to the time of revenue recognition. The total value of the backlog represents all binding IMAX System sale or lease agreements scheduled to be installed in the future. Backlog value includes initial fees along with the estimated present value of contractual ongoing fees due over the term, and a variable consideration estimate for the IMAX Systems under sales arrangements, but excludes amounts allocated to maintenance and extended warranty revenues. Notwithstanding their legal obligations, some of the Company’s exhibition customers with which it has signed contracts may be delinquent in their contractual payments and/or not accept delivery of IMAX Systems that are included in the Company’s backlog. An economic or industry downturn may exacerbate exhibition customer liquidity constraints and the risk of customers not accepting delivery of IMAX Systems. Customers sometimes request that the Company agree to modify their obligations concerning systems in backlog, which the Company has agreed to do in the past under certain circumstances, and may agree to do in the future. Customer-requested delays in the installation of IMAX Systems in backlog remain a recurring and unpredictable part of the Company’s business. China’s slow recovery from the COVID-19 pandemic has caused several of the Company’s exhibition partners there to delay payment or theater system installation obligations to the Company. Any reduction or change in backlog could adversely affect the Company’s future revenues and cash flows.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On June 12, 2017, the Company announced that its Board of Directors approved a $200.0 million share repurchase program for its common shares that would have expired on June 30, 2020, which was subsequently extended for a 12-month period in 2020, 2021, and 2022 and increased in the total share repurchase authority to $400.0 million. In 2023, the Board of Directors approved a 36-month extension to the share repurchase program through June 30, 2026. As of September 30, 2024, the Company had $150.7 million available under the program. The repurchases may be made either in the open market or through private transactions, including repurchases made pursuant to a plan intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, subject to market conditions, applicable legal requirements, and other relevant factors. The Company has no obligation to repurchase shares and the share repurchase program may be suspended or discontinued by the Company at any time.

During the three months ended September 30, 2024, the Company did not repurchase any common shares under the Company’s publicly announced program, and there are no other programs under which the Company repurchases shares.

The Company’s common share repurchase program activity for the three months ended September 30, 2024 was as follows:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum approximate dollar value of shares that may yet be purchased under the program
July 1 through July 31, 2024	—	$—	—	$150,720,352
August 1 through August 31, 2024	—	—	—	150,720,352
September 1 through September 30, 2024	—	—	—	150,720,352
Total	—	$—	—

In 2023, IMAX China's shareholders granted its Board of Directors a general mandate authorizing the Board, subject to applicable laws, to repurchase shares of IMAX China not to exceed 10% of the total number of issued shares as of June 7, 2023 (33,959,314 shares). This program expired on the date of the 2024 Annual General Meeting of IMAX China on June 7, 2024. During the 2024 Annual General Meeting, shareholders approved the repurchase of shares of IMAX China not to exceed 10% of the total number of shares as of June 7, 2024 (34,000,845 shares). This program will be valid until the 2025 Annual General Meeting of IMAX China. The repurchases may be made in the open market or through other means permitted by applicable laws. IMAX China has no obligation to repurchase its shares and the share repurchase program may be suspended or discontinued by IMAX China at any time. During the three months ended September 30, 2024, IMAX China did not repurchase any shares.

(Refer to Note 6 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 for a summary of the material terms and conditions of the Company’s revolving credit facility, which include a limitation of the amount of permitted share repurchases.)

Item 5.    Other Information

(a)None.

(b)None.

(c)Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5- 1 trading arrangement during the Company’s fiscal quarter ended September 30, 2024.

Item 6.    Exhibits

Exhibit No.	Description
31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated October 30, 2024, by Richard L. Gelfond

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated October 30, 2024, by Natasha Fernandes

32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated October 30, 2024, by Richard L. Gelfond

32.2*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated October 30, 2024, by Natasha Fernandes

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.CAL	Inline XBRL Taxonomy Extension Schema Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101. PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAX CORPORATION

Date: October 30, 2024	By:	/s/ NATASHA FERNANDES
Natasha Fernandes
Chief Financial Officer & Executive Vice President
(Principal Financial Officer)

Date: October 30, 2024	By:	/s/ ELIZABETH GITAJN
Elizabeth Gitajn
Senior Vice-President, Finance & Controller
(Principal Accounting Officer)