Form 10-K
period 2024-12-31
IMAX CORP
filed 2025-02-19
CIK 921582

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the common shares of the registrant held by non-affiliates of the registrant, computed by reference to the last sale price of such shares as of the close of trading on June 30, 2024, was $712.0 million.

As of January 31, 2025, there were 53,024,091 common shares of the registrant outstanding.

Document Incorporated by Reference
Portions of the registrant’s definitive proxy statement on Schedule 14A relating to its 2025 annual meeting of shareholders, to be filed within 120 days of the close of the registrant’s fiscal year ended December 31, 2024 with the Securities and Exchange Commission (the “2025 Proxy Statement”), are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent described therein.

IMAX CORPORATION

December 31, 2024

IMAX CORPORATION
EXCHANGE RATE DATA

Unless otherwise indicated, all dollar amounts in this Annual Report on Form 10-K (this “Form 10-K”) are expressed in United States (“U.S.”) Dollars. The following table sets forth, for the periods indicated, certain exchange rates based on the daily exchange rates in foreign currencies as certified for statistical and analytical purposes by the Bank of Canada (the “Daily Exchange Rate”). Such rates quoted are the number of U.S. Dollars per one Canadian Dollar and are the inverse of rates quoted by the Bank of Canada for Canadian Dollars per U.S. $1.00. The average exchange rate for a given period is based on the average of the exchange rates on the last day of each month during such period. The Daily Exchange Rate on December 31, 2024 was U.S. $0.6950.

	Years Ended December 31,
	2024	2023	2022	2021	2020
Exchange rate at end of year	$0.6950	$0.7561	$0.7383	$0.7888	$0.7854
Average exchange rate during year	0.7300	0.7409	0.7685	0.7977	0.7455
High exchange rate during year	0.7510	0.7617	0.8031	0.8306	0.7863
Low exchange rate during year	0.6937	0.7207	0.7217	0.7727	0.6898

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

Certain statements included in this annual report may constitute “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 or “forward-looking information” within the meaning of Canadian securities laws. These forward-looking statements include, but are not limited to, statements regarding business and technology strategies and measures to implement strategies, statements about the Company’s belief and expectations, competitive strengths, goals, market opportunity and penetration, including opportunities in and expected growth from international markets, expansion and growth of business, operations and technology, future capital expenditures (including the amount and nature thereof), the Company’s technological capabilities and the differentiation thereof, brand equity and brand awareness and the benefits thereof, industry prospects and consumer behavior, future industry developments, including expected releases and the timing and effects thereof, plans and references to the future success of the Company and expectations regarding its future operating, financial and technological results. These forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform with the expectations and predictions of the Company is subject to a number of risks and uncertainties, including, but not limited to, risks associated with investments and operations in foreign jurisdictions and any future international expansion, including those related to economic, political and regulatory policies of local governments and laws and policies of the United States and Canada, as well as geopolitical conflicts; risks related to the Company’s growth and operations in China; industry conditions in China affecting both the Company and its partners; risks related to the failure of the Company’s exhibitors being able to fulfill their contractual payment obligations; risks related to the Company’s failure to attract and retain its employee population; the performance of IMAX remastered films and other films released to the IMAX network; the signing of IMAX System agreements; conditions, changes and developments in the commercial exhibition industry; risks related to the Company’s inability to enter into new sales and lease agreements adversely affecting revenue; risks related to the Company’s operating results and cash flow increasing the volatility of the Company’s share price; risks related to currency fluctuations and foreign exchange controls; the potential impact of increased competition in the markets within which the Company operates, including competitive actions by other companies; the failure to respond to change and advancements in technology; risks relating to consolidation among commercial exhibitors and studios; risks related to brand extensions and new business initiatives; conditions in the in-home and out-of-home entertainment industries; the opportunities (or lack thereof) that may be presented to and pursued by the Company; risks related to cybersecurity and data privacy; risks related to the Company’s inability to protect its intellectual property and to avoid infringing, misappropriating, or violating the intellectual property rights of others; risks associated with the Company’s use of artificial intelligence (“AI”) and exploration of additional use cases of AI; risks related to climate change; risks related to weather conditions and natural disasters that may disrupt or harm the Company’s business; risks related to the Company’s indebtedness and compliance with its debt agreements; general economic, market or business conditions; risks related to sustained inflationary pressure; risks related to political, economic and social instability; the failure to convert system backlog into revenue and cash flows; changes in laws or regulations; any statements of belief and any statements of assumptions underlying any of the foregoing; other factors and risks outlined in the Company’s periodic filings with the United States Securities and Exchange Commission (the “SEC”) or in Canada, the System for Electronic Data Analysis and Retrieval (“SEDAR+”); and other factors, many of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this annual report are qualified by these cautionary statements, and actual results or anticipated developments by the Company may not be realized, and even if substantially realized, may not have the expected consequences to, or effects on, the Company. The forward-looking statements herein are made only as of the date hereof and the Company undertakes no obligation to update publicly or otherwise revise any forward-looking statements, whether as a result of new information, future events or otherwise.

IMAX®, IMAX 3D®, Experience It In IMAX®, The IMAX Experience®, DMR®, Filmed For IMAX®, IMAX Live®, IMAX Enhanced® and IMAX StreamSmartTM are trademarks and trade names of the Company or its subsidiaries that are registered or otherwise protected under laws of various jurisdictions.

PART I

Item 1. Business

IMAX Corporation (together with its consolidated subsidiaries, the “Company” or “IMAX”) is a Canadian corporation that was formed in March 1994 as a result of an amalgamation between WGIM Acquisition Corp. and the former IMAX Corporation (“Predecessor IMAX”). Predecessor IMAX was incorporated in 1967.

As of December 31, 2024, the Company indirectly owned 71.40% of IMAX China Holding, Inc. (“IMAX China”), whose shares trade on the Hong Kong Stock Exchange. IMAX China is a consolidated subsidiary of the Company.

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

IMAX Systems are based on proprietary and patented image, audio and other technology developed over the course of the Company’s history. The customers for IMAX Systems are principally exhibitors that operate commercial multiplex theaters, and, to a much lesser extent, institutional locations, including museums and science centers, and destination entertainment sites. The Company does not own the locations in the IMAX network, except for one, and is not an exhibitor, but instead sells or leases the IMAX System to exhibitor customers along with licenses to use its trademarks and ongoing maintenance services for which there are annual payments by the exhibitors to IMAX.

IMAX has the largest global premium format network, more than double the size of its nearest competitor. As of December 31, 2024, there were 1,807 IMAX Systems operating in 90 countries and territories, including 1,735 commercial multiplexes, 11 commercial destinations, and 61 institutional locations in the Company’s global network. This compares to 1,772 IMAX Systems operating in 90 countries and territories as of December 31, 2023, including 1,693 commercial multiplexes, 12 commercial destinations, and 67 institutional locations in the Company’s global network. Additional information on the composition of the IMAX network is provided in the discussion under the caption “Marketing and Customers.”

IMAX Systems provide the Company’s exhibitor customers with a combination of the following benefits:

•the ability to exhibit content that has been enhanced through the IMAX Film Remastering process, which results in higher image and sound fidelity than conventional cinema experiences;

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

•specialized theater acoustics, which result in a four-fold reduction in background noise than conventional cinema experiences;

•ongoing maintenance and extended warranty services; and

•a license to the globally recognized IMAX brand, as well as benefits from IMAX marketing of films being shown in its network and IMAX’s growing social media followership.

In addition, select movies shown in the IMAX network are filmed using proprietary IMAX film cameras or IMAX certified digital cameras, which along with IMAX’s customized guidance and a workflow process, provide filmmakers enhanced and differentiated image quality and an IMAX-exclusive film aspect ratio that delivers up to 26% more image onto a standard IMAX movie screen. In select IMAX locations worldwide, movies filmed with IMAX cameras have an IMAX-exclusive 1.43 film aspect ratio, delivering up to 67% more image.

The Company believes that these components cause audiences in IMAX locations to feel as if they are a part of the on-screen action, creating a more intense, immersive, and awe-inspiring experience than a conventional cinematic format.

As a result of the engineering and scientific achievements that are a hallmark of The IMAX Experience, the Company’s exhibitor customers typically charge a premium for films released in IMAX’s format versus films exhibited in their other auditoriums. The premium pricing, combined with the higher attendance levels associated with IMAX films, tends to generate incremental box office receipts (“box office”) for the Company’s exhibitor customers and for the movie studios releasing their films to the IMAX network. The incremental box office generated by IMAX films combined with IMAX’s leading global network footprint and scale has helped establish IMAX as a key premium distribution and marketing platform for Hollywood and foreign local language movie studios.

The Company’s global content portfolio includes blockbuster films, both from Hollywood and local language film industries worldwide; IMAX documentaries, both original and acquired (“IMAX Documentaries”); and IMAX events and experiences in emerging verticals including music, gaming, and sports.

The Company achieved its second highest year for domestic (United States and Canada combined) box office in 2024. The year was highlighted by blockbusters including Dune: Part Two, Deadpool & Wolverine, Godzilla x Kong: The New Empire and Alien: Romulus. Additionally, local language films exhibited across the Company’s global network represented 15% of its total box office, including the Chinese films Pegasus 2 and Yolo, the Japanese film Haikyu!!, and the Korean concert film, IM Hero: The Stadium.

A cornerstone of the IMAX brand for almost 60 years, IMAX relaunched its IMAX Documentaries strategy to focus on a new generation of narrative-driven original and acquired documentary films, as well as downstream revenue opportunities through partnerships with leading streaming platforms. In 2024, Amazon Content LLC (“Amazon Content”) acquired the worldwide rights to the Company’s original documentary, The Blue Angels. Additional forthcoming IMAX Documentaries include The Elephant Odyssey, Stormbound, Patrouille de France, and The Last Wolves of Yellowstone.

The Company has also continued to evolve its platform to bring new, innovative events and experiences to audiences worldwide. During the year ended December 31, 2024, the Company partnered with Pathé Live for the exclusive release of Queen Rock Montreal, which became one of its highest grossing concert films ever. In addition, the Company entered into a partnership with A24 for a monthly one-night-only IMAX release of classic A24 titles, hosted multiple IMAX Live events, including screening the National Basketball Association (“NBA”) finals across select IMAX locations in the Asia Pacific region. Additionally, in partnership with the NBC television network, the Company extended its live coverage of the 2024 Paris Olympics Opening Ceremony and the White Out Game Live in IMAX: Washington vs. Penn State to select IMAX locations throughout the United States. In addition, IMAX programmed its first ever esports event by live streaming the League of Legends world championship, in partnership with CJ CGV Co. Ltd., and Wanda Film (“Wanda”), to over 150 locations across China and South Korea, with an average capacity of over 90%.

As of December 31, 2024, the Company had a footprint of 265 connected locations in the IMAX network across North America, Europe, Africa, Australia and Asia configured with connectivity to deliver live and interactive events with low latency and superior sight and sound. For more information on the Company’s content, see the section titled “FILM DISTRIBUTION, PRODUCTION AND POST-PRODUCTION” below.

As a premier global technology platform for entertainment and events, the Company strives to remain at the forefront of advancements in technology. The Company offers a suite of laser-based digital projection systems (“IMAX Laser Systems”), which deliver increased resolution, sharper and brighter images, deeper contrast, and the widest range of colors available to filmmakers today. The Company further believes that its suite of IMAX Laser Systems is helping facilitate the next major renewal and upgrade cycle for the global IMAX network.

The Company’s Streaming and Consumer Technology business unit, formed in 2023, focuses on in-home entertainment technology. Included in the product offerings are AI-driven video quality solutions for media and entertainment companies, to deliver the highest quality images on any screen, while also enabling cost efficiencies for streaming companies, broadcasters and other companies that transmit visual data — to create opportunities for new, recurring revenue and grow its global leadership in entertainment technology. The business unit includes the streaming technology acquired in the SSIMWAVE Inc. (“SSIMWAVE”) acquisition (completed in 2022) as well as IMAX Enhanced® products.

The Company utilizes AI for image enhancement, streaming technology, and data analysis to improve various aspects of its business. It is actively exploring other global use cases for AI to improve its products, operations, and efficiency.

IMAX NETWORK

The IMAX network is the most extensive premium network in the world with 1,807 IMAX Systems operating in 90 countries and territories, including 1,735 commercial multiplexes, 11 commercial destinations and 61 institutional locations as of December 31, 2024. The Company currently estimates a worldwide commercial multiplex addressable market of 3,619 locations, of which there are 1,735 IMAX Systems operating as of December 31, 2024, representing a market penetration of only 48%.

IMAX grew its network by over 2.0% in 2024 driven by 77 new system installations and ended the year with a backlog (as defined and discussed under the caption “IMAX SYSTEMS” below) of 440 IMAX Systems. The Company believes that the majority of its future network growth will come from international markets (defined as all countries other than the United States and Canada). As of December 31, 2024, 76% of IMAX Systems in the global commercial multiplex network were located within international markets. Revenues and gross box office (“GBO”) derived from international markets continue to exceed revenues and GBO from the United States and Canada combined.

As of December 31, 2024, the Company had 809 IMAX Systems operating in Greater China with an additional 237 systems in backlog. The Company’s backlog in Greater China as of December 31, 2024, represents 54% of its total backlog, including system upgrades. The Company has a partnership in China with Wanda and as of December 31, 2024, through the Company’s partnership with Wanda, there were 384 IMAX Systems operational in Greater China, of which 334 are under the parties’ joint revenue sharing arrangements (“JRSA”).

A main factor in the Company’s global box office being lower in 2024 versus 2023 was the weaker-than-expected performance of films in China, particularly with regard to local language blockbuster titles. Less than two months into 2025, however, the movie industry has seen a very significant turnaround in China. Led by the Mandarin-language blockbuster Ne Zha 2, IMAX screens in China have broken all previous box office records for the Chinese New Year period, and have already surpassed the Company’s best-ever Q1 box office in China (from 2019). In fact, in less than 3 weeks in February 2025, IMAX screens in China generated more local language box office than IMAX China did in the entire year of 2024.

(Refer to “Risk Factors – The Company conducts business internationally, which exposes it to uncertainties and risks that could negatively affect its operations, sales and future growth prospects,” “– The Company faces risks in connection with its significant presence in China and the continued expansion of its business there,” “– General political, social and economic conditions can affect the Company’s business by reducing both revenues generated from existing IMAX Systems and the demand for new IMAX Systems,” and “– The Company may not convert all of its backlog into revenue and cash flows” in Part I, Item 1A.)

PRINCIPAL PRODUCTS AND SERVICES

The Company is an innovator in entertainment technology, combining proprietary software, auditorium architecture, and specialty projection and sound system equipment to deliver what it believes is the most immersive in-theater experience in the world while also distributing a significant and growing portfolio of films and other content across its global network.

The Company’s principal products and services are as follows:

•IMAX Film Remastering – The digital remastering of films and other content into IMAX formats for distribution to the IMAX network.

•Film Distribution and Post-Production – The distribution of large-format documentary films, primarily to institutional theaters, and, increasingly, the distribution of exclusive IMAX events and experiences including music, gaming, and sports, as well as the provision of film post-production services.

•IMAX Systems – The sale or lease of premium IMAX Systems to exhibitor customers.

•IMAX Maintenance – The provision of preventative and emergency maintenance services and quality monitoring to the IMAX network.

•Other – Principally includes the Company’s streaming and consumer technology business, including its streaming technology and IMAX Enhanced product services, as well as other ancillary activities.

The Company assesses and evaluates its performance based on the operating results of the Content Solutions and Technology Products and Services segments, which largely reflect the different customer bases the Company serves. The Content Solutions segment principally focuses on content enhancement and distribution services for the Company’s movie studio customers and content creators. The Technology Products and Services segment primarily consists of products and services for the Company’s exhibitor customers, including the sale, lease and ongoing maintenance of IMAX Systems. The Company’s segment information is provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 20 to “Consolidated Financial Statements” in Part II, Item 8.

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

The IMAX Film Remastering process can involve:

•scanning, at the highest possible resolution, each individual frame of the film and converting it into a digital image;

•optimizing the image using proprietary image enhancement tools;

•enhancing the digital image using techniques such as sharpening, color correction, grain and noise removal and the elimination of unsteadiness and removal of unwanted artifacts;

•recording the enhanced digital image into an IMAX digital cinema package format or onto IMAX 15/70-format film; and

•specially remastering the soundtrack to take full advantage of the unique sound system of IMAX Systems.

IMAX films also benefit from enhancements made by individual filmmakers exclusively for the IMAX release of the film. Collectively, the Company refers to these enhancements as “IMAX DNA.” Filmmakers and movie studios have sought IMAX-specific enhancements in recent years to generate interest in and excitement for their films. Such enhancements include shooting films with IMAX cameras to increase the audience’s immersion in the film and to take advantage of the unique dimensions of the IMAX screen by projecting the film in a larger aspect ratio that delivers up to 26% more image onto a standard IMAX screen. In select IMAX locations worldwide, movies filmed with IMAX cameras have an IMAX-exclusive 1.43 film aspect ratio, with up to 67% more image. The Company has a Filmed For IMAX® program under which filmmakers craft films from their inception in various ways in order to optimize The IMAX Experience. The program includes incremental and bespoke marketing support, which box office metrics have demonstrated audiences respond favorably to, and has driven higher market share for IMAX.

Management believes that growth in international box office remains an important driver of growth for the Company. To support continued growth in international markets, the Company is focused on the expansion of the IMAX network and has sought to bolster its international film strategy, supplementing its slate of Hollywood films with appealing local language films released in select markets, including China, Japan, India, France and South Korea. More recently, the Company has further expanded its strategy by distributing local language content beyond native markets.

The following table provides the number of new films and other content released to the Company’s global network during the years ended December 31, 2024 and 2023:

	Years Ended December 31,
	2024	2023
Hollywood film releases	40	36
Local language film releases:
China	25	28
Japan	14	11
India	11	8
South Korea	6	9
Thailand	2	1
Malaysia	1	1
Indonesia	1	—
France	1	1
Total local language film releases	61	59
Other content experiences	17	3
Total film releases(1)	118	98
(1) For the year ended December 31, 2024, the films released to the Company’s global network included ten with IMAX DNA (2023 — eight).

To date, in 2025, 21 titles have been released to the global IMAX network, including three titles with IMAX DNA, and the Company has announced the following additional 31 titles to be released in 2025:

Title	Studio	Scheduled Release Date(1)	IMAX DNA
Moonlight	A24	February 2025	—
Mickey 17	Warner Bros. Pictures	March 2025	—
Spring Breakers	A24	March 2025	—
Snow White	Walt Disney Studios	March 2025	—
Alto Knights	Warner Bros. Pictures	March 2025	—
A Minecraft Movie	Warner Bros. Pictures	April 2025	—
The Amateur	Walt Disney Studios	April 2025	—
One to One: John & Yoko	Magnolia Films	April 2025	—
Sinners	Warner Bros. Pictures	April 2025	Filmed for IMAX
Ambulance(2)	Muvi Studios	April 2025	—
Thunderbolts	Marvel Studios	May 2025	Filmed for IMAX
Final Destination: Bloodlines	Warner Bros. Pictures	May 2025	Filmed for IMAX
Mission Impossible - The Final Reckoning	Paramount Pictures	May 2025	Filmed for IMAX
How to Train Your Dragon	Universal Pictures	June 2025	Filmed for IMAX
F1	Warner Bros. Pictures	June 2025	Filmed for IMAX
Jurassic World: Rebirth	Universal Pictures	July 2025	—
Superman	Warner Bros. Pictures	July 2025	Filmed for IMAX
The Fantastic Four: First Steps	Marvel Studios	July 2025	Filmed for IMAX
Untitled Paul Thomas Anderson Title	Warner Bros. Pictures	August 2025	—
The Conjuring: Last Rites	Warner Bros. Pictures	September 2025	—
Untitled Crunchyroll/Sony Title(2)	Sony Pictures	September 2025	—
Him	Universal Pictures	September 2025	—
The Bride!	Warner Bros. Pictures	September 2025	Filmed for IMAX
Michael	Lionsgate/Universal Pictures	October 2025	—
Tron: Ares	Walt Disney Studios	October 2025	Filmed for IMAX
Mortal Kombat 2	Warner Bros. Pictures	October 2025	Filmed for IMAX
Predator: Badlands	Walt Disney Studios	November 2025	—
The Running Man	Paramount Pictures	November 2025	—
Wicked: For Good	Universal Pictures	November 2025	—
Zootopia 2	Walt Disney Studios	November 2025	—
Avatar: Fire and Ash	Walt Disney Studios	December 2025	—
(1)The scheduled release dates in the table above are subject to change, may vary by territory, and may not reflect the date(s) of limited premiere events. (2)Denotes local language release.

The Company remains in active negotiations with studios for additional films to fill out its short- and long-term film slate for the IMAX network. The Company also expects to announce additional local language films and exclusive IMAX events and experiences to be released to its global network throughout 2025, and has announced that 2025 will feature at least 12 Filmed for IMAX titles. The Company’s Hollywood film slate beyond 2025 has started to fill in including major films such as: Avengers: Doomsday, The Mandalorian and Grogu, Toy Story 5, The Odyssey, Narnia, Moana, Supergirl Woman of Tomorrow, Avengers: Secret Wars, The Batman 2, Frozen 3, and Dynamic Duo.

FILM DISTRIBUTION, PRODUCTION AND POST-PRODUCTION

The Company continues to believe that the IMAX network is a valuable global platform to launch and distribute original content, including documentaries. The Company distributes large-format documentary films, primarily to institutional customers. The Company receives as its distribution fee either a fixed amount or a fixed percentage of the box office receipts and, following the recoupment of its costs, is typically entitled to receive an additional percentage of gross revenues as participation revenues.

The ownership rights to such content may be held by the film sponsors, the film investors and/or the Company. As of December 31, 2024, the Company had distribution rights with respect to approximately 62 films, which cover subjects such as space, wildlife, music, sports, history and natural wonders.

In May 2024, Amazon Content completed its acquisition of the worldwide rights to the Company’s original documentary, The Blue Angels, filmed with IMAX certified digital cameras and produced in collaboration with Dolphin Entertainment, Bad Robot Productions, and Zipper Bros Films. The feature-length documentary was released to select commercial locations across the IMAX network and, in January 2025, a 40-minute 3D version was released to IMAX institutional locations. Additionally, in 2024, the Company had limited commercial network releases of the documentaries Skywalkers: A Love Story The IMAX Experience and Fly: The IMAX Experience, in partnership with XYZ Films and National Geographic, respectively. Upcoming documentaries, which are currently in production, include Stormbound, a feature documentary produced by Academy Award®-winning producer, Adam McKay, The Lost Wolves of Yellowstone, and Patrouille de France, all of which are expected to be released in 2025, and The Elephant Odyssey, a documentary in collaboration with Beach House Pictures Pte Ltd and China International Communications Group, which is expected to be released in 2026.

In addition, the Company continues to evolve its platform to bring new, innovative IMAX events and experiences to audiences worldwide. As of December 31, 2024, the Company had a footprint of 265 connected locations in the IMAX network across the United States, Canada, Europe, Africa, Australia, and Asia configured with connectivity to deliver live and interactive events with low latency and superior sight and sound. Furthermore, the Company used its live streaming technologies to deliver events to an additional 166 locations around the world in 2024.

In 2024, the Company partnered with Pathé Live, Mercury Studios, and Queen Films for the exclusive release of Queen Rock Montreal, which became one of the Company’s highest grossing concert films. In addition, the Company entered into a partnership with A24 for a monthly one-night-only IMAX release of classic A24 titles, including Midsommar, Hereditary, and Alex Garland’s highly-acclaimed film Stop Making Sense.

In 2024, the Company hosted numerous IMAX Live screening events including:

•Andre 3000: New Blue Sun;

•the NBA finals across select IMAX locations in the Asia Pacific region;

•The Beach Boys: IMAX Live Experience;

•a special advance screening and live event for Megalopolis: The Ultimate IMAX Experience;

•a live pre-show Q&A with the cast of Twisters;

•live coverage of the 2024 Paris Olympics Opening Ceremony in partnership with the NBC television network; and

•the White Out Game Live in IMAX: Washington vs. Penn State for select IMAX locations throughout the United States.

In addition, IMAX programmed its first ever esports event by live streaming the League of Legends world championship, in partnership with CJ CGV Co. Ltd. and Wanda, to over 150 locations across China and South Korea, capturing an average attendance capacity of over 90%.

The Company provides film post-production and quality control services for films, whether produced by IMAX or third parties, and digital post-production services. In addition, the Company also provides IMAX film and digital cameras to content creators under the IMAX certified camera program.

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

As part of the arrangement to sell or lease an IMAX System, the Company provides extensive advice on auditorium planning and design, as well as supervision of installation services. The terms of each sale or lease arrangement vary according to the configuration of the IMAX System, as well as the cinema and film distribution markets relevant to the geographic location of the customer.

Revenue from the sale or lease of an IMAX System may be recognized at a different time from when cash is collected from the exhibitor customer. Further discussion of the Company’s revenue recognition policies is provided in “Critical Accounting Estimates” in Part II, Item 7 and “Summary of Significant Accounting Policies — Revenue Recognition” in Note 2 to “Consolidated Financial Statements” in Part II, Item 8.

The following table presents the number of IMAX Systems that were in the network and in backlog, by configuration, as of December 31, 2024 and 2023:

	December 31, 2024			December 31, 2023
	System Network Base	New Backlog	Upgrade Backlog	System Network Base	New Backlog	Upgrade Backlog
IMAX Laser Systems	607	250	85	466	238	68
IMAX Xenon Systems	1,178	105	—	1,276	144	—
IMAX Film Systems(1)	44	—	—	50	—	—
(1)In certain IMAX commercial locations, IMAX Film Systems operate alongside an IMAX Laser System or IMAX Xenon System and are interchanged depending on the format of the content being shown.

IMAX Laser Systems

The Company currently sells or leases two different configurations of its laser systems. The Company believes that IMAX Laser Systems present greater brightness and clarity, higher contrast, a wider color gamut and deeper blacks, consume less power and last longer than other digital projection technologies, and are capable of illuminating the largest screens in the IMAX network.

IMAX Xenon Systems

In 2008, the Company introduced its digital IMAX Xenon System. Prior to 2008, all of the IMAX Systems offered by the Company were film-based and required analog film prints. The Company believes that IMAX Xenon Systems deliver higher quality imagery when compared with IMAX Film Systems. While the Company continues to support the Xenon network base, it is no longer offering this system for new installations.

IMAX Film Systems

IMAX Film Systems include various configurations, including 2D and 3D systems, and screen sizes. Following the introduction of the digital IMAX Xenon System in 2008, the number of IMAX Film Systems in the IMAX network has decreased significantly. However, IMAX’s proprietary format, the IMAX 70mm Film System continues to be a sought-after IMAX viewing experience. The existing network of 44 unique locations are being actively supported and leveraged for special event releases throughout the year such as with the 2023 release of Oppenheimer in IMAX 70mm film, which garnered significant consumer interest and demand for this format. The IMAX Film Systems were recently in use for the re-release of Interstellar, and are expected to be available for the release of Sinners in April 2025 and Christopher Nolan’s The Odyssey in July 2026.

The following table provides information about the Company’s backlog by deal type as of December 31, 2024 and 2023:

	December 31, 2024				December 31, 2023
	Number of Systems		Dollar Values		Number of Systems		Dollar Values
(In thousands of U.S. Dollars, except number of systems)	New	Upgrade	New	Upgrade	New	Upgrade	New	Upgrade
Sales Arrangements(1)	153	11	$151,913	$9,340	148	16	$158,318	$16,068
Hybrid JRSA(2)	94	—	71,723	—	102	1	76,173	910
Traditional JRSA(2)(3)	108	74	425	3,601	132	51	425	1,975
Total	355	85	$224,061	$12,941	382	68	$234,916	$18,953
(1)Includes Sales, Hybrid Sales, and Sales-Type Lease deal types.
(2)The consideration owed under traditional JRSAs is typically a percentage of contingent box office receipts rather than a fixed upfront fee or fixed annual minimum payments. Accordingly, such arrangements do not usually have a dollar value in backlog; however, hybrid lease arrangements typically provide for contracted upfront payments and therefore carry a backlog value based on those payments.
(3)Includes 31 IMAX Systems (2023 ― 30) where certain of the Company’s contracts contain options for the customer to elect to upgrade system type or to alter the contract structure (for example, from a JRSA to a sale) after signing, but before installation. Current backlog information reflects all known elections.

“Backlog” reflects the minimum number of commitments for IMAX Systems according to the signed contracts. The dollar value fluctuates depending on the number of new arrangements signed from year-to-year, which adds to backlog, and the installation and acceptance of IMAX Systems and the settlement of contracts, both of which reduce backlog. The dollar value of backlog typically represents the fixed contracted revenue according to the signed IMAX System sale and lease agreements that the Company expects to recognize as revenue upon installation and acceptance of the associated system, as well as an estimate of variable consideration in sales arrangements. The value of backlog does not include amounts allocated to maintenance and extended warranty revenues or revenue from IMAX Systems in which the Company has an equity interest, operating leases, and long-term conditional theater commitments. The Company believes that the contractual obligations for IMAX System installations that are listed in the backlog are valid and binding commitments.

From time to time, in the normal course of its business, the Company will have customers who are unable to proceed with an IMAX System installation for a variety of reasons, including the inability to obtain certain consents, approvals or financing. Once the determination is made that the customer is unable to proceed with installation, the agreement with the customer may be terminated or amended. If the agreement is terminated and there are no future obligations under the agreement, all or a portion of the initial rents or fees that the customer previously made to the Company are recognized as revenue. (Refer to “Risk Factors ― The Company may not convert all of its backlog into revenue and cash flows.”)

Certain of the Company’s contracts contain options for the exhibitor customer to elect to upgrade the system type configuration during the term or to alter the contract structure (for example, from a joint revenue sharing arrangement to a sale) after signing, but before installation. Backlog information as of December 31, 2024, reflects all known elections as of such date.

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

OTHER PRODUCTS AND SERVICES

Streaming and Consumer Technology

Streaming and Consumer Technology includes the Company’s Streaming Technology software offerings and IMAX Enhanced products and services. Streaming Technology consists of several software products including:

•IMAX StreamSmart ― works within existing video compression workflows to reduce bitrates and retain picture quality across all devices and formats and deliver significant cost savings for both on-demand and live content.

•IMAX StreamAware On-Demand ― all-in-one quality assurance and quality control to automate and standardize checks for comprehensive content integrity and regulatory compliance for third-party content libraries, across an entire video compression workflow

•IMAX StreamAware On-Air ― real-time monitoring software for live streams, which enables users to monitor video quality across their networks and to identify and address streaming issues.

These products are powered by IMAX VisionScience®, an AI technology that allows streaming platforms and broadcasters to automate workflows. The Company believes that these products allow users to deliver higher quality viewing experiences to their subscribers while reducing costs.

IMAX Enhanced is a solution to bring The IMAX Experience into the home. IMAX Enhanced provides end-to-end premium technology across streaming content and entertainment devices, offering consumers high-fidelity playback of image and sound in the home and beyond, including the following features:

•IMAX’s expanded aspect ratio, which is available on select titles and streaming platforms;

•IMAX’s proprietary remastering technology, which produces more vivid, higher-fidelity 4K HDR images on premium televisions; and

•IMAX’s signature sound, which was specially recreated and calibrated for the home to unlock more immersive audio.

To be certified as IMAX Enhanced, leading consumer electronics manufacturers spanning 4K/8K televisions, projectors, A/V receivers, loudspeakers, soundbars, smartphones, personal computers, tablets, and more must meet a carefully prescribed set of audiovisual performance standards, set by a certification committee along with some of Hollywood’s leading technical specialists.

At present, certified global device partners include Sony Electronics, Hisense, TCL, LG, Phillips, Hewlett Packard, Sound United and Honor, among others. As of December 31, 2024, more than 300 IMAX Enhanced titles had been released across five of the biggest streaming platforms worldwide: Disney+, Sony Bravia CORE, Tencent Video, iQiyi and Rakuten TV. Over 15 million IMAX Enhanced certified devices are estimated to be in use today.

IMAX Streaming and Consumer Technology is part of the Company’s next evolutionary step to extend the IMAX brand and technology further into new use cases, including streaming entertainment and the consumer electronics market.

(Refer to “Risk Factors ― Failure to respond adequately or in a timely fashion to changes and advancements in technology could negatively affect the Company’s business.”)

Other

The Company derives a small portion of its revenue from other sources including one owned and operated IMAX System in Sacramento, California; a commercial arrangement with one theater resulting in the sharing of profits and losses; the provision of management services to three other theaters; renting the Company’s proprietary large-format film cameras; and also offering production advice and technical assistance to both documentary and Hollywood filmmakers.

MARKETING AND CUSTOMERS

The Company markets IMAX Systems through a direct sales force and marketing staff located in offices in Canada, the United States, Greater China, Europe, and Asia. In addition, the Company has agreements with consultants, business brokers and real estate professionals to locate potential customers and system locations for the Company on a commission basis.

IMAX currently estimates a worldwide commercial multiplex addressable market of 3,619 locations, of which there were 1,735 commercial IMAX Systems operating as of December 31, 2024, representing a market penetration of only 48%. Commercial multiplex systems are the largest part of the IMAX network, comprising 1,735, or 96%, of the 1,807 IMAX Systems in the IMAX network as of December 31, 2024. The Company’s institutional customers include science and natural history museums, zoos, aquariums, and other educational and cultural centers. The Company also sells or leases IMAX Systems to commercial destinations such as theme parks, private home theaters, tourist destination sites, fairs, and expositions. As of December 31, 2024, approximately 75% of all open and operational IMAX Systems were in locations outside of the United States and Canada.

The following table provides detailed information about the IMAX network by system type and geographic location as of December 31, 2024 and 2023:

	December 31, 2024				December 31, 2023
	Commercial Multiplex	Commercial Destination	Institutional	Total	Commercial Multiplex	Commercial Destination	Institutional	Total
United States	370	4	24	398	363	4	24	391
Canada	44	1	5	50	42	1	7	50
Greater China(1)	796	—	13	809	791	—	16	807
Asia (excluding Greater China)	185	1	2	188	166	2	2	170
Western Europe	135	4	8	147	126	4	8	138
Latin America(2)	62	1	7	70	60	1	8	69
Rest of the World	143	—	2	145	145	—	2	147
Total(3)	1,735	11	61	1,807	1,693	12	67	1,772
(1)Greater China includes China, Hong Kong, Taiwan, and Macau.
(2)Latin America includes South America, Central America, and Mexico.
(3)Period-to-period changes in the table above are reported net of the effect of permanently closed locations.

The Company has a partnership in China with Wanda, which is its largest exhibitor customer. As of December 31, 2024, Wanda represented 21% of the Company’s commercial network (2023 ― 22%) and 12% of the Company’s backlog (2023 ― 4%) as well as 9% of its revenues for the year ended December 31, 2024 (2023 ― 10%). A geographic breakdown of the Company’s revenue is provided in Note 20 to “Consolidated Financial Statements” in Part II, Item 8.

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

The Company believes that its competitive strengths include the value of the IMAX brand name, the premium IMAX consumer experience and consumer loyalty, its relationships with prominent Hollywood and international filmmakers and other content creators (a number of whom desire to film their movies and events with IMAX cameras), the tailored distribution and marketing support by dedicated IMAX teams worldwide, and the return on investment of an IMAX System for exhibitors.

Furthermore, from a technological perspective, the Company believes that its competitive strengths include the design, quality, and historic reliability rate of IMAX Systems (including the IMAX Laser Systems), the IMAX immersive sound system, the level of the Company’s service and maintenance and extended warranty efforts, the number and quality of IMAX films that it distributes, the availability of Hollywood and international films to the IMAX network through IMAX Film Remastering technology, and the availability of unique and innovative events and experiences such as live streaming of sporting events, esports, distributed concerts, special theatrical screenings, and live Q&A sessions with top content creators.

The Company believes that these alternative formats deliver overall experiences that are inferior to The IMAX Experience and do not have IMAX’s brand trust, filmmaker endorsement, loyal fan base, or global footprint and scale.

Exhibitor and Studio Consolidation

The Company’s primary customers are commercial multiplex exhibitors and studios. The commercial exhibitors and studios industry have undergone significant consolidation, including AMC Entertainment Holdings Inc.’s (“AMC”) acquisition of Carmike

Cinemas and Odeon & UCI Cinemas Group (“Odeon”), which includes Nordic Cinema Group (“Nordic”), Cineworld Group plc’s (“Cineworld”) acquisition of Regal Entertainment Group (“Regal”), The Walt Disney Company’s (“Disney”) acquisition of certain studio assets from Twenty First Century Fox (“Fox”), and the expected acquisition of Paramount Global (“Paramount”) by Skydance Media, LLC (“Skydance”).

The Company believes that such consolidation in the entertainment industry has helped facilitate the growth of the IMAX network. The Company has historically enjoyed strong relationships with large commercial exhibitor chains, which have greater capital to purchase, lease, or otherwise acquire IMAX Systems, and major Hollywood studios. The Company believes that consolidation can help strengthen existing relationships and add expanded opportunities. For example, as larger commercial chains such as AMC and Cineworld have purchased smaller chains, those smaller chains have in turn become part of the IMAX network. For instance, following AMC’s acquisition of Odeon and Nordic, the Company and AMC entered into an agreement for 25 new IMAX Systems across the Odeon and Nordic network. The Company believes that continued consolidation could facilitate further signings and other strategic benefits going forward.

However, exhibitor consolidation has also resulted in individual exhibitor chains constituting a material portion of the Company’s revenue and network. Continued industry consolidation may present risks to the Company. (Refer to “Risk Factors – Consolidation among commercial exhibitors and studios reduces the breadth of the Company’s customer base, and could result in a narrower market for the Company’s products and reduced negotiating leverage. A deterioration in the Company’s relationship with key partners could materially and adversely affect the Company’s business, financial condition or results of operation. In addition, an adverse economic impact on a significant customer’s business operations could have a corresponding material adverse effect on the Company.” in Part I, Item 1A.)

THE IMAX BRAND

IMAX is a premier global technology platform for entertainment and events.

The Company relies on its brand to communicate its leadership and singular goal of creating entertainment experiences that exceed all expectations. Top filmmakers, studios, and other content creators use the IMAX brand to message that a film will connect with audiences in unique and extraordinary ways.

The Company has a Filmed for IMAX® program through which filmmakers partner closely with IMAX to craft films that fully leverage IMAX technology and where every frame, from inception, is intentionally designed for The IMAX Experience. Box office metrics have demonstrated that audiences respond favorably to Filmed for IMAX titles.

To capture content in a resolution appropriate for IMAX screens, filmmakers utilize IMAX 65mm film cameras or IMAX-certified digital cameras with leading brands including ARRI, Panavision, RED Digital Cinema and Sony. When this content is paired with IMAX’s proprietary post-production process, the resulting craftsmanship enthralls fans in 1,800+ IMAX locations around the world.

The IMAX brand is a promise to deliver what today’s audiences crave, which is a memorable, more emotionally engaging, more thrilling and shareable experience. IMAX commissions ongoing third-party consumer research to measure the strength of its brand in numerous markets. The Company’s latest 2024 studies show that the IMAX brand has achieved near universal consumer awareness, is uniquely recognized as a leading, ultra-premium brand, and offers one of the most differentiated movie-going experiences. The IMAX brand has also shown to signal a special, must-see event. Based on Brand Tracking Research, the IMAX brand ranged from two to 10 times more powerful than other entertainment technology brands across various measures of brand equity and health. The Company believes that its strong brand equity supports consumers’ predisposition to choose IMAX over competing brands and to pay a premium for The IMAX Experience now and into the future.

RESEARCH AND DEVELOPMENT

The Company believes that it is a premier global technology platform for awe-inspiring entertainment and events with significant proprietary expertise in digital and film-based projection and sound system component design, engineering, and imaging technology, particularly in laser-based technology. A significant portion of the Company’s research and development efforts has been focused on the IMAX Laser Systems, which the Company believes are capable of illuminating the largest screens in the IMAX network and provides greater brightness and clarity, higher contrast, a wider color gamut and deeper blacks, while consuming less power and lasting longer than existing digital technology, to ensure that the Company continues to provide the highest quality, premier cinematic experience available to consumers. The Company has continued research and development aimed at creating more affordable laser-based solutions with various screen sizes for its commercial multiplex customers.

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

The Company also continues to invest in new film cameras and other related technologies to bring bespoke capabilities and innovative technology to its differentiated 15/65mm camera fleet. The Company recently completed the first of its all-new fleet of IMAX 65mm film cameras. The Company’s engineering team spent two years developing new film cameras that offer spectacular image quality while incorporating new electronics and software, a more modern design, improved functionality and reduced noise by 30%.

Within the Company’s Streaming and Consumer Technology business, there is ongoing research and development in perceptual metrics including novel measurement and optimization techniques. Investments are also being made to expand existing and/or develop new technologies that are expected to foster innovative content creation, enhance video quality, support delivery at scale, and ensure premium presentation of content across consumer electronic devices. Furthermore, the Company intends to invest in activities that will capture opportunities to create/build AI and automation into its operations and processes.

As of December 31, 2024 and 2023, 89 and 86 of the Company’s employees were connected with research and development projects, respectively.

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

Maintenance and Extended Warranty Services

The Company provides ongoing maintenance and extended warranty services to IMAX Systems. These arrangements are usually for a separate fee. The maintenance and extended warranty arrangements include service, maintenance, and replacement parts for IMAX Systems.

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

PATENTS AND TRADEMARKS

The Company’s inventions cover various aspects of its proprietary technology and many of these inventions are protected by Letters of Patent or applications filed throughout the world, most significantly in the United States, Canada, China, India, Japan, France, Germany, and the United Kingdom. The subject matter covered by these patents and applications includes auditorium design and geometry, audio and display technology, mechanisms employed in projectors and projection equipment (including 3D projection equipment), stereoscopic (3D) imaging, digital remastering, dynamic range and contrast of projectors, seaming or superimposing images from multiple projectors, and other inventions relating to imaging technology, digital projectors, laser projection, and video quality assessment. Included in the Company’s patent portfolio are patent families acquired from the Eastman Kodak Company covering laser projection technology. In addition, the Company acquired more than 15 patent families in connection with the acquisition of SSIMWAVE in September 2022. The Company has been and will continue to be diligent in the protection of its proprietary interests.

As of December 31, 2024, the Company held 94 patents and had 19 patents pending in the United States and has corresponding patents or filed applications in many countries throughout the world. While the Company considers its patents to be important to the overall conduct of its business, it does not consider any particular patent essential to its operations. Certain of the Company’s patents expire between 2025 and 2041.

The Company owns or otherwise has rights to trademarks and trade names used in conjunction with the sale of its products, systems, and services. The following trademarks are considered significant in terms of the current and contemplated operations of the Company: IMAX®, IMAX 3D®, Experience It In IMAX®, The IMAX Experience®, DMR®, Filmed For IMAX®, IMAX Live®, IMAX Enhanced®, and IMAX StreamSmartTM. These trademarks are widely protected by registration or common law throughout the world.

HUMAN CAPITAL

The Company recognizes that effective human capital management is essential to its success. The Company’s objectives are centered on cultivating a culture and employee experience that transcends the ordinary. By doing so, the Company aims to achieve higher levels of employee engagement, which positively impacts workforce retention, enhances performance, and drives greater innovation.

As of December 31, 2024, the Company employed 700 people, with approximately 475 working outside of the United States.

People Strategy

To achieve these objectives, the Company’s people strategy focuses on the following areas:

•The Company is committed to building a compelling employee brand that attracts top talent.

•The Company connects employees with its purpose and values, giving them opportunities to make meaningful contributions.

•The Company’s competitive Total Rewards Program recognizes and rewards employee contributions.

•The Company maintains a strong emphasis on safety to ensure a secure and supportive work environment.

Recruiting Talent

The Company believes that a team of committed employees with unique backgrounds and experiences is critical to meeting the demands of its clients, partners, and moviegoers. To achieve this, the Company seeks to facilitate fair and equitable interview and hiring processes and provides training for all hiring managers. The Company’s outreach efforts include utilizing global job boards, engaging with community associations, partnering with universities, actively monitoring personnel developments in its industry and maintaining connections with IMAX alumni. The Company has also adopted and continues to review technologies and solutions to improve the hiring experience and enhance talent management.

Engaging Employees

The Company believes a strong organizational culture and positive employee experience contribute to higher engagement and performance. In 2024, the Company created a comprehensive plan to foster an environment that enables it to fulfill its mission, reflect its values, and exceed annual goals. In 2024, the Company also updated its performance management process and launched an employee training program to foster high performance, rolled out leadership development programs to build stronger manager and leader capabilities, and facilitated succession planning to build a strong bench of future leaders. The Company’s CEO and NEO succession planning was discussed in detail with its Board of Directors. The Company also created an employee value proposition and updated its vision, mission, and values to align teams and employees with a common purpose.

In 2024, the Company deployed a listening strategy with pulse surveys and global virtual focus groups to check in on employee engagement and identify opportunities for improvement.

Offering Competitive Total Rewards

The Company’s Total Rewards Program is designed to attract, retain, and motivate a highly skilled and diverse workforce. By offering competitive compensation and benefits, the Company strives to create an environment where employees feel engaged, valued, and supported in achieving their personal and professional goals. The Total Rewards Program delivers a well-rounded package that includes base salary, short-term and long-term incentives, and comprehensive benefits, with a strong focus on employee well-being.

Key initiatives to strengthen this program include the following:

•In 2024, the Company transformed its Canadian benefits program to provide employees with greater flexibility and choice. To support this significant change, the Company launched a comprehensive communication strategy, earning an award at Benefits Canada’s 2024 Workplace Benefits Awards for its educational campaign during the transition to the new flexible benefits plan.

•To better understand and address employee needs, the Company hosted global virtual focus groups, leveraging advanced crowdsourcing technology to gather rich data-driven insights. These sessions provided employees with a platform to share their experiences and expectations, shaping future initiatives and fostering a more inclusive workplace culture.

•A robust well-being strategy was created in direct response to employee feedback, prioritizing mental health as an integral aspect of overall wellness. This strategy emphasizes emotional, physical, financial, and social well-being.

•The Company conducted a thorough review of incentive compensation practices across organizational levels. This analysis will inform the development of future strategies to ensure incentive plans align with long-term goals, drive high performance, and equitably reward employees for their contributions.

Employee Safety

The Company acknowledges that risks to employee safety are present in various aspects of the Company’s work. The Company has implemented a comprehensive workplace safety management system that provides a framework for assessing risks and implementing controls. The Company’s internal responsibility system includes safety committees of employee representatives at all workplaces. Every employee is responsible for participating in safety planning activities, and managers are accountable for implementing safety programs within their respective functions.

AVAILABLE INFORMATION

The Company makes available, free of charge, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments to such reports, as soon as reasonably practicable after such filings have been made with the SEC. Reports may be obtained free of charge through the SEC’s website at www.sec.gov and through the Company’s Investor Relations website at www.imax.com/investor-relations or by calling the Company’s Investor Relations Department at 212-821-0154. The Company announces material information to the public through a variety of means, including filings with the SEC, press releases, public conference calls, and its website. The Company uses these channels to communicate with investors and the public about the Company, its products and services, and other matters. Therefore, investors are encouraged to review the information the Company makes public in these locations, as such information could be deemed to be material information. No information included on the Company’s website shall be deemed included or otherwise incorporated into this Form 10-K. All references to the Company’s website are intended to be inactive textual references only.

Item 1A. Risk Factors

Before you make an investment decision with respect to the Company’s common shares, you should carefully consider all of the information included in this Form 10-K and the Company’s subsequent periodic filings with the SEC. In particular, you should carefully consider the risk factors described below and the risks and uncertainties discussed in “Special Note Regarding Forward-Looking Information,” any of which could have a material adverse effect on the Company’s business, results of operations and financial condition and on the actual outcome of matters as to which forward-looking statements are made in this annual report. The following risk factors should be read in conjunction with the balance of this annual report, including the Consolidated Financial Statements and the “Notes to Consolidated Financial Statements.” The risks described below are not the only ones the Company faces. Additional risks that the Company currently deems immaterial or that are currently unknown to the Company may also impair its business or operations.

RISKS RELATED TO THE COMPANY’S BUSINESS AND OPERATIONS

General political, social and economic conditions can affect the Company’s business by reducing both revenues generated from existing IMAX Systems and the demand for new IMAX Systems.

The Company’s success depends in part on general political, social and economic conditions and the willingness of consumers to purchase tickets to IMAX locations. If movie-going becomes less popular globally, the Company’s business could be adversely affected, especially if such a decline continues in Greater China, whose consumer market recovered more slowly from the COVID-19 pandemic than other markets, and where economic challenges persist. In addition, the Company’s operations could be adversely affected if consumers’ discretionary income globally or in a particular geography falls as a result of an economic downturn or recession, sustained inflationary conditions, high interest rates, supply chain issues, or otherwise. Such adverse impact on consumer’s discretionary income could result in a shift in consumer demand away from movie-going. Furthermore, sustained inflationary pressures observed globally could materially increase the cost of our goods, services and personnel, which could cause an increase in the Company’s operating costs. The majority of the Company’s revenue is directly derived from the box office results of its exhibitor customers. Accordingly, a decline in attendance at commercial IMAX locations could materially and adversely affect several sources of key revenue streams for the Company.

The Company also depends on the sale, lease and installation of IMAX Systems to commercial exhibitors to generate revenue. Commercial exhibitors generate revenues from consumer attendance at their theaters, which depends on the willingness of consumers to visit movie theaters and spend discretionary income at movie theaters. In the event of declining box office and concession revenues, or other economic headwinds, commercial exhibitors may be less willing to invest capital in IMAX Systems. In addition, a significant portion of systems in the Company’s backlog are expected to be installed in newly-built multiplexes. An economic downturn, recession, significant increases in interest rates or other adverse economic developments could impact developers’ ability to secure financing on acceptable terms and complete the build-out of these locations, thereby negatively impacting the Company’s ability to install IMAX Systems, grow its theater network and collect its contractual revenue.

The success of the IMAX network is directly related to the availability and success of the IMAX remastered films, and other films released to the IMAX network, as well as the continued purchase or lease of IMAX Systems and other support by exhibitors, for which there can be no guarantee.

An important factor affecting the growth and success of the IMAX network is the availability and strategic selection of films for IMAX locations and the box office performance of such films. The Company itself produces only a small number of such films and, as a result, the Company relies principally on films produced by third-party filmmakers and studios, including both Hollywood and local language features converted into the Company’s format. In 2024, 118 new IMAX films were released to the Company’s global network. There is no guarantee that filmmakers and studios will continue to release films to the IMAX network, or that the films selected for release to the IMAX network will be commercially successful.

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

The Company depends principally on commercial exhibitors to purchase or lease IMAX Systems, to supply box office revenue under joint revenue sharing arrangements and under its sale and sales-type lease agreements, and to supply venues in which to exhibit IMAX films. The Company is unable to predict the pace at which exhibitors will purchase or lease IMAX Systems or enter into joint revenue sharing arrangements with the Company, or whether any of the Company’s existing exhibitor customers will continue to do any of the foregoing. If exhibitors choose to reduce their levels of presence or expansion, negotiate economic terms that are less favorable to the Company, or decide not to enter into transactions with the Company, the Company’s revenues would not increase at an anticipated rate and motion picture studios may be less willing to convert their films into the Company’s format for exhibition in commercial IMAX locations. As a result, the Company’s future revenues and cash flows could be adversely affected.

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

The Company faces cybersecurity and similar risks, which could result in the disclosure, theft, or loss of confidential or other proprietary information, including intellectual property, damage to the Company’s brand and reputation, legal exposure and financial losses. The Company must also comply with a variety of data privacy regulations and failure to comply with such regulations may adversely affect the Company’s financial performance.

The nature of the Company’s business involves access to and storage of confidential and proprietary content and other information, including its own intellectual property and the intellectual property of certain movie studios or partners it may work with, as well as certain information regarding the Company’s customers, employees, licensees, and suppliers. Although the Company maintains robust procedures, internal policies and technological security measures to safeguard such content and information, as well as a cybersecurity insurance policy, the Company’s information technology systems, and the information technology systems of its current or future third-party vendors, collaborators, consultants and service providers, could be penetrated by internal or external parties intent on extracting information, corrupting information, stealing intellectual property or trade secrets, or disrupting business processes. Information security risks have increased in recent years because of the proliferation of new technologies and the increased sophistication and activities of perpetrators of cyber-attacks, including from emerging technologies, such as advanced forms of AI and quantum computing. The Company’s information technology infrastructure may be vulnerable to such attacks, including through the use of malware, software bugs, computer viruses, ransomware, social engineering, and denial of service. It is possible that such attacks could compromise the Company’s security measures or the security measures of parties with whom the Company does business. Because the techniques that may be used to circumvent the Company’s safeguards change frequently and may be difficult to detect, the Company may be unable to anticipate any new techniques or implement sufficient preventive security measures. In addition, the Company’s sensitive, proprietary, or confidential information could be leaked, disclosed, or revealed as a result of or in connection with the Company’s employees’ or third-party vendors’ use of generative AI technologies. The Company seeks to monitor such attempts and incidents and to prevent their recurrence through modifications to the Company’s internal procedures and information technology infrastructure and provides information security training and compliance program to its employees on an annual basis, but in some cases preventive action might not be successful. Moreover, the development and maintenance of these security measures may be costly and will require ongoing updates as technologies evolve and techniques to overcome the Company’s security measures become more sophisticated. Any such attack or unauthorized access could result in a disruption of the Company’s operations, the theft, unauthorized use or publication of confidential or proprietary information of the Company or its customers, employees, licensees or suppliers, a reduction of the revenues the Company is able to generate from its operations, damage to the Company’s brand and reputation, a loss of confidence in the security of the Company’s business and products, and significant legal and financial exposure, each of which could potentially have an adverse effect on the Company’s business. Refer to Part 1C, “Cybersecurity” for additional information.

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

A significant portion of the GBO generated by the Company’s exhibitor customers and its revenues are generated from customers located outside the United States and Canada. Approximately 58%, 64%, and 62% of the Company’s revenues were derived outside of the United States and Canada in 2024, 2023, and 2022, respectively. As of December 31, 2024, approximately 84% of IMAX Systems in backlog were scheduled to be installed in international markets. The Company’s network spanned 90 different countries as of December 31, 2024, and the Company expects its international operations to continue to account for an increasingly significant portion of its future revenues. There are a number of risks associated with operating in international markets that could negatively affect the Company’s operations, sales and future growth prospects. These risks include:

•new tariffs, trade protection measures, import or export licensing requirements, trade embargoes, sanctions, and other trade barriers, including but not limited to tariffs planned, implemented or threatened by the new U.S. administration and retaliatory responses thereto;

•new restrictions on access to markets, both for IMAX Systems and films;

•unusual or burdensome foreign laws or regulatory requirements or unexpected changes to those laws or requirements, including censorship of content that may restrict what films the Company’s network can present;

•fluctuations in the value of various foreign currencies versus the U.S. Dollar, potential currency devaluations, and imposition of foreign exchange controls in foreign jurisdictions;

•difficulties in obtaining competitively priced key commodities, raw materials, and component parts from various international sources that are needed to manufacture quality products on a timely basis;

•dependence on foreign distributors and their sales channels;

•reliance on local partners, including in connection with joint revenue sharing arrangements;

•difficulties in staffing and managing foreign operations;

•inability to complete installations of IMAX Systems, including as a result of material disruptions or delays in the Company’s supply chains, or collect full payment on installations thereof;

•local business practices that can present challenges to compliance with applicable anti-corruption and bribery laws;

•difficulties in establishing market-appropriate pricing;

•less accurate and/or less reliable box office reporting;

•adverse changes in foreign government monetary and/or tax policies, and/or difficulties in repatriating cash from foreign jurisdictions (including with respect to China, where approval of the State Administration of Foreign Exchange is required);

•poor recognition of intellectual property rights;

•difficulties in enforcing contractual rights;

•economic conditions in foreign markets, including inflation;

•public health concerns, including pandemics or epidemics, and regulations in response thereto, which could adversely affect the Company’s and its customers’ operations;

•requirements to provide performance bonds and letters of credit to international customers to secure system component deliveries;

•harm to the IMAX brand from operating in countries with records of controversial government action, including human rights abuses; and

•political, economic and social instability, which could result in adverse consequences for the Company’s interests in different regions of the world.

Additionally, global geopolitical tensions, such as the conflicts between Russia and Ukraine and in the Middle East, and actions that governments take in response may adversely impact the Company’s ability to operate in such regions and/or result in global or regional economic downturns. For example, in response to the ongoing conflict between Russia and Ukraine, Canada, the United States, and other countries in which the Company operates have imposed broad sanctions and other restrictive actions against governmental and other entities in Russia, which in turn have and may continue to have an adverse impact on the Company’s business and results of operations in affected regions. In addition, in the wake of the Russia-Ukraine conflict and resulting sanctions, major movie studios suspended the theatrical release of films in Russia and financial institutions halted transactions with Russian entities. The Company has notified its exhibitor clients in Russia that such sanctions and actions constitute a force majeure event under their system agreements, resulting in the suspension of the Company’s obligations thereunder. Given the uncertainty as to the scope, intensity, duration and outcome of geopolitical conflicts, it is difficult to predict the full extent of the adverse impact of geopolitical conflicts on the Company’s business and results of operations. Additionally, given the global nature of the Company’s operations, any protracted conflict or the broader macroeconomic impact of geopolitical conflicts and sanctions imposed in response thereto, have had and could continue to have an adverse impact on the Company’s business, results of operations, financial condition, and future performance (the Company has 11 systems in its backlog from Russia, the Confederation of Independent States (“CIS”) and Ukraine, and none from Israel) and may also magnify the impact of other risks described herein, including the risk of cybersecurity attacks, which may impact information technology systems unrelated to the conflict, or jeopardize critical infrastructure in jurisdictions where the Company operates.

In addition, changes in United States or Canadian foreign policy can present additional risks or uncertainties as the Company continues to expand its international operations. Opening and operating theaters in markets that have experienced geopolitical or sociopolitical unrest or controversy, including through partnerships with local entities, exposes the Company to the risks listed above, as well as additional risks of operating in a volatile region. Such risks may negatively impact the Company’s business operations in such regions and may also harm the Company’s brand. Moreover, a deterioration of the diplomatic relations between the United States or Canada and a given country may impede the Company’s ability to conduct business in such countries and have a negative impact on the Company’s financial condition and future growth prospects.

The Company faces risks in connection with its significant presence in China and the continued expansion of its business there.

As of December 31, 2024, the Company had 809 IMAX Systems operating in Greater China with an additional 237 systems in backlog, which represent 54% of the Company’s current backlog. Of the IMAX Systems currently scheduled to be installed in Greater China, 78% are under joint revenue sharing arrangements, which further increases the Company’s ongoing exposure to box office performance in this market.

The China market faces a number of risks, including a continued slow recovery from the COVID-19 pandemic, changes in laws and regulations, currency fluctuations, increased competition, and changes in economic conditions, including the risk of an economic downturn or recession, trade embargoes, restrictions or other barriers, as well as other conditions that may impact the Company’s exhibitor and studio partners, and consumer spending. The market’s slow recovery from the pandemic has caused some exhibitors in Mainland China, including several of the Company’s exhibitor partners, to experience financial difficulties which, in certain cases, has resulted in delays in meeting payment and IMAX System installation obligations to the Company. There are no guarantees that such financial difficulties will not continue, or that partner delays or failures to meet contractual obligations will not occur in the future, adversely impacting the Company’s future revenues and cash flows.

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

Political tensions and/or trade wars between China and the United States or Canada could exacerbate any or all of these risks, and adverse developments in any of these areas could impact the Company’s future revenues and cash flows and could cause the Company to fail to achieve anticipated growth in Mainland China.

The Company may experience adverse effects due to exchange rate fluctuations.

A substantial portion of the Company’s revenues is denominated in U.S. Dollars, while a substantial portion of its expenses is denominated in Canadian Dollars. The Company also generates revenues in Chinese Renminbi, Euros and Japanese Yen. While the Company periodically enters into forward contracts to hedge a portion of its exposure to exchange rate fluctuations between the U.S. and the Canadian Dollar, the Company may not be successful in reducing its exposure to these fluctuations. The use of derivative contracts is intended to mitigate or reduce transactional level volatility in the results of foreign operations, but does not completely eliminate volatility. Even in jurisdictions in which the Company does not accept local currency or requires minimum payments in U.S. Dollars, significant local currency issues may impact the profitability of the Company’s arrangements with its customers, which ultimately affect the ability to negotiate cost-effective arrangements and, therefore, the Company’s results of operations. In addition, because IMAX films generate box office revenue in 90 different countries, unfavorable exchange rates between applicable local currencies and the U.S. Dollar could affect the GBO generated by exhibitors and the Company’s reported revenues, further impacting the Company’s results of operations.

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

The Company’s primary customers are commercial multiplex exhibitors. Since 2016, the commercial exhibition industry has undergone significant consolidation, including AMC’s acquisition of Carmike Cinemas and Odeon, which includes Nordic and Cineworld’s acquisition of Regal. Exhibitor concentration has resulted in certain exhibitor chains constituting a material portion of the Company’s network and revenue. For instance, Wanda is the Company’s largest exhibitor customer, representing approximately 9% of the Company’s total revenues in 2024. As of December 31, 2024, through the Company’s partnership with Wanda, there were 384 IMAX Systems operational in Greater China and Wanda represented approximately 21% of the global network and 12% of the Company’s global backlog. The share of the Company’s revenue that is generated by Wanda is expected to continue to grow as the number of IMAX Systems in backlog with Wanda are opened. No assurance can be given that significant customers such as Wanda will continue to purchase IMAX Systems and/or enter into joint revenue sharing arrangements with the Company and if so, whether contractual terms will be affected. If the Company does business with Wanda or other large exhibitor chains less frequently or on less favorable terms than currently, the Company’s business, financial condition or results of operations may be adversely affected. In addition, an adverse economic impact on a significant customer’s business operations could have a corresponding material adverse effect on the Company.

The Company also receives revenues from studios releasing IMAX films. Hollywood studios have also experienced consolidation, as evidenced by Disney’s acquisition of certain studio assets from Twenty First Century Fox in 2019 and the expected acquisition of Paramount by Skydance. Studio consolidation could result in individual studios comprising a greater percentage of the Company’s film slate and overall IMAX Film Remastering revenue, and could expose the Company to the same risks described above in connection with exhibitor consolidation.

Failure to respond adequately or in a timely fashion to changes and advancements in technology could negatively affect the Company’s business.

In order to keep pace with changes and advancements in technology and in order to continue to provide an experience that is premium to and differentiated from conventional entertainment experiences, the Company has made, and expects to continue to make, significant investments in technology in the form of research and development and the acquisition of third-party intellectual property and/or proprietary technology. A significant portion of the Company’s research and development efforts have been focused on the IMAX Laser Systems and film cameras. The Company intends to continue research and development to further evolve its end-to-end technology. Within the Company’s Streaming and Consumer Technology business, there is ongoing research and development in perceptual metrics including novel measurement and optimization techniques. The process of developing new technologies is inherently uncertain and subject to certain factors that are outside of the Company’s control, including reliance on third-party partners and suppliers, and the Company can provide no assurance its investments will result in commercially viable advancements to the Company’s existing products or in commercially successful new products, or that any such advancements or products will improve upon existing technology or will be developed within the timeframe expected.

Artificial intelligence technologies and their uses are currently undergoing rapid change. If the Company fails to enhance its current AI products and develop new products in response to changes in technology or industry standards, or the Company fails to bring product enhancements or new product developments to market quickly enough, the Company’s AI-enabled products could rapidly become less competitive or obsolete.

The introduction of new, competing products and technologies could harm the Company’s business.

The entertainment industry is very competitive. The Company faces competition both in the form of technological advances in in- home entertainment, as well as those within out-of-home entertainment, including the theater-going experience. For example, according to research conducted by Omdia, there were approximately 39,000 conventional-sized screens in North American commercial multiplexes in 2023. In addition, exhibitors and entertainment technology companies have introduced their own branded, large-screen 3D auditoriums or other proprietary theater systems, and in many cases, have marketed those auditoriums or theater systems as having similar quality or attributes as an IMAX System. The Company competes with entertainment and media companies with new technologies and/or substantially greater capital resources to develop and support them. The Company may be unable to continue to produce theater systems or provide experiences which are premium to, or differentiated from, other theater systems or entertainment experiences, respectively. Furthermore, many of the Company’s commercial exhibitor customers are reliant on the availability of retail shopping malls at physical locations, which compete with other forms of retailing such as online retail websites, and may be adversely affected by the changes in the retail shopping landscape and consumer purchasing patterns. In return, the Company may be adversely affected by the challenges faced by its exhibitor customers.

As noted above, the Company faces in-home competition from a number of alternative motion picture distribution channels such as home video, streaming services, video-on-demand, internet, and broadcast and cable television. The average exclusive theatrical release window for Hollywood titles has decreased over the years, and there can be no assurance that this release window, which is determined by the movie studios, will not shrink further which could have an adverse impact on the Company’s business and results of operations. In addition, as a result of the COVID-19 pandemic and related movie theater closures, in 2020 and 2021, a number of films were released directly or concurrently to streaming services the same day as to theaters. Most major film studios have since recommitted to exclusive theatrical releases for blockbuster movies. However, there can be no assurance that direct or concurrent release to streaming services will not resume or increase in the future, intensifying in-home competition. Several streaming services release original films directly to subscribers, bypassing theatrical distribution. The Company further competes for the public’s leisure time and disposable income with other forms of entertainment, including gaming, sporting events, concerts, live theater, social media, and restaurants.

If the Company is unable to continue to produce a differentiated theater experience, consumers may be unwilling to pay the price premiums associated with the cost of IMAX tickets and the box office performance of IMAX films may decline. The declining box office performance of IMAX films could materially and adversely harm the Company’s business and prospects.

The Company may not be able to adequately protect its intellectual property, and competitors could misappropriate its technology or brand, which could weaken its competitive position.

The Company depends on its proprietary knowledge regarding IMAX Systems including digital and film technology, video quality assessment and image enhancement. The Company relies principally upon a combination of copyright, trademark, patent and trade secret laws, restrictions on disclosures and contractual provisions to protect its proprietary and intellectual property rights. These laws and procedures may not be adequate to prevent unauthorized parties from attempting to copy or otherwise obtain the Company’s processes and technology or deter others from developing similar processes or technology, which could weaken the Company’s competitive position and require the Company to incur costs to secure enforcement of its intellectual property rights. The protection provided to the Company’s proprietary technology by the laws of foreign jurisdictions may not protect it as fully as the laws of Canada or the United States. The lack of protection afforded to intellectual property rights in certain international jurisdictions may be increasingly problematic given the extent to which the future growth of the Company is anticipated to come from foreign jurisdictions. The Company may develop proprietary technology or knowledge, including AI-generated works, that are not entitled to intellectual property protection. Finally, some of the underlying technologies of the Company’s products and system components are not covered by patents or patent applications.

The Company owns patents issued and patent applications pending, including those covering its digital projector, digital conversion technology, laser illumination technology, and other inventions relating to imaging technology and video quality assessment. The Company’s patents are filed in the United States, often with corresponding patents or filed applications in other jurisdictions, such as Canada, China, Belgium, Japan, France, Germany, and the United Kingdom. The patent applications pending may not be issued or the patents may not provide the Company with any competitive advantage. The patent applications may also be challenged by third parties. Several of the Company’s issued patents expire between 2025 and 2041.
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

The Company’s operating results and cash flow can fluctuate substantially from period to period. In particular, fluctuations in IMAX System installations and GBO performance of IMAX films can materially affect operating results. Factors that have affected the Company’s operating results and cash flow in the past, and are likely to affect its operating results and cash flow in the future, include, among other things:

•the timing of signing and installation of new IMAX Systems (particularly for installations in newly-built multiplexes, which can result in delays that are beyond the Company’s control);

•the timing and commercial success of films distributed to the Company’s network;

•the demand for, and acceptance of, the Company’s products and services;

•the recognition of revenue of sale and sales-type leases;

•the classification of leases as sales-type versus operating;

•the volume of orders received and that can be filled in the period;

•the level of its sales backlog;

•the signing of film distribution agreements;

•the financial performance of IMAX Systems operated by the Company’s customers;

•financial difficulties faced by customers, particularly customers in the commercial exhibition industry;

•the magnitude and timing of spending in relation to the Company’s research and development efforts and related investments, as well as new business initiatives, and success thereof; and

•the number and timing of joint revenue sharing arrangement installations, related capital expenditures, and timing of related cash receipts.

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

•initial fees, which are paid in installments generally commencing upon the signing of the agreement until installation of the IMAX System;

•ongoing fees, which are paid monthly after the IMAX System has been opened to the public and are generally equal to the greater of a fixed minimum amount per annum and a percentage of box office receipts; and

•ongoing annual maintenance and extended warranty fees, which are generally payable annually or quarterly.

Initial fees generally make up the vast majority of cash received under IMAX System sales or sales-type lease agreements.

For sale and sales-type leases, the revenue recorded is generally equal to the sum of initial fees and the present value of any future initial payments, and where applicable fixed minimum ongoing payments. Revenue recorded for sales arrangements may also include an estimate of future variable consideration due under the agreement. Cash received from initial fees in advance of meeting the revenue recognition criteria for the IMAX Systems is recorded as deferred revenue.

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

As of December 31, 2024, the Company’s backlog included 440 IMAX Systems, consisting of 164 IMAX Systems under sales or lease arrangements and 276 IMAX Systems under joint revenue sharing arrangements. The Company lists signed contracts for IMAX Systems for which revenue has not been recognized as backlog prior to the time of revenue recognition. The total value of the backlog represents all binding IMAX System sale or lease agreements scheduled to be installed in the future. Backlog value includes initial fees along with the estimated present value of contractual ongoing fees due over the term, but excludes any variable consideration estimates and amounts allocated to maintenance and extended warranty revenues. Notwithstanding their legal obligations, some of the Company’s exhibition customers with which it has signed contracts may be delinquent in their contractual payments and/or not accept delivery of IMAX Systems that are included in the Company’s backlog. An economic or industry downturn may exacerbate exhibition customer liquidity constraints and the risk of customers not accepting delivery of IMAX Systems. Construction projects linked to malls are particularly susceptible to economic downturns and delays. Customers sometimes request that the Company agree to modify their obligations concerning systems in backlog, which the Company has agreed to do in the past under certain circumstances, and may agree to do in the future. Customer-requested delays in the installation of IMAX Systems in backlog remain a recurring and unpredictable part of the Company’s business. China’s slow recovery from the COVID-19 pandemic has caused several of the Company’s exhibition partners operating in China to delay payment or theater system installation obligations to the Company. Any reduction or change in backlog could adversely affect the Company’s future revenues and cash flows.

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

The Company has been and may continue to be subject to impairment losses on its film assets if such assets do not meet management’s estimates of total revenues.

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

The Company has been and may continue to be subject to impairment losses on its inventories if they become obsolete.

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

The Company is listed on the New York Stock Exchange (“NYSE”) and its publicly traded shares have in the past experienced, and may continue to experience, significant price and volume fluctuations. This market volatility could reduce the market price of its common shares, regardless of the Company’s operating performance. A decline in the capital markets generally, or an adjustment in the market price or trading volumes of the Company’s publicly traded securities, may negatively affect the Company’s ability to raise capital, issue debt, secure customer business or retain employees. These factors, as well as general economic and geopolitical conditions, may have a material adverse effect on the market price of the Company’s publicly traded securities.

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

RISKS RELATED TO THE COMPANY’S INDEBTEDNESS

The Company’s debt agreements contain significant restrictions that limit its operating and financial flexibility.

The credit agreement governing the Company’s senior secured credit facility contains certain restrictive covenants that, among other things, limit its ability to:

•incur additional indebtedness;

•pay dividends and make distributions;

•repurchase stock;

•make certain investments;

•transfer or sell assets;

•create liens;

•enter into transactions with affiliates;

•issue or sell stock of subsidiaries;

•create dividend or other payment restrictions affecting restricted subsidiaries; and

•merge, consolidate, amalgamate, or sell all or substantially all of its assets to another person.

In addition, certain provisions in the Company’s 0.500% Convertible Senior Notes due 2026 (the “Convertible Notes”) and the related indenture could make a third-party attempt to acquire the Company more difficult or expensive, discouraging a third party from acquiring the Company or removing incumbent management, which holders of the Company’s common shares may view as favorable.

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

As of December 31, 2024, the Company had approximately $387.0 million of consolidated indebtedness and liabilities. The Company may also incur additional indebtedness to meet future financing needs. The Company’s indebtedness could have significant negative consequences for its security holders and its business, results of operations and financial condition by, among other things:

•increasing its vulnerability to adverse economic and industry conditions;

•limiting its ability to obtain additional financing;

•requiring the dedication of a substantial portion of its cash flow from operations to service its indebtedness, which will reduce the amount of cash available for other purposes;

•limiting its flexibility to plan for, or react to, changes in its business;

•diluting the interests of its shareholders as a result of issuing common shares upon conversion of the Convertible Notes;

•holders of the Convertible Notes may, subject to certain conditions, require the Company to repurchase their Convertible Notes following a fundamental change; and

•placing the Company at a possible competitive disadvantage with competitors that are less leveraged than the Company or have better access to capital.

The Company’s business may not generate sufficient funds, and the Company may otherwise be unable to maintain sufficient cash reserves, to pay amounts due under its indebtedness, and the Company’s cash needs may increase in the future. In addition, the Credit Agreement contains, and any future indebtedness that the Company incurs may contain, financial and other restrictive covenants that limit its ability to operate, raise capital or make payments under its other indebtedness. If the Company fails to comply with these covenants and that of other debt agreements or to make payments under its indebtedness when due, then the Company would be in default under that indebtedness, which could, in turn, result in that and the Company’s other indebtedness becoming immediately payable in full. A description of the Company’s outstanding indebtedness is provided in Note 13 to “Consolidated Financial Statements” in Part II, Item 8.

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

Under United States Generally Accepted Accounting Principles (“U.S. GAAP”), the Company reviews its long-lived assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be qualitatively assessed at least annually and when events or changes in circumstances arise or can be quantitatively tested for impairment. Factors that may be considered a change in circumstances include (but are not limited to) a decline in share price and market capitalization, declines in future cash flows, and slower growth rates in the Company’s industry. The Company may be required to record a significant charge to earnings in its financial statements during the period in which any impairment of its goodwill or long- lived assets is determined.

Changes in accounting and changes in management’s estimates may affect the Company’s reported earnings and operating income.

U.S. GAAP and accompanying accounting pronouncements are highly complex and involve many subjective judgments. Changes in these rules, their interpretation, management’s estimates, or changes in the Company’s products or business could significantly change its reported future earnings and operating income and could add significant volatility to those measures, without a comparable underlying change in cash flow from operations. More information is provided in “Critical Accounting Estimates” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

Regulatory and market responses to climate change concerns may negatively impact our business and increase our operating costs.

Growing public concern about climate change and enhanced governmental attention to climate matters has resulted in expanding mandatory and voluntary reporting, diligence, and disclosure on topics such as climate change impacts, carbon emissions, water usage, waste management, and risk oversight and has expanded and may continue to expand the nature, scope, and complexity of matters that the Company is required to control, assess, and report. Furthermore, regulatory efforts to combat climate change could result in increases in the cost of raw materials, taxes, transportation and utilities for the Company’s suppliers and vendors which would result in higher operating costs for the Company and potentially impact the availability of components used in the IMAX Systems. These and other rapidly changing laws, regulations, policies, interpretations, and expectations and shift in consumer sentiment may increase the cost of the Company’s compliance, divert management attention, alter the environment in which it does business, and expose the Company to potentially significant fines or other penalties if it is unable to comply with such laws, regulations or policies, any of which could have a material adverse effect on the Company’s business, results of operations, and financial condition. However, the Company is unable to predict at this time, the potential effects, if any, that any climate change initiatives may have on its business.

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

CYBERSECURITY RISK MANAGEMENT FRAMEWORK

The Company employs a multi-faceted cybersecurity risk management framework, which is integrated into its enterprise risk management system. The Company aligns its security policies and practices with the ISO 27001 framework and manages its cybersecurity risks through a dedicated information security team, reporting to the Head of Information Security. The information security team is tasked with, among other things, assessing, identifying and managing material cybersecurity risks and overseeing the implementation of the Company’s cybersecurity strategy. The Company’s cybersecurity risk management includes, but is not limited to, the following elements.

Risk Identification and Assessment

The information security team conducts periodic risk assessments, which includes penetration testing and vulnerability scanning, on the Company’s Information Technology (“IT”) infrastructure, systems, and networks to identify potential vulnerabilities, weaknesses, and risks, and evaluates the potential impact of cybersecurity risks on the Company’s operations, financials, and business.

Risk Mitigation Measures

The information security team implements and maintains a multi-layered defense approach to safeguard the Company’s information technology infrastructure in accordance with industry best practices and updates the Company’s systems and software to address identified vulnerabilities. The Company has also developed an incident response and disaster recovery plan to respond to cybersecurity incidents.

Vendor Risk Management

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

The CTO leads management’s assessment and management of cybersecurity risks. The Company’s Head of Information Security leads the information security team, which is responsible for managing day-to-day cybersecurity risks and implementing and maintaining the Company’s cybersecurity strategy. The Head of Information Security reports to and regularly briefs the CTO on cybersecurity matters, including results of vulnerability testing and remediation, cyber incident responses, and progress on cybersecurity infrastructure initiatives. The CTO and Head of Information Security update the Audit Committee about cybersecurity risks and any investigation of a material cybersecurity incident.

The Company’s current CTO has over 20 years of experience in senior technology leadership roles, involving oversight of all aspects of technology development and technical operations, including cybersecurity.

The Company’s current Head of Information Security has over 20 years of experience in cybersecurity roles, including in cybersecurity engineering, information security assessment, and development and management of corporate security policies and governance problems.

Item 2. Properties

The Company’s principal executive offices are located in Mississauga, Ontario, Canada, New York, New York, and Playa Vista, California. As of December 31, 2024, the Company’s principal facilities are as follows:

	Operation	Own/Lease	Expiration
Mississauga, Ontario(1)	Headquarters, Administrative, Assembly, Research and Development, and Maintenance Services	Own	N/A
Playa Vista, California	Sales, Marketing, Film Production and Post-Production	Own	N/A
New York, New York	Executive	Lease	2029
Tokyo, Japan	Sales, Marketing, and Maintenance Services	Lease	2025
Shanghai, China	Sales, Marketing, Maintenance Services, and Administrative	Lease	2029
Waterloo, Ontario	Sales, Marketing, Administrative, and Research and Development	Lease	2025
Dublin, Ireland	Sales, Marketing, Administrative, and Research and Development	Lease	2026
London, United Kingdom	Sales	Lease	2025
(1)This facility is subject to a charge in favor of Wells Fargo Bank in connection with a secured revolving credit facility. More information is provided in Note 13 to “Consolidated Financial Statements” in Part II, Item 8.

The Company believes that its existing facilities and equipment are in good operating condition and are suitable for the conduct of its business.

Item 3. Legal Proceedings

Refer to Note 15 to “Consolidated Financial Statements” in Part II, Item 8.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common shares are traded on the NYSE under the symbol “IMAX.”

As of January 31, 2025, the Company had approximately 225 registered holders of record of its common shares.

The Company has not paid, nor does the Company have any current plans to pay, cash dividends on its common shares. The payment of dividends by the Company is subject to certain restrictions under the terms of the Company’s indebtedness (see Note 13 to “Consolidated Financial Statements” in Part II, Item 8.) The payment of any future dividends will be determined by the Board in light of conditions then existing, including the Company’s financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board.

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

Performance Graph

The following graph compares the total cumulative shareholder return for $100 invested on December 31, 2019 (assuming that all dividends were reinvested) in common shares of the Company against the cumulative total return of the NYSE Composite Index, the S&P/TSX Composite Index and the IMAX Peer Group to the end of the most recently completed fiscal year. The IMAX Peer Group consists of Ambarella, Inc., Cinemark Holdings, Inc., Cineplex Inc., Corsair Gaming, Inc., Dolby Laboratories, Inc., fuboTV Inc., Harmonic Inc., Knowles Corporation, Lions Gate Entertainment Corp., The Marcus Corporation, WildBrain Ltd., and Xperi Inc. The performance period includes the COVID-19 pandemic, which significantly impacted the out-of-home entertainment industry. The impact of the pandemic on the Company’s operations are discussed elsewhere herein.

CUMULATIVE VALUE OF $100 INVESTMENT
$160.00
$140.00
$120.00
$100.00
$80.00
$60.00
$40.00
$20.00
$-
2019
2020
2021
2022
2023
2024
S&P/TSX Composite
NYSE Composite
IMAX
PEERS INDEX

Issuer Purchases of Equity Securities

In 2017, the Company announced that the Board approved a $200.0 million share repurchase program for its common shares that would have initially expired on June 30, 2020, which was subsequently extended and increased in the total share repurchase authority to $400.0 million. In 2023, the Company’s Board approved a 36-month extension to its share repurchase program through June 30, 2026. As of December 31, 2024, the Company had $150.7 million authorized for repurchase under its approved share repurchase program. The repurchases may be made either in the open market or through private transactions, including repurchases made pursuant a plan intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, subject to market conditions, applicable legal requirements, and other relevant factors. The Company has no obligation to repurchase shares and the share repurchase program may be suspended or discontinued by the Company at any time. During the three months ended December 31, 2024, the Company did not repurchase any common shares.

As of December 31, 2024 and December 31, 2023, the IMAX LTIP trustee did not hold any shares. Any shares held with the trustee are recorded at cost and are reported as a reduction against Capital Stock on the Company’s Consolidated Balance Sheets.

The Company’s common share repurchase program activity for the three months ended December 31, 2024 was as follows:

	Three Months Ended December 31, 2024
	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum value of shares that may yet be purchased under the program
October 1 through October 31, 2024	—	$—	—	$150,720,352
November 1 through November 30, 2024	—	—	—	150,720,352
December 1 through December 31, 2024	—	—	—	150,720,352
Total	—	$—	—

In 2023, IMAX China’s shareholders granted its Board of Directors (the “IMAX China Board”) a general mandate authorizing the IMAX China Board, subject to applicable laws, to repurchase shares of IMAX China not to exceed 10% of the total number of issued shares as of June 7, 2023 (33,959,314 shares). This program expired on the date of the 2024 Annual General Meeting of IMAX China on June 7, 2024. During the 2024 Annual General Meeting, shareholders approved the repurchase of shares of IMAX China not to exceed 10% of the total number of shares as of June 7, 2024 (34,000,845 shares). This program will be valid until the 2025 Annual General Meeting of IMAX China. The repurchases may be made in the open market or through other means permitted by applicable laws. IMAX China has no obligation to repurchase its shares and the share repurchase program may be suspended or discontinued by IMAX China at any time. During the three months ended December 31, 2024, IMAX China did not repurchase any common shares.

For the years ended December 31, 2024 and 2023, there were no share purchases in the administration of employee share-based plans.

A summary of the material terms and conditions of the Company’s revolving credit facility, which includes a limitation of the amount of permitted share repurchases, is provided in Note 13 to “Consolidated Financial Statements” in Part II, Item 8.

Issuer Sales of Unregistered Securities

Refer to “Capital Stock — Shared-Based Compensation” in Note 16 to “Consolidated Financial Statements” in Part II, Item 8.

Item 6. Selected Financial Data

Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

IMAX Corporation (together with its consolidated subsidiaries, the “Company” or “IMAX”) is a Canadian corporation that was formed in March 1994 as a result of an amalgamation between WGIM Acquisition Corp. and the former IMAX Corporation (“Predecessor IMAX”). Predecessor IMAX was incorporated in 1967.

IMAX is a premier global technology platform for entertainment and events. Through its proprietary software, auditorium architecture, patented intellectual property, and specialized equipment, IMAX offers a unique end-to-end solution to create superior, awe-inspiring immersive content experiences for which the IMAX® brand is globally renowned. Top filmmakers, movie studios, artists, and creators utilize the cutting-edge visual and sound technology of IMAX to connect with audiences in innovative ways. As a result, IMAX is among the most important and successful global distribution platforms for domestic and international tentpole films. T

The Company leverages its proprietary technology and engineering in all aspects of its business, which principally consists of the digital remastering of films and other content into the IMAX format for distribution across the IMAX network (“IMAX Film Remastering”) and the sale or lease of premium IMAX theater systems (“IMAX System(s)”).

IMAX Systems are based on proprietary and patented image, audio and other technology developed over the course of the Company’s history. The customers for IMAX Systems are principally exhibitors that operate commercial multiplex theaters, and, to a much lesser extent, institutional locations, including museums and science centers, and destination entertainment sites. The Company does not own the locations in the IMAX network, except for one, and is not an exhibitor, but instead sells or leases the IMAX System to exhibitor customers along with licenses to use its trademarks and ongoing maintenance services for which there are annual payments by the exhibitors to IMAX.

IMAX has the largest global premium format network, more than double the size of its nearest competitor. As of December 31, 2024, there were 1,807 IMAX Systems operating in 90 countries and territories, including 1,735 commercial multiplexes, 11 commercial destinations, and 61 institutional locations in the Company’s global network. This compares to 1,772 IMAX Systems operating in 90 countries and territories as of December 31, 2023, including 1,693 commercial multiplexes, 12 commercial destinations, and 67 institutional locations in the Company’s global network. Additional information on the composition of the IMAX network is provided in the discussion of “Marketing and Customers” in Part I, Item 1.

IMAX Systems provide the Company’s exhibitor customers with a combination of the following benefits:

•the ability to exhibit content that has been enhanced through the IMAX Film Remastering process, which results in higher image and sound fidelity than conventional cinema experiences;

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

•specialized theater acoustics, which result in a four-fold reduction in background noise than conventional cinema experiences;

•ongoing maintenance and extended warranty services; and

•a license to the globally recognized IMAX brand, as well as benefits from IMAX marketing of films being shown in its network and IMAX’s growing social media followership.

In addition, select movies shown in the IMAX network are filmed using proprietary IMAX film cameras or IMAX certified digital cameras, which along with IMAX’s customized guidance and a workflow process, provide filmmakers enhanced and differentiated image quality and an IMAX-exclusive film aspect ratio that delivers up to 26% more image onto a standard IMAX movie screen. In select IMAX locations worldwide, movies filmed with IMAX cameras have an IMAX-exclusive 1.43 film aspect ratio, delivering up to 67% more image.

The Company believes that these components cause audiences in IMAX locations to feel as if they are a part of the on-screen action, creating a more intense, immersive, and awe-inspiring experience than a conventional cinematic format.

As a result of the engineering and scientific achievements that are a hallmark of The IMAX Experience, the Company’s exhibitor customers typically charge a premium for films released in IMAX’s format versus films exhibited in their other auditoriums. The premium pricing, combined with the higher attendance levels associated with IMAX films, tends to generate incremental box office receipts (“box office”) for the Company’s exhibitor customers and for the movie studios releasing their films to the IMAX network. The incremental box office generated by IMAX films combined with IMAX’s leading global network footprint and scale has helped establish IMAX as a key premium distribution and marketing platform for Hollywood and foreign local language movie studios.

The Company’s global content portfolio includes blockbuster films, both from Hollywood and local language film industries worldwide; IMAX documentaries, both original and acquired (“IMAX Documentaries”); and IMAX events and experiences in emerging verticals including music, gaming, and sports.

The Company achieved its second highest year for domestic (United States and Canada combined) box office in 2024. The year was highlighted by blockbusters including Dune: Part Two, Deadpool & Wolverine, Godzilla x Kong: The New Empire and Alien: Romulus. Additionally, local language films exhibited across the Company’s global network represented 15% of its total box office, including the Chinese films Pegasus 2 and Yolo, the Japanese film Haikyu!!, and the Korean concert film, IM Hero: The Stadium.

A cornerstone of the IMAX brand for almost 60 years, IMAX relaunched its IMAX Documentaries strategy to focus on a new generation of narrative-driven original and acquired documentary films, as well as downstream revenue opportunities through partnerships with leading streaming platforms. In 2024, Amazon Content LLC (“Amazon Content”) acquired the worldwide rights to the Company’s original documentary, The Blue Angels. Additional forthcoming IMAX Documentaries include The Elephant Odyssey, Stormbound, Patrouille de France, and The Last Wolves of Yellowstone.

The Company has also continued to evolve its platform to bring new, innovative events and experiences to audiences worldwide. During the year ended December 31, 2024, the Company partnered with Pathé Live for the exclusive release of Queen Rock Montreal, which became one of its highest grossing concert films ever. In addition, the Company entered into a partnership with A24 for a monthly one-night-only IMAX release of classic A24 titles, hosted multiple IMAX Live events, including screening the National Basketball Association (“NBA”) finals across select IMAX locations in the Asia Pacific region. Additionally, in partnership with the NBC television network, the Company extended its live coverage of the 2024 Paris Olympics Opening Ceremony and the White Out Game Live in IMAX: Washington vs. Penn State to select IMAX locations throughout the United States. In addition, IMAX programmed its first ever esports event by live streaming the League of Legends world championship, in partnership with CJ CGV Co. Ltd., and Wanda Film (“Wanda”), to over 150 locations across China and South Korea, with an average capacity of over 90%.

As of December 31, 2024, the Company had a footprint of 265 connected locations in the IMAX network across North America, Europe, Africa, Australia and Asia configured with connectivity to deliver live and interactive events with low latency and superior sight and sound.

As a premier global technology platform for entertainment and events, the Company strives to remain at the forefront of advancements in technology. The Company offers a suite of laser-based digital projection systems (“IMAX Laser Systems”), which deliver increased resolution, sharper and brighter images, deeper contrast, and the widest range of colors available to filmmakers today. The Company further believes that its suite of IMAX Laser Systems is helping facilitate the next major renewal and upgrade cycle for the global IMAX network.

The Company’s Streaming and Consumer Technology business unit, formed in 2023, focuses on in-home entertainment technology. Included in the product offerings are AI-driven video quality solutions for media and entertainment companies, to deliver the highest quality images on any screen, while also enabling cost efficiencies for streaming companies, broadcasters and other companies that transmit visual data — to create opportunities for new, recurring revenue and grow its global leadership in entertainment technology. The business unit includes the streaming technology acquired in the SSIMWAVE Inc. (“SSIMWAVE”) acquisition (completed in 2022) as well as IMAX Enhanced® products.

The Company utilizes AI for image enhancement, streaming technology, and data analysis to improve various aspects of its business. It is actively exploring other global use cases for AI to improve its products, operations, and efficiency.

SOURCES OF REVENUE

The Company has organized its operating segments into the following two reportable segments: (i) Content Solutions, which principally includes content enhancement and distribution services, and (ii) Technology Products and Services, which principally includes the sale, lease, and maintenance of IMAX Systems. The Company’s activities that do not meet the criteria to be considered a reportable segment are disclosed within All Other. Additional information is provided in Note 20 to the Consolidated Financial Statements in Part II, Item 8.

Content Solutions

The Content Solutions segment earns revenue principally from studios and other content creators for the digital remastering of films and other content into IMAX formats for distribution across the IMAX network. To a lesser extent, the Content Solutions segment also earns revenue from the distribution of large-format documentary films and IMAX events and experiences including music, gaming, and sports, as well as the provision of film post-production services.

Film Remastering and Distribution

IMAX Film Remastering is a proprietary technology that digitally remasters films and other content into IMAX formats for distribution across the IMAX network. In a typical IMAX Film Remastering and distribution arrangement, the Company receives a percentage of the box office receipts from a movie studio in exchange for converting a commercial film into the IMAX format and distributing it through the IMAX network. The fee earned by the Company in a typical IMAX Film Remastering and distribution arrangement averages approximately 12.5% of box office receipts (i.e., gross box office (“GBO”) less applicable sales taxes), except for within Greater China, where the Company receives a lower percentage of net box office receipts for certain Hollywood films due to an import tax.

IMAX Film Remastering digitally enhances the image quality and/or resolution for projection on IMAX screens while maintaining or enhancing the visual clarity and sound quality to levels for which The IMAX Experience is known. IMAX Film Remastering is completed for the image of films released to the IMAX network, creating a unique IMAX version that is optimized for IMAX’s proprietary digital projection systems and format. In addition, the original soundtrack of a film to be exhibited across the IMAX locations is remastered into a unique IMAX digital audio format. IMAX sound systems use proprietary loudspeaker systems, designs and proprietary surround sound configurations to ensure every seat in an auditorium is an optimal listening position.

IMAX films also benefit from enhancements made by individual filmmakers exclusively for the IMAX release of the film. Collectively, the Company refers to these enhancements as “IMAX DNA.” Filmmakers and movie studios increasingly seek to infuse more IMAX DNA in theatrical releases to realize a filmmaker’s creative vision more fully, while generating interest and excitement among moviegoers. Such enhancements include shooting films with IMAX cameras to increase the audience’s immersion in the film and to take advantage of the unique dimensions of the IMAX screen by projecting the film in a larger aspect ratio that delivers up to 26% more image onto a standard IMAX movie screen. In select IMAX locations worldwide, movies filmed with IMAX cameras have an IMAX-exclusive 1.43 film aspect ratio, delivering up to 67% more image. The Company has a Filmed For IMAX® program for select films under which filmmakers craft films from their inception in numerous ways to optimize The IMAX Experience. The program includes incremental and bespoke marketing support, which box office metrics demonstrate audiences respond extremely favorably to, and drives a higher market share for IMAX.

Management believes that growth in international box office represents an important growth opportunity for the Company. The Company’s strategy to capitalize on this opportunity includes expanding the IMAX network into underpenetrated international markets and growing the number of local language films released, particularly in China, Japan, India, France, and South Korea. As the popularity of local language films has continued to increase, the Company has extended its content strategy to distribute local language content beyond native markets.

The following table provides the number of new films and other content released to the Company’s global network during the years ended December 31, 2024 and 2023:

	Years Ended December 31,
	2024	2023
Hollywood film releases	40	36
Local language film releases:
China	25	28
Japan	14	11
India	11	8
South Korea	6	9
Thailand	2	1
Malaysia	1	1
Indonesia	1	—
France	1	1
Total local language film releases	61	59
Other content experiences	17	3
Total film releases(1)	118	98
(1)For the year ended December 31, 2024, the films released to the Company’s global network include ten with IMAX DNA (2023 — eight).

The films distributed through the Company’s global network during the year ended December 31, 2024 that generated the highest IMAX box office receipts were Dune: Part Two, Deadpool & Wolverine, Godzilla x Kong: The New Empire, Alien: Romulus, Inside Out 2, Gladiator 2, Venom: The Last Dance, Mufasa: The Lion King, Kingdom of The Planet of The Apes, and Interstellar.

To date, in 2025, 21 titles have been released to the global IMAX network, including three titles with IMAX DNA, and the Company has announced the following additional 31 titles to be released in 2025:

Title	Studio	Scheduled Release Date(1)	IMAX DNA
Moonlight	A24	February 2025	—
Mickey 17	Warner Bros. Pictures	March 2025	—
Spring Breakers	A24	March 2025	—
Snow White	Walt Disney Studios	March 2025	—
Alto Knights	Warner Bros. Pictures	March 2025	—
A Minecraft Movie	Warner Bros. Pictures	April 2025	—
The Amateur	Walt Disney Studios	April 2025	—
One to One: John & Yoko	Magnolia Films	April 2025	—
Sinners	Warner Bros. Pictures	April 2025	Filmed for IMAX
Ambulance(2)	Muvi Studios	April 2025	—
Thunderbolts	Marvel Studios	May 2025	Filmed for IMAX
Final Destination: Bloodlines	Warner Bros. Pictures	May 2025	Filmed for IMAX
Mission Impossible - The Final Reckoning	Paramount Pictures	May 2025	Filmed for IMAX
How to Train Your Dragon	Universal Pictures	June 2025	Filmed for IMAX
F1	Warner Bros. Pictures	June 2025	Filmed for IMAX
Jurassic World: Rebirth	Universal Pictures	July 2025	—
Superman	Warner Bros. Pictures	July 2025	Filmed for IMAX
The Fantastic Four: First Steps	Marvel Studios	July 2025	Filmed for IMAX
Untitled Paul Thomas Anderson Title	Warner Bros. Pictures	August 2025	—
The Conjuring: Last Rites	Warner Bros. Pictures	September 2025	—
Untitled Crunchyroll/Sony Title(2)	Sony Pictures	September 2025	—
Him	Universal Pictures	September 2025	—
The Bride!	Warner Bros. Pictures	September 2025	Filmed for IMAX
Michael	Lionsgate/Universal Pictures	October 2025	—
Tron: Ares	Walt Disney Studios	October 2025	Filmed for IMAX
Mortal Kombat 2	Warner Bros. Pictures	October 2025	Filmed for IMAX
Predator: Badlands	Walt Disney Studios	November 2025	—
The Running Man	Paramount Pictures	November 2025	—
Wicked: For Good	Universal Pictures	November 2025	—
Zootopia 2	Walt Disney Studios	November 2025	—
Avatar: Fire and Ash	Walt Disney Studios	December 2025	—
(1)The scheduled release dates in the table above are subject to change, may vary by territory, and may not reflect the date(s) of limited premiere events. (2)Denotes local language release.

The Company remains in active negotiations with studios for additional films to fill out its short- and long-term film slate for the IMAX network. The Company also expects to announce additional local language films and exclusive IMAX events and experiences to be released to its global network throughout 2025. The Company has announced that a record number of at least 12 Filmed for IMAX titles will be released in 2025. The Company’s Hollywood film slate beyond 2025 has started to fill in including major films such as: Avengers: Doomsday, The Mandalorian and Grogu, Toy Story 5, The Odyssey, Narnia, Moana, Supergirl Woman of Tomorrow, Avengers: Secret Wars, The Batman 2, Frozen 3, and Dynamic Duo.

Other Content Solutions

The Company distributes large-format documentary feature films through its global commercial network and institutional theaters. Traditionally, the Company receives as its distribution fee either a fixed amount or a fixed percentage of the theater box office receipts and, following the recoupment of its costs, is typically entitled to receive an additional percentage of gross revenues as participation revenues.

The Company continues to believe that the IMAX network is a valuable global platform to launch and distribute original content, including documentaries. The ownership rights to such films may be held by the film sponsors, the film investors and/or the Company. As of December 31, 2024, the Company had distribution rights with respect to approximately 62 films, which cover subjects such as space, wildlife, music, sports, history and natural wonders.

In May 2024, Amazon Content completed its acquisition of the worldwide rights to the Company’s original documentary, The Blue Angels, filmed with IMAX certified digital cameras and produced in collaboration with Dolphin Entertainment, Bad Robot Productions, and Zipper Bros Films. The feature-length documentary was released to select commercial locations across the IMAX network and, in January 2025, a 40-minute 3D version was released to IMAX institutional locations. Additionally, in 2024, the Company had limited commercial network releases of the documentaries Skywalkers: A Love Story The IMAX Experience and Fly: The IMAX Experience, in partnership with XYZ Films and National Geographic, respectively. Upcoming documentaries, which are currently in production, include Stormbound, a feature documentary produced by Academy Award®-winning producer, Adam McKay, The Lost Wolves of Yellowstone, and Patrouille de France, all of which are expected to be released in 2025, and The Elephant Odyssey, a documentary in collaboration with Beach House Pictures Pte Ltd and China International Communications Group, which is expected to be released in 2026.

In addition, the Company continues to evolve its platform to bring new, innovative IMAX events and experiences to audiences worldwide. As of December 31, 2024, the Company had a footprint of 265 connected locations in the IMAX network across the United States, Canada, Europe, Africa, Australia, and Asia configured with connectivity to deliver live and interactive events with low latency and superior sight and sound. Furthermore, the Company used its live streaming technologies to deliver events to an additional 166 locations around the world in 2024.

In 2024, the Company partnered with Pathé Live, Mercury Studios, and Queen Films for the exclusive release of Queen Rock Montreal, which became one of the Company’s highest grossing concert films. In addition, the Company entered into a partnership with A24 for a monthly one-night-only IMAX release of classic A24 titles, including Midsommar, Hereditary, and Alex Garland’s highly-acclaimed film Stop Making Sense.

In 2024, the Company hosted numerous IMAX Live screening events including:

•Andre 3000: New Blue Sun;

•the NBA finals across select IMAX locations in the Asia Pacific region;

•The Beach Boys: IMAX Live Experience;

•a special advance screening and live event for Megalopolis: The Ultimate IMAX Experience;

•a live pre-show Q&A with the cast of Twisters;

•live coverage of the 2024 Paris Olympics Opening Ceremony in partnership with the NBC television network; and

•the White Out Game Live in IMAX: Washington vs. Penn State for select IMAX locations throughout the United States.

In addition, IMAX programmed its first ever esports event by live streaming the League of Legends world championship, in partnership with CJ CGV Co. Ltd. and Wanda, to over 150 locations across China and South Korea, capturing an average attendance capacity of over 90%.

The Company provides film post-production and quality control services for films, whether produced by IMAX or third parties, and digital post-production services. In addition, the Company also provides IMAX film and digital cameras to content creators under the IMAX certified camera program.

Technology Products and Services

The Technology Products and Services segment earns revenue principally from the sale or lease of IMAX Systems, as well as from the maintenance of IMAX Systems. To a lesser extent, the Technology Products and Services segment also earns revenue from certain ancillary theater business activities, including after-market sales of IMAX Systems parts and 3D glasses.

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

Under certain other JRSAs, known as hybrid arrangements, the customer is responsible for making fixed upfront payments prior to the delivery and installation of the IMAX System in an amount that is typically half of what the Company would receive from a typical sale transaction. As with a traditional JRSA, the customer also pays the Company a percentage of contingent box office receipts over the term of the arrangement, although this percentage is typically half that of a traditional JRSA.

Under most JRSAs (both traditional and hybrid), the initial non-cancellable term is 10 years or longer and is renewable by the customer for one to two additional terms of between three to five years. The Company has the right to remove the equipment for non-payment or other defaults by the customer. The contracts are non-cancellable by the customer unless the Company fails to perform its obligations.

The revenue earned from customers under the Company’s JRSA can vary from quarter-to-quarter and year-to-year based on a number of factors that drive box office levels including film performance, the mix of IMAX System configurations, the timing of installation of IMAX Systems, the nature of the arrangement, the location, size and management of the theater and other factors specific to individual arrangements.

JRSAs also require IMAX to provide maintenance and extended warranty services to the customer over the term of the lease in exchange for a separate fixed annual fee. These fees are reported within IMAX Maintenance, as discussed below.

JRSAs have been an important factor in the expansion of the Company’s commercial system network. JRSAs allow commercial theater exhibitors to install IMAX Systems without the significant initial capital investment required in a sale or sales-type lease arrangement. JRSAs drive recurring cash flows and earnings for the Company as customers under these arrangements pay the Company a portion of their ongoing box office receipts. The Company funds its investment in equipment for JRSAs through cash flows from operations. As of December 31, 2024, the Company had 897 locations under JRSAs in its global commercial multiplex network. The Company also had contracts in backlog for 276 systems under JRSAs as of December 31, 2024, including 202 new locations and 74 upgrades to existing locations.

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

All Other

Streaming and Consumer Technology

Streaming and Consumer Technology includes the Company’s Streaming Technology software offerings and IMAX Enhanced products and services. Streaming Technology consists of several software products including:

•IMAX StreamSmart – works within existing video compression workflows to reduce bitrates and retain picture quality across all devices and formats and deliver significant cost savings for both on-demand and live content.

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

These products are powered by IMAX VisionScience®, an AI technology that allows streaming platforms and broadcasters to automate workflows. The Company believes that these products allow users to deliver the highest quality viewing experiences to their subscribers while reducing costs.

IMAX Enhanced is a solution to bring The IMAX Experience into the home. IMAX Enhanced provides end-to-end premium technology across streaming content and best-in-class entertainment devices, offering consumers high-fidelity playback of image and sound in the home and beyond, including the following features:

•IMAX’s expanded aspect ratio, which is available on select titles and streaming platforms;

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

At present, certified global device partners include Sony Electronics, Hisense, TCL, LG, Phillips, Hewlett Packard, Xiaomi, Sound United and Honor, among others. As of December 31, 2024, more than 300 IMAX Enhanced titles had been released across six of the biggest streaming platforms worldwide: Disney+, Sony Pictures CORE, Tencent Video, iQiyi, Yonku and Rakuten TV. Over 15 million IMAX Enhanced certified devices are estimated to be in use today.

IMAX Streaming and Consumer Technology is part of the Company’s next evolutionary step to extend the IMAX brand and technology further into new use cases, including streaming entertainment and the consumer electronics market.

(Refer to “Risk Factors ― Failure to respond adequately or in a timely fashion to changes and advancements in technology could negatively affect the Company’s business.” and “― The Company is undertaking brand extensions and new business initiatives, and the Company’s investments and efforts in such business evolution may not be successful.”)

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

IMAX NETWORK AND BACKLOG

IMAX Network

The following table provides detailed information about the IMAX network by system type and geographic location as of December 31, 2024 and 2023:

	December 31, 2024				December 31, 2023
	Commercial Multiplex	Commercial Destination	Institutional	Total	Commercial Multiplex	Commercial Destination	Institutional	Total
United States	370	4	24	398	363	4	24	391
Canada	44	1	5	50	42	1	7	50
Greater China(1)	796	—	13	809	791	—	16	807
Asia (excluding Greater China)	185	1	2	188	166	2	2	170
Western Europe	135	4	8	147	126	4	8	138
Latin America(2)	62	1	7	70	60	1	8	69
Rest of the World	143	—	2	145	145	—	2	147
Total(3)	1,735	11	61	1,807	1,693	12	67	1,772
(1)Greater China includes China, Hong Kong, Taiwan, and Macau.
(2)Latin America includes South America, Central America, and Mexico.
(3)Period-to-period changes in the table above are reported net of the effect of permanently closed locations.

IMAX currently estimates a worldwide commercial multiplex addressable market of 3,619 locations, of which there are 1,735 IMAX Systems operating as of December 31, 2024, representing a market penetration of only 48%. The Company believes that the majority of its future growth will come from international markets. As of December 31, 2024, 76% of IMAX Systems in the global commercial multiplex network were located within international markets (defined as all countries other than the United States and Canada) (2023 ― 76%). Revenues and GBO derived from international markets continue to exceed revenues and GBO from the United States and Canada.

The following tables provide detailed information about the commercial multiplex locations in operation within the IMAX network by arrangement type and geographic location as of December 31, 2024 and 2023:

	December 31, 2024
	Commercial Multiplex Locations in IMAX Network
	Traditional JRSA	Hybrid JRSA	Sales Arrangements(1)	Total
Domestic Total (United States & Canada)	275	6	133	414
International:
Greater China	385	105	306	796
Asia (excluding Greater China)	50	1	134	185
Western Europe	45	14	76	135
Latin America	4	—	58	62
Rest of the World	12	—	131	143
International Total	496	120	705	1,321
Worldwide Total(2)	771	126	838	1,735
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

Backlog

The following table provides detailed information about the Company’s system backlog as of December 31, 2024 and 2023:

	December 31, 2024				December 31, 2023
	Number of Systems		Dollar Values		Number of Systems		Dollar Values
(In thousands of U.S. Dollars, except number of systems)	New	Upgrade	New	Upgrade	New	Upgrade	New	Upgrade
Sales Arrangements(1)	153	11	$151,913	$9,340	148	16	$158,318	$16,068
Hybrid JRSA(2)	94	—	71,723	—	102	1	76,173	910
Traditional JRSA(2)(3)(4)	108	74	425	3,601	132	51	425	1,975
Total	355	85	$224,061	$12,941	382	68	$234,916	$18,953
(1)Includes Sales, Hybrid Sales, and Sales-Type Lease deal types.
(2)The consideration owed under traditional JRSAs is typically a percentage of contingent box office receipts rather than a fixed upfront fee or fixed annual minimum payments. Accordingly, such arrangements do not usually have a dollar value in backlog; however, hybrid JRSAs typically provide for contracted upfront payments and therefore carry a backlog value based on those payments.
(3)Includes 31 IMAX Systems (2023 ― 30) where certain of the Company’s contracts contain options for the customer to elect to upgrade system type or to alter the contract structure (for example, from a JRSA to a sale) after signing, but before installation. Current backlog information reflects all known elections.
(4)Includes one IMAX System that will be donated in the first quarter of 2025 to the University of Southern California’s School of Cinematic Arts. The IMAX System will give students the opportunity to learn about the latest innovations in filmmaking, set design, sound and post-production.

The backlog reflects the minimum number of commitments for IMAX Systems according to signed contracts. The dollar value fluctuates depending on the number of new arrangements signed from year-to-year, which adds to backlog, and the installation and acceptance of IMAX Systems and the settlement of contracts, both of which reduce backlog. The dollar value of backlog typically represents the fixed contracted revenue according to the signed IMAX System sale and lease agreements that the Company expects to recognize as revenue upon installation and acceptance of the associated system, as well as an estimate of variable consideration in sales arrangements. The value of backlog does not include amounts allocated to maintenance and extended warranty revenues or revenue from systems in which the Company has an equity interest, operating leases, and long-term conditional theater commitments. The Company believes that the contractual obligations for IMAX System installations that are listed in backlog are valid and binding commitments.

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

The following tables provide detailed information about the Company’s system backlog by arrangement type and geographic location as of December 31, 2024 and 2023:

	December 31, 2024
	IMAX System Backlog
	Traditional JRSA	Hybrid JRSA	Sales Arrangements(1)	Total
Domestic Total (United States & Canada)	54	2	13	69
International:
Greater China	95	90	52	237
Asia (excluding Greater China)	18	2	32	52
Western Europe	12	—	18	30
Latin America	1	—	6	7
Rest of the World	2	—	43	45
International Total	128	92	151	371
Worldwide Total(2)	182	94	164	440
(1)Includes Sales, Hybrid Sales and Sales-Type Lease deal types. (2)Worldwide Total of 440 includes 250 new IMAX Laser Systems and 85 upgrades of existing locations to IMAX Laser Systems.

	December 31, 2023
	IMAX System Backlog
	Traditional JRSA	Hybrid JRSA	Sales Arrangements(1)	Total
Domestic Total (United States & Canada)	81	2	12	95
International:
Greater China	56	90	60	206
Asia (excluding Greater China)	24	7	21	52
Western Europe	16	3	18	37
Latin America	3	—	2	5
Rest of the World	3	1	51	55
International Total	102	101	152	355
Worldwide Total(2)	183	103	164	450
(1)Includes Sales, Hybrid Sales and Sales-Type Lease deal types. (2)Worldwide Total of 450 includes 239 new IMAX Laser Systems and 73 upgrades of existing locations to IMAX Laser Systems.

Approximately 84% of IMAX System arrangements in backlog as of December 31, 2024 are scheduled to be installed in international markets (2023 ― 79%).

Signings and Installations

The following tables provide detailed information about IMAX System signings and installations for the years ended December 31, 2024 and 2023:

	Years Ended December 31,
	2024	2023
System Signings:
Sales Arrangements(1)	54	64
Traditional JRSA	76	65
Total IMAX System Signings(2)	130	129
(1)Includes Sales, Hybrid Sales and Sales-Type Lease deal types. (2)Includes 73 IMAX System upgrades (2023 ― 21 upgrades).

	Years Ended December 31,
	2024	2023
System Installations(1):
Sales Arrangements(2)	63	70
Hybrid JRSA	—	5
Traditional JRSA	83	53
Total IMAX System Installations(3)	146	128
(1)Seven IMAX Systems were relocated from their original location (2023 ― three). When a system under a sale or sales-type lease arrangement is relocated, the amount of revenue earned by the Company may vary from transaction-to-transaction and is usually less than the amount earned for a new sale. In certain situations when a system is relocated, the original location is upgraded to an IMAX Laser System.
(2)Includes Sales, Hybrid Sales and Sales-Type Lease deal types
(3)Includes 69 IMAX System upgrades (2023 ― 42 upgrades).

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements and related disclosures in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) requires management to make judgments, assumptions, and estimates that affect the amounts reported in the Company’s Consolidated Financial Statements and accompanying notes. Management’s judgments, assumptions, and estimates are based on historical experience, future expectations, and other factors that are believed to be reasonable as of the date of the Company’s Consolidated Financial Statements. Actual results may ultimately differ from the Company’s original estimates, as future events and circumstances sometimes do not develop as expected, and the differences may be material. Management believes that the following are the Company’s most critical accounting estimates, which are not ranked in any particular order, that may affect the Company’s reported results of operations and/or financial condition. The Company’s significant accounting policies are described in Note 2 to “Consolidated Financial Statements” in Part II, Item 8.

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

The initial revenue recognized in a sales arrangement consists of a lump-sum payment typically received before and in connection with the installation of the IMAX System plus the present value of any future payments, including ongoing fixed minimum payments, which are subject to indexed increases over the term of the arrangement, and potential additional payments owed by the customer if certain minimum box office receipt thresholds are exceeded.

Constraints on the Recognition of Variable Consideration

The transaction price for the System Obligation, other than for IMAX Systems delivered pursuant to JRSAs, consists of upfront or initial payments made before and after the final installation of the system and ongoing payments throughout the term of the arrangement. The Company estimates the transaction price, including an estimate of future variable consideration, received in exchange for the goods delivered or services rendered. The arrangement for the sale of an IMAX System includes indexed minimum payment increases over the term of the arrangement, as well as the potential for additional payments owed by the customer if certain minimum box office receipt thresholds are exceeded or where no minimum is required, based on a percentage of their box office receipts over the term of the arrangement. These contract provisions are considered to be variable consideration. An estimate of the present value of such variable consideration is recognized as revenue upon the transfer of control of the System Obligation to the customer, subject to constraints to ensure that there is not a risk of significant revenue reversal.

Variable consideration related to indexed minimum payment increases is outside of the Company’s control, but the movement in the rates is historically well documented and economic trends in inflation are easily accessible. Accordingly, for each contract subject to an indexed minimum payment increase, the Company estimates the most likely amount using published indices, subject to collectability. The average change over time in the consumer price index can significantly impact the Company’s estimates should inflation change at a higher level due to government policy and the impact of other events outside of its control. The amount of the estimated minimum payment increase is then recorded at its present value as of the date of recognition using the customer’s implied borrowing rate. (Refer to “Risk Factors - The Company conducts business internationally, which exposes it to uncertainties and risks that could negatively affect its operations, sales, and future growth prospects”).

Variable consideration related to the level of the customer’s box office receipts is outside of the Company’s control as it is dependent upon the future commercial success of the films released to the IMAX network. The estimated variable consideration initially recognized by the Company is based on management’s box office projections for the location, which are developed using historical box office data for that location and, if necessary, comparable locations and territories. Using this data, management applies its understanding of these location markets to estimate the most likely amount of variable consideration to be earned over the term of the arrangement. Management then applies a constraint to this estimate by reducing the projection by a percentage factor for theaters or markets with no or limited historical box office experience. In cases where direct historical experience can be observed, average historical box office results, eliminating significant outliers, are used. The resulting amount of variable consideration is then recorded at its present value as of the date of recognition using a risk-weighted discount rate, subject to collectability. The Company reviews its variable consideration assets on at least a quarterly basis considering recent box office performance and, when applicable, updated box office projections for future periods. (Refer to “Risk Factors - The Company’s systems revenue can vary significantly from its cash flows under IMAX System sales or lease arrangements”).

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

(Refer to Note 7 to “Consolidated Financial Statements” in Part II, Item 8.)

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

The estimates of fair value are based on assumptions believed to be reasonable at that time. If management made different estimates or judgments, material differences in the fair values of the net assets acquired may result. (Refer to Note to “Consolidated Financial Statements” in Part II, Item 8.)

Share-Based Compensation

The Company issues share-based compensation to eligible employees, directors, and consultants under the IMAX Corporation Second Amended and Restated Long-Term Incentive Plan (as amended from time to time, the “IMAX LTIP”) and the IMAX China Long-Term Incentive Plan (the “China LTIP”), a separate share-based compensation plan adopted by a subsidiary of the Company for its employees in Greater China. The IMAX LTIP is the Company’s governing document and awards to employees, directors, and consultants under this plan may consist of stock options, restricted share units (“RSUs”), performance stock units (“PSUs”) and other awards.

The Company measures share-based compensation expense using the grant date fair value of the award (as defined below), which is recognized as an expense in the Consolidated Statements of Operations on a straight-line basis over the requisite service period. Share- based compensation expense is not adjusted for estimated forfeitures, but is instead adjusted when and if actual forfeitures occur.

The Company grants two types of PSU awards, one which vests based on a combination of employee service and the achievement of certain Adjusted Earnings Before Interest, Income Taxes, Depreciation, and Amortization (“EBITDA”) targets, and one which vests based on a combination of employee service and the achievement of total shareholder return (“TSR”) targets. The achievement of the Adjusted EBITDA and TSR targets in these PSUs is determined over a three-year performance period. At the conclusion of the three-year performance period, the number of PSUs that ultimately vest can range from 0% to a maximum vesting opportunity of 175% of the initial Adjusted EBITDA PSU award or 150% of the initial TSR PSU award, depending upon actual performance versus the established Adjusted EBITDA and TSR targets.

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

The fair value determined by the Monte Carlo Model is affected by the Company’s share price, as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, market conditions as of the grant date, the Company’s expected share price volatility over the term of the award, and other relevant data. The compensation expense is fixed on the date of grant based on the fair value of the PSUs granted, and therefore not attached to the number of PSUs that may ultimately vest. In the instance when the service criteria is not met, any expense previously recognized is reversed.

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

(Refer to “Capital Stock — Shared-Based Compensation” in Note 16 to “Consolidated Financial Statements” in Part II, Item 8.)

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

(Refer to “Income Taxes — Deferred Tax Assets and Deferred Tax Liabilities and Valuation Allowance” in Note 11 to “Consolidated Financial Statements” in Part II, Item 8.)

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

(Refer to “Income Taxes — Uncertain Tax Positions” in Note 11 to “Consolidated Financial Statements” in Part II, Item 8.)

RECENTLY ISSUED ACCOUNTING STANDARDS

Refer to Note 3 to “Consolidated Financial Statements” in Part II, Item 8 for a discussion of recently issued accounting standards and their impact on the Company’s financial statements.

RESULTS OF OPERATIONS

The Company’s business and future prospects are evaluated by Richard L. Gelfond, its Chief Executive Officer (“CEO”), using a variety of factors and financial and operational metrics including: (i) IMAX box office performance and the securing of new IMAX films and alternative content to be exhibited across the IMAX network; (ii) the signing, installation, and financial performance of IMAX System arrangements; (iii) the success of the Company’s investments in business evolution and brand extensions into streaming and consumer technology; (iv) revenues and gross margins earned by the Company’s segments; (v) consolidated earnings (loss) from operations, as adjusted for unusual items; (vi) the continuing ability to invest in and improve the Company’s technology to enhance the differentiation of The IMAX Experience versus other out-of-home experiences; (vii) the overall execution, reliability, and consumer acceptance of The IMAX Experience; and (viii) short- and long-term cash flow projections.

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

The Company has two reportable segments: (i) Content Solutions, which principally includes content enhancement and distribution services, and (ii) Technology Products and Services, which principally includes the sale, lease, and maintenance of IMAX Systems. The Company’s activities that do not meet the criteria to be considered a reportable segment are reported within All Other. Additional information on segment reporting is provided in Note 20 to “Consolidated Financial Statements” in Part II, Item 8.

Results of Operations for the Years Ended December 31, 2024 and 2023

The Company’s 2024 results of operations reflected the diversity of content and strength of IMAX's business model as well as the recognition of IMAX as a premium, global, out-of-home partner for filmmakers and content owners. The Company achieved revenues of $352.2 million, a gross margin of 54% and net income attributable to common shareholders of $26.1 million. In addition, the Company achieved the high end of its system installation target with 146 IMAX Systems installed in 2024, compared to 128 system installations in 2023, an increase of 14%. The Company signed agreements for 130 IMAX Systems in 2024, with 89% in international markets, and generated $70.8 million in net cash from operations, compared to $58.6 million in the prior year, an increase of 21%.

Net Income and Adjusted Net Income Attributable to Common Shareholders

The following table presents the Company’s net income attributable to common shareholders and the associated per-share amounts, as well as adjusted net income attributable to common shareholders and adjusted net income attributable to common shareholders per share for the years ended December 31, 2024 and 2023:

	Years Ended December 31,
	2024		2023
(In thousands of U.S. Dollars, except per diluted share amounts)	Net Income	Per Diluted Share	Net Income	Per Diluted Share
Net income attributable to common shareholders	$26,059	$0.48	$25,335	$0.46
Adjusted net income attributable to common shareholders*	$51,010	$0.95	$52,079	$0.94
*Refer to “Non-GAAP Financial Measures” for a description of this non-GAAP financial measure and a reconciliation to the most comparable GAAP amount.

Revenues and Gross Margin

For the year ended December 31, 2024, the Company’s revenues and gross margin decreased by $22.6 million, or 6%, and $24.1 million, or 11%, respectively, when compared to same period in 2023, principally due to a lower level of IMAX box office driven in part by the impact of the 2023 Hollywood actors’ and writers’ strike on the 2024 film slate and a less favorable mix of content across the Company’s global network, predominantly in China (see below). These year-over-year impacts were partially offset by higher revenues from alternative content, including the sale of commercial and streaming rights for the IMAX documentary The Blue Angels.

A main factor in the Company’s global box office being lower in 2024 versus 2023 was the weaker-than-expected performance of films in China, particularly with regard to local language blockbuster titles. Less than two months into 2025, however, the movie industry has seen a very significant turnaround in China. Led by the Mandarin-language blockbuster Ne Zha 2, IMAX screens in China have broken all previous box office records for the Chinese New Year period, and have already surpassed the Company’s best-ever Q1 box office in China (from 2019). In fact, in less than 3 weeks in February 2025, IMAX screens in China generated more local language box office than IMAX China did in the entire year of 2024.

The following table presents the Company’s revenue, gross margin and gross margin percentage by reportable segment for the years ended December 31, 2024 and 2023:

	Revenue		Gross Margin		Gross Margin %
(In thousands of U.S. Dollars)	2024	2023	2024	2023	2024	2023
Content Solutions	$124,731	$126,698	$66,523	$74,106	53%	58%
Technology Products and Services	216,062	234,303	115,553	129,946	53%	55%
Sub-total for reportable segments	340,793	361,001	182,076	204,052	53%	57%
All Other(1)	11,415	13,838	8,124	10,289	71%	74%
Total	$352,208	$374,839	$190,200	$214,341	54%	57%
(1)All Other includes the results from Streaming and Consumer Technology and other ancillary activities.

Segment Operating Results

The Company’s segment operating results are presented based on how the CODM assesses operating performance and internally reports financial information. See Note 20 to “Consolidated Financial Statements” in Part II, Item 8 for additional information on the Company’s reportable segments.

Content Solutions

Content Solutions segment results are influenced by the level of commercial success and box office performance of the films and other content released to the IMAX network, as well as other factors including the timing of the releases, the length of play across the IMAX network, the box office share take rates under the Company’s Film Remastering and distribution arrangements, the level of marketing spend associated with the releases in the year, and fluctuations in the value of foreign currencies versus the U.S. Dollar.

For the year ended December 31, 2024, Content Solutions segment revenues and gross margin decreased by $2.0 million, or 2%, to $124.7 million from $126.7 million and $7.6 million, or 10%, to $66.5 million from $74.1 million, respectively, when compared to the same period in 2023.

For the year ended December 31, 2024, GBO generated by IMAX films totaled $900.7 million, a 15% decrease from $1.1 billion in 2023, driven mostly by lower international GBO reflecting fewer local language blockbusters as well as the negative impact of the 2023 Hollywood actors’ and writers’ strike on the 2024 film slate. IMAX’s 2024 GBO was generated by the exhibition of 129 films, which consisted of 118 new films (2023 — 95), and 11 re-releases (2023 — one), including Dune: Part Two ($145 million). Deadpool & Wolverine ($84 million), Godzilla x Kong: The New Empire ($41 million), Alien: Romulus ($39 million), Inside Out 2 ($39 million), Gladiator ($31 million), and the IMAX exclusive re-release of Interstellar ($22 million).

In addition, for the year ended December 31, 2024, the local language films exhibited across the IMAX network generated over $134.5 million in GBO, representing 15% of the Company’s total GBO. Leading local language titles distributed across the IMAX network during 2024 included the Chinese films Pegasus 2 and Yolo, the Japanese film Haikyu!!, and the Korean concert film, IM HERO: The Stadium.

The impact on revenues from the lower box office earned year-over-year was mostly offset by $10.5 million in revenue earned from the sale of worldwide rights to the Company’s original documentary, The Blue Angels, to Amazon Content.

In addition to the level of revenues, Content Solutions segment gross margin is also influenced by the costs associated with the films and other content exhibited in the period. The costs associated with films and other content can include production, post-production, distribution, and marketing, which are expensed as incurred. For the year ended December 31, 2024, gross margin percent was 53% compared to 58% for the same period in 2023 with the decrease being primarily driven by the lower level of GBO earned in the year, coupled with higher production and marketing costs. Additionally, in 2024, the Company had a higher mix of self-produced content being released, including The Blue Angels, which carries a lower gross margin.

Technology Products and Services

The primary drivers of Technology Products and Services segment results are the number of IMAX Systems installed in a period, the costs associated with each installation, lease payments tied to the box office performance of the films released to the IMAX network, as well as the associated maintenance contracts that accompany each installation. The average revenue and gross margin per IMAX System under sale and sales-type lease arrangements vary depending upon the number of IMAX System commitments with a single respective exhibitor, an exhibitor’s location, the type of IMAX System sold, and various other factors. The installation of IMAX Systems in theaters or multiplexes, which make up a large portion of the Company’s system backlog, depends primarily on the timing of the construction of those projects, which is not under the Company’s control.

The following table provides detailed information about IMAX Systems installed and the associated revenue recognized at that time, except for traditional JRSAs as revenue is recognized over the lease term, during the years ended December 31, 2024 and 2023:

	Years Ended December 31,
	2024		2023
(In thousands of U.S. Dollars, except number of systems)	Number of Systems	Revenue	Number of Systems	Revenue
New IMAX Systems	48	$43,152	64	$56,508
Upgraded IMAX Systems	15	19,108	11	9,376
Total	63	$62,260	75	$65,884

Included in the table above are seven IMAX Systems which were relocated from their original locations (2023 ― two IMAX Systems). When an IMAX System under a sale or sales-type lease arrangement is relocated, the amount of revenue earned by the Company may vary from transaction-to-transaction and is usually less than the amount earned for a new sale. In certain situations when an IMAX System is relocated, the original location is upgraded to an IMAX Laser System.

For the year ended December 31, 2024, Technology Products and Services segment revenue and gross margin decreased by $18.2 million or 8% to $216.1 million from $234.3 million and $14.4 million or 11% to $115.6 million from $129.9 million, respectively, when compared to the prior year. The lower level of revenue is primarily driven by a decrease of $13.2 million in Revenues — Technology Rentals, as a result of less IMAX GBO earned from IMAX Systems under JRSAs. For the year ended December 31, 2024, GBO earned from IMAX Systems under JRSAs was $540.7 million, which decreased by $74.1 million or 12% from the prior year of $614.8 million.

Also contributing to the lower level of revenue was a decrease in the number of IMAX Systems recognized under sales arrangements, as well as a lower level of IMAX System renewals and after-market sales. These decreases in revenue were partially offset by higher maintenance revenue recognized during the period and a higher average revenue recognized per system due to the mix of IMAX System configurations.

For the year ended December 31, 2024 gross margin percent was 53% compared to 55% in the prior period with the decrease being driven by the lower level of IMAX box office year-over-year, mostly offset by the higher average revenue per system for the current year IMAX Systems installed under sales and sales-type arrangements.

All Other

For the year ended December 31, 2024, All Other revenue and gross margin decreased by $2.4 million and $2.2 million, respectively, when compared to the same period in 2023, which principally reflects a decrease in revenue related to IMAX Enhanced offerings.

Selling, General and Administrative Expenses

The following table presents information about the Company’s Selling, General and Administrative Expenses for the years ended December 31, 2024 and 2023:

	Years Ended December 31,		Variance
(In thousands of U.S. Dollars)	2024	2023	$	%
Total selling, general and administrative expenses	$132,701	$144,406	$(11,705)	(8%)
Less: Share-based compensation(1)	(20,897)	(22,534)	1,637	(7%)
Total selling, general and administrative expenses, excluding share-based compensation(2)	$111,804	$121,872	$(10,068)	(8%)
(1)A portion of total share-based compensation expense is also recognized within Cost and Expenses Applicable to Revenue and Research and Development. Refer to “Capital Stock — Shared-Based Compensation” in Note 16 to “Consolidated Financial Statements” in Part II, Item 8.
(2)See “Non-GAAP Financial Measures” for a description of this non-GAAP financial measure and a reconciliation to the most comparable GAAP amount.

The lower level of Selling, General and Administrative Expenses year-over-year reflects management’s continued focus on operational efficiencies, including workforce reductions, as well as adjustments in certain estimates relating to compensation payouts in connection with our Streaming and Consumer Technology division and the Company’s overall performance in respect of its corporate targets, which were partially offset by the impact of higher cost of operations. For the year ended December 31, 2023, Selling, General and Administrative Expenses included $3.3 million in non-recurring transaction expenses associated with the proposal to acquire the outstanding shares in IMAX China.

As a percentage of revenue, Selling, General and Administrative Expenses excluding share-based compensation improved to 32% as compared to 33% in 2023, which reflected management’s continued focus on cost discipline that enabled the 2024 percentage to slightly improve even while revenues declined 6% year-over-year.

Research and Development

The Company believes that it is a premier global technology platform for awe-inspiring entertainment and events with significant proprietary expertise in digital and film-based projection and sound system component design, engineering, and imaging technology, particularly in laser-based technology. A significant portion of the Company’s research and development efforts has been focused on the IMAX Laser Systems, which the Company believes are capable of illuminating the largest screens in the IMAX network and provides greater brightness and clarity, higher contrast, a wider color gamut and deeper blacks, while consuming less power and lasting longer than existing digital technology, to ensure that the Company continues to provide the highest quality, premier cinematic experience available to consumers. The Company has continued research and development aimed at creating more affordable laser-based solutions with various screen sizes for its commercial multiplex customers.

The Company also continues to invest in new film cameras and other technologies to bring bespoke capabilities and innovative technology to its differentiated 15/65mm camera fleet. The Company recently produced the first of its all-new fleet of IMAX 65mm film cameras. The Company’s engineering team has spent two years developing new film cameras that offer spectacular image quality while incorporating new electronics and software, a more modern design, improved functionality and reduced noise by 30%.

For the year ended December 31, 2024, Research and Development expenses were $5.1 million, representing a decrease of $5.0 million, or 50%, when compared to $10.1 million during the same period in the prior year. The reduction year-over-year was primarily driven by the capitalization of film camera costs in accordance with the achievement of technological feasibility in 2024. The Company continues to expense its investment in other projects, including in the development of new Streaming and Technology product offerings and improvements to its existing IMAX System product suite.

The Company intends to continue research and development to further evolve its end-to-end technology. This includes research and development related to film and digital camera development, film remastering software enhancements, global IMAX network connectivity and projector technology image and sound innovation. Within the Company’s Streaming and Consumer Technology business, there is ongoing research and development in perceptual metrics involving novel measurement and optimization techniques. Investments are also being made to expand existing and/or develop new technologies which are expected to further enhance video quality, delivery, and creation across devices. Furthermore, the Company intends to invest in activities that will capture opportunities to create/build AI and automation into its operations and processes.

As of December 31, 2024 and 2023, 89 and 86 of the Company’s employees were connected with research and development projects, respectively.

Credit Loss (Reversal) Expense, Net

For the year ended December 31, 2024, the Company recorded a credit loss reversal of $1.0 million, as compared to a credit loss expense of $1.8 million recognized in the prior year. This reversal of the credit loss provision in 2024 resulted from an increase in collections of the Company’s account receivables as exhibition partners continue to improve their cash position post pandemic.

Consolidated Financial Statements are prepared and involve estimates about the future. As a result, the Company’s judgments and associated estimates of credit losses may ultimately prove, with the benefit of hindsight, to be incorrect.

Restructuring and other charges

For the year ended December 31, 2024, the Company recorded restructuring and other charges of $3.7 million, representing an increase of $0.8 million, or 27%, when compared to $2.9 million during the same period in the prior year. These charges are associated with strategic initiatives aimed at enhancing operational efficiency, reducing costs, and optimizing the Company’s organizational structure. Restructuring and other charges are presented as a separate line item in the Consolidated Statements of Operations to enhance transparency and provide stakeholders with a better understanding of the Company’s financial performance.

Specifically, in 2024, the Company incurred $2.4 million, compared to $1.3 million in the prior year, in connection with the assessment of its organizational structure and implementation of such plan, including the elimination of redundant roles and addressing spans and layers to capture efficiencies and centralize certain operational roles. Additionally, the Company incurred $1.3 million of non-recurring fees related to the assessment of its corporate structure and the resulting internal asset sale. In 2023, the Company recognized executive transition costs of $1.4 million associated with the departure of the President, IMAX Entertainment and Executive Vice President of the Company. In 2024, there were no expenses recorded associated with executive transition costs.

Interest Expense, net

For the year ended December 31, 2024, interest expense was $8.1 million, with $269.1 million of year-end total debt, representing an increase of $1.3 million, or 19%, when compared to interest expense of $6.8 million with $257.2 million of year-end total debt in the prior year. This increase primarily reflects a higher average level of outstanding borrowings under the Credit Facility during the year. (Refer to Note 13 to “Consolidated Financial Statements” in Part II, Item 8.) For the year ended December 31, 2024, interest income was $2.2 million compared to $2.5 million in the prior year.

Income Taxes

For the year ended December 31, 2024, the Company recorded an income tax expense of $5.0 million (2023 — $13.1 million). The Company’s effective tax rate for year ended December 31, 2024 of 13.3% differs from the Canadian statutory tax rate of 26.5%, primarily due to tax rate differences in foreign jurisdictions, a tax benefit related to an internal asset sale of $4.0 million, a reduction in tax reserves of $1.4 million (2023 — $0.4 million), a tax benefit related to investment tax credits of $1.2 million (2023 — $0.4 million) and other tax adjustments of $3.6 million (2023 — expense of $0.3 million). This was offset by a net increase in the valuation allowance related to deferred taxes of $3.5 million (2023 — decrease of $0.7 million) and withholding taxes of $3.9 million (2023 — $5.2 million). The remainder of the difference was due to normal course movements and non-material items.

During the year ended December 31, 2024, the Company completed an internal asset sale to more closely align its intellectual property rights with its operations. The tax expense on the capital gains was offset by deferred tax benefits resulting in a net tax benefit of $4.0 million. The valuation allowance also includes a $2.3 million net tax benefit related to the internal asset sale, resulting in a total net tax benefit of $6.3 million recognized in Income Tax Expense of the Consolidated Statements of Operations.

The Company’s deferred tax liability of $12.5 million as of December 31, 2024 (2023 — $12.5 million) relates to the estimated applicable foreign withholding taxes associated with historical earnings that were not indefinitely reinvested, which become payable upon the repatriation of any such earnings. During the year ended December 31, 2024, $nil (2023 — $24.0 million) of historical earnings from a subsidiary in China were distributed and, as a result, $nil (2023 — $2.4 million) of foreign withholding taxes were paid to the relevant tax authorities.

(Refer to Note 11 to “Consolidated Financial Statements” in Part II, Item 8 for more information on the Company’s tax position.)

Non-Controlling Interests

The Company’s Consolidated Financial Statements include the non-controlling interest in the net income or loss of IMAX China, as well as the impact of non-controlling interests in the activity of its Original Film Fund subsidiary. For the year ended December 31, 2024, the net income attributable to non-controlling interests of the Company’s subsidiaries was $6.6 million (2023 — $7.7 million), a decrease of 14%, or $1.1 million, year-over-year. The decrease was primarily due to the lower IMAX box office earned in Greater China year-over-year, which decreased by 33% from $298 million in 2023 to $199 million in 2024.

CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

The discussion below summarizes our cash flows from operating, investing, and financing activities as reflected in the Consolidated Statements of Cash Flows for the years ended December 31, 2024 and 2023.

	Years Ended December 31,
(In thousands of U.S. Dollars)	2024	2023
Net cash provided by (used in)
Operating activities	$70,837	$58,615
Investing activities	(41,216)	(31,790)
Financing activities	(6,041)	(48,530)
Effect of exchange rate changes on cash	812	504
Net change in cash	24,392	(21,201)

Net cash provided by operating activities increased $12.2 million in 2024, primarily due to an increase in cash collections, mostly from exhibitor customers, leading to a reduction in the Company’s average outstanding receivables. This increase was partially offset by an increase in Variable Consideration receivables which includes estimates for IMAX Systems installed in 2024 and an increase in cash used for working capital expenditures. (Refer to Note 18 to “Consolidated Financial Statements” in Part II, Item 8 for more information on the Company’s change in other operating assets and liabilities.)

Net cash used in investing activities increased $9.4 million in 2024, primarily due to an increase in the level of investment in equipment contributed to the Company’s JRSAs with exhibitor customers. The Company installed 83 systems under JRSAs in 2024, compared to 53 systems in 2023.

Net cash used in financing activities decreased $42.5 million in 2024, mainly driven by an increase in net borrowings under the revolving credit facilities, a decrease in cash used to repurchase common shares, and cash received resulting from employee equity transactions. No dividends were paid in 2024.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2024, the Company’s principal sources of liquidity included: (i) its balances of cash and cash equivalents of $100.6 million; (ii) the anticipated collection of trade accounts receivable, which includes amounts owed under joint revenue sharing arrangements and film remastering agreements with movie studios; (iii) the anticipated collection of financing receivables due in the next 12 months under sale and sales-type lease arrangements for IMAX Systems currently in operation; and (iv) installment payments expected in the next 12 months under sale and sales-type lease arrangements in backlog. Under the terms of the Company’s typical sale and sales-type lease agreements, the Company receives substantial cash payments before it completes the performance of its contractual obligations.

As of December 31, 2024, the Company had $263.0 million in available borrowing capacity under its Sixth Amended and Restated Credit Agreement, with Wells Fargo Bank, National Association (the “Credit Agreement”), $26.4 million in available borrowing capacity under the IMAX (Shanghai) Multimedia Technology Co., Ltd. (“IMAX Shanghai”) revolving credit facility with the Bank of China (the “Bank of China Facility”), and $27.8 million in available borrowing capacity under IMAX Shanghai’s revolving credit facility with HSBC Bank (China) Company Limited, Shanghai Branch (the “HSBC China Facility”). (Refer to “Borrowings — Revolving Credit Facility Borrowings, Net” in Note 13 to “Consolidated Financial Statements” in Part II, Item 8 for a description of the material terms of the Credit Agreement, the Bank of China Facility, and the HSBC Facility.)

The Company’s $100.6 million balance of cash and cash equivalents as of December 31, 2024 (December 31, 2023 — $76.2 million) includes $85.4 million in cash held outside of Canada (December 31, 2023 — $68.5 million), of which $47.5 million was held in the People’s Republic of China (“PRC”) (December 31, 2023 — $30.0 million). In a prior year, management reassessed its strategy with respect to the most efficient means of deploying the Company’s capital resources globally and determined that historical earnings of certain foreign subsidiaries in excess of amounts required to sustain business operations would no longer be indefinitely reinvested. During the year ended December 31, 2024, $nil of historical earnings from a subsidiary in China were distributed (2023 — $24.0 million) and, as a result, $nil of foreign withholding taxes were paid to the relevant tax authorities (2023 — $2.4 million). As of December 31, 2024, the Company’s Consolidated Balance Sheets include a deferred tax liability of $12.5 million (December 31, 2023 — $12.5 million) for the applicable foreign withholding taxes associated with the remaining balance of unrepatriated historical earnings that will not be indefinitely reinvested outside of Canada. These taxes will become payable upon the repatriation of any such earnings.

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

Based on the Company’s current cash balances and operating cash flows, management expects to have sufficient capital and liquidity to fund its anticipated operating needs and capital requirements during the next twelve-month period following the date of this report and beyond.

CONTRACTUAL OBLIGATIONS
Payments to be made by the Company under contractual obligations as of December 31, 2024 are as follows:

	Payments Due by Years
(In thousands of U.S. Dollars)	Total Obligation	Less Than One Year	1 to 3 years	3 to 5 years	Thereafter
Purchase obligations(1)	$26,603	$24,136	$2,258	$39	$170
Pension obligations(2)	20,298	—	20,298	—	—
Operating lease obligations(3)	13,582	2,872	8,205	2,227	278
Wells Fargo Facility	37,000	37,000	—	—	—
Federal Economic Development Loan(4)	2,056	1,026	1,030	—	—
Convertible Notes(5)	231,725	1,150	230,575	—	—
Postretirement benefits obligations	1,809	90	209	212	1,298
Total	$333,073	$66,274	$262,575	$2,478	$1,746
(1)Represents total payments to be made under binding commitments with suppliers and outstanding payments to be made for supplies ordered, but yet to be invoiced.
(2)The Company has an unfunded defined benefit pension plan, the Supplemental Executive Retirement Plan (the “SERP”), covering its CEO, Mr. Richard L. Gelfond. The SERP has a fixed benefit payable of $20.3 million. The table above assumes that Mr. Gelfond will receive a lump sum payment of $20.3 million six months after retirement at the end of the term of his current employment agreement, which expires on December 31, 2025, in accordance with the terms of the SERP, although Mr. Gelfond has not informed the Company that he intends to retire at that time. (Refer to Note 22 to “Consolidated Financial Statements” in Part II, Item 8.)
(3)Represents total minimum annual rental payments due under the Company’s operating leases.
(4)The Federal Economic Development Loan is repayable over 36 months, with repayments commencing January 2024. (Refer to “Borrowings — Convertible Notes and Other Borrowings, Net” in Note 13 to “Consolidated Financial Statements” in Part II, Item 8.)
(5)The Convertible Notes bear interest at a rate of 0.500% per annum on the principal of $230.0 million, payable semi-annually in arrears on April 1 and October 1 of each year. The Convertible Notes will mature on April 1, 2026, unless earlier repurchased, redeemed or converted. (Refer to “Borrowings — Convertible Notes and Other Borrowings, Net” in Note 13 to “Consolidated Financial Statements” in Part II, Item 8.)

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
•EBITDA; and

•Adjusted EBITDA per Credit Facility.

Adjusted net income or loss attributable to common shareholders and adjusted net income or loss attributable to common shareholders per basic and diluted share exclude, where applicable: (i) share-based compensation; (ii) realized and unrealized investment gains or losses; (iii) transaction-related expenses; and (iv) restructuring and other charges, as well as the related tax impact of these adjustments.

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

	Years Ended December 31,
	2024		2023
(In thousands of U.S. Dollars, except per diluted share amounts)	Net Income	Per Diluted Share	Net Income	Per Diluted Share
Net income attributable to common shareholders	$26,059	$0.48	$25,335	$0.46
Adjustments(1):
Share-based compensation	22,454	0.42	23,184	0.42
Unrealized investment gains	(127)	—	(558)	(0.01)
Transaction-related expenses	—	—	3,361	0.06
Restructuring and other charges(2)	3,749	0.07	2,688	0.05
Tax impact on items listed above	(1,125)	(0.02)	(1,931)	(0.04)
Adjusted net income(1)	$51,010	$0.95	$52,079	$0.94

Weighted average shares outstanding (in thousands):
Basic		52,650		54,310
Diluted		53,864		55,146
(1)Reflects amounts attributable to common shareholders.
(2)Reflects restructuring related costs in connection with capturing efficiencies, centralizing certain operational roles and costs incurred in connection with the Company’s internal asset sale. (Refer to Note 25 to “Consolidated Financial Statements” in Part II, Item 8.)

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

EBITDA is defined as net income or loss excluding: (i) income tax expense or benefit; (ii) interest expense, net of interest income; (iii) depreciation and amortization, including film asset amortization; and (iv) amortization of deferred financing costs. Adjusted EBITDA per Credit Facility is defined as EBITDA excluding: (i) share-based and other non-cash compensation; (ii) realized and unrealized investment gains or losses; (iii) transaction-related expenses; (iv) restructuring and other charges costs; and (v) write- downs, net of recoveries, including asset impairments and credit loss expense or reversal.

Reconciliations of net income attributable to common shareholders, which is the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA per Credit Facility are presented in the table below.

	Twelve Months Ended December 31, 2024
(In thousands of U.S. Dollars)	Total	Less: Attributable to Non-controlling Interests	Attributable to Common Shareholders
Reported net income	$32,702	$6,643	$26,059
Add (subtract):
Income tax expense	4,996	1,817	3,179
Interest expense, net of interest income	3,936	(520)	4,456
Depreciation and amortization, including film asset amortization	65,503	5,304	60,199
Amortization of deferred financing costs(1)	1,969	—	1,969
EBITDA	109,106	13,244	95,862
Share-based and other non-cash compensation	23,209	423	22,786
Unrealized investment gains	(127)	—	(127)
Write-downs, including asset impairments and credit loss reversal	2,999	524	2,475
Restructuring and other charges(2)	3,749	—	3,749
Adjusted EBITDA per Credit Facility	$138,936	$14,191	$124,745
(1)The amortization of deferred financing costs is recorded within Interest Expense in the Consolidated Statements of Operations.
(2) Reflects restructuring related costs in connection with capturing efficiencies, centralizing certain operational roles and costs incurred in connection with the Company’s internal asset sale. (Refer to Note 25 to “Consolidated Financial Statements” in PART II, Item 8.)

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

A reconciliation of Selling, General and Administrative Expenses, the most directly comparable U.S. GAAP measure presented in the Condensed Consolidated Statement of Operations in Part I, Item 1, to Adjusted Selling, General and Administrative Expenses is presented in the table below.

	Years Ended December 31,
(In thousands of U.S. Dollars)	2024	2023
Total Selling, general and administrative expenses	132,701	144,406
Less: Share-based compensation	(20,897)	(22,534)
Total Adjusted Selling, general and administrative expenses	$111,804	$121,872

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

Foreign Exchange Rate Risk

A majority of the Company’s revenue is denominated in U.S. Dollars while a significant portion of its costs and expenses is denominated in Canadian Dollars. A portion of the Company’s net U.S. Dollar cash flows is converted to Canadian Dollars to fund Canadian Dollar expenses through the spot market. In addition, IMAX films generate box office in 90 different countries, and therefore unfavorable exchange rates between applicable local currencies and the U.S. Dollar could have an impact on the GBO generated by the Company’s exhibitor customers and its revenues. For example, the impact of changes in foreign currency valuations versus the U.S. Dollar led to a decrease in IMAX GBO of approximately $14 million in 2024 as compared to the prior year’s currency rates, and approximately $87 million as compared to those in 2019. The Company has incoming cash flows from its revenue generating IMAX network and ongoing operating expenses in China through its majority-owned subsidiary IMAX Shanghai. In Japan, the Company has ongoing Yen-denominated operating expenses related to its Japanese operations. Net RMB and Japanese Yen cash flows are converted to U.S. Dollars through the spot market. The Company also has cash receipts under leases denominated in RMB, Japanese Yen, British Pound Sterling, Euros and Canadian Dollars.

The Company manages its exposure to foreign exchange rate risks through its regular operating and financing activities and, when appropriate, through the use of derivative financial instruments. These derivative financial instruments are utilized to hedge economic exposures as well as reduce earnings and cash flow volatility resulting from shifts in market rates.

Certain of the Company’s PRC subsidiaries held approximately RMB 341.1 million or $47.5 million in cash and cash equivalents as of December 31, 2024 (December 31, 2023 — RMB 213.0 million or $30.0 million) and are required to transact locally in RMB. Foreign currency exchange transactions, including the remittance of any funds into and out of the PRC, are subject to controls and require the approval of the China State Administration of Foreign Exchange to complete. Any developments relating to the Chinese economy and any actions taken by the Chinese government are beyond the control of the Company; however, the Company monitors and manages its capital and liquidity requirements to ensure compliance with local regulatory and policy requirements. (Refer to “Risk Factors – The Company faces risks in connection with its significant presence in China and the continued expansion of its business there”).

For the year ended December 31, 2024, the Company recorded a foreign exchange net loss of $1.2 million as compared to a foreign exchange net loss of $0.7 million in 2023, associated with the translation of foreign currency denominated monetary assets and liabilities.

The Company has entered into a series of foreign currency forward contracts to manage the risks associated with the volatility of foreign currencies. These foreign currency forward contracts met the criteria required for hedge accounting under the Derivatives and Hedging Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) at inception, and continue to meet hedge effectiveness tests as of December 31, 2024, with settlement dates throughout 2025 and 2026. Foreign currency derivatives are recognized and measured on the Consolidated Balance Sheets at fair value. Changes in the fair value (i.e., gains or losses) are recognized in the Consolidated Statements of Operations except for derivatives designated and qualifying as foreign currency cash flow hedging instruments. The Company currently has cash flow hedging instruments associated with Selling, General and Administrative Expenses. For foreign currency cash flow hedging instruments related to Selling, General and Administrative Expenses, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported within Accumulated Other Comprehensive Loss and reclassified to the Consolidated Statements of Operations when the forecasted transaction occurs. Any ineffective portion is recognized immediately in the Consolidated Statements of Operations.

The notional value of foreign currency cash flow hedging instruments that qualify for hedge accounting as of December 31, 2024 was $48.4 million (December 31, 2023 — $40.6 million). A loss of $3.5 million was recorded to Other Comprehensive Income (Loss) with respect to the change in fair value of these contracts in 2024 (2023 — gain of $0.6 million; 2022 — loss of $1.3 million). A loss of $0.6 million was reclassified from Accumulated Other Comprehensive Loss to Selling, General and Administrative Expenses in 2024 (2023 — loss of $0.9 million; 2022 — loss of $0.6 million), primarily due to more fluctuations of the Canadian Dollar against the U.S. Dollar through most of 2024 compared to 2023, when the Canadian Dollar weakened against the U.S. Dollar. In 2024, there were no gains or losses resulting from a change in the classification of certain forward contracts no longer meeting the requirements for hedge accounting were reclassified from Accumulated Other Comprehensive Loss to Selling, General and Administrative Expenses (2023 — $nil). The notional value of forward contracts that do not qualify for hedge accounting as of December 31, 2024 was $nil (December 31, 2023 — $nil).

For all derivative instruments, the Company is subject to counterparty credit risk to the extent that the counterparty may not meet its obligations to the Company. To manage this risk, the Company enters into derivative transactions only with major financial institutions.

As of December 31, 2024, the Company’s Financing Receivables and working capital items denominated in Canadian Dollars, RMB, Japanese Yen, Euros and other foreign currencies translated into U.S. Dollars was $156.2 million. Assuming a 10% appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates as of December 31, 2024, the potential change in the fair value of foreign currency-denominated financing receivables and working capital items would have been $15.6 million, which would be mostly revalued through Shareholders’ Equity. A significant portion of the Company’s Selling, General, and Administrative Expenses is denominated in Canadian Dollars. Assuming a 1% change appreciation or depreciation in foreign currency exchange rates as of December 31, 2024, the potential change in the amount of Selling, General, and Administrative Expenses would be $0.3 million.

Interest Rate Risk Management

The Company’s earnings may also be affected by changes in interest rates and the resulting impact of those changes on its interest income from cash, and its interest expense from variable-rate borrowings.

For the year ended December 31, 2024 the Company had drawn down $37.0 million on its Credit Facility (December 31, 2023 — $24.0 million), $nil on its HSBC China Facility (December 31, 2023 — $nil) and $nil on its Bank of China Facility (December 31, 2023 — $nil), which are all subject to variable effective interest rates.

The Company’s variable rate debt instruments were $37.0 million as of December 31, 2024, or 54% greater than $24.0 million as of December 31 2023. Variable rate debt instruments represented 8% and 5% of its total liabilities as of December 31, 2024 and 2023, respectively. If the interest rates available to the Company increased by 10%, the Company’s interest expense would increase by $0.3 million and interest income from cash would increase by $0.3 million. These amounts are determined by considering the impact of the hypothetical interest rates on the Company’s variable rate debt and cash balances as of December 31, 2024.

Item 8. Financial Statements and Supplementary Data

************

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of IMAX Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of IMAX Corporation and its subsidiaries (the Company) as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive income (loss), of cash flows and of shareholders’ equity for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control ‒ Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control ‒ Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition ‒ IMAX Systems
As described in notes 2 and 19 to the consolidated financial statements, the Company recognized revenue from IMAX Systems related to the IMAX Technology Products and Services reportable segment (System Sales) of $82.5 million for the year ended December 31, 2024 ($93.3 million for the year ended December 31, 2023). Management evaluates whether an IMAX System arrangement involves either a sale or a lease of an IMAX System, and for those arrangements that are accounted for as a sale of an IMAX System, determines the transaction price and the allocation thereof to each separate performance obligation based on estimated standalone selling prices. For arrangements accounted for as a sale of an IMAX System, the transaction price allocated to the performance obligation is recognized when the conditions signifying transfer of control have been met.

For IMAX Systems, management applied significant judgment in (i) determining whether the arrangement related to either a sale or a lease by considering the terms of the arrangement including title to the IMAX System equipment and payment consideration; (ii) estimating the transaction price which may include the discounted present value of fixed ongoing payments and variable consideration (such as indexed minimum payment increases and additional payments owed by the customer if certain minimum box office receipt thresholds are exceeded); (iii) allocating the transaction price to each separate performance obligation based on estimated standalone selling prices; and (iv) determining the timing of revenue recognition based on when performance obligations are met.

The principal considerations for our determination that performing procedures relating to the revenue recognition of IMAX Systems is a critical audit matter are that management identified the matter as a critical accounting estimate, and there was significant judgment required by management in (i) determining whether the arrangement related to a sale or a lease, and based on the type of sale or lease each arrangement represents, whether it falls in the scope of ASC 606 or ASC 842; (ii) estimating the transaction price which may include the discounted present value of fixed ongoing payments and variable consideration; (iii) allocating the transaction price to each separate performance obligation; and (iv) determining the timing of revenue recognition. This in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence relating to the revenue recognition of IMAX Systems.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over management’s review and approval of revenue recognition memoranda produced for each IMAX System which include the determination of the type of arrangement, the estimate of the transaction price and allocation thereof and the timing of the related revenue recognition. These procedures also included, among others, evaluating the reasonableness of management’s assessment of whether the arrangement related to either a sale or a lease by considering the contractual terms and conditions of the executed contracts. Procedures were also performed to test management’s process for estimating the transaction price for a sample of contracts with customers, including (i) evaluating the appropriateness of management’s discounted present value method; (ii) testing the completeness, accuracy and relevance of the data used in estimating the transaction price; and (iii) evaluating the reasonableness of significant assumptions used by management, including the discount rate and expected future performance of underlying theatres associated with the arrangement. Evaluating management’s assumption related to the discount rate involved evaluating whether the assumption was reasonable considering consistency with external market data. Evaluating management’s assumption related to expected future performance of the underlying theatres associated with the arrangement involved evaluating whether the assumption was reasonable considering the current and past performance of underlying theatres. Procedures were also performed to test management’s process for allocating the transaction price to each separate performance obligation, including (i) evaluating the appropriateness of management’s method of allocating the transaction price; (ii) testing the completeness, accuracy and relevance of the data used in allocating the transaction price; and (iii) evaluating the reasonableness of significant assumptions used by management, including estimated standalone selling prices. Evaluating management’s assumption related to estimated standalone selling prices involved evaluating whether the assumption was reasonable by comparing the estimate to current and historical transactions. Evaluating the appropriateness of management’s assessment of the timing of revenue recognition involved inspecting the customers’ certificates of acceptance and theatre openings during the year.

/s/ PricewaterhouseCoopers LLP

Chartered Professional Accountants, Licensed Public Accountants

Toronto, Canada
February 19, 2025

We have served as the Company’s auditor since 1987, which includes periods before the Company became subject to SEC reporting requirements.

IMAX CORPORATION CONSOLIDATED
BALANCE SHEETS
(In thousands of U.S. Dollars except share amounts)

	As of December 31,
	2024	2023
Assets
Cash and cash equivalents	$100,592	$76,200
Accounts receivable, net of allowance for credit losses	107,669	136,259
Financing receivables, net of allowance for credit losses	119,885	127,154
Variable consideration receivables, net of allowance for credit losses	82,593	64,338
Inventories	32,840	31,584
Prepaid expenses	13,121	12,345
Film assets, net of accumulated amortization	8,686	6,786
Property, plant and equipment, net of accumulated depreciation	240,133	243,299
Other assets	22,441	20,879
Deferred income tax assets, net of valuation allowance	14,499	7,988
Goodwill	52,815	52,815
Other intangible assets, net of accumulated amortization	35,124	35,022
Total assets	$830,398	$814,669
Liabilities
Accounts payable	$19,803	$26,386
Accrued and other liabilities	100,916	111,013
Deferred revenue	52,686	67,105
Revolving credit facility borrowings, net of unamortized debt issuance costs	36,356	22,924
Convertible notes and other borrowings, net of unamortized discounts and debt issuance costs	229,901	229,131
Deferred income tax liabilities	12,521	12,521
Total liabilities	452,183	469,080
Commitments, contingencies and guarantees (see Notes 14 and 15)
Non-controlling interests	680	658
Shareholders’ equity
Capital stock common shares — no par value. Authorized — unlimited number. 52,946,200 issued and outstanding (December 31, 2023 — 53,260,276 issued and outstanding)	401,420	389,048
Other equity	185,268	185,087
Statutory surplus reserve	4,051	3,932
Accumulated deficit	(274,675)	(292,845)
Accumulated other comprehensive loss	(16,598)	(12,081)
Total shareholders’ equity attributable to common shareholders	299,466	273,141
Non-controlling interests	78,069	71,790
Total shareholders’ equity	377,535	344,931
Total liabilities and shareholders’ equity	$830,398	$814,669

(See the accompanying notes, which are an integral part of these Consolidated Financial Statements)

IMAX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of U.S. Dollars, except per share amounts)

	Years Ended December 31,
	2024	2023	2022
Revenues
Technology sales	$87,765	$100,792	$69,158
Image enhancement and maintenance services	192,197	189,752	161,379
Technology rentals	62,560	75,566	61,786
Finance income	9,686	8,729	8,482
	352,208	374,839	300,805
Costs and expenses applicable to revenues
Technology sales	38,235	46,756	37,610
Image enhancement and maintenance services	96,558	88,056	81,834
Technology rentals	27,215	25,686	25,006
	162,008	160,498	144,450
Gross margin	190,200	214,341	156,355
Selling, general and administrative expenses	132,701	144,406	138,043
Research and development	5,103	10,110	5,300
Amortization of intangible assets	5,758	4,578	4,829
Credit loss (reversal) expense, net	(973)	1,759	8,547
Asset impairments	—	144	4,470
Restructuring and other charges	3,749	2,946	—
Income (loss) from operations	43,862	50,398	(4,834)
Realized and unrealized investment gains	127	465	70
Retirement benefits non-service expense	(387)	(411)	(556)
Interest income	2,180	2,486	1,428
Interest expense	(8,084)	(6,821)	(5,877)
Income (loss) before taxes	37,698	46,117	(9,769)
Income tax expense	(4,996)	(13,051)	(10,108)
Net income (loss)	32,702	33,066	(19,877)
Net income attributable to non-controlling interests	(6,643)	(7,731)	(2,923)
Net income (loss) attributable to common shareholders	$26,059	$25,335	$(22,800)

Net income (loss) per share attributable to common shareholders:
Basic	$0.49	$0.47	$(0.40)
Diluted	$0.48	$0.46	$(0.40)

Weighted average shares outstanding (in thousands):
Basic	52,650	54,310	56,674
Diluted	53,864	55,146	56,674

(See the accompanying notes, which are an integral part of these Consolidated Financial Statements)

IMAX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands of U.S. Dollars)

	Years Ended December 31,
	2024	2023	2022
Net income (loss)	$32,702	$33,066	$(19,877)
Other comprehensive loss before tax
Unrealized defined benefit plan actuarial gain (loss)	26	(75)	2,901
Unrealized postretirement benefit plans actuarial (loss) gain	(61)	(37)	754
Amortization of defined benefit and postretirement benefit plans net gain	(740)	(604)	—
Amortization of prior service cost	—	—	184
Unrealized net (loss) gain from cash flow hedging instruments	(3,455)	575	(1,323)
Realized net loss from cash flow hedging instruments	607	892	596
Foreign currency translation adjustments	(2,588)	(3,907)	(20,594)
Total other comprehensive loss before tax	(6,211)	(3,156)	(17,482)
Income tax benefit (expense) related to other comprehensive loss	949	(181)	(818)
Other comprehensive loss, net of tax	(5,262)	(3,337)	(18,300)
Comprehensive income (loss)	27,440	29,729	(38,177)
Comprehensive (income) loss attributable to non-controlling interests	(5,898)	(6,629)	3,004
Comprehensive income (loss) attributable to common shareholders	$21,542	$23,100	$(35,173)

(See the accompanying notes, which are an integral part of these Consolidated Financial Statements)

IMAX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. Dollars)

	Years Ended December 31,
	2024	2023	2022
Operating Activities
Net income (loss)	$32,702	$33,066	$(19,877)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	65,503	60,022	56,661
Amortization of deferred financing costs	1,969	2,235	3,177
Credit loss (reversal) expense, net	(973)	1,759	8,547
Write-downs, including asset impairments	3,973	1,884	7,176
Deferred income tax benefit	(5,631)	(1,447)	(2,073)
Share-based and other non-cash compensation	23,209	24,230	27,573
Unrealized foreign currency exchange (gain) loss	(2,770)	(212)	1,108
Realized and unrealized investment gain	(127)	(465)	(70)
Changes in assets and liabilities:
Accounts receivable	29,105	(1,907)	(29,003)
Inventories	(1,501)	(285)	(5,529)
Film assets	(25,122)	(20,394)	(19,598)
Deferred revenue	(14,308)	(3,882)	(11,572)
Changes in other operating assets and liabilities	(35,192)	(35,989)	801
Net cash provided by operating activities	70,837	58,615	17,321
Investing Activities
Purchase of property, plant and equipment	(8,428)	(6,491)	(8,424)
Investment in equipment for joint revenue sharing arrangements	(24,341)	(18,000)	(19,803)
Interest in film classified as a financial instrument	—	—	(4,731)
Acquisition of other intangible assets	(8,447)	(8,344)	(4,394)
Proceeds from sale of equity securities	—	1,045	—
Acquisition of SSIMWAVE, net of cash and cash equivalents acquired	—	—	(15,939)
Net cash used in investing activities	(41,216)	(31,790)	(53,291)
Financing Activities
Proceeds from revolving credit facility borrowings	55,000	39,717	37,871
Repayments of revolving credit facility borrowings	(42,000)	(53,248)	(3,600)
Proceeds from other borrowings	—	322	—
Repayment of other borrowings	(874)	(53)	—
Credit facility amendment fees paid	—	(46)	(2,279)
Repurchase of common shares, IMAX Corporation	(17,855)	(26,823)	(80,124)
Repurchase of common shares, IMAX China	(116)	(15)	(3,043)
Taxes withheld and paid on employee stock awards vested	(4,978)	(6,466)	(3,687)
Common shares issued - stock options exercised	5,291	—	—
Principal payment under finance lease obligations	(509)	(480)	(948)
Dividends paid to non-controlling interests	—	(1,438)	(2,704)
Net cash used in financing activities	(6,041)	(48,530)	(58,514)
Effects of exchange rate changes on cash	812	504	2,174
Increase (decrease) in cash and cash equivalents during year	24,392	(21,201)	(92,310)
Cash and cash equivalents, beginning of year	76,200	97,401	189,711
Cash and cash equivalents, end of year	$100,592	$76,200	$97,401

(See the accompanying notes, which are an integral part of these Consolidated Financial Statements)

IMAX CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands of U.S. Dollars except share amounts)

	Years Ended December 31,
	2024	2023	2022
Adjustments to capital stock:
Balance, beginning of year	$389,048	$376,715	$409,979
Restricted share units vested, net of shares withheld for employee tax obligations	14,033	13,701	11,597
Employee stock options exercised, net of shares withheld for employee tax obligations	5,291	—	—
Grant date fair value of stock options exercised	1,623	—	—
Average carrying value of repurchased and retired common shares	(8,575)	(1,368)	(46,808)
Issuance of common shares in acquisition	—	—	1,947
Balance, end of year	401,420	389,048	376,715
Adjustments to other equity:
Balance, beginning of year	185,087	185,678	174,620
Amortization of share-based payment expense - stock options	—	93	637
Amortization of share-based payment expense - restricted share units	13,895	12,502	18,952
Amortization of share-based payment expense - performance stock units	8,536	8,321	8,495
Restricted share units vested	(20,122)	(21,074)	(16,441)
Grant date fair value of stock options exercised	(1,623)	—	—
Change in ownership interest related to IMAX China common share repurchases	(505)	(433)	(585)
Balance, end of year	185,268	185,087	185,678
Adjustments to statutory surplus reserve:
Balance, beginning of year	3,932	3,932	3,932
Change in statutory surplus reserve, IMAX China	119	—	—
Balance, end of year	4,051	3,932	3,932
Adjustments to accumulated deficit:
Balance, beginning of year	(292,845)	(293,124)	(234,975)
Net income (loss) attributable to common shareholders	26,059	25,335	(22,800)
Statutory surplus reserve deducted from retained earnings, IMAX China	(119)	—	—
Common shares repurchased and retired	(7,770)	(25,056)	(35,349)
Balance, end of year	(274,675)	(292,845)	(293,124)
Adjustments to accumulated other comprehensive (loss) income:
Balance, beginning of year	(12,081)	(9,846)	2,527
Other comprehensive loss, net of tax	(4,517)	(2,235)	(12,373)
Balance, end of year	(16,598)	(12,081)	(9,846)
Adjustments to non-controlling interests:
Balance, beginning of year	71,790	65,691	73,531
Net income attributable to non-controlling interests	6,621	7,793	2,959
Other comprehensive loss, net of tax	(745)	(1,102)	(5,927)
Share-based compensation attributable to non-controlling interests	13	428	290
Dividends paid to non-controlling shareholders of IMAX China	—	(1,438)	(2,704)
Change in ownership interest related to IMAX China common share repurchases	390	418	(2,458)
Balance, end of year	78,069	71,790	65,691
Total Shareholders’ Equity	$377,535	$344,931	$329,046
Common shares issued and outstanding:
Balance, beginning of year	53,260,276	54,148,614	58,653,642
Employee stock options exercised	248,763	—	—
Performance stock units settled with new treasury shares	190,914	233,306	—
Restricted share units settled with new treasury shares	521,010	514,383	596,277
Repurchase of common shares	(1,274,763)	(1,636,027)	(5,261,852)
Issuance of common shares in acquisition	—	—	160,547
Balance, end of year	52,946,200	53,260,276	54,148,614

(See the accompanying notes, which are an integral part of these Consolidated Financial Statements)

IMAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. Dollars, unless otherwise stated)

1. Description of the Business

IMAX Corporation, together with its consolidated subsidiaries (the “Company” or “IMAX”) is a Canadian corporation that was formed in March 1994 as a result of an amalgamation between WGIM Acquisition Corp. and the former IMAX Corporation (“Predecessor IMAX”). Predecessor IMAX was incorporated in 1967. As of December 31, 2024, IMAX Corporation indirectly owned 71.40% of IMAX China Holding, Inc. (“IMAX China”), whose shares trade on the Hong Kong Stock Exchange. IMAX China is a consolidated subsidiary of the Company.

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

IMAX Systems are based on proprietary and patented image, audio and other technology developed over the course of the Company’s history. The customers for IMAX Systems are principally exhibitors that operate commercial multiplex theaters, and, to a much lesser extent, museums, science centers and destination entertainment sites. The Company does not own the locations in the IMAX network, except for one, and is not an exhibitor, but instead sells or leases the IMAX System for the distribution of specially formatted content to exhibitor customers along with a license to use its trademarks and ongoing maintenance services.

As of December 31, 2024, there were 1,807 IMAX Systems operating in 90 countries and territories, including 1,735 commercial multiplexes, 11 commercial destinations and 61 institutional locations in the Company’s global network. This compares to 1,772 IMAX Systems operating in 90 countries and territories as of December 31, 2023 including 1,693 commercial multiplexes, 12 commercial destinations, and 67 institutional locations in the Company’s global network.

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

Principles of Consolidation

The Consolidated Financial Statements include the accounts of IMAX Corporation together with its consolidated subsidiaries, except for subsidiaries which have been identified as variable interest entities (“VIEs”) where the Company is not the primary beneficiary. All intercompany accounts and transactions have been eliminated. The Company has evaluated its various variable interests to determine whether they are VIEs as required by U.S. GAAP.

The Company has interests in ten film production companies, which have been identified as VIEs. The Company is the primary beneficiary of and consolidates five of these entities as it has the power to direct the activities that most significantly impact the economic performance of the VIE, and it has the obligation to absorb losses or the right to receive benefits from the respective VIE that could potentially be significant. The majority of the assets relating to these production companies are held by the IMAX Original Film Fund (the “Original Film Fund”) as described in “Non-Controlling Interests — Other Non-Controlling Interests” in Note 24. The Company does not consolidate the other five film production companies because it does not have the power to direct their activities and it does not have the obligation to absorb the majority of the expected losses or the right to receive expected residual returns. The Company uses the equity method of accounting for these entities, which continues to not be material to the Company’s Consolidated

Financial Statements. A change in the value of an equity method investment that is other than temporary is recognized in the Consolidated Statements of Operations.

As of December 31, 2024 and 2023, total assets and liabilities of the Company’s consolidated VIEs were as follows:

	December 31,	December 31,
(In thousands of U.S. Dollars)	2024	2023
Total assets	$1,459	$1,425
Total liabilities	$246	$246

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

The significant estimates made by management include, but are not limited to: (i) the allocation of the transaction price in an IMAX System arrangement to distinct performance obligations; (ii) the amount of variable consideration to be earned on sales of IMAX Systems based on projections of future box office performance and inflation; (iii) expected credit losses on accounts receivable, financing receivables, and variable consideration receivables; (iv) provisions for the write-down of excess and obsolete inventory; (v) the fair values of the reporting units used in assessing the recoverability of goodwill; (vi) the cash flow projections used in testing the recoverability of long-lived assets such as the system equipment supporting joint revenue sharing arrangements; (vii) the economic lives of the system equipment supporting joint revenue sharing arrangements; (viii) the useful lives of intangible assets; (ix) the ultimate revenue forecasts used to test the recoverability of film assets; (x) the discount rates used to determine the present value of financing receivables, variable consideration and lease liabilities, as well as to determine the fair values of the Company’s reporting units for the purpose of assessing the recoverability of goodwill; (xi) pension plan assumptions; (xii) estimates related to the fair value and projected vesting of share-based payment awards; (xiii) the valuation of deferred income tax assets; and (xiv) reserves related to uncertain tax positions.

Commencing in March 2022, in response to numerous sanctions imposed by the United States, Canada and the European Union on companies transacting in Russia resulting from ongoing conflict between Russia and Ukraine, the Company suspended its operations in Russia. In 2022, the Company recorded provisions for potential credit losses against substantially all of its receivables in Russia due to uncertainties associated with the ongoing conflict. These receivables relate to existing sale agreements as the Company is not party to any joint revenue sharing arrangements in these countries. In addition, exhibitors in Russia and Ukraine were placed on nonaccrual status for maintenance revenue and finance income. In 2023, due to the resumption of operations throughout Ukraine’s exhibition industry, as evidenced by the reopening of all IMAX Systems in Ukraine and payments received from exhibitor customers therein, the Company recognized maintenance revenue and finance income in connection with those theaters. The Company closely monitors geopolitical conflicts (including any government sanctions imposed in response thereto) and its effects on the global economy and the Company.

Cash and Cash Equivalents

The Company considers all highly liquid investments convertible to a known amount of cash and with an original maturity of three months or less to be cash equivalents.

Receivables

The Company develops an estimate of expected credit losses by class of receivable and customer type through a calculation that utilizes historical loss rates which are then adjusted for specific receivables that are judged to have a higher-than-normal risk profile after considering management’s internal credit quality classifications, as well as macro-economic and industry risk factors. The write- off of any billed receivable balance requires the approval of management.

(Refer to Note 4 for more information related to the Company’s receivables and current expected credit losses.)

Inventories

Inventories are carried at the lower of cost, determined on an average cost basis, and net realizable value except for raw materials, which are carried at the lower of cost and replacement cost. Finished goods and work-in-process includes the cost of raw materials, direct labor, theater design costs, and an applicable share of manufacturing overhead costs.

The costs related to IMAX Systems under sale and sales-type lease arrangements are transferred from Inventories to Costs and Expenses Applicable to Revenues – Technology Sales in the period when the sale is recognized in the Consolidated Statements of Operations. The costs related to IMAX Systems under joint revenue sharing arrangements (“JRSA”) are transferred from Inventories to assets under construction in Property, Plant and Equipment when allocated to a signed JRSA.

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

Property, Plant and Equipment

Property, Plant and Equipment is recorded at cost and is depreciated on a straight-line basis over the estimated useful lives of the underlying assets as follows:

Theater system components(1)	— Over the equipment’s expected useful life (7 to 20 years)
Camera equipment and connectivity equipment	— Over a period between 5 years to 15 years
Buildings	— Over a period between 20 to 25 years
Office and production equipment	— Over a period between 3 to 5 years
Leasehold improvements	— Over the shorter of the initial term of the underlying lease plus any reasonably assured renewal periods, and the useful life of the asset
(1)Includes equipment under joint revenue sharing arrangements.

The cost of IMAX System components and related equipment expected to be used in future JRSAs, including related direct labor costs and an allocation of direct production costs, are recorded within assets under construction until the underlying IMAX System is installed and in working condition. These assets are depreciated to Costs and Expenses Applicable to Revenues on a straight-line basis over the lesser of the term of the JRSA and the equipment’s expected useful life. The estimated useful lives of the IMAX System components and related equipment used in JRSA are reviewed periodically to determine if any adjustments are required.

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

Other Assets

Other Assets principally include lease incentives provided to certain exhibitor customers under JRSAs classified as an operating lease, as well as sales commissions and other deferred selling expenses that directly relate to the acquisition of the revenue generating contract and are incremental to the Company’s other expenses. To a much lesser extent, Other Assets also includes various investments and foreign currency derivatives.

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

In periods when there are no outstanding borrowings under the Company’s revolving credit facility arrangements, any related debt issuance costs are recorded within Other Assets and amortized on a straight-line basis over the term of the facility. In periods when there are outstanding borrowings under the Company’s revolving credit facility arrangements, any related debt issuance costs are reclassified to reduce the principal amount of outstanding borrowings and amortized on a straight-line basis over the term of the facility. (Refer to Note 13 for information related to the Company’s borrowings.)

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

Deferred Revenue

In instances where the Company receives consideration prior to satisfying its performance obligations, the recognition of revenue is deferred. The majority of the Deferred Revenue balance relates to payments received by the Company for IMAX Systems where control of the system has not transferred to the customer. The Deferred Revenue balance related to an individual location increases as progress payments are made and is then derecognized when the Company satisfies its performance obligations. To a lesser extent, the Deferred Revenue balance also relates to situations when an exhibitor customer pays the contractual maintenance fee prior to the recognition of revenue and fixed payments received for IMAX Systems under JRSAs which are recognized as revenue on a straight-line basis over the lease term.

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

IMAX System arrangements also include a requirement for the Company to provide maintenance services and an extended warranty over the life of the arrangement in exchange for an annual maintenance fee, which is subject to a consumer price index increase on renewal each year. Consideration related to the provision of maintenance services is included in the allocation of the transaction price to the separate performance obligations in the arrangement at contract inception, as discussed in more detail below. The Company’s maintenance services are a stand ready obligation and, as a result, are recognized on a straight-line basis annually throughout the contract term.

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

The initial revenue recognized in a sales arrangement consists of payments received before and in connection with the installation of the IMAX System and the present value of any future payments, including ongoing fixed minimum payments, which are subject to indexed increases over the term of the arrangement, and potential additional payments owed by the customer if certain minimum box office receipt thresholds are exceeded. In addition, hybrid sales arrangements include amounts owed by the customer based on a percentage of their box office receipts over the term of the arrangement. Potential payments based on the future box office receipts of the customer are considered to be variable consideration. An estimate of the present value of such variable consideration is recognized as revenue upon the transfer of control of the System Obligation to the customer, subject to constraints to ensure that there is not a risk of significant revenue reversal (see “Constraints on the Recognition of Variable Consideration” below).

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

Constraints on the Recognition of Variable Consideration

The recognition of variable consideration involves a significant amount of judgment. Variable consideration is recognized subject to appropriate constraints to avoid a significant reversal of revenue in future periods. The Company reviews its variable consideration assets on at least a quarterly basis considering recent box office performance and, when applicable, updated box office projections for future periods. The relevant accounting guidance identifies the following examples of situations when constraining the amount of variable consideration is appropriate:

•The amount of consideration is highly susceptible to factors outside the entity’s influence;

•The uncertainty about the amount of consideration is not expected to be resolved for a long period of time;

•The Company’s experience (or other evidence) with similar types of contracts is limited, or that experience has limited predictive value; and

•The entity has a practice of either offering a broad range of price concessions or changing the payment terms and conditions of similar contracts in similar circumstances.

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

For JRSAs that are classified as operating leases, initial payments and fixed minimum ongoing payments are recognized as revenue on a straight-line basis over the lease term. For these leases, the lease term is considered to commence when all of the following conditions have been met: (i) the projector, sound system and screen system have been installed and are in full working condition; (ii) the 3D glasses cleaning machine, if applicable, has been delivered; (iii) projectionist training has been completed; and (iv) the earlier of (a) the receipt of written customer acceptance certifying the completion of installation and run-in testing of the equipment and the completion of projectionist training or (b) the public opening of the theater. Contingent payments in excess of fixed minimum ongoing payments are recognized as revenue when reported by theater operators, provided collectability is reasonably assured.

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

Costs and Expenses Applicable to Revenues – Technology Rentals

Costs and Expenses Applicable to Revenues – Technology Rentals relates to JRSAs classified as operating leases, and primarily includes the depreciation of IMAX System components and related equipment used in the JRSA. Impairment losses, if any, are also included in Costs and Expenses Applicable to Revenues – Technology Rentals. Sales commissions related to these arrangements are deferred and recognized as Costs and Expenses Applicable to Revenues – Technology Rentals in the month they are earned by the salesperson, which is typically the month of installation. Direct advertising and marketing costs for each location are charged to Costs and Expenses Applicable to Revenues – Technology Rentals as incurred.

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

IMAX Film Remastering Services

In a film remastering arrangement, the Company receives a percentage of the box-office receipts from a third party who owns the copyright to a film in exchange for converting the film into an IMAX Film Remastering format and distributing it through the IMAX network. In these arrangements, although the Company does not hold rights to the intellectual property in the form of the film content, it is compensated for the application of its intellectual property in the form of its patented film remastering processes to create new intellectual property in the form of an IMAX Film Remastering version of the film. Revenues associated with film remastering arrangements qualify for the variable consideration exemption for sales- or usage-based royalties in the relevant accounting guidance and are recognized within Revenues – Image Enhancement and Maintenance Services in the period when the corresponding box office sales occur.

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

Software License and Subscription Services

Through the Streaming and Consumer Technology business unit, the Company provides term licenses, which give customers the right to use its software for a specific period, and perpetual licenses, which give customers the right to use its software for an indefinite period. For both types of licenses, the associated revenue is recognized at the point in time when the customer can use and benefit from the software, which is generally upon delivery to the customer or upon commencement of the renewal term. For licenses that are deployed and hosted at the customer site, revenue is recognized upon delivery of the software to the customer or upon commencement of the renewal term. For licenses where the software is provided through a hosting arrangement, if the customer does not have a contractual right to take possession of the underlying software without significant penalty, or it is not feasible for the customer to run the software on its own hardware or contract a third party to host the services, the arrangement is accounted for as a service transaction whereby the Company has a stand-ready obligation to provide the software over the license period. Therefore, the related revenue is recognized ratably over the license period, as control of service is transferred to the customer.

The Company’s software license arrangements for both term and perpetual licenses typically include maintenance and support services which provide technical support and unspecified updates and upgrades on a when-and-if-available basis. The contractual term of the arrangement to provide maintenance and support services for perpetual licenses is renewable, generally on an annual basis, at the option of the customer. Maintenance and support services represent stand-ready obligations for which revenue is recognized ratably over the term of the arrangements.

Revenues from licenses and maintenance and support services are recognized within Revenues – Image Enhancement and Maintenance Services.

Leases

As a lessee, the Company’s lease arrangements principally involve office and warehouse space, which are classified as operating leases. The corresponding operating lease right-of-use (“ROU”) assets and lease liabilities are recorded within Property, Plant and Equipment and Accrued and Other Liabilities on the Company’s Consolidated Balance Sheets. ROU assets represent the Company’s right to use an underlying asset for the lease term. Operating lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The incremental borrowing rate used in the calculation of the Company’s lease liabilities is based on the location of each leased property. None of the Company’s leases include options to purchase the leased property. Most of the Company’s leases include one or more options to renew, with renewal terms that can extend the lease term from one to five years or more. The Company has determined that it is reasonably certain that the renewal options on its warehouse leases will be exercised based on previous history, its current understanding of future business needs, and its level of investment in the leasehold improvements, among other factors. The depreciable lives of ROU assets and related leasehold improvements are limited by the expected lease term. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company rents or subleases certain office space to third parties, which have a remaining term of less than 12 months and are not expected to be renewed. When there are modifications to the lease agreements, the Company remeasures the lease liabilities to reflect changes to lease payments and recognizes the amount of the remeasurement of the lease liability as an adjustment to the ROU assets. Amortization of ROU assets and interest on lease liabilities are included within Selling, General and Administrative Expenses in the Company’s Consolidated Statements of Operations. (Refer to Note 5 for additional information related to the Company’s operating leases.)

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

Foreign currency derivatives are recognized and measured on the Consolidated Balance Sheets at their fair value. Changes in the fair value (i.e., gains or losses) are recognized in the Consolidated Statements of Operations except for derivatives designated and qualifying as foreign currency hedging instruments. For foreign currency hedging instruments, the gain or loss related to the effective portion of the hedge of a forecasted transaction is reported within Other Comprehensive (Loss) Income and reclassified to the Consolidated Statements of Operations when the forecasted transaction occurs. Any ineffective portion is recognized immediately in the Consolidated Statements of Operations.

Share-Based Compensation

The Company issues share-based compensation to eligible employees, directors, and consultants under the IMAX Corporation Second Amended and Restated Long-Term Incentive Plan (as may be amended, the “IMAX LTIP”) and the China Long-Term Incentive Plan (the “China LTIP”) as summarized in Note 16. The IMAX LTIP is the Company’s governing document and awards to employees, directors, and consultants under this plan may consist of stock options, restricted share units (“RSUs”), performance stock units (“PSUs”) and other awards. A separate share-based compensation plan, the China LTIP, was adopted by a subsidiary of the Company in October 2012.

The Company measures share-based compensation expense using the grant date fair value of the award (see below), which is recognized as an expense in the Consolidated Statements of Operations on a straight-line basis over the requisite service period. Share- based compensation expense is not adjusted for estimated forfeitures but is instead adjusted when and if actual forfeitures occur.

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

(Refer to “Capital Stock — Shared-Based Compensation” in Note 16 for the assumptions used to determine the fair value of the Company’s stock options.)

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

Pension Plans and Postretirement Benefits

The Company has a defined benefit pension plan, the Supplemental Executive Retirement Plan (the “SERP”). As the Company’s SERP is unfunded, as of December 31, 2024, a liability was recognized for the benefit obligation.

Assumptions used in computing the defined benefit obligations are reviewed annually by management in consultation with its actuaries and adjusted for current conditions. Actuarial gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefits cost are recognized as a component of Other Comprehensive (Loss) Income. Amounts recognized in Accumulated Other Comprehensive Loss including unrecognized actuarial gains or losses and prior service costs are adjusted as they are subsequently recognized in the Consolidated Statements of Operations as components of net periodic benefit cost. Prior service costs resulting from the pension plan inception or amendments are amortized over the expected future service life of the employees, cumulative actuarial gains and losses in excess of 10% of the projected benefit obligation are amortized over the expected average remaining service life of the employees, and current service costs are expensed when earned. The remaining weighted average future service life of the employee used in computing the defined benefit obligation for the year ended December 31, 2024 was one year.

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

Guarantees

In situations when the Company acts as a guarantor, at the inception of a guarantee, it recognizes a liability for the fair value of the underlying guarantee. Disclosures as required under the relevant accounting guidance have been included in Note 15.

3. New Accounting Standards and Accounting Changes

Adoption of New Accounting Policies

In October 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2023-06, “Disclosure Improvements: Codification Amendments in response to the SEC’s Disclosure Update and Simplification Initiative” (“ASU 2023-06”). ASU 2023-06 incorporates into U.S. GAAP certain presentation and disclosure requirements currently included in the SEC’s regulations. Each amendment will become effective prospectively from the date the SEC withdrawals the corresponding SEC regulatory requirement. The Company adopted ASU 2023-06 on January 1, 2024. The adoption of this ASU did not have a material impact on the Company’s Consolidated Financial Statements.

In November 2023, the FASB issued Accounting Standards Update No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). The purpose of ASU 2023-07 is to enhance the interim disclosure requirements by more closely aligning them with the annual requirements. ASU 2023-07 requires interim and annual disclosures to include information about the Company’s significant segment expenses. The Company adopted ASU 2023-07 for the Company’s year ended December 31, 2024. The adoption of this ASU impacted the Company’s segment disclosures in Note 20.

Recently Issued FASB Accounting Standard Codification Updates Not Yet Adopted

In December 2023, the FASB issued Accounting Standard Update No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). The amendments in ASU 2023-09 improve the transparency of income tax disclosures by requiring (i) consistent categories and greater disaggregation of information in the rate reconciliation, and (ii) income taxes paid disaggregated by jurisdiction. ASU 2023-09 will be effective for the Company’s year ended December 31, 2025. The Company is in the process of evaluating the impact of this ASU on its Consolidated Financial Statements.

In November 2024, the FASB issued Accounting Standard Update No. 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures” (“ASU 2024-03”). The amendments in ASU 2024-03 improve the transparency of expenses by nature disclosures requiring (i) disclosures with disaggregation of each expense line item into specific categories, (ii) qualitative disclosures of expenses. ASU 2024-03 will be effective for the Company’s year ended December 31, 2027. The Company is in the process of evaluating the impact of this ASU on its Consolidated Financial Statements.

The Company considers the applicability and impact of all recently issued FASB accounting standard codification updates. Accounting standard updates that are not noted above were assessed and determined to be not applicable or not significant to the Company’s Consolidated Financial Statements for the year ended December 31, 2024.

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

Management’s judgments regarding expected credit losses are based on the facts available to management and involve estimates about the future. As a result, the Company’s judgments and associated estimates of credit losses may ultimately prove, with the benefit of hindsight, to be incorrect. The impacts of inflation, and rising interest rates may impact future credit losses. The Company will continue to monitor economic trends and conditions and portfolio performance and adjust its allowance for credit loss accordingly. Refer to “Summary of Significant Accounting Policies — Estimates and Assumptions” in Note 2 for information regarding theater operators in Russia and Ukraine.

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

The following tables summarize the activity in the allowance for credit losses related to Accounts Receivable for the years ended December 31, 2024 and 2023:

	Years Ended December 31, 2024
	Theater
(In thousands of U.S. Dollars)	Operators	Studios	Other	Total
Beginning balance	$14,355	$616	$1,006	$15,977
Current year (reversal) provision, net	(2,696)	404	17	(2,275)
Write-offs, net of recoveries	(178)	(3)	(440)	(621)
Foreign exchange	197	—	—	197
Ending balance	$11,678	$1,017	$583	$13,278

	Years Ended December 31, 2023
	Theater
(In thousands of U.S. Dollars)	Operators	Studios	Other	Total
Beginning balance	$11,144	$1,699	$1,276	$14,119
Current year provision (reversal), net	4,771	(944)	(270)	3,557
Write-offs, net of recoveries	(1,225)	(133)	—	(1,358)
Foreign exchange	(335)	(6)	—	(341)
Ending balance	$14,355	$616	$1,006	$15,977

For the year ended December 31, 2024, the Company’s allowance for current expected credit losses related to Accounts Receivable decreased by $2.7 million, largely the result of an increase in collections of outstanding balances as exhibition partners continue to improve their financial position post pandemic.

For the year ended December 31, 2023, the Company’s allowance for current expected credit losses related to Accounts Receivable increased by $1.9 million, largely the result of an increase in aged receivables. In the fourth quarter of 2023, the $1.5 million COVID-19 reserve for China was released of which $0.3 million related to Accounts Receivable and $1.2 million to Financing Receivables.

Financing Receivables

Financing receivables are due from theater operators and consist of the Company’s net investment in sales-type leases and receivables associated with financed sales of IMAX Systems. As of December 31, 2024 and 2023, financing receivables consisted of the following:

	December 31,
(In thousands of U.S. Dollars)	2024	2023
Net investment in leases:
Gross minimum payments due under sales-type leases	$30,890	$30,459
Unearned finance income	(887)	(467)
Present value of minimum payments due under sales-type leases	30,003	29,992
Allowance for credit losses	(664)	(453)
Net investment in leases	29,339	29,539
Financed sales receivables:
Gross minimum payments due under financed sales	127,906	135,684
Unearned finance income	(27,199)	(28,452)
Present value of minimum payments due under financed sales	100,707	107,232
Allowance for credit losses	(10,161)	(9,617)
Net financed sales receivables	90,546	97,615
Total financing receivables	$119,885	$127,154

Net financed sales receivables due within one year	$30,136	$32,031
Net financed sales receivables due after one year	60,410	65,584
Total financed sales receivables	$90,546	$97,615

As of December 31, 2024 and 2023, the weighted-average remaining lease term and weighted-average interest rate associated with the Company’s sales-type lease arrangements and financed sales receivables, as applicable, were as follows:

	December 31,
	2024	2023
Weighted-average remaining lease term (in years):
Sales-type lease arrangements	8.5	8.3
Weighted-average interest rate:
Sales-type lease arrangements	7.24%	7.88%
Financed sales receivables	8.95%	8.97%

The tables below provide information on the Company’s net investment in leases by credit quality indicator as of December 31, 2024 and 2023. The amounts disclosed for each credit quality classification are determined on a theater-by-theater basis and include both billed and unbilled amounts. The prior year table has been updated to conform to the current year theater-by-theater presentation.

(In thousands of U.S. Dollars)	By Origination Year
As of December 31, 2024	2024	2023	2022	2021	2020	Prior	Total
Net investment in leases:
Credit quality classification:
In good standing	$3,469	$3,190	$3,057	$6,625	$1,963	$1,931	$20,235
Credit Watch	—	—	—	—	—	—	—
Pre-approved transactions	—	—	—	2,800	1,477	4,664	8,941
Transactions suspended	—	—	426	—	—	401	827
Total net investment in leases	$3,469	$3,190	$3,483	$9,425	$3,440	$6,996	$30,003

(In thousands of U.S. Dollars)	By Origination Year
As of December 31, 2023	2023	2022	2021	2020	2019	Prior	Total
Net investment in leases:
Credit quality classification:
In good standing	$2,197	$3,262	$6,241	$2,173	$1,677	$1,376	$16,926
Credit Watch	—	490	—	—	—	313	803
Pre-approved transactions	—	—	3,462	1,182	5,221	1,997	11,862
Transactions suspended	—	—	—	—	—	401	401
Total net investment in leases	$2,197	$3,752	$9,703	$3,355	$6,898	$4,087	$29,992

The tables below provide information on the Company’s financed sales receivables by credit quality indicator as of December 31, 2024 and 2023. The amounts disclosed for each credit quality classification are determined on a theater-by-theater basis and include both billed and unbilled amounts. The prior year table has been updated to conform to the current year theater-by-theater presentation.

(In thousands of U.S. Dollars)	By Origination Year
As of December 31, 2024	2024	2023	2022	2021	2020	Prior	Total
Financed sales receivables:
Credit quality classification:
In good standing	$6,217	$7,249	$5,980	$6,152	$4,974	$41,570	$72,142
Credit Watch	—	—	—	—	—	567	567
Pre-approved transactions	411	779	298	3,468	1,899	8,132	14,987
Transactions suspended	—	—	—	114	143	12,754	13,011
Total financed sales receivables	$6,628	$8,028	$6,278	$9,734	$7,016	$63,023	$100,707

(In thousands of U.S. Dollars)	By Origination Year
As of December 31, 2023	2023	2022	2021	2020	2019	Prior	Total
Financed sales receivables:
Credit quality classification:
In good standing	$5,328	$5,921	$5,961	$5,415	$8,058	$46,202	$76,885
Credit Watch	—	30	—	—	317	796	1,143
Pre-approved transactions	607	313	2,619	1,455	2,084	8,508	15,586
Transactions suspended	—	—	728	345	1,546	10,999	13,618
Total financed sales receivables	$5,935	$6,264	$9,308	$7,215	$12,005	$66,505	$107,232

The following tables provide an aging analysis for the Company’s net investment in leases and financed sales receivables as of December 31, 2024 and 2023:

	As of December 31, 2024
(In thousands of U.S. Dollars)	Accrued and Current	30-89 Days	90+ Days	Billed	Unbilled	Recorded Receivable	Allowance for Credit Losses	Net
Net investment in leases	$222	$218	$3,185	$3,625	$26,378	$30,003	$(664)	$29,339
Financed sales receivables	895	1,019	12,462	14,376	86,331	100,707	(10,161)	90,546
Total	$1,117	$1,237	$15,647	$18,001	$112,709	$130,710	$(10,825)	$119,885

	As of December 31, 2023
(In thousands of U.S. Dollars)	Accrued and Current	30-89 Days	90+ Days	Billed	Unbilled	Recorded Receivable	Allowance for Credit Losses	Net
Net investment in leases	$293	$212	$4,598	$5,103	$24,889	$29,992	$(453)	$29,539
Financed sales receivables	1,535	1,196	10,704	13,435	93,797	107,232	(9,617)	97,615
Total	$1,828	$1,408	$15,302	$18,538	$118,686	$137,224	$(10,070)	$127,154

The following tables provide information about the Company’s net investment in leases and financed sales receivables with billed amounts past due for which it continued to accrue finance income as of December 31, 2024 and 2023. The amounts disclosed for each credit quality classification are determined on a theater-by-theater basis and include both billed and unbilled amounts.

	As of December 31, 2024
(In thousands of U.S. Dollars)	Accrued and Current	30-89 Days	90+ Days	Billed	Unbilled	Allowance for Credit Losses	Net
Net investment in leases	$222	$218	$3,185	$3,625	$20,176	$(6)	$23,795
Financed sales receivables	727	610	10,143	11,480	42,208	(1,086)	52,602
Total	$949	$828	$13,328	$15,105	$62,384	$(1,092)	$76,397

	As of December 31, 2023
(In thousands of U.S. Dollars)	Accrued and Current	30-89 Days	90+ Days	Billed	Unbilled	Allowance for Credit Losses	Net
Net investment in leases	$259	$212	$4,598	$5,069	$22,651	$(9)	$27,711
Financed sales receivables	798	782	10,517	12,097	33,552	(1,198)	44,451
Total	$1,057	$994	$15,115	$17,166	$56,203	$(1,207)	$72,162

The following table provides information about the Company’s net investment in leases and financed sales receivables that were on nonaccrual status as of December 31, 2024 and 2023:

	As of December 31, 2024			As of December 31, 2023
(In thousands of U.S. Dollars)	Recorded Receivable	Allowances for Credit Losses	Net	Recorded Receivable	Allowances for Credit Losses	Net
Net investment in leases	$827	$(614)	$213	$401	$(401)	$—
Net financed sales receivables	28,565	(8,317)	20,248	29,204	(8,884)	20,320
Total	$29,392	$(8,931)	$20,461	$29,605	$(9,285)	$20,320

For the years ended December 31, 2024, 2023, and 2022, the Company did not recognize any Finance Income related to the net investment in leases in nonaccrual status.

For the year ended December 31, 2024, the Company recognized $1.0 million (2023 — $0.2 million; 2022 — $0.5 million) in Finance Income related to the financed sales receivables in nonaccrual status.

The following tables summarize the activity in the allowance for credit losses related to the Company’s net investment in leases and financed sales receivables for the years ended December 31, 2024 and 2023:

	December 31, 2024
	Net Investment	Net Financed
(In thousands of U.S. Dollars)	in Leases	Sales Receivables
Beginning balance	$453	$9,617
Current year provision, net	212	572
Foreign exchange	(1)	(28)
Ending balance	$664	$10,161

	December 31, 2023
	Net Investment	Net Financed
(In thousands of U.S. Dollars)	in Leases	Sales Receivables
Beginning balance	$776	$10,945
Current year reversal, net	(61)	(1,644)
Foreign exchange	(262)	316
Ending balance	$453	$9,617

For the year ended December 31, 2024, the Company’s allowance for current expected credit losses related to its net investment in leases and financed sales receivables increased by $0.8 million, which reflects the Company’s credit quality assessment of future minimum payments due from its exhibition customers.

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

The following table summarizes the activity in the Allowance for Credit Losses related to Variable Consideration Receivables for the years ended December 31, 2024 and 2023:

	December 31,
	2024	2023
(In thousands of U.S. Dollars)	Theater Operators	Theater Operators
Beginning balance	$633	$610
Current year (reversal) provision, net	(513)	35
Foreign exchange	(4)	(12)
Ending balance	$116	$633

For the year ended December 31, 2024, the Company’s allowance for current expected credit losses related to Variable Consideration Receivables decreased $0.5 million as part of the Company’s assessment of the risk profile of the balance.

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

For the years ended December 31, 2024, 2023, and 2022 the components of lease expense recorded within Selling, General and Administrative Expenses were as follows:

	Years Ended December 31,
(In thousands of U.S. Dollars)	2024	2023	2022
Operating lease cost:
Amortization of operating lease assets	$2,120	$2,677	$2,734
Interest on operating lease liabilities	661	768	825
Short-term and variable lease costs	289	507	616
Finance lease cost:
Amortization of finance lease assets	398	398	171
Interest on finance lease liabilities	17	45	22
Total lease cost	$3,485	$4,395	$4,368

For the years ended December 31, 2024, 2023, and 2022, supplemental cash and non-cash information related to leases was as follows:

	Years Ended December 31,
(In thousands of U.S. Dollars)	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating leases	$3,068	$3,675	$3,783
Finance leases	509	480	948
Supplemental disclosure of noncash leasing activities:
Right-of-use assets obtained in exchange for operating lease obligations	$1,596	$972	$3,068
Right-of-use assets obtained in exchange for finance lease obligations	—	—	1,990

As of December 31, 2024 and 2023, supplemental balance sheet information related to leases was as follows:

		December 31,
(In thousands of U.S. Dollars)		2024	2023
Assets:	Balance Sheet Location
Operating lease right-of-use assets	Property, plant and equipment	$10,019	$10,599
Finance lease right-of-use assets	Property, plant and equipment	1,022	1,420
Liabilities:	Balance Sheet Location
Operating lease liabilities	Accrued and other liabilities	$11,861	$12,702
Finance lease liabilities(1)	Accrued and other liabilities	—	518
(1)Recorded net of $nil (2023 — $nil) upfront payment made upon execution of the finance lease arrangement.

As of December 31, 2024 and 2023, the weighted-average remaining lease term and weighted-average interest rate associated with the Company’s leases were as follows:

	December 31,
(In thousands of U.S. Dollars)	2024	2023
Operating leases:
Weighted-average remaining lease term (years)	4.8	4.9
Weighted-average discount rate	5.87%	5.85%
Finance leases:
Weighted-average remaining lease term (years)	2.6	3.6
Weighted-average discount rate	6.00%	6.00%

As of December 31, 2024, the maturities of the Company’s operating lease liabilities were as follows:

(In thousands of U.S. Dollars)
2025	$2,872
2026	2,781
2027	2,710
2028	2,714
2029	2,227
Thereafter	278
Total lease payments	$13,582
Less: interest expense	(1,721)
Present value of lease liabilities	$11,861

IMAX Corporation as a Lessor

The Company provides IMAX Systems to customers through long-term lease arrangements that for accounting purposes are classified as sales-type leases. Under these arrangements, in exchange for providing the IMAX System, the Company earns fixed upfront and ongoing consideration. Certain arrangements that are legal sales are also classified as sales-type leases as certain clauses within the arrangements limit transfer of title or provide the Company with conditional rights to the system. The customer’s rights under the Company’s sales-type lease arrangements are described in “Summary of Significant Accounting Policies — Revenue Recognition” in Note 2. Under the Company’s sales-type lease arrangements, the customer has the ability and the right to operate the hardware components or direct others to operate them in a manner determined by the customer. The Company’s lease portfolio terms are typically non-cancellable for 10 to 20 years with renewal provisions from inception. The Company’s sales-type lease arrangements do not contain a guarantee of residual value at the end of the lease term. The customer is required to pay for executory costs such as insurance and taxes and is required to pay the Company for maintenance and an extended warranty generally after the first year of the lease until the end of the lease term. The customer is responsible for obtaining insurance coverage for the IMAX System commencing on the date specified in the arrangement’s shipping terms and ending on the date the IMAX System is returned to the Company.

The Company also provides IMAX Systems to customers through JRSAs. Under the traditional form of these arrangements, in exchange for providing the IMAX System under a long-term lease, the Company earns rent based on a percentage of contingent box office receipts and, in some cases, concession revenues, rather than a fixed upfront fee or annual minimum payments.

Under certain other JRSAs, known as hybrid arrangements, the customer is responsible for making fixed upfront payments prior to the delivery and installation of the IMAX System.

Under JRSAs, the customer has the ability and the right to operate the hardware components or direct others to operate them in a manner determined by the customer. The Company’s JRSAs are typically non-cancellable for 10 years or longer with renewal provisions. Title to the IMAX System under a joint revenue sharing arrangement generally does not transfer to the customer. The Company’s joint revenue sharing arrangements do not contain a guarantee of residual value at the end of the lease term. The customer is required to pay for executory costs such as insurance and taxes and is required to pay the Company for maintenance and an extended warranty throughout the term. The customer is responsible for obtaining insurance coverage for the IMAX System commencing on the date specified in the arrangement’s shipping terms and ending on the date the IMAX System is returned to the Company.

The following lease payments are expected to be received by the Company for its sales-type leases and joint revenue sharing arrangements in each of the next five years and thereafter following the December 31, 2024 balance sheet date:

(In thousands of U.S. Dollars)	Sales-Type Leases	Joint Revenue Sharing arrangements
2025	$2,935	$25
2026	3,122	—
2027	3,057	—
2028	2,914	—
2029	2,914	—
Thereafter	15,948	—
Total	$30,890	$25

(Refer to Note 4 for additional information related to the net investment in leases related to the Company’s sales-type lease arrangements.)

6. Variable Considerations from Contracts with Customers

The arrangement for the sale of an IMAX System includes indexed minimum payment increases over the term of the arrangement, as well as the potential for additional payments owed by an exhibitor customer if certain minimum box office receipt thresholds are exceeded. In addition, hybrid sales arrangements include amounts owed by an exhibitor customer based on a percentage of their box office receipts over the term of the arrangement. These contract provisions are considered to be variable consideration. An estimate of the present value of such variable consideration is recognized as revenue upon the transfer of control of the System Obligation to the customer, subject to constraints to ensure that there is not a risk of significant revenue reversal. This estimate is based on management’s box office projections for the individual IMAX System, which are developed using historical data for the location and, if necessary, comparable locations and territories. Estimates for future indexed minimum payment increases are based on historical index rates, in addition to any external factors which may influence this index in the future. (Refer to “Summary of Significant Accounting Policies — Revenue Recognition” in Note 2 for a more detailed discussion of the Company’s accounting policy related to variable consideration, including constraints on the recognition of variable consideration.)

The following table summarizes the activity related to variable consideration from contracts with customers for the years ended December 31, 2024, 2023, and 2022:

	Years Ended December 31,
(In thousands of U.S. Dollars)	2024	2023	2022
Beginning balance	$64,338	$44,024	$44,218
Variable consideration for newly recognized sales	25,485	28,580	7,109
Accretion to finance income	3,810	2,644	1,846
Transferred to receivables from variable consideration assets	(13,884)	(10,887)	(9,621)
Changes in variable consideration estimates	2,327	—	—
Changes in allowance for credit losses (see Note 4)	517	(23)	472
Ending balance	$82,593	$64,338	$44,024

7. Inventories

	As of December 31,
(In thousands of U.S. Dollars)	2024	2023
Raw materials	$29,162	$27,660
Work-in-process	1,611	2,570
Finished goods	2,067	1,354
	$32,840	$31,584

As of December 31, 2024, Inventories included finished goods of $1.8 million (December 31, 2023 — $0.6 million) for which title had passed to the customer, but the criteria for revenue recognition were not met as of the balance sheet date.

The following table summarizes the activity for the Company’s inventory valuation allowance account for the years ended December 31, 2024, 2023, and 2022:

	Years Ended December 31,
(In thousands of U.S. Dollars)	2024	2023	2022
Beginning balance	$5,416	$5,739	$4,897
Additions charged to expenses(1)	269	64	919
Other deductions(2)	(153)	(387)	(77)
Ending balance	$5,532	$5,416	$5,739
(1)Excludes an expense of $0.1 million charged directly to the Consolidated Statements of Operations during the year ended December 31, 2024 (2023 — expense of $0.5 million; 2022 — recovery of $0.2 million).
(2)Includes the write-off of amounts previously charged to valuation allowance.

8. Film Assets

	As of December 31,
(In thousands of U.S. Dollars)	2024	2023
Completed and released films	$2,952	$1,382
Films in production	4,136	4,341
Films in development	1,598	1,063
Total	$8,686	$6,786

In 2024, the Company recognized film asset amortization of $24.8 million (2023 — $20.3 million; 2022 — $16.9 million). The Company expects to amortize $6.5 million of the Film Assets balance within three years of December 31, 2024, including $3.5 million in 2025, $1.7 million in 2026, and $1.3 million in 2027. In certain film arrangements, the Company co-produces a film with a third party whereby the third party retains certain rights to the film. The amount of participation payments owed to third parties related to co-produced films as of December 31, 2024 was $5.2 million (December 31, 2023 — $3.8 million) and was recorded on the Consolidated Balance Sheets within Accrued and Other Liabilities.

In 2024, the Company recognized film asset write-downs of less than $0.1 million (2023 — $0.4 million; 2022 — $0.8 million).

9. Property, Plant and Equipment

	As of December 31, 2024
(In thousands of U.S. Dollars)	Cost	Accumulated Depreciation	Net Book Value
Equipment leased or held for use:
IMAX System components(1)(2)(3)	$331,412	$184,297	$147,115
Camera and connectivity equipment	9,400	6,280	3,120
Sub-total	340,812	190,577	150,235
Assets under construction(4)	15,110	—	15,110
Right-of-use assets(5)	12,421	1,380	11,041
Other property, plant and equipment:
Land	8,203	—	8,203
Buildings	81,258	36,029	45,229
Office and production equipment(6)	41,380	33,872	7,508
Leasehold improvements	6,858	4,051	2,807
Sub-total	137,699	73,952	63,747
Total	$506,042	$265,909	$240,133

	As of December 31, 2023
(In thousands of U.S. Dollars)	Cost	Accumulated Depreciation	Net Book Value
Equipment leased or held for use:
IMAX System components(1)(2)(3)	$334,323	$192,069	$142,254
Camera and connectivity equipment	9,077	5,053	4,024
Sub-total	343,400	197,122	146,278
Assets under construction(4)	20,125	—	20,125
Right-of-use assets(5)	13,545	1,526	12,019
Other property, plant and equipment:			—
Land	8,203	—	8,203
Buildings	81,374	33,748	47,626
Office and production equipment(6)	38,223	31,891	6,332
Leasehold improvements	7,926	5,210	2,716
Sub-total	135,726	70,849	64,877
Total	$512,796	$269,497	$243,299
(1)Included in system components are assets with costs of $1.4 million (2023 — $1.4 million) and accumulated depreciation of $1.4 million (2023 — $1.2 million) that are leased to customers under operating leases.
(2)Included in system components are assets with costs of $313.9 million (2023 — $317.8 million) and accumulated depreciation of $171.4 million (2023 — $181.2 million) that are used in JRSAs.
(3)In 2024, the Company recorded charges of $3.4 million (2023 — $0.8 million; 2022 — $1.0 million) in Costs and Expenses Applicable to Technology Rentals mostly related to the write-down of systems under JRSAs resulting from contract amendments.
(4)Included in assets under construction are components with costs of $6.9 million (2023 — $16.4 million) that will be utilized to construct assets to be used in JRSAs.
(5)The right-of-use assets primarily include operating leases for office and warehouse space.
(6)Fully depreciated office and production equipment is still in use by the Company. In 2024, the Company identified and wrote off $0.7 million (2023 — $2.4 million) of office and production equipment that was fully depreciated and no longer in use.

10. Other Assets

	As of December 31,
(In thousands of U.S. Dollars)	2024	2023
Lease incentives provided to exhibitor customers, net of accumulated amortization	$20,230	$17,417
Commissions and other deferred selling expenses	1,086	1,241
Other investments	1,000	1,000
Foreign currency derivatives	—	846
Other	125	375
	$22,441	$20,879

11. Income Taxes

Income (loss) Before Taxes by Jurisdiction

Income (loss) before taxes by tax jurisdiction for the years ended December 31, 2024, 2023, and 2022 consisted of the following:

	Years Ended December 31,
(In thousands of U.S. Dollars)	2024	2023	2022
Canada	$(14,240)	$(13,366)	$(55,623)
United States	5,025	5,195	4,281
China	29,660	34,433	11,466
Ireland	15,951	19,371	24,070
Other	1,302	484	6,037
Total	$37,698	$46,117	$(9,769)

Income Tax Expense

Income tax expense for the years ended December 31, 2024, 2023, and 2022 consisted of the following:

	Years Ended December 31,
(In thousands of U.S. Dollars)	2024	2023	2022
Income tax expense – current:
Canada	$(1,352)	$(3,102)	$(1,149)
United States	(1,376)	(1,638)	(274)
China	(5,109)	(3,634)	(4,437)
Ireland	(1,933)	(3,481)	(2,802)
Other	(857)	(2,643)	(3,519)
Sub-total	(10,627)	(14,498)	(12,181)
Income tax (expense) benefit – deferred:
Canada(1)	(3,392)	2,456	943
United States	308	1,537	(131)
China(2)	3,290	(433)	2,763
Ireland	5,406	(2,040)	(1,562)
Other	19	(73)	60
Sub-total	5,631	1,447	2,073
Total(3)	$(4,996)	$(13,051)	$(10,108)
(1)A valuation allowance is recorded in jurisdictions where management has determined, based on the weight of all available evidence, both positive and negative, that a valuation allowance for deferred tax assets is required. For the year ended December 31, 2024, the Company recorded a $3.5 million net increase (2023 — net decrease of $0.7 million) in the valuation allowance against its deferred tax assets in Canada. The $3.5 million net increase in the valuation allowance recorded in 2024 is reflected within Income Tax Expense in the Company’s Consolidated Statements of Operations.
(2)The Company’s deferred tax liability of $12.5 million as of December 31, 2024 (2023 — $12.5 million) relates to the estimated applicable foreign withholding taxes associated with historical earnings that were not indefinitely reinvested which will become payable upon the repatriation of any such earnings. During the year ended December 31, 2024, $nil (2023 — $24.0 million) of historical earnings from a subsidiary in China were distributed and as a result, $nil (2023 — $2.4 million) of foreign withholding taxes were paid to the relevant tax authorities.
(3)For the year ended December 31, 2024, Income Tax Expense excludes a tax benefit of $0.9 million included in Other Comprehensive Income (Loss) (2023 — expense of $0.2 million; 2022 — expense of $0.8 million).

Reconciliation of Income Tax Expense to Statutory Rates

For the years ended December 31, 2024, 2023, and 2022, the Company’s effective tax rate and income tax expense differs from the combined Canadian federal and provincial statutory income tax rates due to the following factors:

	Years Ended December 31,
	2024		2023		2022
(In thousands of U.S. Dollars, except rates)	Amount	Rate	Amount	Rate	Amount	Rate
Income tax (expense) benefit at combined statutory rates(1)	$(9,990)	26.5%	$(12,221)	26.5%	$2,596	26.5%
Adjustments resulting from:
(Increase) decrease in valuation allowance	(3,481)	9.2%	732	(1.6%)	(16,848)	(172.5%)
Changes to tax reserves	1,374	(3.6%)	387	(0.8%)	1,643	16.8%
U.S. federal and state taxes	(362)	1.0%	(250)	0.5%	(86)	(0.9%)
Withholding taxes	(3,938)	10.5%	(5,206)	11.3%	(3,825)	(39.2%)
Income tax at different rates in foreign and other provincial jurisdictions	2,324	(6.2%)	3,144	(6.8%)	3,872	39.6%
Investment and other tax credits	1,169	(3.1%)	379	(0.8%)	752	7.7%
Changes to deferred tax assets and liabilities resulting from tax return and other adjustments	3,604	(9.6%)	(273)	0.6%	2,278	23.3%
Internal asset sale	4,037	(10.7%)	—	—%	—	—%
Other items included in tax benefit (expense)	267	(0.7%)	257	(0.6%)	(490)	(4.9%)
Income tax expense	$(4,996)	13.3%	$(13,051)	28.3%	$(10,108)	(103.6%)
(1)The Company’s Canadian corporate tax rate of 26.5% is comprised of the basic Part I federal tax rate of 38%, netting to 15% after the federal tax abatement and general tax reduction, plus the additional Ontario provincial tax rate of 11.5%.

During the year, the Company completed an internal asset sale to more closely align intellectual property rights with its operations. The tax expense on the capital gains was offset by deferred tax benefits resulting in a net tax benefit of $4.0 million. The valuation allowance also includes a $2.3 million net tax benefit related to the internal asset sale, resulting in a total net tax benefit of $6.3 million recognized in Income Tax Expense of the Consolidated Statements of Operations.

Deferred Tax Assets and Deferred Tax Liability

As of December 31, 2024 and 2023, the Company’s deferred tax assets and deferred tax liability consisted of the following:

	As of December 31,
(In thousands of U.S. Dollars)	2024	2023
Net operating loss carryforwards	$17,523	$29,490
Investment tax credit and other tax credit carryforwards	6,418	5,348
Write-downs of other assets	1,632	1,223
Excess of tax accounting basis in various assets	35,948	15,379
Accrued pension liability	5,823	5,583
Accrued share-based compensation	9,028	8,460
Income recognition on net investment in leases	(4,119)	(4,691)
Other accrued reserves	7,859	9,328
Total deferred income tax assets	80,112	70,120
Valuation allowance	(65,613)	(62,132)
Deferred income tax asset net of valuation allowance	14,499	7,988
Deferred tax liability	(12,521)	(12,521)
Net deferred tax asset (liability)	$1,978	$(4,533)

As of December 31, 2024, net deferred tax assets included a liability of $0.4 million (December 31, 2023 — liability of $1.3 million) associated with amounts recognized within Accumulated Other Comprehensive Income (Loss), including unrealized actuarial gains and losses related to the Company’s pension and other postretirement benefit plans and unrealized net gains and losses on cash flow hedging instruments.

Net Operating Loss Carryforwards

Estimated Canadian net operating loss carryforwards of $84.0 million can be used to reduce taxable income through 2044 and $12.6 million of Ireland net operating losses can be carried forward indefinitely. Investment tax credits and other tax credits of $6.4 million can be carried forward to reduce income taxes payable through to 2044.

Indefinitely Reinvested Assertion

Income taxes are accrued for the earnings of non-Canadian affiliates and associated companies unless management determines that such earnings will be indefinitely reinvested outside of Canada.

In 2020, management completed a reassessment of its strategy with respect to the most efficient means of deploying the Company’s capital resources globally. Based on the results of this reassessment, management concluded that the historical earnings of certain foreign subsidiaries in excess of amounts required to sustain business operations would no longer be indefinitely reinvested. During the year ended December 31, 2024, $nil (2023 — $24.0 million) of historical earnings from a subsidiary in China were distributed and, as a result, $nil (2023 — $2.4 million) of foreign withholding taxes were paid to the relevant tax authorities. The Company had a deferred tax liability of $12.5 million as of December 31, 2024 (2023 — $12.5 million) related to the estimated applicable foreign withholding taxes associated with these historical earnings.

Valuation Allowance

As of December 31, 2024, the Company’s Consolidated Balance Sheets include net deferred income tax assets of $14.5 million, net of a valuation allowance of $65.6 million (December 31, 2023 — $8.0 million, net of a valuation allowance of $62.1 million). For the year ended December 31, 2024, the Company recorded a net increase in valuation allowance of $3.5 million (2023 — net decrease of $0.7 million). The net increase includes an increase of $3.2 million in reporting entities where it was concluded that it is more likely than not that the benefit from deferred tax assets will not be realized, $1.2 million related to deferred assets on investment tax credits and $1.4 million related to tax return and other tax adjustments. This was partially offset by a decrease of $2.3 million related to an internal asset sale completed by the Company during the year. The net increase in the valuation allowance is reflected within Income Tax Expense in the Company’s Consolidated Statements of Operations. The valuation allowance is expected to reverse at the point in time when management determines it is more likely than not that the Company will incur sufficient tax liabilities to allow it to utilize the deferred tax assets against which the valuation allowance is recorded.

Uncertain Tax Positions

As of December 31, 2024, the Company had total tax reserves (including interest and penalties) of $10.6 million (2023 — $12.0 million) for various uncertain tax positions. While the Company believes it has adequately provided for all tax positions, amounts asserted by taxing authorities could differ from the Company’s accrued liability. Accordingly, additional provisions on federal, provincial, state and foreign tax-related matters may be required in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.

For the year ended December 31, 2024, the Company recorded a net decrease of $1.6 million (2023 — $0.8 million, 2022 —$2.2 million) related to tax reserves (excluding interest and penalties) primarily related to tax years becoming statute barred for purposes of future tax examinations by local tax jurisdictions, partially offset by additional tax positions related to prior years.

The Company has elected to classify interest and penalties related to income tax liabilities, when applicable, as part of the Income Tax Expense in its Consolidated Statements of Operations rather than Interest Expense. The Company recorded a net increase of $0.1 million in potential interest and penalties associated with its provision for uncertain tax positions for the years ended December 31, 2024 (2023 — $0.6 million; 2022 — $0.6 million).

The following table presents a reconciliation of the beginning and ending amount of tax reserves (excluding interest and penalties) for the years ended December 31, 2024, 2023, and 2022:

	Years Ended December 31,
(In thousands of U.S. Dollars)	2024	2023	2022
Balance at beginning of the year	$8,954	$9,733	$11,939
Additions based on tax positions related to the current year	—	—	11
Additions (reductions) for tax positions of prior years	109	1,552	(94)
Reductions resulting from lapse of applicable statute of limitations and administrative practices	(1,714)	(2,331)	(2,123)
Balance at the end of the year	$7,349	$8,954	$9,733

The number of years with open tax audits varies depending on the tax jurisdiction. The Company’s material taxing jurisdictions include Canada, the United States, Ireland, and China. The Company’s 2021 through 2024 tax years remain subject to examination by the IRS for United States federal tax purposes, and the 2017 through 2024 tax years remain subject to examination by the appropriate governmental agencies for Canadian federal tax purposes. There are other ongoing audits in various other jurisdictions that are not material to the Consolidated Financial Statements.

The Company is subject to audit by tax authorities in the various jurisdictions in which it operates in the ordinary course of its business and believes that it has adequately reserved for the expected exposures in its accounts. During the fourth quarter of 2022, the Company received a Notice of Reassessment (the “Reassessment”) in the amount of $13.2 million (inclusive of interest). A revised Reassessment was issued by the Canada Revenue Agency in June 2024 to reduce the amount previously reassessed to $3.0 million (inclusive of interest). The Company has filed a Notice of Objection with respect to this Reassessment and believes that the matter will be resolved on a basis that is consistent with its filing position.

Share Buyback Tax

Legislation to introduce a 2% tax on the value of certain share buybacks net of share issuances by publicly traded Canadian-resident corporations was enacted during the second quarter of 2024. The tax applies to net share repurchases on or after January 1, 2024, with certain exceptions. The tax is imposed on the repurchasing corporation itself and will be included in the cost basis of the repurchased treasury stock. During the year ended December 31, 2024, the Company has recorded $nil share buyback tax as share buybacks were offset by share issuances in the year.

Pillar Two Legislation

On October 8, 2021, the Organization for Economic Co-Operation and Development (“OECD”) announced the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting which agreed to a two-pillar solution to address tax challenges arising from digitalization of the economy. On December 20, 2021, the OECD released Pillar Two Model Rules (“Pillar Two”) defining the global minimum tax rules, which contemplate a 15% minimum tax rate. The OECD continues to release additional guidance, including administrative guidance on how the Pillar Two rules should be interpreted and applied, and many countries are passing legislation to comply with Pillar Two. Canada enacted its Pillar Two rules on June 20, 2024. The Company is under the revenue threshold where Pillar Two would apply and is not currently subject to tax under these rules.

Income Tax Effect on Other Comprehensive Income (Loss)

For the years ended December 31, 2024, 2023, and 2022, income tax benefit (expense) related to the components of Other Comprehensive Income (Loss) was as follows:

	Years Ended December 31,
(In thousands of U.S. Dollars)	2024	2023	2022
Unrealized defined benefit plan actuarial loss (gain)	$7	$20	$(198)
Unrealized postretirement benefit plans actuarial loss (gain)	6	9	(762)
Amortization of defined benefit and postretirement benefit plans	204	175	—
Amortization of prior service cost	—	—	(48)
Unrealized change in cash flow hedging instruments	892	(151)	346
Realized change in cash flow hedging instruments	(160)	(234)	(156)
Total	$949	$(181)	$(818)

12. Goodwill and Other Intangible Assets

Goodwill

As of December 31, 2024, the Company’s total Goodwill was $52.8 million, of which $13.8 million relates to the SSIMWAVE reporting unit (December 31, 2023 — $13.8 million), and $39.0 million relates to the Technology Products and Services reporting unit (December 31, 2023 — $39.0 million).

Accordingly, the Company performed the quantitative assessment of goodwill impairment for the SSIMWAVE reporting unit. Based on the quantitative assessment, the Company concluded that there is no impairment in the year ended December 31, 2024 and the fair value of the SSIMWAVE reporting unit exceeded its carrying value.

The Company’s significant assumptions, including revenue growth rates, discount rate and other factors may change in the future based on the changing economic and competitive environment in which it operates. Assuming that all other components of the Company’s fair value estimate remain unchanged, an increase of 100 basis points in discount rate decreases the goodwill headroom by $9.4 million, and a decrease of 10% in the revenue growth rate decreases the goodwill headroom by $24.4 million, without triggering impairment charges of goodwill.

For the Technology Products and Services reporting unit, the Company performed a qualitative impairment test as of the annual assessment date, September 30, 2024, to evaluate whether it is more likely than not that the fair value of its reporting units was less than their respective carrying amounts. Based on such assessment, the Company concluded, that it is more likely than not that the fair value of any such reporting unit is more than its carrying value.

Other Intangible Assets

	As of December 31, 2024
(In thousands of U.S. Dollars)	Cost	Accumulated Amortization	Net Book Value
Licenses and intellectual property	$26,168	$18,167	$8,001
Internal use software	39,769	27,171	12,598
Developed technology	6,092	2,329	3,763
In process research and development	3,810	—	3,810
Patents and trademarks	12,851	10,070	2,781
Customer relationships	1,340	452	888
Marketing-related intangibles	5,031	1,818	3,213
Other	160	90	70
Total	$95,221	$60,097	$35,124

	As of December 31, 2023
(In thousands of U.S. Dollars)	Cost	Accumulated Amortization	Net Book Value
Licenses and intellectual property	$26,168	$16,657	$9,511
Internal use software	36,647	27,342	9,305
Developed technology	6,282	1,329	4,953
In process research and development	3,810	—	3,810
Patents and trademarks	12,389	9,530	2,859
Customer relationships	1,340	251	1,089
Marketing-related intangibles	4,338	952	3,386
Other	160	51	109
Total	$91,134	$56,112	$35,022

During 2024, the Company capitalized $8.4 million related to the development of internal use software, marketing-related intangibles, as well as additions in patents and trademarks and other intangible assets (2023 — $8.2 million). The weighted average amortization period for these additions is 4.9 years (2023 — 4.3 years). The net book value of the other intangible assets capitalized in 2024 was $7.0 million as of December 31, 2024 (2023 — $8.1 million).

During 2024, the Company incurred costs of $0.5 million to renew or extend the term of acquired patents and trademarks which were recorded in Selling, General and Administrative expenses (2023 — $0.4 million; 2022 — $0.4 million).

Fully amortized other intangible assets are still in use by the Company. In 2024, the Company identified and wrote off $3.9 million (2023 — $1.0 million; 2022—$0.1 million) of fully amortized patents and trademarks that are no longer in use.

The estimated amortization expense for each of the next five years following the December 31, 2024 balance sheet date was as follows:

(In thousands of U.S. Dollars)	Amount
2025	$9,565
2026	8,644
2027	6,436
2028	4,369
2029	3,061

13. Borrowings

Revolving Credit Facility Borrowings, Net

As of December 31, 2024 and 2023, Revolving Credit Facility Borrowings, Net included the following:

	December 31,	December 31,
(In thousands of U.S. Dollars)	2024	2023
Wells Fargo Credit Facility borrowings	$37,000	$24,000
Unamortized debt issuance costs	(644)	(1,076)
Revolving Credit Facility Borrowings, net	$36,356	$22,924

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

The Credit Facility requires that the Company maintain a maximum Senior Secured Net Leverage Ratio (as defined in the Credit Agreement) of no greater than 3.25:1.00, on the last day of each fiscal quarter. The Senior Secured Net Leverage Ratio is the ratio of Total Debt (as defined in the Credit Agreement), secured by liens, net of unrestricted cash and cash equivalents held outside of the PRC up to a maximum of $75.0 million, relative to Adjusted EBITDA per Credit Facility for the four prior quarters. The Senior Secured Net Leverage Ratio is calculated using Adjusted EBITDA per Credit Facility determined on a trailing twelve-month basis. The Company was in compliance with this requirement as of December 31, 2024 as the Senior Secured Net Leverage Ratio was 0.00:1.00.

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

As of December 31, 2024, borrowings under the Credit Facility were $37.0 million (December 31, 2023 — $24.0 million) and bore interest at Term SOFR, plus a margin up to 1.75% per annum (December 31, 2023 — 1.75%) based on the Company’s total leverage ratio. The effective interest rate for the year ended December 31, 2024 was 6.96% (2023 — 6.83%).

The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit indebtedness, liens, asset sales, investments and restricted payments, in each case subject to negotiated exceptions and baskets. The Credit Agreement also contains customary representations, warranties and event of default provisions.

The Company incurred fees of approximately $2.5 million in connection with the March 2022 amendment of the Credit Agreement, which are being amortized on a straight-line basis over the term of the Credit Agreement. As of December 31, 2024, the Company had $0.6 million of unamortized fees (December 31, 2023 — $1.1 million) that will be amortized over the remaining term of the Credit Facility.

As of December 31, 2024 and 2023, the Company had no letters of credit or advance payment guarantees outstanding under the Credit Facility.

As of December 31, 2024, the amount available for future borrowings under the Credit Facility was $263.0 million (2023 — $276.0 million).

Foreign Exchange Facility

Within the Credit Facility, the Company is able to purchase foreign currency forward contracts and/or other swap arrangements. As of December 31, 2024, the net unrealized loss on the Company’s outstanding foreign currency forward contracts was $2.0 million, representing the amount by which the fair value of these forward contracts exceeded their nominal value (2023 — net unrealized gain of $0.8 million; 2022 — net unrealized loss of $0.6 million). As of December 31, 2024, the notional value of the Company’s outstanding foreign currency forward contracts was $48.4 million (December 31, 2023 — $40.6 million).

Bank of China Facility

In June 2022, IMAX (Shanghai) Multimedia Technology Co., Ltd. (“IMAX Shanghai”), one of the Company’s majority-owned subsidiaries in China, renewed its unsecured revolving facility with Bank of China for up to 200.0 million Chinese Renminbi (“RMB”) ($27.8 million), including RMB 10.0 million ($1.4 million) for letters of guarantee, to fund ongoing working capital requirements (the “Bank of China Facility”). The Bank of China Facility will expire on March 20, 2025.

As of December 31, 2024, no borrowings were outstanding under the Bank of China Facility and outstanding letters of guarantee were RMB 0.2 million (less than $0.1 million).

As of December 31, 2024, the amount available for future borrowings under the Bank of China Facility was RMB 190.0 million ($26.4 million) and the amount available for letters of guarantee was RMB 9.8 million ($1.4 million). The amount available for future borrowings under the Bank of China Facility is not subject to a standby fee. The effective interest rate for the year ended December 31, 2024 was 0% (2023 — 3.85%). There were no amounts drawn under the Bank of China Facility during the year ended December 31, 2024.

HSBC China Facility

In June 2022, IMAX Shanghai entered into an unsecured revolving facility for up to RMB 200.0 million ($27.8 million) with HSBC Bank (China) Company Limited, Shanghai Branch to fund ongoing working capital requirements (the “HSBC China Facility”). As of December 31, 2024 and 2023, no borrowings were outstanding under the HSBC China facility. As of December 31, 2024, the amount available for future borrowings under the HSBC China Facility was RMB 200.0 million ($27.8 million). The effective interest rate for the year ended December 31, 2024 was 0% (2023 — 3.88%). There were no amounts drawn under the HSBC China Facility during the year ended December 31, 2024.

NBC Facility

In October 2019, the Company entered into a $5.0 million facility with National Bank of Canada (the “NBC Facility”) fully insured by Export Development Canada for use solely in conjunction with the issuance of performance guarantees and letters of credit. In August of 2024, the NBC Facility was renewed to September 20, 2025. The NBC Facility is renewable on the same terms and conditions on an annual basis. The Company did not have any letters of credit or advance payment guarantees outstanding as of December 31, 2024 and 2023 under the NBC Facility.

Convertible Notes and Other Borrowings, Net

As of December 31, 2024 and December 31, 2023, Convertible Notes and Other Borrowings, Net included the following:

	December 31,	December 31,
(In thousands of U.S. Dollars)	2024	2023
Convertible Notes	$230,000	$230,000
Unamortized discounts and debt issuance costs	(1,864)	(3,367)
Convertible Notes, net	228,136	226,633

Federal Economic Development Loan	2,056	3,200
Unaccreted interest benefit	(291)	(702)
Federal Economic Development Loan, net	1,765	2,498

Convertible Notes and Other Borrowings, net	$229,901	$229,131

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

The Capped Call Transactions meet all of the applicable criteria for equity classification in accordance with ASC 815-10-15-74(a), “Derivatives and Hedging — Embedded Derivatives — Certain Contracts Involving an Entity’s Own Equity,” and, as a result, the related $19.1 million cost was recorded as a reduction to Other Equity within Shareholders’ Equity in the Company’s Consolidated Statements of Shareholders’ Equity and on the Consolidated Balance Sheets.

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

The Company continues to record the Convertible Notes entirely as a liability on the Consolidated Balance Sheets, net of initial purchasers’ discounts and commissions and other debt issuance costs, with interest expense reflecting the cash coupon plus the amortization of the discounts and capitalized costs. Additionally, under the “if-converted” method, because the principal amount of the Convertible Notes is settled in cash and the conversion spread is settleable in the Company’s common shares, diluted earnings per share is calculated by including the net number of incremental shares that would be issued upon conversion of the Convertible Notes, using the average market price during the period. Accordingly, the application of the “if-converted” method may reduce the Company’s reported diluted earnings per share.

Federal Economic Development Loan

The Company’s wholly-owned subsidiary, SSIMWAVE Inc., entered into a contribution agreement with the Federal Economic Development Agency for Southern Ontario (the “Federal Economic Development Loan”) on May 29, 2019, under which SSIMWAVE Inc. received $4.2 million Canadian Dollars ($3.2 million) by way of repayable contributions toward certain eligible projects costs. The contributions under the agreement covered 35% of the eligible and supported costs of SSIMWAVE Inc. between January 10, 2019 and December 31, 2022. The contributions were repayable over 60 months, with repayments beginning in January 2024 and an annual interest rate of 0%.

On January 1, 2024, SSIMWAVE Inc. was amalgamated into the Company. On January 4, 2024, the Federal Economic Development Loan was assigned to the Company with an amendment to the repayment term. The contributions under the assigned agreement are repayable over 36 months beginning January 2024, with an annual interest rate of 0%.

The benefit of the interest-free loan has been determined by calculating the present value of the payments using a market-based interest rate and comparing this to the proceeds received. The benefit is recorded as the interest-free benefit of government funding within Interest Income in the Company’s Consolidated Statements of Operations. The obligation is being accreted to its maturity amount, resulting in an interest accretion expense of $0.3 million in 2024 (2023 — $0.5 million; 2022 — less than $0.1 million) which is being recorded within Interest Expense in the Company’ Consolidated Statements of Operations.

As of December 31, 2024, the Federal Economic Development Loan had a carrying value of $1.8 million, net of unaccreted interest benefit and was recorded within Convertible Notes and Other Borrowings, Net on the Company’s Consolidated Balance Sheets.

14. Commitments

In the ordinary course of its business, the Company enters into contractual agreements with third parties that include non-cancelable payment obligations, for which it is liable in future periods. These arrangements can include terms binding the Company to minimum payments and/or penalties if it terminates the agreement for any reason other than an event of default as described by the agreement. The following table presents a summary of the Company’s contractual obligations and commitments as of December 31, 2024:

	Payments Due by Years
(In thousands of U.S. Dollars)	Total Obligation	Less Than One Year	1 to 3 years	3 to 5 years	Thereafter
Purchase obligations(1)	$26,603	$24,136	$2,258	$39	$170
Pension obligations(2)	20,298	—	20,298	—	—
Operating lease obligations(3)	13,582	2,872	8,205	2,227	278
Finance lease obligations	—	—	—	—	—
Wells Fargo Facility	37,000	37,000	—	—	—
Federal Economic Development Loan(4)	2,056	1,026	1,030	—	—
Convertible Notes(5)	231,725	1,150	230,575	—	—
Postretirement benefits obligations	1,809	90	209	212	1,298
Total	$333,073	$66,274	$262,575	$2,478	$1,746
(1)Represents total payments to be made under binding commitments with suppliers and outstanding payments to be made for supplies ordered, but yet to be invoiced.
(2)The Company has an unfunded defined benefit pension plan covering its Chief Executive Officer. (Refer to Note 22.)
(3)Represents total minimum annual rental payments due under the Company’s operating leases. (Refer to Note 5.)
(4)The Federal Economic Development Loan is repayable over 36 months, with repayments commencing January 2024. (Refer to “Borrowings — Convertible Notes and Other Borrowings, Net” in Note 13.)
(5)The Convertible Notes bear interest at a rate of 0.500% per annum on the principal of $230.0 million, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2021. The Convertible Notes will mature on April 1, 2026, unless earlier repurchased, redeemed or converted. (Refer to “Borrowings — Convertible Notes and Other Borrowings, Net” in Note 13.)

The Company compensates its sales force with both fixed and variable compensation. Commissions on the sale or lease of IMAX Systems are payable in graduated amounts from the time of collection of the customer’s first payment to the Company up to the collection of the customer’s last initial payment. As of December 31, 2024, $2.9 million (December 31, 2023 — $2.7 million) of commissions had been accrued and would be payable in future periods.

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

(i) In January 2004, the Company and IMAX Theatre Services Ltd., a subsidiary of the Company, commenced an arbitration seeking damages before the International Court of Arbitration of the International Chamber of Commerce (the “ICC”) with respect to the breach by Electronic Media Limited (“EML”) of its December 2000 agreement with the Company. In June 2004, the Company commenced a related arbitration before the ICC against EML’s affiliate, E-City Entertainment (I) PVT Limited (“E-City”). On March 27, 2008, the arbitration panel issued a final award in favor of the Company in the amount of $11.3 million, as well as an additional $2,512 each day in interest from October 1, 2007 until the date the award is paid. In July 2008, E-City commenced a proceeding in Mumbai, India seeking to prevent recognition of the ICC award in India. On March 10, 2017, the Supreme Court of India dismissed E-City’s petition. On March 29, 2017, the Company filed an Execution Application in the Bombay High Court seeking to enforce the ICC award against E-City and several related parties. On October 24, 2024, the Bombay High Court announced the dismissal of the Company’s application, and the Court issued a written order of dismissal on November 14, 2024. On December 13, 2024, the Company filed an appeal of this order, and the Company fully intends to continue pursuing its rights and seeking to enforce the arbitration award. The Company has also taken steps to enforce the ICC final award outside of India. In December 2011, the Ontario

Superior Court of Justice issued an order recognizing the final award and requiring E-City to pay the Company $30,000 to cover the costs of the application, and in May 2012, the New York Supreme Court recognized the Canadian judgment and entered it as a New York judgment. No amounts have been recognized in connection with this matter.

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

Financial Guarantees

Certain subsidiaries of the Company have provided significant financial guarantees to third parties under the Credit Agreement (Refer to Note 13).

Product Warranties

The Company’s accrual for product warranties, which is recorded within Accrued and Other Liabilities on the Consolidated Balance Sheets, was $0.1 million and less than $0.1 million as of December 31, 2024 and 2023, respectively.

Director/Officer Indemnifications

The Company’s by-laws contain an indemnification of its directors/officers, former directors/officers, and persons who have acted at its request to be a director/officer of an entity in which the Company is a shareholder or creditor, to indemnify them, to the extent permitted by the Canada Business Corporations Act, against expenses (including legal fees), judgments, fines and any amounts actually and reasonably incurred by them in connection with any action, suit or proceeding in which the directors and/or officers are sued as a result of their service, if they acted honestly and in good faith with a view to the best interests of the Company. In addition, the Company has entered into indemnification agreements with each of its directors in order to effectuate the foregoing. The nature of the indemnification prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to counterparties. The Company has purchased directors’ and officers’ liability insurance. No amount had been accrued on the Company’s Consolidated Balance Sheets as of December 31, 2024 and December 31, 2023 with respect to this indemnity.

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

Settlements of Share-Based Compensation

During the years ended December 31, 2024, 2023, and 2022, the Company settled the exercise of stock options and the vesting of PSUs and RSUs with its common shares. These settlements were either through newly issued common shares from treasury or through the purchase of common shares in the open market by the IMAX LTIP trustee. The following table summarizes the settlement of stock option, PSU and RSU transactions:

	Years Ended December 31,
	2024	2023	2022
Stock Options
Issued from treasury	248,763	—	—
Total stock options exercised	248,763	—	—
PSUs
Issued from treasury	190,914	233,306	—
Shares withheld for tax withholdings	125,312	135,296	—
Total PSUs vested	316,226	368,602	—
RSUs
Issued from treasury	521,010	514,383	596,277
Shares withheld for tax withholdings	182,409	232,749	203,956
Total RSUs vested	703,419	747,132	800,233

Share-Based Compensation

The Company issues share-based compensation to eligible employees, directors, and consultants under the IMAX LTIP and the China LTIP, as summarized below. On June 3, 2020, the Company’s shareholders approved the IMAX LTIP at its Annual and Special Meeting.

Awards under the IMAX LTIP may consist of stock options, RSUs, PSUs, and other awards. As of December 31, 2024, the Company only issued RSUs and PSUs under the IMAX LTIP.

For the year ended December 31, 2024, share-based compensation expense totaled $22.8 million (2023 — $23.6 million; 2022 — $27.0 million) and is reflected in the following accounts in the Consolidated Statements of Operations:

	Years Ended December 31,
(In thousands of U.S. Dollars)	2024	2023	2022
Costs and expenses applicable to revenues	$1,173	$850	$1,156
Selling, general and administrative expenses	20,897	22,534	25,438
Research and development	751	434	419
Restructuring and other charges	—	(267)	—
Total	$22,821	$23,551	$27,013

As of December 31, 2024, the Company had reserved a total of 5,032,849 (December 31, 2023 — 5,538,873) common shares for future issuance under the IMAX LTIP. Of this amount, 2,469,238 common shares are reserved for the future exercise of stock options (December 31, 2023 — 3,329,422), 1,097,634 common shares are reserved for the future vesting of PSUs (December 31, 2023 — 922,621), and 1,465,977 common shares are reserved for the future vesting of RSUs (December 31, 2023 — 1,286,830). As of December 31, 2024, 2,469,238 stock options in respect of common shares (December 31, 2023 — 3,329,422) were vested and exercisable.

IMAX LTIP and SOP Stock Options

The Company’s policy is to issue new common shares from treasury or shares purchased in the open market to satisfy stock options which are exercised. Prior to 2020, the Company issued stock options under the Company’s Stock Option Plan (the “SOP”) as share-

based compensation. The Company no longer grants stock option awards as share-based compensation under the IMAX LTIP and SOP.

All stock options issued under the SOP have vested and expire 10 years or less from the date of the grant. The SOP and IMAX LTIP provide for double-trigger accelerated vesting in the event of a change in control, as defined in each plan.

The Company recorded the following expenses related to stock options issued to employees and directors under the SOP:

	Years Ended December 31,
(In thousands of U.S. Dollars)	2024	2023	2022
Stock option expense	$—	$84	$572

For the year ended December 31, 2024, the Company’s Consolidated Statements of Operations included an income tax benefit of $nil related to stock option expense (2023 — $nil; 2022 — $0.1 million).

As of December 31, 2024, 2023, and 2022, unrecognized share-based compensation expense related to non-vested employee stock options was as follows:

	Years Ended December 31,
(In thousands of U.S. Dollars)	2024	2023	2022
Expense related to non-vested employee stock options	$—	$—	$86

As of 2024, 2023, and 2022, unrecognized share-based compensation expense related to non-vested employee stock options was expected to be recognized over the following weighted-average periods:

	As of December 31,
	2024	2023	2022
Weighted average period (in years)	0.0	0.0	0.2

During the years ended December 31, 2024, 2023, and 2022, the Company did not grant any stock options.

The following table summarizes the stock option activity under the SOP and IMAX LTIP for the years ended December 31, 2024, 2023, and 2022:

	Number of Shares			Weighted Average Exercise Price Per Share
	2024	2023	2022	2024	2023	2022
Stock options outstanding, beginning of year	3,329,422	3,604,739	3,736,157	$26.23	$26.36	$26.61
Granted	—	—	—	—	—	—
Exercised	(248,763)	—	—	21.27	—	—
Forfeited	—	—	(796)	—	—	22.49
Expired	(607,114)	(275,317)	(126,569)	28.15	27.95	33.61
Cancelled	(4,307)	—	(4,053)	22.70	—	27.92
Stock options outstanding, end of year	2,469,238	3,329,422	3,604,739	26.27	26.23	26.36
Stock options exercisable, end of year	2,469,238	3,329,422	3,523,335	26.27	26.23	26.45

As of December 31, 2024, 2,469,238 options outstanding included fully vested options with a weighted average exercise price of $26.27, an aggregate intrinsic value of $5.3 million and a weighted average remaining contractual life of 2.0 years. The intrinsic value of options exercised in 2024 was $0.9 million (2023 —$nil; 2022 — $nil).

IMAX LTIP Restricted Share Units

RSUs have been granted to employees and directors under the IMAX LTIP. Each RSU represents a contingent right to receive a common share and is the economic equivalent of one common share. The grant date fair value of each RSU is equal to the share price of the Company’s stock at the grant date or the average closing price of the Company’s common share for five days prior to the date of grant. For the years ended December 31, 2024, 2023, and 2022, the Company recorded the following expenses related to RSUs issued to employees and directors in the IMAX LTIP:

	Years Ended December 31,
(In thousands of U.S. Dollars)	2024	2023	2022
RSU expenses	$12,924	$12,612	$15,498

The Company’s actual tax benefits realized for the tax deductions related to the vesting of RSUs was $0.7 million for the year ended December 31, 2024 (2023 — $0.8 million; 2022 — $0.9 million).

The Company’s accrued liability for granted RSUs was $2.6 million as of December 31, 2024 (December 31, 2023 — $2.7 million).

Total share-based compensation expense related to non-vested RSUs not yet recognized and the weighted average period over which the awards are expected to be recognized are as follows:

	Years Ended December 31,
(In thousands of U.S. Dollars)	2024	2023	2022
Expense related to non-vested RSUs not yet recognized	$14,750	$16,256	$17,457

Weighted average period awards are expected to be recognized (in years)	1.7	1.7	1.5

The following table summarizes the activity in respect of RSUs issued under the IMAX LTIP for the years ended December 31, 2024, 2023, and 2022:

	Number of Awards			Weighted Average Grant Date Fair Value Per Share
	2024	2023	2022	2024	2023	2022
RSUs outstanding, beginning of year	1,286,830	1,252,044	1,457,883	$18.53	$19.16	$19.16
Granted	950,342	900,199	708,313	16.46	17.82	19.31
Vested and settled	(703,419)	(747,132)	(800,231)	18.63	18.65	19.10
Forfeited	(67,776)	(118,281)	(113,921)	17.94	19.12	20.39
RSUs outstanding, end of year	1,465,977	1,286,830	1,252,044	17.16	18.53	19.16

Historically, RSUs granted under the IMAX LTIP have vested between immediately and 3 years from the grant date. On June 3 2020, the IMAX LTIP was amended to require a minimum vesting period of one year on future RSU grants, with a carve-out for an aggregate of no more than 5% of the total number of common shares authorized for issuance under the plan that may vest on a shorter schedule. Vesting of the RSUs is subject to continued employment or service with the Company. The following table summarizes the number of RSUs issued from the carve-out balance:

Number
Approved under the IMAX LTIP	1,030,000
Issued during previous years	(605,385)
Issued during 2024	(98,515)
Outstanding, December 31, 2024	326,100

Restricted Share Units to Non-Employees

The Company issued 24,982 RSUs to a strategic advisor in 2024 (2023 — nil; 2022 — nil), of which 1,481 RSUs vested immediately. For the remaining 23,501 RSUs issued, 14,251 RSUs vested in four months and the remaining 9,250 RSUs were forfeited. These RSUs had a weighted average grant date fair value per share of $17.01 and an expense of $0.3 million in the year ended December 31, 2024

The Company issued 73,533 RSUs to Directors in 2024 (2023 — 63,443; 2022 — 54,082). These RSUs had a weighted average grant date fair value per share of $15.91 (2023 — $18.44; 2022 — $17.01) and an expense of $1.2 million for the year ended December 31, 2024 (2023 — $1.2 million; 2022 — $0.9 million)

These expenses are included in the above expense and carve-out tables.

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

For the years ended December 31, 2024, 2023, and 2022, the Company recorded the following expenses related to outstanding PSUs, which includes adjustments reflecting management’s estimate of the number of PSUs with Adjusted EBITDA targets expected to vest:

	Years Ended December 31,
(In thousands of U.S. Dollars)	2024	2023	2022
PSU expenses	$8,619	$7,859	$8,306

The Company’s actual tax benefits realized for the tax deductions related to the vesting of PSUs was $0.2 million for the year ended December 31, 2024 (2023 ― $0.3 million; 2022 ― $nil).

Total share-based compensation expense related to non-vested PSUs not yet recognized and the weighted average period over which the awards are expected to be recognized are as follows:

	Years Ended December 31,
(In thousands of U.S. Dollars)	2024	2023	2022
Expense not yet recognized related to non-vested PSUs	$9,644	$10,907	$10,800

Weighted average period awards are expected to be recognized (in years)	1.7	1.8	1.8

The following table summarizes the activity in respect of PSUs issued under the IMAX LTIP:

	Number of Awards			Weighted Average Grant Date Fair Value Per Share
	2024	2023	2022	2024	2023	2022
PSUs outstanding, beginning of year	922,621	931,716	613,405	$19.16	$18.96	$18.21
Granted(1)	580,336	585,602	359,138	17.50	17.69	20.34
Vested and settled(1)	(316,226)	(368,602)	—	19.71	16.92	—
Forfeited(2)	(89,097)	(226,095)	(40,827)	20.85	18.19	19.90
PSUs outstanding, end of year	1,097,634	922,621	931,716	17.99	19.16	18.96
(1)For the year ended December 31, 2024, the balance of shares granted includes 135,511 additional shares, at a weighted average grant date fair value per share of $19.71, as PSUs granted in 2021 with Adjusted EBITDA targets vested at 175% on account of full achievement of the targets.
(2)Forfeited PSUs include the TSR awards granted in 2021 which did not vest as the market condition was not satisfied. The Company recorded an expense of $1.5 million associated with these 68,850 shares that has not been reversed at the time of forfeiture.

As of December 31, 2024, the maximum number of shares of common stock that may be issued with respect to PSUs outstanding was 1,870,888, assuming full achievement of the Adjusted EBITDA and TSR targets.

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

For the years ended December 31, 2024, 2023, and 2022, share-based compensation expense related to China Options, China RSUs and China PSUs was as follows:

	Years Ended December 31,
(In thousands of U.S. Dollars)	2024	2023	2022
Expense
China Options	$—	$12	$91
China RSUs	1,243	2,337	2,284
China PSUs	35	647	262
Total	$1,278	$2,996	$2,637

In 2022, IMAX China modified the terms of certain fully vested stock options to extend their contractual life by one year and recorded an associated expense of less than $0.1 million during the year ended December 31, 2022. No such charges were incurred in 2024 and 2023, respectively.

Issuer Purchases of Equity Securities

On June 12, 2017, the Company announced that the Board of Directors approved a $200.0 million share repurchase program for its common shares that would have initially expired on June 30, 2020, which was subsequently extended and increased in the total share repurchase authority to $400.0 million. In 2023, the Company’s Board of Directors approved a 36-month extension to its share repurchase program through June 30, 2026. As of December 31, 2024, the Company had $150.7 million available under the program. The repurchases may be made either in the open market or through private transactions, including repurchases made pursuant to a plan intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, subject to market conditions, applicable legal requirements, and other relevant factors. The Company has no obligation to repurchase shares and the share repurchase program may be suspended or discontinued by the Company at any time. In 2024, the Company repurchased 1,166,370 (2023 ― 1,604,420) common shares at an average price of $13.99 per share (2023 ― $16.45 per share), for a total of $16.3 million (2023 ― $26.4 million), excluding commissions. In addition, 108,393 common shares repurchased in 2023, at an average price of $14.98 for a total of $1.6 million, were settled in 2024.

The following table summarizes the Company’s share repurchases during the years ended December 31, 2024 and 2023:

	Total Number of Shares Repurchased		Average Price Paid Per Share
	2024	2023	2024	2023
Shares repurchased	1,166,370	1,604,420	$13.99	$16.45

For the years ended December 31, 2024 and 2023, there were no shares purchases in the administration of employee share based plans.

As of December 31, 2024, the IMAX LTIP trustee held nil shares. Any shares held with the trustee are recorded at cost and are reported as a reduction against Capital Stock on the Company’s Consolidated Balance Sheets.

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

In 2024, IMAX China repurchased 119,900 (2023 ― 16,800) common shares at an average price of HKD 7.43 per share ($0.95 per share) for a total of HKD 0.9 million or U.S. $0.1 million (2023 ― HKD 7.11 per share or $0.91 per share, for a total of HKD 0.1 million or less than $0.1 million). The change in non-controlling interest as a result of common shares repurchased by IMAX China is recorded within Non-Controlling Interest on the Consolidated Balance Sheets and in the Consolidated Statements of Shareholders’ Equity. The difference between the consideration paid and the ownership interest obtained as a result of IMAX China share repurchases is recorded within Other Equity on the Consolidated Balance Sheets and in the Consolidated Statements of Shareholders’ Equity (Refer to “Summary of Significant Accounting Policies — Principles of Consolidation” in Note 2.)

The following table summarizes the IMAX China’s share repurchases during the years ended December 31, 2024 and 2023:

	Total Number of Shares Repurchased		Average Price Paid Per Share
	2024	2023	2024	2023
Shares repurchased	119,900	16,800	$0.95	$0.91

Basic and Diluted Weighted Average Shares Outstanding

The following table reconciles the denominator of the basic and diluted weighted average share computations:

	Years Ended December 31,
(In thousands)	2024	2023	2022
Issued and outstanding, beginning of year	53,260	54,149	58,654
Weighted average number of shares (repurchased) issued, net	(610)	161	(1,980)
Weighted average number of shares outstanding - basic	52,650	54,310	56,674

Weighted average effect of potential common shares, if dilutive	1,214	836	—
Weighted average number of shares outstanding - diluted	53,864	55,146	56,674

For the year ended December 31, 2024, the calculation of diluted earnings per share excluded 1,213,884 (2023 ― 3,380,142; 2022 ― 4,523,121) shares that were issuable upon the vesting of 416,778 RSUs (2023 ― 18,877; 2022 ― 637,120), the vesting of 796,186 PSUs (2023 ― 31,843; 2022 ― 281,262), and the exercise of 920 stock options (2023 ― 3,329,422; 2022 ― 3,604,739 ), as the effect would be anti-dilutive.

The calculation of diluted weighted average shares outstanding for the year ended December 31, 2024 also excluded any shares potentially issuable upon the conversion of the Convertible Notes as the average market price of the Company’s common shares during the period of time they were outstanding was less than the conversion price of the Convertible Notes. (Refer to “Borrowings — Convertible Notes and Other Borrowings, Net” in Note 13.)

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

The statutory surplus reserve of RMB 37.0 million ($5.8 million) has reached 50% of its PRC subsidiaries’ registered capital, as such no further contributions to the reserve are required.

17. Consolidated Statements of Operations Supplemental Information

Selling Expenses

The following table summarizes the Company’s selling expenses, including sales commissions and marketing and other, which are recognized within Costs and Expenses Applicable to Revenues in the Consolidated Statements of Operations, for the years ended December 31, 2024, 2023, and 2022:

	Years Ended December 31,
	2024		2023		2022
(In thousands of U.S. Dollars)	Sales Commissions	Marketing and Other	Sales Commissions	Marketing and Other	Sales Commissions	Marketing and Other
Technology sales(1)	$1,478	$736	$1,575	$1,103	$479	$810
Image enhancement and maintenance services(2)	—	15,030	—	15,200	—	20,284
Technology rentals(3)	933	2,204	478	734	85	663
Total	$2,411	$17,970	$2,053	$17,037	$564	$21,757
(1)Sales commissions paid prior to the recognition of the related revenue are deferred and recognized upon the client acceptance of the IMAX System. Direct advertising and marketing costs for each IMAX System are expensed as incurred.
(2)Film exploitation costs, including advertising and marketing costs are expensed as incurred.
(3)Sales commissions related to joint revenue sharing arrangements accounted for operating leases are recognized in the month they are earned by the salesperson, which is typically the month in which the IMAX System is installed, and are subject to subsequent performance-based adjustments. Direct advertising and marketing costs for each IMAX System are expensed as incurred.

Foreign Exchange

Included in Selling, General and Administrative Expenses for the year ended December 31, 2024 was a foreign currency net loss of $1.2 million (2023 — net loss of $0.7 million; 2022 — net loss of $3.2 million) resulting from changes in exchange rates related to foreign currency denominated monetary assets and liabilities. Refer to “Financial Instruments — Foreign Exchange Risk Management” in Note 21 for additional information.

Collaborative Arrangements

Joint Revenue Sharing Arrangement

Refer to Note 5 for a description of the material terms of the Company’s collaborative JRSAs. The accounting policy for the Company’s JRSAs is disclosed in “Summary of Significant Accounting Policies — Revenue Recognition” in Note 2.

Revenue attributable to transactions arising between the Company and its customers under JRSAs are recorded within Revenues – Technology Sales (for hybrid JRSAs) and Revenues – Technology Rentals (for traditional JRSAs). For the year ended December 31, 2024, such revenues totaled $62.2 million (2023 — $78.2 million; 2022 — $66.6 million). (Refer to “Revenue from Contracts with Customers — Disaggregated Information About Revenue” in Note 19 for a disaggregated presentation of the Company’s revenues.)

Film Remastering and Distribution

In an IMAX Film Remastering and distribution arrangement, the Company receives a percentage of the box office receipts from a third party who owns the copyright to a film in exchange for converting the film into IMAX format and distributing it through the IMAX network. The fee earned by the Company in a typical IMAX Film Remastering and distribution arrangement averages approximately 12.5% of box office receipts (i.e. gross box office receipts less applicable sales taxes), except for within mainland China, where the Company receives a lower percentage of net box office receipts for certain Hollywood films. The accounting policy for the Company’s Film Remastering and distribution arrangements is disclosed in “Summary of Significant Accounting Policies — Revenue Recognition” in Note 2.

Revenue attributable to transactions arising between the Company and its customers under the Company’s Film Remastering and distribution arrangements are included in Revenues – Image Enhancement and Maintenance Services. For the year ended December 31, 2024, such revenues totaled $100.5 million (2023 — $118.6 million; 2022 — $94.9 million). (Refer to “Revenue from Contracts with Customers — Disaggregated Information About Revenue” in Note 19 for a disaggregated presentation of the Company’s revenues.)

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

As of December 31, 2024, the Company was party to one co-produced film arrangement, which represents the VIE total assets balance of $1.5 million and liabilities balance of $0.2 million and four other co-produced film arrangements. The accounting policies relating to co-produced film arrangements are disclosed in “Summary of Significant Accounting Policies — Principles of Consolidation and Revenue Recognition” in Note 2.

In 2024, an expense of $3.3 million (2023 — $0.6 million; 2022 — $0.8 million) attributable to transactions between the Company and other parties involved in the production of the films had been included in Costs and Expenses Applicable to Revenues – Image Enhancement and Maintenance Services.

18. Consolidated Statements of Cash Flows Supplemental Information

Changes in other operating assets and liabilities

	Years Ended December 31,
(In thousands of U.S. Dollars)	2024	2023	2022
Decrease (increase) in:
Financing receivables	$9,975	$2,642	$5,411
Prepaid expenses	(2,430)	(1,273)	(1,892)
Variable consideration receivables	(18,414)	(20,337)	667
Other assets	(3,140)	(10,473)	968
(Decrease) increase in:
Accounts payable	(6,383)	(535)	8,496
Accrued and other liabilities	(14,800)	(6,013)	(12,849)
Total	$(35,192)	$(35,989)	$801

Cash payments made on account

	Years Ended December 31,
(In thousands of U.S. Dollars)	2024	2023	2022
Income taxes	$14,583	$17,812	$13,963
Interest	$5,723	$3,930	$715

Depreciation and amortization

	Years Ended December 31,
(In thousands of U.S. Dollars)	2024	2023	2022
Film assets	$24,775	$20,281	$16,881
Property, plant and equipment:
Equipment supporting joint revenue sharing arrangements	22,723	22,857	22,165
Other property, plant and equipment(1)	8,793	9,125	9,757
Other intangible assets(2)	6,970	5,952	6,103
Other assets(3)	2,242	1,807	1,755
Total	$65,503	$60,022	$56,661
(1)Includes the amortization of laser projection systems, camera, and lens upgrades recorded in Research and Development in the Statements of Operations of $0.6 million in the year ended December 31, 2024 (2023 — $0.5 million; 2022 — $0.6 million).
(2)Includes the amortization of licenses and intellectual property recorded in Research and Development in the Consolidated Statements of Operations of $1.3 million in the year ended December 31, 2024 (2023 — $1.3 million; 2022 — $1.3 million).
(3)Includes the amortization of lessee incentives provided by the Company to its customers under JRSAs.

Write-downs, including asset impairments

	Years Ended December 31,
(In thousands of U.S. Dollars)	2024	2023	2022
Other assets(1)	$—	$144	$4,470
Inventories(2)	359	542	741
Property, plant and equipment:
Equipment supporting joint revenue sharing arrangements(3)	3,397	756	973
Other property, plant and equipment	79	31	57
Other intangible assets	129	—	87
Film assets(4)	9	411	848
Total	$3,973	$1,884	$7,176
(1)In 2022, the Company recognized a full impairment of its RMB 4.5 million investment in the film Mozart from Space based on projected box office results and distribution costs. (Refer to “Financial Instruments — Interest in Film” in Note 21.)
(2)In 2024, the Company recorded write-downs of $0.4 million (2023 — $0.5 million; 2022 — $0.7 million in Costs and Expenses Applicable to Technology Sales to reduce the carrying value of inventory.
(3)In 2024, the Company recorded charges of $3.4 million (2023 — $0.8 million; 2022 — $1.0 million) in Costs and Expenses Applicable to Revenues - Technology Rentals mostly mostly related to the write-down of systems under joint revenue sharing arrangements resulting from contract amendments, as well as the write-downs of leased xenon-based digital systems which were taken out of service in connection with customer upgrades to laser-based digital systems.
(4)In 2024, the Company recorded impairment losses of less than $0.1 million (2023 — $0.4 million; 2022 — $0.8 million) related to the write- down of content-related film assets.

Significant non-cash investing activities

	Years Ended December 31,
(In thousands of U.S. Dollars)	2024	2023	2022
Net (decrease) increase in accruals related to:
Investment in equipment supporting joint revenue sharing arrangements	$(1,127)	$(600)	$790
Acquisition of other intangible assets	(12)	(942)	30
Purchases of property, plant and equipment(1)	(93)	(541)	311
Net amount	$(1,232)	$(2,083)	$1,131
(1)Refer to Note 5 for supplemental disclosure of non-cash leasing activities.

Significant non-cash financing activities

In the fourth quarter of 2023, the Company recognized a $1.6 million liability on the Consolidated Balance Sheets within Accounts Payable related to repurchase of its common shares, which settled subsequent to December 31, 2024. No such amounts were recognized in the fourth quarter of 2024.

19. Revenue from Contracts with Customers

Disaggregated Information About Revenue

The following tables summarize the Company’s revenues by type and reportable segment for the years ended December 31, 2024, 2023, and 2022:

	Years Ended December 31, 2024
(In thousands of U.S. Dollars)	Technology Sales	Image Enhancement and Maintenance Services	Technology Rentals	Finance Income	Total
Content Solutions Segment:
Film Remastering and Distribution	$—	$100,545	$—	$—	$100,545
Other Content Solutions	—	23,964	222	—	24,186
Sub-total	—	124,509	222	—	124,731
Technology Products and Services Segment:
System Sales	82,480	—	—	—	82,480
System Rentals	—	—	62,331	—	62,331
Maintenance	—	61,565	—	—	61,565
Finance Income	—	—	—	9,686	9,686
Sub-total	82,480	61,565	62,331	9,686	216,062
Sub-total for reportable segments	82,480	186,074	62,553	9,686	340,793
All Other	5,285	6,123	7	—	11,415
Total	$87,765	$192,197	$62,560	$9,686	$352,208

	Years Ended December 31, 2023
(In thousands of U.S. Dollars)	Technology Sales	Image Enhancement and Maintenance Services	Technology Rentals	Finance Income	Total
Content Solutions Segment:
Film Remastering and Distribution	$—	$118,637	$—	$—	$118,637
Other Content Solutions	—	8,061	—	—	8,061
Sub-total	—	126,698	—	—	126,698
Technology Products and Services Segment:
System Sales	93,271	—	—	—	93,271
System Rentals	—	—	75,566	—	75,566
Maintenance	—	56,737	—	—	56,737
Finance Income	—	—	—	8,729	8,729
Sub-total	93,271	56,737	75,566	8,729	234,303
Sub-total for reportable segments	93,271	183,435	75,566	8,729	361,001
All Other	7,521	6,317	—	—	13,838
Total	$100,792	$189,752	$75,566	$8,729	$374,839

	Years Ended December 31, 2022
(In thousands of U.S. Dollars)	Technology Sales	Image Enhancement and Maintenance Services	Technology Rentals	Finance Income	Total
Content Solutions Segment:
Film Remastering and Distribution	$—	$94,867	$—	$—	$94,867
Other Content Solutions	—	6,935	18	—	6,953
Sub-total	—	101,802	18	—	101,820
Technology Products and Services Segment:
System Sales	65,510	—	—	—	65,510
System Rentals	—	—	61,768	—	61,768
Maintenance	—	56,608	—	—	56,608
Finance Income	—	—	—	8,482	8,482
Sub-total	65,510	56,608	61,768	8,482	192,368
Sub-total for reportable segments	65,510	158,410	61,786	8,482	294,188
All Other	3,648	2,969	—	—	6,617
Total	$69,158	$161,379	$61,786	$8,482	$300,805

Deferred Revenue

IMAX System sale and lease arrangements include a requirement for the Company to provide maintenance services over the life of the arrangement, some of which are subject to a consumer price index adjustment each year. In circumstances where customers prepay the entire term’s maintenance fee based on the original arrangement, additional payments are due to the Company for the years after its extended warranty and maintenance obligations expire. Payments, upon renewal each year, are either prepaid or made in arrears and can vary in frequency from monthly to annually. As of December 31, 2024, $26.5 million of consideration had been deferred in relation to outstanding maintenance services to be provided on existing maintenance contracts (December 31, 2023 — $22.8 million and 2022 — $21.0 million). Maintenance revenue is recognized evenly over the contract term which coincides with the period over which maintenance services are provided. In the event of customer default, any payments made by the customer may be retained by the Company.

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

For the year ended December 31, 2024, $44.5 million of revenue was recognized that was included in the $67.1 million balance of deferred revenue as of December 31, 2023. For the year ended December 31, 2023, $43.1 million of revenue was recognized that was included in the $70.9 million balance of deferred revenue as of December 31, 2022.

20. Segment Reporting

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

The Company has two reportable segments:

(i)Content Solutions, consists of services provided to studios and other content creators, which principally includes the digital remastering of films and other content into IMAX formats for distribution to the IMAX network. To a lesser extent, the Content Solutions segment also earns revenue from the distribution of large-format documentary films and exclusive experiences ranging from live performances to interactive events with leading artists and creators, as well as film post-production services.

(ii)Technology Products and Services, which includes results from the sale or lease of IMAX Systems, as well as from the maintenance of IMAX Systems to exhibition customers. To a lesser extent, the Technology Product and Services segment also earns revenue from certain ancillary theater business activities, including after-market sales of IMAX System parts and 3D glasses.

The Company’s activities that do not meet the criteria to be considered a reportable segment, principally the Company’s streaming and consumer technology business as well as other ancillary activities, are reported within “All Other.”

The accounting policies of the reportable segments are the same as those described in Note 2 - Summary of Significant Accounting Policies. Intercompany profit or loss is not included in the evaluation of performance and allocation of resources.

The CODM uses segment revenues and segment gross margin to allocate resources for each segment predominantly in the annual budget and forecasting process.

Segment Financial Information

The following table presents the Company’s revenue and gross margin by reportable segment for the years ended December 31, 2024, 2023, and 2022:

	Revenue(1)			Gross Margin
(In thousands of U.S. Dollars)	2024	2023	2022	2024	2023	2022
Content Solutions	$124,731	$126,698	$101,820	$66,523	$74,106	$51,240
Technology Products and Services	216,062	234,303	192,368	115,553	129,946	101,055
Sub-total for reportable segments	340,793	361,001	294,188	182,076	204,052	152,295
All Other	11,415	13,838	6,617	8,124	10,289	4,060
Total	$352,208	$374,839	$300,805	$190,200	$214,341	$156,355
(1)The Company’s largest customer represents 11% of total Revenues as of December 31, 2024 (2023 ― 10%; 2022 ― 12%). No single customer comprises more than 10% of the Company’s total Accounts Receivable as of December 31, 2024 and 2023.

The following table presents the Costs and Expenses Applicable to Revenues for the Content Solutions segment that is made available to the CODM as part of the Company’s annual and quarterly financial reporting requirements in accordance with U.S. GAAP:

Content Solutions Segment:	For the years ended December 31,
(In thousands of U.S. Dollars)	2024	2023	2022
Revenue	$124,731	$126,698	$101,820
Film asset amortization	$24,775	$20,281	$16,881
Marketing and other selling expenses	15,030	15,200	20,284
Co-produced film participation expenses	3,292	594	820
Other segment expenses(1)	15,111	16,517	12,595
Total Costs and Expenses Applicable to Revenues	58,208	52,592	50,580
Gross Margin	$66,523	$74,106	$51,240
(1)Included within the Other segment expenses are costs related to film distribution, post production costs, production costs, and network connectivity fees.

The following table presents the Costs and Expenses Applicable to Revenues for the Technology Products and Services reportable segment that is made available to the CODM as part of the Company’s annual and quarterly financial reporting requirements in accordance with U.S. GAAP:

Technology Products and Services Segment:	For the years ended December 31,
(In thousands of U.S. Dollars)	2024	2023	2022
Revenue	$216,062	$234,303	$192,368
Depreciation of equipment supporting JRSAs	22,723	22,857	22,165
Marketing and other selling expenses	2,411	2,053	564
Write-down of equipment supporting JRSAs	3,397	756	973
Write-down of inventory	359	542	741
Other segment expenses(1)	71,619	78,149	66,870
Total Costs and Expenses Applicable to Revenues	100,509	104,357	91,313
Gross Margin	$115,553	$129,946	$101,055
(1)Included within the Other segment expenses are costs related to the manufacturing and build of IMAX Systems recognized in the period, maintenance and warranty costs, and other product related costs.

The following table presents the Company’s assets by category and reportable segment, reconciled to consolidated assets, as of December 31, 2024 and 2023:

	As of December 31,
(In thousands of U.S. Dollars)	2024	2023
Content Solutions	$89,383	$97,123
Technology Products and Services	544,444	529,057
Sub-total for reportable segments	633,827	626,180
All Other	37,808	43,994
Corporate and other non-segment specific assets	158,763	144,495
Total	$830,398	$814,669

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

The following table summarizes the Company’s revenues by geographic area for the years ended December 31, 2024, 2023, and 2022:

	Years Ended December 31,
(In thousands of U.S. Dollars)	2024	2023	2022
United States	$137,761	$117,925	$107,734
Greater China	80,997	91,901	73,330
Asia (excluding China)	57,691	59,690	47,145
Western Europe	40,812	54,908	40,245
Canada	9,344	18,746	7,550
Latin America	8,994	13,788	9,418
Rest of the World	16,609	17,881	15,383
Total	$352,208	$374,839	$300,805

No single country in the Rest of the World, Western Europe, Latin America, and Asia (excluding Greater China) classifications comprises more than 10% of total revenue.

The following table presents the breakdown of Property, Plant and Equipment by geography as of December 31, 2024 and 2023:

	As of December 31,
(In thousands of U.S. Dollars)	2024	2023
United States	$100,422	$98,831
Greater China	66,022	72,492
Canada	40,116	37,877
Western Europe	12,917	12,763
Asia (excluding Greater China)	15,134	16,538
Rest of the World	5,522	4,798
Total	$240,133	$243,299

21. Financial Instruments

Financial Instruments

The Company maintains cash with various major financial institutions. The Company’s cash is invested with highly rated financial institutions. The Company’s $100.6 million balance of cash and cash equivalents as of December 31, 2024 (December 31, 2023 — $76.2 million) included $85.4 million in cash held outside of Canada (December 31, 2023 — $68.5 million), of which $47.5 million was held in the PRC (December 31, 2023 — $30.0 million).

Fair Value Measurements

The carrying values of the Company’s Cash and Cash Equivalents, Accounts Receivable, Variable Consideration, Accounts Payable, and Accrued Liabilities due within one year approximate their fair values due to the short-term maturity of these instruments. Including these instruments, the Company’s financial instruments consist of the following:

	As of December 31, 2024		As of December 31, 2023
(In thousands of U.S. Dollars)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Level 1
Cash and cash equivalents(1)	$100,592	$100,592	$76,200	$76,200
Level 2
Net financed sales receivables(3)	$90,546	$81,876	$97,615	$96,500
Net investment in sales-type leases(3)	29,339	25,322	29,539	28,751
Equity securities(1)	1,000	1,000	1,000	1,000
COLI(4)	3,649	3,649	3,522	3,522
Foreign exchange contracts — designated forwards(2)	(2,029)	(2,029)	819	819
Wells Fargo Credit Facility borrowings(1)	(37,000)	(37,000)	(24,000)	(24,000)
Federal Economic Development Loan(3)	(1,765)	(1,765)	(2,498)	(2,498)
Convertible Notes(5)	(230,000)	(234,009)	(230,000)	(205,850)
(1)Recorded at cost, which approximates fair value.
(2)Fair value is determined using quoted prices in active markets.
(3)Fair value is estimated based on discounting future cash flows at currently available interest rates with comparable terms.
(4)Measured at cash surrender value, which approximates fair value, for the company-owned life insurance (“COLI”)
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

The Company has entered into a series of foreign currency forward contracts to manage the risks associated with the volatility of foreign currencies. Certain of these foreign currency forward contracts met the criteria required for hedge accounting under the Derivatives and Hedging Topic of the FASB ASC at inception, and continued to meet hedge effectiveness tests as of December 31, 2024 (the “Foreign Currency Hedges”), with settlement dates throughout 2025 and 2026. Foreign currency derivatives are recognized and measured on the Consolidated Balance Sheets at fair value. Changes in the fair value (i.e., gains or losses) are recognized in the Consolidated Statements of Operations except for derivatives designated and qualifying as foreign currency cash flow hedging instruments. The Company currently has cash flow hedging instruments associated with Selling, General and Administrative Expenses. For foreign currency cash flow hedging instruments related to Selling, General and Administrative Expenses, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in Accumulated Other Comprehensive Loss and reclassified to the Consolidated Statements of Operations when the forecasted transaction occurs. Any ineffective portion is recognized immediately in the Consolidated Statements of Operations.

The following tabular disclosures reflect the impact that derivative instruments and hedging activities have on the Company’s Consolidated Financial Statements:

Notional value of foreign exchange contracts:

	As of December 31,
(In thousands of U.S. Dollars)	2024	2023
Derivatives designated as hedging instruments:
Foreign exchange contracts — Forwards	$48,376	$40,563

Fair value of derivatives in foreign exchange contracts:

		As of December 31,
(In thousands of U.S. Dollars)	Balance Sheet Location	2024	2023
Derivatives designated as hedging instruments:
Foreign exchange contracts — Forwards	Other assets	$—	$846
	Accrued and other liabilities	(2,029)	(27)
		$(2,029)	$819

Derivatives in foreign currency hedging relationships are as follows:

		Years Ended December 31,
(In thousands of U.S. Dollars)		2024	2023	2022
Foreign exchange contracts — Forwards	Derivative (Loss) Gain Recognized in OCI (Effective Portion)	$(3,455)	$575	$(1,323)

		Years Ended December 31,
(In thousands of U.S. Dollars)	Location of Derivative Loss Reclassified from AOCI (Effective Portion)	2024	2023	2022
Foreign exchange contracts — Forwards	Selling, general and administrative expenses	$(607)	$(892)	$(596)

The Company’s estimated net amount of the existing loss as of December 31, 2024 is $2.0 million (2023 — $0.6 million), which is expected to be reclassified to earnings within the next twelve months.

Investments in Equity Securities

As of December 31, 2024, the Company held investments in the preferred shares of enterprises which meet the criteria for classification as an equity security carried at historical cost, net of impairment charges. The carrying value of these equity security investments was $1.0 million as of December 31, 2024 (December 31, 2023 — $1.0 million) and is recorded in Other Assets.

Interest in Film

In 2022, IMAX (Shanghai) Culture and Technology Co., Ltd, a former wholly-owned subsidiary of IMAX China, entered into a joint film investment agreement with Wanda Film (Horgos) Co. Ltd. to invest RMB 30.0 million ($4.7 million) in the movie Mozart from Space, which was released on July 15, 2022. Pursuant to the investment agreement, IMAX (Shanghai) Culture and Technology Co., Ltd. has the right to receive a share of the profits or losses of the film distribution. IMAX (Shanghai) Culture and Technology Co., Ltd.’s commitment is limited to its investment and has no further obligation if the actual movie production cost exceeds the original budget. The investment meets the criteria for classification as a financial asset. The investment is measured at amortized cost less impairment losses.

In 2022, the Company recognized a full impairment of its RMB 30.0 million ($4.5 million) investment in Mozart from Space based on projected box office results and distribution costs. Upon conclusion of the film run, in 2023, the Company received proceeds of $0.3 million.

No contributions to film investments were made in 2024.

22. Employers Pension and Postretirement Benefits

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

As of December 31, 2024 and 2023, the projected benefit obligation for SERP was as follows:

	Years Ended December 31,
(In thousands of U.S. Dollars)	2024	2023
Projected benefit obligation:
Obligation, beginning of year	$18,178	$17,315
Interest cost	803	788
Actuarial (gain) loss	(26)	75
Obligation, end of year and unfunded status	$18,955	$18,178

As of December 31, 2024, 2023, and 2022, the following amounts related to the SERP were recorded on the Company’s Consolidated Balance Sheets within Accumulated Other Comprehensive Loss and will be recognized as components of net periodic benefit cost in future periods:

	As of December 31,
(In thousands of U.S. Dollars)	2024	2023	2022
Unrealized actuarial gain	$(2,353)	$(2,889)	$(3,580)
Unamortized prior service cost	—	—	—
Net periodic benefit costs to be recognized in future periods	$(2,353)	$(2,889)	$(3,580)

For the years ended December 31, 2024, 2023, and 2022, the components of pension expense related to the SERP were as follows:

	Years Ended December 31,
(In thousands of U.S. Dollars)	2024	2023	2022
Interest cost	$803	$788	$160
Amortization of prior service cost	—	—	184
Amortization of actuarial gain	(563)	(616)	—
Pension expense	$240	$172	$344

The following assumptions were used to determine the SERP obligation and any related costs as of and for the years ended December 31, 2024, 2023, and 2022:

	As of December 31,
	2024	2023	2022
Discount rate	4.57%	4.42%	4.55%
Lump sum interest rate:
First 25 years	N/A	N/A	N/A
First 20 years	N/A	N/A	N/A
Thereafter	N/A	N/A	N/A
Cost of living adjustment on benefits	N/A	N/A	N/A

No contributions were made for the SERP during 2024. The Company expects interest costs of $0.8 million to be recognized as a component of pension cost for the year ended December 31, 2025.

Defined Contribution Pension Plan

The Company also maintains defined contribution plans for its employees, including its executive officers. The Company makes contributions to these plans on behalf of employees in an amount up to 5% of their base salary subject to certain prescribed maximums. During 2024, the Company contributed and recorded an expense of $1.5 million (2023 — $1.2 million; 2022 — $1.1 million) for its Canadian plan and $1.1 million (2023 — $0.8 million; 2022 — $0.7 million) for its defined contribution employee plan under Section 401(k) of the U.S. Internal Revenue Code.

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

As of December 31, 2024 and 2023, the Company’s Consolidated Balance Sheets included the following amounts within Accrued and Other Liabilities related to the Executive Postretirement Benefit Plan:

	Years Ended December 31,
(In thousands of U.S. Dollars)	2024	2023
Projected benefit obligation:
Obligation, beginning of year	$507	$457
Interest cost	24	23
Benefits paid	(10)	(10)
Actuarial (gain) loss	(24)	37
Obligation, end of year and unfunded status	$497	$507

For the years ended December 31, 2024, 2023, and 2022, the components of pension (income) expense related to the Executive Postretirement Benefit Plan were as follows:

	Years Ended December 31,
(In thousands of U.S. Dollars)	2024	2023	2022
Interest cost	$24	$23	$18
Amortization of actuarial gain	(44)	(65)	—
Pension (income) expense	$(20)	$(42)	$18

As of December 31, 2024, 2023, and 2022, the following amounts related to the Executive Postretirement Benefit Plan were recorded on the Company’s Consolidated Balance Sheets within Accumulated Other Comprehensive Loss and will be recognized as components of net pension cost in future periods:

	As of December 31,
(In thousands of U.S. Dollars)	2024	2023	2022
Unrealized actuarial gain	$(120)	$(140)	$(242)

As of December 31, 2024, 2023, and 2022, the weighted average assumptions used to determine the benefit obligation related to the Executive Postretirement Benefit Plan were as follows:

	As of December 31,
	2024	2023	2022
Discount rate	5.47%	4.80%	5.01%

For the years ended December 31, 2024, 2023, and 2022, the weighted average assumptions used to determine the net postretirement benefit expense related to the Executive Postretirement Benefit Plan were as follows:

	Years Ended December 31,
	2024	2023	2022
Discount rate	4.80%	5.01%	2.71%

The following benefit payments are expected to be made as per the current plan assumptions for the Executive Postretirement Benefit Plan in each of the next five years and thereafter following the December 31, 2024 balance sheet date:

(In thousands of U.S. Dollars)
2025	$11
2026	23
2027	25
2028	27
2029	29
Thereafter	922
Total	$1,037

Postretirement Benefits – Canadian Employees

The Company has an unfunded postretirement plan for its Canadian employees meeting specific eligibility requirements (the “Canadian Postretirement Benefit Plan”). The Company will provide eligible participants, upon retirement, with health and welfare benefits.

As of December 31, 2024 and 2023, the Company’s Consolidated Balance Sheets included the following amounts within Accrued and Other Liabilities related to the Canadian Postretirement Benefit Plan:

	Years Ended December 31,
(In thousands of U.S. Dollars)	2024	2023
Projected benefit obligation:
Obligation, beginning of year	$982	$976
Interest cost	42	48
Benefits paid	(145)	(140)
Actuarial loss	85
Unrealized foreign exchange (gain) loss	(176)	98
Obligation, end of year and unfunded status	$788	$982

For the years ended December 31, 2024, 2023, and 2022, the components of pension expense related to the Canadian Postretirement Benefit Plan were as follows:

	Years Ended December 31,
(In thousands of U.S. Dollars)	2024	2023	2022
Interest cost	$42	$48	$46
Amortization of actuarial gain	(13)	(18)	—
Pension expense	$29	$30	$46

The Company expects interest costs of less than $0.1 million to be recognized as a component of benefit cost for the year ended December 31, 2025.

As of December 31, 2024, 2023, and 2022, the following amounts related to the Canadian Postretirement Benefit Plan were recorded on the Company’s Consolidated Balance Sheets within Accumulated Other Comprehensive Loss and will be recognized as components of net pension cost in future periods:

	As of December 31,
(In thousands of U.S. Dollars)	2024	2023	2022
Unrealized foreign exchange gain	$(323)	$(336)	$(354)

As December 31, 2024, 2023, and 2022, the weighted average assumptions used to determine the benefit obligation related to the Canadian Postretirement Benefit Plan are as follows:

	As of December 31,
	2024	2023	2022
Discount rate	4.50%	4.60%	5.00%

For the years ended December 31, 2024, 2023, and 2022, the weighted average assumptions used to determine the net postretirement benefit expense related to the Canadian Postretirement Benefit Plan were as follows:

	Years Ended December 31,
	2024	2023	2022
Discount rate	4.60%	5.00%	2.80%

The following benefit payments are expected to be made as per the current plan assumptions for the Canadian Postretirement Benefit Plan in each of the next five years and thereafter following the December 31, 2024 balance sheet date:

(In thousands of U.S. Dollars)
2025	$79
2026	79
2027	82
2028	77
2029	79
Thereafter	376
Total	$772

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

As of December 31, 2024, the benefit obligation related to the Retirement Plan was $4.2 million (December 31, 2023 — $4.1 million) and was recorded on the Company’s Consolidated Balance Sheets within Accrued and Other Liabilities. As the Retirement Plan is fully vested, the benefit obligation is measured at the present value of the benefits expected to be paid in the future with the accretion of interest recognized in the Consolidated Statements of Operations within Retirement Benefits Non-Service Expense.

The Retirement Plan is funded by an investment in company-owned life insurance (“COLI”), which is recorded at its fair value on the Company’s Consolidated Balance Sheets within Prepaid Expenses. As of December 31, 2024, fair value of the COLI asset was $3.6 million (December 31, 2023 — $3.5 million). Gains and losses resulting from changes in the cash surrender value of the COLI asset are recognized in the Consolidated Statements of Operations within Realized and Unrealized Investment Gains.

23. Government Assistance

Federal Economic Development Loan

Refer to Note 13, “Borrowings.”

China Grant

IMAX China receives local district grants primarily related to taxes paid, including corporate income taxes, value-added taxes, individual income taxes, and withholding taxes for dividends and/or cross-border activities. Government grants are recognized in the period the costs were incurred.

For the year ended December 31, 2024, $2.8 million (2023 — $5.4 million; 2022 — $1.3 million) was recognized primarily as a reduction in Costs and Expenses Applicable to Revenues and Income Tax Expense. The impact to net income attributable to common shareholders was $1.6 million (2023 — $3.4 million; 2022 — $0.8 million).

24. Non-Controlling Interests

IMAX China Non-Controlling Interest

As of December 31, 2024, the Company indirectly owned 71.40% of IMAX China, whose shares trade on the Hong Kong Stock Exchange (December 31, 2023 — 71.55%). IMAX China remains a consolidated subsidiary of the Company. The balance of non- controlling interest in IMAX China as of December 31, 2024 was $78.1 million (December 31, 2023 — $71.8 million). The net income attributable to non-controlling interest of IMAX China for the year ended December 31, 2024 was $6.6 million (2023 — $7.8 million; 2022 — $3.0 million).

Other Non-Controlling Interests

The Company’s Original Film Fund was established in 2014 to co-finance a portfolio of 10 original large-format films. The initial investment in the Original Film Fund was committed by a third party in the amount of $25.0 million, with the possibility of contributing additional funds. The Company has contributed $9.0 million to the Original Film Fund since 2014, and has reached its maximum contribution. Through December 31, 2024, the Original Film Fund has invested $22.3 million toward the development of original films. The related production, financing and distribution agreement includes put and call rights relating to change of control of the rights, title and interest in the co-financed pictures.

Non-Controlling Interest in Temporary Equity

The following summarizes the movement of the non-controlling interest in temporary equity, in the Original Film Fund for the years ended December 31, 2024, 2023, and 2022:

	Years Ended December 31,
(In thousands of U.S. Dollars)	2024	2023	2022
Beginning balance	$658	$722	$758
Net income (loss)	22	(64)	(36)
Ending balance	$680	$658	$722

25. Restructuring and Other Charges

In 2024, the Company incurred $2.4 million (2023 — $1.3 million; 2022 — $nil) in connection with the assessment of its organizational structure and implementation of such plan, including the elimination of redundant roles and addressing spans and layers to capture efficiencies and centralize certain operational roles. Additionally, the Company incurred $1.3 million of non-recurring fees related to the assessment of its corporate structure and the resulting internal asset sale. In 2023, the Company recognized executive transition costs of $1.4 million associated with the departure of the President, IMAX Entertainment and Executive Vice President of the Company. These charges have been recognized in Restructuring and other charges in the Consolidated Statements of Operations.

In the fourth quarter of 2024, the Company recognized a $1.4 million liability (December 31, 2023 — $0.9 million) on the Consolidated Balance Sheets within Accrued and other liabilities related to Restructuring and other charges, which is expected to be paid subsequent to year-end.

26. Subsequent Events

On February 1, 2025, the new U.S. administration signed an executive order that imposes tariffs on imported goods from Canada. On February 3, 2025 the U.S. administration agreed to delay implementing these tariffs on Canadian imports for 30 days to allow for further negotiations with Canada. If no agreement is reached, the U.S. could potentially start applying tariffs based on the executive order on Canadian-origin goods imported into the U.S. in the near future. The Company is in the process of evaluating the potential impact to the business as a result of these potential tariffs.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the specified time periods and that such information is accumulated and communicated to management, including the CEO and Chief Financial Officer (“CFO”), to allow timely discussions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

The Company’s management, with the participation of its CEO and its CFO, has evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) or 15d-15(e)) as of December 31, 2024 and has concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. The Company will continue to periodically evaluate its disclosure controls and procedures and will make modifications from time to time as deemed necessary to ensure that information is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting and has concluded that such internal control over financial reporting was effective as of December 31, 2024.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, as stated in their report, which appears in Part II, Item 8.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting which occurred during the three months ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

a)    None.

b)    None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended December 31, 2024.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

N/A.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is incorporated by reference from the information under the following captions in the 2025 Proxy Statement: “Item No. 1 – Election of Directors;” “Executive Officers;” “Delinquent Section 16(a) Reports;” “Code of Business Conduct and Ethics and Insider Trading Policy;” and “Corporate Governance.”

Item 11. Executive Compensation

The information required by Item 11 is incorporated by reference from the information under the following captions in the 2025 Proxy Statement: “Compensation Discussion and Analysis;” “Compensation Committee Report;” “Summary Compensation Table;” “Grants of Plan-Based Awards;” “Outstanding Equity Awards at Fiscal Year-End;” “Option Exercise and Stock Vested;” “Pension Benefits;” “Pay Ratio Disclosure;” “Potential Payments upon Termination or Change-in-Control;” “Pay Versus Performance;” “Compensation of Directors;” and “Compensation Committee Interlocks and Insider Participation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated by reference from the information under the following captions in the 2025 Proxy Statement: “Equity Compensation Plans;” “Principal Shareholders of Voting Shares;” and “Security Ownership of Directors and Management.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated by reference from the information under the following caption in the 2025 Proxy Statement: “Certain Relationships and Related Transactions,” “Review, Approval or Ratification of Transactions with Related Persons,” and “Director Independence.”

Item 14. Principal Accounting Fees and Services

The information required by Item 14 is incorporated by reference from the information under the following captions in the 2025 Proxy Statement: “Audit Fees;” “Audit-Related Fees;” “Tax Fees;” “All Other Fees;” and “Audit Committee’s Pre-Approval Policies and Procedures.”

PART IV

Item 15. Exhibits, Financial Statement Schedules

Financial Statements and Schedules

The Consolidated Financial Statements filed as part of this Report are included under Part II, Item 8. Financial Statement Schedules have been omitted since they either are not required, not applicable, or the information required is included in the financial statements or the accompanying notes thereto.

Report of Independent Registered Public Accounting Firm, which covers the financial statements, the accompanying notes to the financial statements and the Company’s internal control over financial reporting, is included under Part II, Item 8.

Exhibits

Exhibit No.	Description	Form	File No	Exhibit	Filing Date

3.1	Restated Articles of Incorporation of IMAX Corporation, dated July 30, 2013.	10-Q	001-35066	3.1	10/24/13

3.2	Second Amended and Restated By-Law No. 1 of IMAX Corporation, enacted on February 7, 2023.	8-K	001-35066	3.1	2/10/23

4.1	Description of IMAX Corporation’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	001-35066	4.4	2/19/20

4.2	Indenture, dated as of March 19, 2021, between IMAX Corporation and U.S. Bank National Association.	10-Q	001-35066	4.1	4/29/21

4.3	Form of 0.500% Convertible Senior Notes due April 1, 2026 (included as Exhibit A to Exhibit 4.3)	10-Q	001-35066	4.2	4/29/21

+10.1	Stock Option Plan of IMAX Corporation, dated June 18, 2008.	10-K	001-35066	10.1	2/24/16

+10.2	IMAX Corporation Form of Restricted Stock Unit Award Agreement.	10-K	001-35066	10.4	2/19/20

+10.3	IMAX Corporation Second Amended and Restated Long-Term Incentive Plan, dated June 3, 2020.	8-K	001-35066	10.1	6/5/20

+10.4	Amendment No.1 to Second Amended and Restated Long-Term Incentive Plan	8-K	001-35066	10.1	6/14/23

+10.5	Form of IMAX Corporation Second Amended and Restated Long-Term Incentive Plan Restricted Stock Unit Award Agreement.	10-Q	001-35066	10.11	4/29/21

+10.6	Form of IMAX Second Amended and Restated Long-Term Incentive Plan Performance Stock Unit Award Agreement.	10-Q	001-35066	10.12	4/29/21

+10.7	Form of IMAX Corporation Second Amended and Restated Long-Term Incentive Plan Restricted Stock Unit Award Agreement for Non-employee Directors.	10-Q	001-35066	10.2	7/27/21

+10.8	IMAX Corporation Supplemental Executive Retirement Plan, as amended and restated as of January 1, 2006.	10-K	001-35066	10.2	2/21/13

+10.9	Employment Agreement, dated July 1, 1998, between IMAX Corporation and Richard L. Gelfond.	10-K	001-35066	10.10	2/21/13

+10.10	Amended Employment Agreement, dated July 12, 2000, between IMAX Corporation and Richard L. Gelfond.	10-K	001-35066	10.11	2/21/13

+10.11	Amended Employment Agreement, dated March 8, 2006, between IMAX Corporation and Richard L. Gelfond.	10-K	001-35066	10.12	2/24/12

+10.12	Amended Employment Agreement, dated February 15, 2007, between IMAX Corporation and Richard L. Gelfond.	10-K	001-35066	10.13	2/24/12

+10.13	Amended Employment Agreement, dated December 31, 2007, between IMAX Corporation and Richard L. Gelfond.	10-K	001-35066	10.16	2/20/14

+10.14	Amended Employment Agreement, dated December 11, 2008, between IMAX Corporation and Richard L. Gelfond.	10-K	001-35066	10.17	2/19/15

+10.15	Amended Employment Agreement, dated December 20, 2010, between IMAX Corporation and Richard L. Gelfond.	10-K	001-35066	10.18	2/24/16

+10.16	Amended Employment Agreement, dated December 12, 2011, between IMAX Corporation and Richard L. Gelfond.	10-K	001-35066	10.17	2/24/12

+10.17	Employment Agreement, dated January 1, 2014, between IMAX Corporation and Richard L. Gelfond.	10-Q	001-35066	10.12	10/23/14

+10.18	First Amending Agreement, dated December 9, 2015, between IMAX Corporation and Richard L. Gelfond.	10-K	001-35066	10.21	2/24/16

+10.19	Employment Agreement, dated November 8, 2016, between IMAX Corporation and Richard L. Gelfond.	10-K	001-35066	10.24	2/23/17

+10.20	Amendment to Employment Agreement, dated November 1, 2019, between IMAX Corporation and Richard L. Gelfond.	10-K	001-35066	10.26	2/19/20

+10.21	Second Amendment to Employment Agreement, dated as of September 19, 2022, between IMAX Corporation and Richard L. Gelfond.	10-K	001-35066	10.1	10/31/22

+10.22	Employment Agreement, dated December 18, 2017, between IMAX Corporation and Robert D. Lister.	10-K	001-35066	10.30	2/27/18

+10.23	First Amending Agreement, dated March 11, 2020, between IMAX Corporation and Robert D. Lister.	10-Q	001-35066	10.47	4/30/20

+10.24	Second Amending Agreement, dated as of October 20, 2023, between IMAX Corporation and Robert D. Lister	10-K	001-35066	10.24	2/27/2024

+10.25	Employment Agreement, dated October 10, 2018, between IMAX Corporation and Megan Colligan.	10-Q	001-35066	10.48	7/28/20

+10.26	Employment Memorandum, dated September 18, 2020, between IMAX Corporation and Mark Welton.	10-Q	001-35066	10.52	10/29/20

+10.27	Amendment to Employment Memorandum, dated October 13, 2021, between IMAX Corporation and Mark Welton.	10-K	001-35066	10.38	2/24/22

+10.28	Employment Agreement, dated as of January 9, 2023, between IMAX China (Hong Kong) Limited and Daniel Manwaring.	10-Q	001-35066	10.1	7/25/24

+10.29	Amendment Agreement to Employment Agreement, dated as of March 7, 2024, between IMAX China (Hong Kong) Limited and Daniel Manwaring.	10-Q	001-35066	10.2	7/25/24

+10.30	Employment Agreement, dated April 25, 2022, between IMAX Corporation and Natasha Fernandes.	10-Q	001-35066	10.1	7/29/22

+10.31	Letter Agreement by and between Megan Colligan and IMAX Corporation.	8-K	001-35066	10.2	4/27/23

+10.32	Statement of Directors’ Compensation as of January 2023.	10-K	001-35066	10.37	2/22/22

+10.33	Form of Director Indemnification Agreement.	10-Q	001-35066	10.39	7/25/18

10.34	Sixth Amended and Restated Credit Agreement, dated March 25, 2022, by and between IMAX Corporation, the Guarantors referred to therein, the Lenders referred to therein, and Wells Fargo Bank, National Association, as Administrative Agent.	10-Q	001-35066	10.1	4/28/22

10.35	Base Call Option Confirmation, dated as of March 16, 2021 between IMAX Corporation and Wells Fargo Bank, National Association.	10-Q	001-35066	10.1	4/29/21

10.36	Base Call Option Confirmation, dated as of March 16, 2021 between IMAX Corporation and Mizuho Markets Americas LLC.	10-Q	001-35066	10.2	4/29/21

10.37	Base Call Option Confirmation, dated as of March 16, 2021 between IMAX Corporation and JPMorgan Chase Bank, National Association.	10-Q	001-35066	10.3	4/29/21

10.38	Base Call Option Confirmation, dated as of March 16, 2021 between IMAX Corporation and HSBC Bank USA, National Association.	10-Q	001-35066	10.4	4/29/21

10.39	Additional Call Option Confirmation, dated as of March 18, 2021 between IMAX Corporation and Wells Fargo Bank, National Association.	10-Q	001-35066	10.5	4/29/21

10.40	Additional Call Option Confirmation, dated as of March 18, 2021 between IMAX Corporation and Mizuho Markets Americas LLC.	10-Q	001-35066	10.6	4/29/21

10.40	Additional Call Option Confirmation, dated as of March 18, 2021 between IMAX Corporation and JPMorgan Chase Bank, National Association.	10-Q	001-35066	10.7	4/29/21

10.41	Additional Call Option Confirmation, dated as of March 18, 2021 between IMAX Corporation and HSBC Bank USA, National Association.	10-Q	001-35066	10.8	4/29/21

*19.1	IMAX Insider Trading Policy.

*21.1	Subsidiaries of IMAX Corporation.

*23.1	Consent of PricewaterhouseCoopers LLP.

*24.1	Power of Attorney of certain directors.

*31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 19, 2025, by Richard L. Gelfond.

*31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 19, 2025, by Natasha Fernandes.

^32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 19, 2025, by Richard L. Gelfond.

^32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 19, 2025, by Natasha Fernandes.

97.1	Clawback Policy.	10-K	001-35066	97.1	2/27/23

*101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

*101.SCH	Inline XBRL Taxonomy Extension Schema Document

*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*    Filed herewith
^    Furnished herewith
+    Management contract or compensatory plan, contract or arrangement

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAX CORPORATION

By	/s/ NATASHA FERNANDES
Natasha Fernandes
Chief Financial Officer

Date: February 19, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 19, 2025.

/s/ RICHARD L. GELFOND	/s/ NATASHA FERNANDES
Richard L. Gelfond Chief Executive Officer & Director (Principal Executive Officer)	Natasha Fernandes Chief Financial Officer & Executive Vice-President (Principal Financial Officer and Principal Accounting Officer)

*	*	*
Darren D. Throop Chairman of the Board & Director	Gail Berman Director	Eric A. Demirian (Chair) Director

*	*	*
Kevin Douglas Director	David W. Leebron Director	Michael MacMillan Director

*	*	*
Steve Pamon Director	Dana Settle Director	Jennifer Wong Director

By	* /s/ NATASHA FERNANDES
Natasha Fernandes
(as attorney-in-fact)