Form 10-Q
period 2025-03-31
IMAX CORP
filed 2025-04-23
CIK 921582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of March 31, 2025
Common Shares, no par value	53,742,048

IMAX CORPORATION

IMAX CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

IMAX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. Dollars, except share amounts)
(Unaudited)

	March 31,	December 31,
	2025	2024
Assets
Cash and cash equivalents	$97,069	$100,592
Accounts receivable, net of allowance for credit losses	122,342	107,669
Financing receivables, net of allowance for credit losses	120,015	119,885
Variable consideration receivables, net of allowance for credit losses	83,015	82,593
Inventories	31,725	32,840
Prepaid expenses	14,040	13,121
Film assets, net of accumulated amortization	10,699	8,686
Property, plant and equipment, net of accumulated depreciation	245,073	240,133
Other assets	22,107	22,441
Deferred income tax assets, net of valuation allowance	14,394	14,499
Goodwill	52,815	52,815
Other intangible assets, net of accumulated amortization	35,010	35,124
Total assets	$848,304	$830,398
Liabilities
Accounts payable	$25,063	$19,803
Accrued and other liabilities	92,716	100,916
Deferred revenue	54,117	52,686
Revolving credit facility borrowings, net of unamortized debt issuance costs	49,472	36,356
Convertible notes and other borrowings, net of unamortized discounts and debt issuance costs	230,126	229,901
Deferred income tax liabilities	12,521	12,521
Total liabilities	464,015	452,183
Commitments, contingencies and guarantees (see Note 7)
Non-controlling interests	676	680
Shareholders’ equity
Capital stock common shares — no par value. Authorized — unlimited number. 53,742,048 issued and outstanding (December 31, 2024 — 52,946,200 issued and outstanding)	414,041	401,420
Other equity	169,751	185,268
Statutory surplus reserve	4,106	4,051
Accumulated deficit	(272,403)	(274,675)
Accumulated other comprehensive loss	(15,992)	(16,598)
Total shareholders’ equity attributable to common shareholders	299,503	299,466
Non-controlling interests	84,110	78,069
Total shareholders’ equity	383,613	377,535
Total liabilities and shareholders’ equity	$848,304	$830,398

(See the accompanying notes, which are an integral part of these Condensed Consolidated Financial Statements.)

IMAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of U.S. Dollars, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Revenues
Technology sales	$13,524	$7,904
Image enhancement and maintenance services	50,753	50,348
Technology rentals	19,311	18,601
Finance income	3,079	2,270
	86,667	79,123
Costs and expenses applicable to revenues
Technology sales	7,223	4,767
Image enhancement and maintenance services	19,445	21,195
Technology rentals	6,823	6,272
	33,491	32,234
Gross margin	53,176	46,889
Selling, general and administrative expenses	33,462	31,257
Research and development	1,318	2,187
Amortization of intangible assets	1,731	1,343
Credit loss (reversal) expense, net	(126)	35
Restructuring and other charges	57	—
Income from operations	16,734	12,067
Realized and unrealized investment gains	32	30
Retirement benefits non-service expense	(70)	(107)
Interest income	540	534
Interest expense	(1,801)	(1,945)
Income before taxes	15,435	10,579
Income tax expense	(7,285)	(5,159)
Net income	8,150	5,420
Net income attributable to non-controlling interests	(5,823)	(2,146)
Net income attributable to common shareholders	$2,327	$3,274

Net income per share attributable to common shareholders:
Basic and diluted	$0.04	$0.06

Weighted average shares outstanding (in thousands):
Basic	53,145	52,501
Diluted	54,969	53,406

(See the accompanying notes, which are an integral part of these Condensed Consolidated Financial Statements.)

IMAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands of U.S. Dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Net income	$8,150	$5,420
Other comprehensive income (loss) before tax
Unrealized net loss from cash flow hedging instruments	(715)	(916)
Realized net loss from cash flow hedging instruments	1,335	11
Foreign currency translation adjustments	421	(542)
Defined benefit and postretirement benefit plans	(205)	(249)
Total other comprehensive income (loss) before tax	836	(1,696)
Income tax (expense) benefit related to other comprehensive income	(109)	303
Other comprehensive income (loss), net of tax	727	(1,393)
Comprehensive income	8,877	4,027
Comprehensive income attributable to non-controlling interests	(5,944)	(1,992)
Comprehensive income attributable to common shareholders	$2,933	$2,035

(See the accompanying notes, which are an integral part of these Condensed Consolidated Financial Statements.)

IMAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. Dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Operating Activities
Net income	$8,150	$5,420
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	14,913	15,164
Amortization of deferred financing costs	492	492
Credit loss (reversal) expense, net	(126)	35
Write-downs, including asset impairments	193	109
Deferred income tax expense	—	571
Share-based and other non-cash compensation	5,275	4,783
Unrealized foreign currency exchange loss	289	33
Realized and unrealized investment gain	(32)	(30)
Changes in assets and liabilities:
Accounts receivable	(15,014)	(4,502)
Inventories	1,032	(4,672)
Film assets	(7,396)	(4,912)
Deferred revenue	1,390	(6,075)
Changes in other operating assets and liabilities	(2,215)	(17,384)
Net cash provided by (used in) operating activities	6,951	(10,968)
Investing Activities
Purchase of property, plant and equipment	(1,645)	(1,104)
Investment in equipment for joint revenue sharing arrangements	(11,746)	(4,442)
Acquisition of other intangible assets	(1,233)	(1,594)
Net cash used in investing activities	(14,624)	(7,140)
Financing Activities
Revolving credit facility borrowings	23,000	45,000
Repayments of revolving credit facility borrowings	(10,000)	(156)
Repayments of other borrowings	(209)	—
Repurchase of common shares	—	(17,856)
Taxes withheld and paid on employee stock awards vested	(9,505)	(4,194)
Common shares issued - stock options exercised	948	—
Net cash provided by financing activities	4,234	22,794
Effects of exchange rate changes on cash	(84)	131
(Decrease) increase in cash and cash equivalents during period	(3,523)	4,817
Cash and cash equivalents, beginning of period	100,592	76,200
Cash and cash equivalents, end of period	$97,069	$81,017

(See the accompanying notes, which are an integral part of these Condensed Consolidated Financial Statements.)

IMAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands of U.S. Dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Adjustments to capital stock:
Balance, beginning of period	$401,420	$389,048
Restricted share units vested, net of shares withheld for employee tax obligations	11,380	13,066
Employee stock options exercised, net of shares withheld for employee tax obligations	948	—
Grant date fair value of stock options exercised	293	—
Average carrying value of repurchased and retired common shares	—	(8,517)
Balance, end of period	414,041	393,597
Adjustments to other equity:
Balance, beginning of period	185,268	185,087
Amortization of share-based payment expense - restricted share units	3,745	2,924
Amortization of share-based payment expense - performance stock units	1,973	1,887
Restricted share units vested	(20,942)	(17,943)
Grant date fair value of stock options exercised	(293)	—
Change in ownership interest related to IMAX China	—	(78)
Balance, end of period	169,751	171,877
Adjustments to statutory surplus reserve:
Balance, beginning of period	4,051	3,932
Change in statutory surplus reserve, IMAX China	55	—
Balance, end of period	4,106	3,932
Adjustments to accumulated deficit:
Balance, beginning of period	(274,675)	(292,845)
Net income attributable to common shareholders	2,327	3,274
Statutory surplus reserve deducted from retained earnings, IMAX China	(55)	—
Common shares repurchased and retired	—	(7,713)
Balance, end of period	(272,403)	(297,284)
Adjustments to accumulated other comprehensive loss:
Balance, beginning of period	(16,598)	(12,081)
Other comprehensive income (loss), net of tax	606	(1,239)
Balance, end of period	(15,992)	(13,320)
Adjustments to non-controlling interests:
Balance, beginning of period	78,069	71,790
Net income attributable to non-controlling interests	5,827	2,155
Other comprehensive income (loss), net of tax	121	(154)
Share-based compensation attributable to non-controlling interests	93	59
Change in ownership interest related to IMAX China common share repurchases	—	78
Balance, end of period	84,110	73,928
Total Shareholders’ Equity	$383,613	$332,730

(See the accompanying notes, which are an integral part of these Condensed Consolidated Financial Statements.)

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. Dollars, unless otherwise stated)

1. Basis of Presentation

Accounting Principles

IMAX Corporation (together with its subsidiaries, unless the context requires otherwise, the “Company” or “IMAX”), prepares financial statements in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures have been condensed or omitted as permitted by such rules and regulations. In the opinion of the Company’s management, the unaudited Condensed Consolidated Financial Statements reflect all necessary adjustments for a fair statement of interim results. The Condensed Consolidated Balance Sheet at December 31, 2024 was derived from the Company’s audited annual Consolidated Financial Statements in the Company’s 2024 Annual Report on Form 10-K (the “2024 Form 10-K”), but does not contain all of the footnote disclosures included in the annual financial statements. The interim results presented in the Company’s Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows are not necessarily indicative of results for a full year.

These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements in the 2024 Form 10-K, which includes significant accounting policies adopted by the Company.

Principles of Consolidation

These unaudited Condensed Consolidated Financial Statements include the accounts of IMAX Corporation together with its consolidated subsidiaries, except for subsidiaries which have been identified as variable interest entities (“VIEs”) where the Company is not the primary beneficiary. All intercompany accounts and transactions have been eliminated. The Company has evaluated its various variable interests to determine whether they are VIEs as required by U.S. GAAP.

The Company has interests in ten film production companies, which have been identified as VIEs. The Company is the primary beneficiary of and consolidates five of these entities as it has the power to direct the activities that most significantly impact the economic performance of the VIE, and it has the obligation to absorb losses or the right to receive benefits from the respective VIE that could potentially be significant. The majority of the assets relating to these production companies are held by the IMAX Original Film Fund (the “Original Film Fund”). The Company does not consolidate the other five film production companies because it does not have the power to direct their activities and it does not have the obligation to absorb the majority of the expected losses or the right to receive expected residual returns. The Company uses the equity method of accounting for these entities, which continues to not be material to the Company’s Condensed Consolidated Financial Statements. A change in the value of an equity method investment that is other than temporary is recognized in the Condensed Consolidated Statements of Operations.

As of March 31, 2025 and December 31, 2024, total assets and liabilities of the Company’s consolidated VIEs were as follows:

	March 31,	December 31,
(In thousands of U.S. Dollars)	2025	2024
Total assets	$1,637	$1,459
Total liabilities	$246	$246

Estimates and Assumptions

In preparing the Company’s Condensed Consolidated Financial Statements, management makes judgments in applying various accounting policies. The areas of policy judgment are consistent with those reported in Note 2 of the Company’s audited Consolidated Financial Statements included in its 2024 Form 10-K. The significant estimates made by management include, but are not limited to: (i) the allocation of the transaction price in an IMAX System arrangement to distinct performance obligations; (ii) the amount of variable consideration to be earned on sales of IMAX Systems based on projections of future box office performance and inflation; (iii) expected credit losses on accounts receivable, financing receivables, and variable consideration receivables; (iv) provisions for the write-down of excess and obsolete inventory; (v) the fair values of the reporting units used in assessing the recoverability of goodwill; (vi) the cash flow projections used in testing the recoverability of long-lived assets such as the system equipment supporting joint revenue sharing arrangements; (vii) the economic lives of the system equipment supporting joint revenue sharing arrangements; (viii) the useful lives of intangible assets; (ix) the ultimate revenue forecasts used to test the recoverability of film assets; (x) the discount rates used to determine the present value of financing receivables, variable consideration and lease liabilities, as well as to determine the fair values of the Company’s reporting units for the purpose of assessing the recoverability of goodwill; (xi) pension plan assumptions; (xii) estimates related to the fair value and projected vesting of share-based payment awards; (xiii) the valuation of deferred income tax assets; and (xiv) reserves related to uncertain tax positions.

2. New Accounting Standards and Accounting Changes

Issued FASB Accounting Standard Codification Updates Not Yet Adopted

Improvements to Income Tax Disclosures

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). The amendments in ASU 2023-09 improve the transparency of income tax disclosures by requiring (i) consistent categories and greater disaggregation of information in the rate reconciliation, and (ii) income taxes to be paid disaggregated by jurisdiction. ASU 2023-09 is effective annual periods beginning on or after December 31, 2024. The Company is in the process of evaluating the impact of this ASU on its annual disclosures in its Consolidated Financial Statements.

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued Accounting Standard Update No. 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures” (“ASU 2024-03”). The amendments in ASU 2024-03 expand disclosures about specific expense categories presented on the face of the income statement and addresses requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation and amortization) in commonly presented expense captions (such as cost of sales, selling, general and administrative expenses). ASU 2024-03 is effective for fiscal years beginning after December 15, 2026 and interim periods thereafter with early adoption permitted. The Company is in the process of evaluating the impact of this ASU on its Consolidated Financial Statements.

The Company considers the applicability and impact of all recently issued FASB accounting standard codification updates. ASUs that are not noted above were assessed and determined to be not applicable or not significant to the Company’s Condensed Consolidated Financial Statements for the period ended March 31, 2025.

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

In order to mitigate the credit risk associated with its receivables, management performs an initial credit evaluation prior to entering into an arrangement with a customer and then regularly monitors the credit quality of each customer through an analysis of collections history and aging. This monitoring process includes meetings on at least a monthly basis to identify credit concerns and potential changes in credit quality classification. A customer may improve their credit quality classification once a substantial payment is made on an overdue balance or when the customer has agreed to a payment plan and payments have commenced in accordance with that plan. Changes in credit quality classification are dependent upon management approval. The Company’s internal credit quality classifications are reported in Note 4 of the Company’s audited Consolidated Financial Statements included in its 2024 Form 10-K.

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

The following tables summarize the activity in the allowance for credit losses related to Accounts Receivable for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31, 2025
(In thousands of U.S. Dollars)	Theater Operators	Studios	Other	Total
Beginning balance	$11,678	$1,017	$583	$13,278
Current period (reversal) provision, net	(116)	407	(128)	163
Write-offs, net of recoveries	—	(188)	—	(188)
Foreign exchange	(79)	—	—	(79)
Ending balance	$11,483	$1,236	$455	$13,174

	Three Months Ended
	March 31, 2024
(In thousands of U.S. Dollars)	Theater Operators	Studios	Other	Total
Beginning balance	$14,355	$616	$1,006	$15,977
Current period (reversal) provision, net	(94)	14	73	(7)
Foreign exchange	(14)	—	—	(14)
Ending balance	$14,247	$630	$1,079	$15,956

For the three months ended March 31, 2025, the Company’s allowance for current expected credit losses related to Accounts Receivable decreased by $0.1 million. The Company recorded $0.2 million in write-offs in the allowance for credit losses for the three months ended March 31, 2025.

For the three months ended March 31, 2024, the Company’s allowance for current expected credit losses related to Accounts Receivable decreased by less than $0.1 million.

Financing Receivables

Financing receivables are due from theater operators and consist of the Company’s net investment in sales-type leases and receivables associated with financed sales of IMAX Systems. As of March 31, 2025 and December 31, 2024, financing receivables consisted of the following:

	March 31,	December 31,
(In thousands of U.S. Dollars)	2025	2024
Net investment in leases:
Gross minimum payments due under sales-type leases	$31,183	$30,890
Unearned finance income	(1,016)	(887)
Present value of minimum payments due under sales-type leases	30,167	30,003
Allowance for credit losses	(667)	(664)
Net investment in leases	29,500	29,339
Financed sales receivables:
Gross minimum payments due under financed sales	126,500	127,906
Unearned finance income	(26,028)	(27,199)
Present value of minimum payments due under financed sales	100,472	100,707
Allowance for credit losses	(9,957)	(10,161)
Net financed sales receivables	90,515	90,546
Total financing receivables	$120,015	$119,885

Net financed sales receivables due within one year	$28,089	$30,136
Net financed sales receivables due after one year	62,426	60,410
Total financed sales receivables	$90,515	$90,546

As of March 31, 2025 and December 31, 2024, the weighted-average remaining lease term and weighted-average interest rate associated with the Company’s sales-type lease arrangements and financed sales receivables, as applicable, were as follows:

	March 31,	December 31,
(In thousands of U.S. Dollars)	2025	2024
Weighted-average remaining lease term (in years):
Sales-type lease arrangements	8.7	8.5
Weighted-average interest rate
Sales-type lease arrangements	7.05%	7.24%
Financed sales receivables	9.08%	8.95%

The tables below provide information on the Company’s net investment in leases by credit quality indicator as of March 31, 2025 and December 31, 2024. The amounts disclosed for each credit quality classification are determined on a theater-by-theater basis as per the origination year of the relationship, and include both billed and unbilled amounts.

(In thousands of U.S. Dollars)	By Origination Year
As of March 31, 2025	2025	2024	2023	2022	2021	Prior	Total
Net investment in leases:
Credit quality classification:
In good standing	$307	$3,458	$3,198	$3,196	$9,106	$10,075	$29,340
Credit Watch	—	—	—	—	—	—	—
Pre-approved transactions	—	—	—	—	—	—	—
Transactions suspended	—	—	—	426	—	401	827
Total net investment in leases	$307	$3,458	$3,198	$3,622	$9,106	$10,476	$30,167

(In thousands of U.S. Dollars)	By Origination Year
As of December 31, 2024	2024	2023	2022	2021	2020	Prior	Total
Net investment in leases:
Credit quality classification:
In good standing	$3,469	$3,190	$3,057	$6,625	$1,963	$1,931	$20,235
Credit Watch	—	—	—	—	—	—	—
Pre-approved transactions	—	—	—	2,800	1,477	4,664	8,941
Transactions suspended	—	—	426	—	—	401	827
Total net investment in leases	$3,469	$3,190	$3,483	$9,425	$3,440	$6,996	$30,003

The tables below provide information on the Company’s financed sales receivables by credit quality indicator as of March 31, 2025 and December 31, 2024. The amounts disclosed for each credit quality classification are determined on a theater-by-theater basis as per the origination year of the relationship, and include both billed and unbilled amounts.

(In thousands of U.S. Dollars)	By Origination Year
As of March 31, 2025	2025	2024	2023	2022	2021	Prior	Total
Financed sales receivables:
Credit quality classification:
In good standing	$864	$6,084	$6,932	$5,708	$5,832	$46,102	$71,522
Credit Watch	—	—	—	—	—	565	565
Pre-approved transactions	—	427	1,143	—	3,016	9,629	14,215
Transactions suspended	—	—	—	298	612	13,260	14,170
Total financed sales receivables	$864	$6,511	$8,075	$6,006	$9,460	$69,556	$100,472

(In thousands of U.S. Dollars)	By Origination Year
As of December 31, 2024	2024	2023	2022	2021	2020	Prior	Total
Financed sales receivables:
Credit quality classification:
In good standing	$6,217	$7,249	$5,980	$6,152	$4,974	$41,570	$72,142
Credit Watch	—	—	—	—	—	567	567
Pre-approved transactions	411	779	298	3,468	1,899	8,132	14,987
Transactions suspended	—	—	—	114	143	12,754	13,011
Total financed sales receivables	$6,628	$8,028	$6,278	$9,734	$7,016	$63,023	$100,707

The following tables provide an aging analysis for the Company’s net investment in leases and financed sales receivables as of March 31, 2025 and December 31, 2024:

	As of March 31, 2025
(In thousands of U.S. Dollars)	Accrued and Current	30-89 Days	90+ Days	Billed	Unbilled	Recorded Receivable	Allowance for Credit Losses	Net
Net investment in leases	$292	$397	$3,827	$4,516	$25,651	$30,167	$(667)	$29,500
Financed sales receivables	853	2,184	12,540	15,577	84,895	100,472	(9,957)	90,515
Total	$1,145	$2,581	$16,367	$20,093	$110,546	$130,639	$(10,624)	$120,015

	As of December 31, 2024
(In thousands of U.S. Dollars)	Accrued and Current	30-89 Days	90+ Days	Billed	Unbilled	Recorded Receivable	Allowance for Credit Losses	Net
Net investment in leases	$222	$218	$3,185	$3,625	$26,378	$30,003	$(664)	$29,339
Financed sales receivables	895	1,019	12,462	14,376	86,331	100,707	(10,161)	90,546
Total	$1,117	$1,237	$15,647	$18,001	$112,709	$130,710	$(10,825)	$119,885

The following tables provide information about the Company’s net investment in leases and financed sales receivables with billed amounts past due for which it continues to accrue finance income as of March 31, 2025 and December 31, 2024. The amounts disclosed for each credit quality classification are determined on a theater-by-theater basis and include both billed and unbilled amounts.

	As of March 31, 2025
(In thousands of U.S. Dollars)	Accrued and Current	30-89 Days	90+ Days	Billed	Unbilled	Allowance for Credit Losses	Net
Net investment in leases	$278	$344	$3,827	$4,449	$19,072	$(8)	$23,513
Financed sales receivables	666	1,702	10,134	12,502	42,128	(1,128)	53,502
Total	$944	$2,046	$13,961	$16,951	$61,200	$(1,136)	$77,015

	As of December 31, 2024
(In thousands of U.S. Dollars)	Accrued and Current	30-89 Days	90+ Days	Billed	Unbilled	Allowance for Credit Losses	Net
Net investment in leases	$222	$218	$3,185	$3,625	$20,176	$(6)	$23,795
Financed sales receivables	727	610	10,143	11,480	42,208	(1,086)	52,602
Total	$949	$828	$13,328	$15,105	$62,384	$(1,092)	$76,397

The following table provides information about the Company’s net investment in leases and financed sale receivables that were on nonaccrual status as of March 31, 2025 and December 31, 2024:

	As of March 31, 2025			As of December 31, 2024
(In thousands of U.S. Dollars)	Recorded Receivable	Allowance for Credit Losses	Net	Recorded Receivable	Allowance for Credit Losses	Net
Net investment in leases	$827	$(614)	$213	$827	$(614)	$213
Net financed sales receivables	28,950	(8,969)	19,981	28,565	(8,317)	20,248
Total	$29,777	$(9,583)	$20,194	$29,392	$(8,931)	$20,461

For the three months ended March 31, 2025 and 2024, the Company did not recognize Finance Income related to the net investment in leases on nonaccrual status. For the three months ended March 31, 2025, the Company recognized less than $0.1 million (2024 — $0.4 million) in Finance Income related to the financed sales receivables in nonaccrual status.

The following tables summarize the activity in the allowance for credit losses related to the Company’s net investment in leases and financed sale receivables for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31, 2025
(In thousands of U.S. Dollars)	Net Investment in Leases	Net Financed Sales Receivables
Beginning balance	$664	$10,161
Current period provision (reversal), net	3	(199)
Foreign exchange	—	(5)
Ending balance	$667	$9,957

	Three Months Ended
	March 31, 2024
(In thousands of U.S. Dollars)	Net Investment in Leases	Net Financed Sales Receivables
Beginning balance	$453	$9,617
Current period provision (reversal), net	4	(4)
Foreign exchange	(6)	3
Ending balance	$451	$9,616

For the three months ended March 31, 2025, the Company’s allowance for current expected credit losses related to its net investment in leases increased by less than $0.1 million (2024 — decreased by less than $0.1 million), and financed sale receivables decreased by $0.2 million (2024 — decreased by less than $0.1 million)

Variable Consideration Receivables

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

The following table summarizes the activity in the Allowance for Credit Losses related to Variable Consideration Receivables for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
	2025	2024
(In thousands of U.S. Dollars)	Theater Operators	Theater Operators
Beginning balance	$116	$633
Current period provision (reversal), net	(9)	3
Foreign exchange	—	—
Ending balance	$107	$636

For the three months ended March 31, 2025, the Company’s allowance for current expected credit losses related to Variable Consideration Receivables decreased by less than $0.1 million (2024 — increased by less than $0.1 million).

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

For the three months ended March 31, 2025 and 2024, the components of lease expense recorded within Selling, General and Administrative Expenses was as follows:

	Three Months Ended
	March 31,
(In thousands of U.S. Dollars)	2025	2024
Operating lease cost:
Amortization of operating lease assets	$568	$522
Interest on operating lease liabilities	173	175
Short-term and variable lease costs	76	78
Finance lease cost:
Amortization of finance lease assets	100	100
Interest on finance lease liabilities	—	7
Total lease cost	$917	$882

For the three months ended March 31, 2025 and 2024, supplemental cash and non-cash information related to leases was as follows:

	Three Months Ended
	March 31,
(In thousands of U.S. Dollars)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating leases	$732	$723
Finance leases	—	28
Supplemental disclosure of noncash leasing activities:
Right-of-use assets obtained in exchange for operating lease obligations	$1,765	$260

As of March 31, 2025 and December 31, 2024, supplemental balance sheet information related to leases were as follows:

		March 31,	December 31,
(In thousands of U.S. Dollars)		2025	2024
Assets:	Balance Sheet Location
Operating lease right-of-use assets	Property, plant and equipment	$11,221	$10,019
Finance lease right-of-use assets	Property, plant and equipment	922	1,022
Liabilities:	Balance Sheet Location
Operating lease liabilities	Accrued and other liabilities	$13,035	$11,861

As of March 31, 2025 and December 31, 2024, the weighted-average remaining lease term and weighted-average interest rate associated with the Company’s leases were as follows:

	March 31,	December 31,
	2025	2024
Operating leases:
Weighted-average remaining lease term (years)	4.4	4.8
Weighted-average discount rate	5.83%	5.87%
Finance leases:
Weighted-average remaining lease term (years)	2.3	2.6
Weighted-average discount rate	6.00%	6.00%

As of March 31, 2025, the maturities of the Company’s operating lease liabilities are as follows:

(In thousands of U.S. Dollars)	Operating Leases
2025 (nine months remaining)	$2,470
2026	3,294
2027	3,236
2028	3,034
2029	2,518
Thereafter	325
Total lease payments	$14,877
Less: interest expense	(1,842)
Present value of lease liabilities	$13,035

IMAX Corporation as a Lessor

The Company provides IMAX Systems to customers through long-term lease arrangements that for accounting purposes are classified as sales-type leases. Under these arrangements, in exchange for providing the IMAX System, the Company earns fixed upfront and ongoing consideration. Certain arrangements that are legal sales are also classified as sales-type leases as certain clauses within the arrangements limit transfer of title or provide the Company with conditional rights to the system. The customer’s rights under the Company’s sales-type lease arrangements are described in Note 2 of the Company’s audited Consolidated Financial Statements included in its 2024 Form 10-K. Under the Company’s sales-type lease arrangements, the customer has the ability and the right to operate the hardware components or direct others to operate them in a manner determined by the customer. The Company’s lease portfolio terms are typically non-cancellable for 10 to 20 years with renewal provisions from inception. The Company’s sales-type lease arrangements do not contain a guarantee of residual value at the end of the lease term. The customer is required to pay for executory costs such as insurance and taxes and is required to pay the Company for maintenance and an extended warranty generally after the first year of the lease until the end of the lease term. The customer is responsible for obtaining insurance coverage for the IMAX System commencing on the date specified in the arrangement’s shipping terms and ending on the date the IMAX System is returned to the Company.

The Company also provides IMAX Systems to customers through joint revenue sharing arrangements (“JRSAs”). Under the traditional form of these arrangements, in exchange for providing the IMAX System under a long-term lease, the Company earns rent based on a percentage of contingent box office receipts and, in some cases, concession revenues, rather than a fixed upfront fee or annual minimum payments.

Under certain other JRSAs, known as hybrid arrangements, the customer is responsible for making fixed upfront payments prior to the delivery and installation of the IMAX System.

Under JRSAs, the customer has the ability and the right to operate the hardware components or direct others to operate them in a manner determined by the customer. The Company’s JRSAs are typically non-cancellable for ten years or longer with renewal provisions. Title to the IMAX System under a joint revenue sharing arrangement generally does not transfer to the customer. The Company’s joint revenue sharing arrangements do not contain a guarantee of residual value at the end of the lease term. The customer is required to pay for executory costs such as insurance and taxes and is required to pay the Company for maintenance and an extended warranty throughout the term. The customer is responsible for obtaining insurance coverage for the IMAX System commencing on the date specified in the arrangement’s shipping terms and ending on the date the IMAX System is returned to the Company.

The following lease payments are expected to be received by the Company for its sales-type leases and joint revenue sharing arrangements in each of the remainder of 2025, next four years and thereafter following the March 31, 2025 balance sheet date:

(In thousands of U.S. Dollars)	Sales-Type Leases	Joint Revenue Sharing Arrangements
2025 (nine months remaining)	$2,352	$10
2026	3,170	—
2027	3,103	—
2028	2,954	—
2029	2,954	—
Thereafter	16,650	—
Total	$31,183	$10

5. Inventories

As of March 31, 2025 and December 31, 2024, Inventories consisted of the following:

	March 31,	December 31,
(In thousands of U.S. Dollars)	2025	2024
Raw materials	$28,192	$29,162
Work-in-process	1,819	1,611
Finished goods	1,714	2,067
Total	$31,725	$32,840

As of March 31, 2025, Inventories included finished goods of $1.1 million (December 31, 2024 — $1.8 million) for which title had passed to the customers, but the criteria for revenue recognition were not met as of the balance sheet date.

During the three months ended March 31, 2025, and 2024, the Company recorded write-downs of $0.1 million, and less than $0.1 million, in Costs and Expenses Applicable to Revenues ― Technology Sales.

6. Borrowings

Revolving Credit Facility Borrowings, Net

As of March 31, 2025 and December 31, 2024, Revolving Credit Facility Borrowings, Net includes the following:

	March 31,	December 31,
(In thousands of U.S. Dollars)	2025	2024
Wells Fargo Credit Facility borrowings	$50,000	$37,000
Unamortized debt issuance costs	(528)	(644)
Revolving Credit Facility Borrowings, net	$49,472	$36,356

Credit Agreement

The Company is a party to a Sixth Amended and Restated Credit Agreement, dated as of March 25, 2022 (the “Credit Agreement”), that provides for a credit facility (the “Credit Facility”) maturing March 25, 2027. The Company’s obligations under the Credit Agreement are guaranteed by certain of the Company’s subsidiaries (the “Guarantors”), and are secured by first-priority security interests in substantially all of the assets of the Company and the Guarantors.

The Credit Agreement provides for a revolving borrowing capacity of $300.0 million, and contains an uncommitted accordion feature allowing the Company to further increase its borrowing capacity by the greater of $140.0 million, for a total of $440.0 million, or by the Company’s EBITDA (as defined in the Credit Agreement) (“Adjusted EBITDA per Credit Facility”) for the sum of the four most recently ended fiscal quarters, subject to certain conditions, depending on the mix of revolving loans and/or term loans under the incremental facility and subject to conditions set forth in the Credit Agreement.

The Credit Agreement requires that the Company maintain a maximum Senior Secured Net Leverage Ratio (as defined in the Credit Agreement) of no greater than 3.25:1.00, on the last day of each fiscal quarter. The Company was in compliance with this requirement as of March 31, 2025 as the Senior Secured Net Leverage Ratio was 0.05:1.00.

As of March 31, 2025, borrowings under the Credit Facility were $50.0 million (December 31, 2024 — $37.0 million) and bore interest at Term SOFR (as defined in the Credit Agreement), plus a margin of 1.75% per annum based on the Company’s total leverage ratio. The effective interest rate for the three months ended March 31, 2025 was 6.18% (2024 — 6.93%).

As of March 31, 2025 and December 31, 2024, the Company had no letters of credit or advance payment guarantees outstanding under the Credit Facility. As of March 31, 2025, the amount available for future borrowings under the Credit Facility was $250.0 million (December 31, 2024 — $263.0 million).

Foreign Exchange Facility

Within the Credit Facility, the Company is able to purchase foreign currency forward contracts and/or other swap arrangements. As of March 31, 2025, the net unrealized loss on the Company’s outstanding foreign currency forward contracts was $1.4 million, representing the amount by which the notional value of these forward contracts exceeded their fair value (December 31, 2024 — net unrealized loss of $2.0 million). As of March 31, 2025, the notional value of the Company’s outstanding foreign currency forward contracts was $53.8 million (December 31, 2024 — $48.4 million).

Bank of China Facility

As of March 31, 2025, and December 31, 2024, there were no borrowings outstanding under the Bank of China Facility (as defined and described in Note 13 to the Company’s audited Consolidated Financial Statements in its 2024 Form 10-K) and outstanding letters of guarantee were RMB 0.2 million (less than $0.1 million).

As of March 31, 2025, the amount available for future borrowings under the Bank of China Facility was RMB 190.0 million ($26.5 million) and the amount available for letters of guarantee was RMB 9.8 million ($1.4 million). The amount available for future borrowings under the Bank of China Facility is not subject to a standby fee. The effective interest rate for the three months ended March 31, 2025 was 0% (2024 — 0%). There were no amounts drawn under the Bank of China Facility during the three months ended March 31, 2025. The Bank of China Facility has been renewed to March 20, 2026.

HSBC China Facility

As of March 31, 2025, and December 31, 2024, no borrowings were outstanding under the HSBC China Facility (as defined and described in Note 13 to the Company’s audited Consolidated Financial Statements in its 2024 Form 10-K). As of March 31, 2025, and December 31, 2024 the amount available for future borrowings under the HSBC China Facility was RMB 200.0 million ($27.9 million). The effective interest rate for the three months ended March 31, 2025 was 0% (December 2024 — 0%).

NBC Facility

The NBC Facility has been renewed to September 20, 2025. The Company did not have any letters of credit or advance payment guarantees outstanding as of March 31, 2025 and December 31, 2024 under the NBC Facility (as defined and described in Note 13 to the Company’s audited Consolidated Financial Statements in its 2024 Form 10-K).

Convertible Notes and Other Borrowings, Net

As of March 31, 2025 and December 31, 2024, Convertible Notes and Other Borrowings, Net included the following:

	March 31,	December 31,
(In thousands of U.S. Dollars)	2025	2024
Convertible Notes	$230,000	$230,000
Unamortized discounts and debt issuance costs	(1,488)	(1,864)
Convertible Notes, net	228,512	228,136

Federal Economic Development Loan	1,847	2,056
Unaccreted interest benefit	(233)	(291)
Federal Economic Development Loan, net	1,614	1,765

Convertible Notes and Other Borrowings, net	$230,126	$229,901

Convertible Notes

On March 19, 2021, the Company issued $230.0 million of 0.500% Convertible Senior Notes due 2026 (the “Convertible Notes”).

The Convertible Notes are senior unsecured obligations of the Company and bear interest at a rate of 0.500% per annum on the principal of $230.0 million, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2021. The Convertible Notes will mature on April 1, 2026, unless they are redeemed or repurchased by the Company or converted on an earlier date.

The Company continues to record the Convertible Notes entirely as a liability on the Condensed Consolidated Balance Sheets, net of initial purchasers’ discounts and commissions and other debt issuance costs, with interest expense reflecting the cash coupon plus the amortization of the discounts and capitalized costs.

Federal Economic Development Loan

As of March 31, 2025, the Federal Economic Development Loan (as defined and described in Note 13 to the Company’s audited Consolidated Financial Statements in its 2024 Form 10-K) had a carrying value of $1.6 million, net of unaccreted interest benefit and is recorded within Convertible Notes and Other Borrowings, Net on the Company’s Condensed Consolidated Balance Sheets.

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

Contingencies and guarantees

The Company is involved in lawsuits, claims, and proceedings, including those identified below, which arise in the ordinary course of business. Management is required to assess the likelihood of any adverse judgments or outcomes related to these legal contingencies, as well as potential ranges of probable or reasonably possible losses. The Company records a provision for a liability when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. The determination of the amount of any liability recorded or disclosed is reviewed at least quarterly based on a careful analysis of each individual exposure with, in some cases, the assistance of outside legal counsel, taking into account the impact of negotiations, settlements, rulings, and other pertinent information related to the case. The amount of liabilities recorded or disclosed for these contingencies may change in the future due to changes in management’s judgments resulting from new developments or changes in settlement strategy. Any resulting adjustment to the liabilities recorded by the Company could have a material adverse effect on its results of operations, cash flows, and financial position in the period or periods in which such changes in judgment occur. The Company believes it has adequate provisions for any such matters. The Company expenses legal costs relating to its lawsuits, claims, and proceedings as incurred.

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

Product Warranties

The Company’s accrual for product warranties, which is recorded within Accrued and Other Liabilities on the Condensed Consolidated Balance Sheets, was $0.1 million as of March 31, 2025 and December 31, 2024, respectively.

Director and Officer Indemnifications

The Company’s by-laws contain an indemnification of its directors/officers, former directors/officers, and persons who have acted at its request to be a director/officer of an entity in which the Company is a shareholder or creditor, to indemnify them, to the extent permitted by the Canada Business Corporations Act, against expenses (including legal fees), judgments, fines and any amounts actually and reasonably incurred by them in connection with any action, suit or proceeding in which the directors and/or officers are sued as a result of their service, if they acted honestly and in good faith with a view to the best interests of the Company. In addition, the Company has entered into indemnification agreements with each of its directors in order to effectuate the foregoing. The nature of the indemnification prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to counterparties. The Company has purchased directors’ and officers’ liability insurance. No amount has been accrued on the Company’s Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024, with respect to this indemnity.

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

8. Condensed Consolidated Statements of Operations – Supplemental Information

Selling Expenses

The following table summarizes the Company’s selling expenses, including sales commissions and marketing and other, which are recognized within Costs and Expenses Applicable to Revenues in the Condensed Consolidated Statements of Operations, for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025		2024
(In thousands of U.S. Dollars)	Sales Commissions	Marketing and Other	Sales Commissions	Marketing and Other
Technology sales(1)	$180	$55	$78	$166
Image enhancement and maintenance services(2)	—	2,435	—	2,575
Technology rentals(3)	66	331	109	440
Total	$246	$2,821	$187	$3,181
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

Foreign Exchange

Included in Selling, General and Administrative Expenses for the three months ended March 31, 2025 are foreign currency net loss of $0.4 million (2024 — net loss of $0.3 million), resulting from changes in exchange rates related to foreign currency denominated monetary assets and liabilities. (Refer to “Financial Instruments — Foreign Exchange Risk Management” in Note 15 for additional information.)

Collaborative Arrangements

Joint Revenue Sharing Arrangements

The accounting policy for the Company’s JRSAs is disclosed in Note 2 of the Company’s audited Consolidated Financial Statements in its 2024 Form 10-K.

Revenue attributable to transactions arising between the Company and its customers under JRSAs are recorded within Revenues — Technology Sales (for hybrid JRSAs) and Revenues — Technology Rentals (for traditional JRSAs). For the three months ended March 31, 2025, such revenues totaled $19.2 million (2024 — $19.3 million).

IMAX Film Remastering and Distribution

The Company earns revenue through the digital remastering of films and other content into IMAX formats for distribution to the IMAX network (“IMAX Film Remastering”). The accounting policy for IMAX Film Remastering and distribution arrangements is disclosed in Note 2 of the Company’s audited Consolidated Financial Statements in its 2024 Form 10-K.

Revenue attributable to transactions arising between the Company and its customers under IMAX Film Remastering and distribution arrangements are included in Revenues – Image Enhancement and Maintenance Services. For the three months ended March 31, 2025, such revenues totaled $31.8 million (2024 — $29.7 million). (Refer to “Revenue from Contracts with Customers — Disaggregated Information About Revenue” in Note 12 for a disaggregated presentation of the Company’s revenues.)

Co-Produced Film Arrangements

The accounting policies relating to co-produced film arrangements are disclosed in Notes 2 and 3 of the Company’s audited Consolidated Financial Statements in its 2024 Form 10-K.

As of March 31, 2025, the Company is party to one co-produced film arrangement, which represented the VIE total assets balance of $1.6 million and liabilities balance of $0.2 million, and four other co-produced film arrangements, the terms of which are similar.

For the three months ended March 31, 2025, an expense of $0.1 million (2024 — $0.1 million) attributable to transactions between the Company and other parties involved in the production of the films has been included in Costs and Expenses Applicable to Revenues ― Image Enhancement and Maintenance Services.

9. Condensed Consolidated Statements of Cash Flows – Supplemental Information

Changes in other operating assets and liabilities

	Three Months Ended
	March 31,
(In thousands of U.S. Dollars)	2025	2024
Decrease (increase) in:
Financing receivables	$208	$1,481
Prepaid expenses	(917)	(525)
Variable consideration receivables	(413)	(168)
Other assets	840	353
Increase (decrease) in:
Accounts payable	5,148	(7,547)
Accrued and other liabilities	(7,081)	(10,978)
Total	$(2,215)	$(17,384)

Depreciation and amortization

	Three Months Ended
	March 31,
(In thousands of U.S. Dollars)	2025	2024
Film assets	$4,339	$5,070
Property, plant and equipment:
Equipment supporting JRSAs	5,662	5,695
Other property, plant and equipment	2,216	2,252
Other intangible assets	2,066	1,634
Other assets	630	513
Total	$14,913	$15,164

Write-downs

	Three Months Ended
	March 31,
(In thousands of U.S. Dollars)	2025	2024
Inventories	103	15
Property, plant and equipment:
Equipment supporting JRSAs	88	57
Other property, plant and equipment	2	(7)
Other intangible assets	—	35
Film assets	—	9
Total	$193	$109

Significant non-cash investing activities

	Three Months Ended
	March 31,
(In thousands of U.S. Dollars)	2025	2024
Net increase (decrease) in accruals related to:
Investment in equipment supporting JRSAs	$1,134	$(469)
Acquisition of other intangible assets	(6)	5
Purchases of property, plant and equipment(1)	—	78
Net amount	$1,128	$(386)
(1)Refer to Note 4 for supplemental disclosure of non-cash leasing activities.

10. Income Taxes

Income Tax Expense

For the three months ended March 31, 2025, the Company recorded an income tax expense of $7.3 million (2024 — income tax expense of $5.2 million). The Company’s effective tax rate of 47.2% for the three months ended March 31, 2025 reflects the geographic allocation of income earned in taxing jurisdictions and also reflects an increase in the valuation allowance, withholding taxes and a tax benefit related to share-based compensation. The Company’s effective tax rate of 48.8% for the three months ended March 31, 2024 reflects the geographic allocation of income earned in taxing jurisdictions and also reflects an increase in the valuation allowance, withholding taxes and a tax expense related to share-based compensation.

As of March 31, 2025, the Company’s Condensed Consolidated Balance Sheets included net deferred income tax assets of $14.4 million (December 31, 2024 — $14.5 million). Realization of net deferred tax assets is dependent upon generation of sufficient taxable income in future years to obtain benefit from the reversal of temporary differences, net operating loss carryforwards and tax credit carryforwards. The amount of net deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

As of March 31, 2025, the Company’s Condensed Consolidated Balance Sheets also included deferred tax liabilities of $12.5 million (December 31, 2024 — $12.5 million) primarily related to foreign withholding taxes associated with the remaining balance of non-repatriated historical earnings that will not be indefinitely reinvested outside of Canada.

11. Capital Stock and Reserves

Share-Based Compensation

For the three months ended March 31, 2025, share-based compensation expense totaled $5.2 million (2024 — $4.7 million) and is reflected in the following accounts in the Condensed Consolidated Statements of Operations:

	Three Months Ended
	March 31,
(In thousands of U.S. Dollars)	2025	2024
Costs and expenses applicable to revenues	$291	$228
Selling, general and administrative expenses	4,720	4,337
Research and development	194	111
Total	$5,205	$4,676

The following table summarizes the Company’s share-based compensation expense by each award type:

	Three Months Ended
	March 31,
(In thousands of U.S. Dollars)	2025	2024
Restricted Share Units	2,867	2,742
Performance Stock Units	1,932	1,852
IMAX China Long Term Incentive Plan Restricted Share Units	313	27
IMAX China Long Term Incentive Plan Performance Stock Units	93	55
	$5,205	$4,676

For the three months ended March 31, 2025, the Company’s share-based compensation expense included restricted share units to non-employees of less than $0.1 million that were granted and have not yet vested (2024 — less than $0.1 million, which vested immediately upon granting).

Stock Option Summary

The following table summarizes the activity under the Company’s Stock Option Plan (“SOP”) for the three months ended March 31, 2025 and 2024:

	Number of Shares		Weighted Average Exercise Price Per Share
	2025	2024	2025	2024
Stock options outstanding, beginning of period	2,469,238	3,329,422	$26.27	$26.23
Exercised	(44,031)	—	21.54	—
Expired	(470,582)	(607,114)	29.53	28.15
Stock options outstanding, end of period	1,954,625	2,722,308	25.59	25.80
Stock options exercisable, end of period	1,954,625	2,722,308	25.59	25.80

IMAX LTIP Restricted Share Units (“RSU”) Summary

The following table summarizes the activity in respect of RSUs issued under the IMAX Corporation Second Amended and Restated Long-Term Incentive Plan (as may be amended, “IMAX LTIP”) for the three months ended March 31, 2025 and 2024:

	Number of Shares		Weighted Average Grant Date Fair Value Per Share
	2025	2024	2025	2024
RSUs outstanding, beginning of period	1,465,977	1,286,830	$17.16	$18.53
Granted	497,692	846,677	25.02	16.46
Vested and settled	(667,768)	(609,016)	17.58	19.04
Forfeited	(6,274)	(16,315)	17.94	19.12
RSUs outstanding, end of period	1,289,627	1,508,176	19.98	17.15

IMAX LTIP Performance Stock Units (“PSU”) Summary

The Company grants two types of PSU awards, one which vests based on a combination of employee service and the achievement of certain Adjusted EBITDA targets and one which vests based on a combination of employee service and the achievement of total shareholder return (“TSR”) targets. The achievement of these targets are assessed over a three-year performance period. At the conclusion of the three-year performance period, the number of PSUs that ultimately vest can range from 0% to a maximum vesting opportunity of 175% of the initial Adjusted EBITDA PSU award or 150% of the initial TSR PSU award, depending upon actual performance versus the established Adjusted EBITDA and TSR targets, respectively.

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

The amount and timing of compensation expense recognized for PSUs with Adjusted EBITDA targets is dependent upon management’s assessment of the likelihood of achieving these targets. If, as a result of management’s assessment, it is projected that a greater number of PSUs will vest than previously anticipated, a life-to-date adjustment to increase compensation expense is recorded in the period that such determination is made. Conversely, if, as a result of management’s assessment, it is projected that a lower number of PSUs will vest than previously anticipated, a life-to-date adjustment to decrease compensation expense is recorded in the period that such determination is made. The expense recognized in the three months ended March 31, 2025 and 2024 includes adjustments reflecting management’s estimate of the number of Adjusted EBITDA PSUs expected to vest.

The following table summarizes the activity in respect of PSUs issued under the IMAX LTIP for the three months ended March 31, 2025 and 2024:

	Number of Awards		Weighted Average Grant Date Fair Value Per Share
	2025	2024	2025	2024
PSUs outstanding, beginning of period	1,097,634	922,621	$17.99	$19.16
Granted(1)	551,084	578,855	24.17	17.98
Vested and settled(1)	(463,212)	(316,226)	19.88	19.71
Forfeited	(3,043)	(78,489)	18.48	21.28
PSUs outstanding, end of period	1,182,463	1,106,761	20.13	18.32
(1)For the three months ended March 31, 2025, the balance of shares granted includes 176,751 additional shares, at a weighted average grant date fair value per share of $19.53, as PSUs granted in 2022 with Adjusted EBITDA targets vested at 175% and TSR targets vested at 123.5%, which reflects actual performance versus established targets.

As of March 31, 2025, the maximum number of common shares that may be issued with respect to PSUs outstanding was 1,983,624, assuming full achievement of the Adjusted EBITDA and TSR targets.

Issuer Purchases of Equity Securities

On June 12, 2017, the Company announced that its Board of Directors approved a $200.0 million share repurchase program for its common shares that would have expired on June 30, 2020, which was subsequently extended through June 30, 2026 and increased to a total share repurchase authority of $400.0 million. As of March 31, 2025, the Company had $150.7 million available under the program. The repurchases may be made either in the open market or through private transactions, including repurchases made pursuant to a plan intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, subject to market conditions, applicable legal requirements, and other relevant factors. The Company has no obligation to repurchase shares and the share repurchase program may be suspended or discontinued by the Company at any time.

During the three months ended March 31, 2025, the Company did not repurchase any common shares. During the three months ended March 31, 2024, the Company repurchased 1,158,724 common shares at an average price of $13.99 per share, for a total of $16.2 million, excluding commissions. The repurchases for the three months ended March 31, 2024 excludes repurchases of 108,393 shares for a total of $1.6 million with trade dates in December 2023. During the three months ended March 31, 2025 and 2024, there were no shares purchased in the administration of employee share based plans.

As of March 31, 2025 and December 31, 2024, the IMAX LTIP trustee did not hold any shares. Any shares held with the trustee are recorded at cost and are reported as a reduction against Capital Stock on the Company’s Condensed Consolidated Balance Sheets.

In 2023, IMAX China’s shareholders granted its Board of Directors a general mandate authorizing IMAX China’s Board of Directors, subject to applicable laws, to repurchase shares of IMAX China not to exceed 10% of the total number of issued shares as of June 7, 2023 (33,959,314 shares). This program expired on the date of the 2024 Annual General Meeting of IMAX China on June 7, 2024. During the 2024 Annual General Meeting, shareholders approved the repurchase of shares of IMAX China not to exceed 10% of the total number of shares as of June 7, 2024 (34,000,845 shares). This program will be valid until the 2025 Annual General Meeting of IMAX China. The repurchases may be made in the open market or through other means permitted by applicable laws. IMAX China has no obligation to repurchase its shares and the share repurchase program may be suspended or discontinued by IMAX China at any time.

During the three months ended March 31, 2025 and 2024, IMAX China did not repurchase any of its common shares.

Basic and Diluted Weighted Average Shares Outstanding

The following table reconciles the denominator of the basic and diluted weighted average share computations:

	Three Months Ended
	March 31,
(In thousands)	2025	2024
Issued and outstanding, beginning of period	52,946	53,260
Weighted average number of shares issued (repurchased), net	199	(759)
Weighted average number of shares outstanding - basic	53,145	52,501

Weighted average effect of potential common shares, if dilutive	1,824	905
Weighted average number of shares outstanding - diluted	54,969	53,406

For the three months ended March 31, 2025, the calculation of diluted weighted average shares outstanding excludes 971,374 shares (2024 — 3,824,411 shares) that are issuable upon the vesting or exercise of share-based compensation including: (i) nil RSUs (2024 — 729,150 RSUs), (ii) 128,333 PSUs (2024 — 372,953 PSUs) and (iii) 843,041 stock options (2024 — 2,722,308 stock options), as the effect would be anti-dilutive.

The calculation of diluted weighted average shares outstanding for the three months ended March 31, 2025 and 2024 also excludes any shares potentially issuable upon the conversion of the Convertible Notes as the average market price of the Company’s common shares during the period of time they were outstanding was less than the conversion price of the Convertible Notes.

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

The statutory surplus reserve of RMB 37.0 million ($5.8 million) has reached 50% of the Company’s PRC subsidiaries’ registered capital, and as such, no further contributions to the reserve are required.

12. Revenue from Contracts with Customers

Disaggregated Information About Revenue

The following tables summarize the Company’s Revenues by reportable segment and revenue stream type for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025
(In thousands of U.S. Dollars)	Technology Sales	Image Enhancement and Maintenance Services	Technology Rentals	Finance Income	Total
Content Solutions Segment:
Film Remastering and Distribution	$—	$32,157	$—	$—	$32,157
Other Content Solutions	—	1,917	175	—	2,092
	—	34,074	175	—	34,249
Technology Products and Services Segment:
System Sales	12,720	—	—	—	12,720
System Rentals	—	—	19,136	—	19,136
Maintenance	—	15,658	—	—	15,658
Finance Income	—	—	—	3,079	3,079
	12,720	15,658	19,136	3,079	50,593
Sub-total for reportable segments	12,720	49,732	19,311	3,079	84,842
All Other	804	1,021	—	—	1,825
Total	$13,524	$50,753	$19,311	$3,079	$86,667

	Three Months Ended March 31, 2024
(In thousands of U.S. Dollars)	Technology Sales	Image Enhancement and Maintenance Services	Technology Rentals	Finance Income	Total
Content Solutions Segment
Film Remastering and Distribution	$—	$29,721	$—	$—	$29,721
Other Content Solutions	—	4,292	—	—	4,292
	—	34,013	—	—	34,013
Technology Products and Services Segment
System Sales	7,118	—	—	—	7,118
System Rentals	—	—	18,601	—	18,601
Maintenance	—	15,161	—	—	15,161
Finance Income	—	—	—	2,270	2,270
	7,118	15,161	18,601	2,270	43,150
Sub-total for reportable segments	7,118	49,174	18,601	2,270	77,163
All Other	786	1,174	—	—	1,960
Total	$7,904	$50,348	$18,601	$2,270	$79,123

For the three months ended March 31, 2025, revenues earned from Technology Sales included variable consideration of $3.2 million (2024 — $1.7 million).

For the three months ended March 31, 2025, revenues earned from leasing arrangements totaled $19.4 million (2024 — $19.3 million), including $19.3 million in Revenues ― Technology Rentals (2024 — $18.6 million), and less than $0.1 million in Revenues ― Technology Sales (2024 — $0.7 million).

Deferred Revenue

IMAX System sale and lease arrangements include a requirement for the Company to provide maintenance services over the life of the arrangement, some of which maintenance services are subject to a consumer price index adjustment each year. In circumstances where customers prepay the entire term’s maintenance fee based on the original arrangement, additional payments are due to the Company for the years after its extended warranty and maintenance obligations expire. Payments, upon renewal each year, are either prepaid or made in arrears and can vary in frequency from monthly to annually. As of March 31, 2025, $24.3 million of consideration has been deferred in relation to outstanding maintenance services to be provided on existing maintenance contracts (December 31, 2024 — $26.5 million).

During the three months ended March 31, 2025, $9.0 million of revenue was recognized from the $52.7 million balance of deferred revenue as of December 31, 2024. During the three months ended March 31, 2024, $12.1 million of revenue was recognized from the $67.1 million balance of deferred revenue as of December 31, 2023.

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

The accounting policies of the reportable segments are the same as those described in Note 2 - Summary of Significant Accounting Policies of the 2024 Form 10-K. Intercompany profit or loss is not included in the evaluation of performance and allocation of resources.

Segment Financial Information

The following table presents the Company’s revenue and gross margin by reportable segment for the three months ended March 31, 2025 and 2024:

	Revenue(1)		Gross Margin
(In thousands of U.S. Dollars)	2025	2024	2025	2024
Content Solutions	$34,249	$34,013	$23,554	$22,099
Technology Products and Services	50,593	43,150	29,086	23,584
Sub-total for reportable segments	84,842	77,163	52,640	45,683
All Other	1,825	1,960	536	1,206
Total	$86,667	$79,123	$53,176	$46,889
(1)The Company’s largest customer represented 15% of total Revenues for the three months ended March 31, 2025 (2024 — 10%). No single customer comprised more than 10% of the Company’s total Accounts Receivable as of March 31, 2025 or December 31, 2024.

The following table presents the Costs and Expenses Applicable to Revenues for the Content Solutions segment that is made available to the CODM as part of the Company’s annual and quarterly financial reporting requirements in accordance with U.S. GAAP:

Content Solutions Segment:	Three Months Ended March 31,
(In thousands of U.S. Dollars)	2025	2024
Revenue	$34,249	$34,013
Film asset amortization	4,339	5,070
Marketing and other selling expenses	2,435	2,575
Co-produced film participation expenses	97	112
Other segment expenses(1)	3,824	4,157
Total Costs and Expenses Applicable to Revenues	10,695	11,914
Gross Margin	$23,554	$22,099
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

The following table presents the Costs and Expenses Applicable to Revenues for the Technology Products and Services reportable segment that is made available to the CODM as part of the Company’s annual and quarterly financial reporting requirements in accordance with U.S. GAAP:

Technology Products and Services Segment:	Three Months Ended March 31,
(In thousands of U.S. Dollars)	2025	2024
Revenue	$50,593	$43,150
Depreciation of equipment supporting JRSAs	5,662	5,695
Marketing and other selling expenses	246	187
Write-down of equipment supporting JRSAs	88	57
Write-down of inventory	103	15
Other segment expenses(1)	15,408	13,612
Total Costs and Expenses Applicable to Revenues	21,507	19,566
Gross Margin	$29,086	$23,584
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

The following table summarizes the Company’s revenues by geographic area for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
(In thousands of U.S. Dollars)	2025	2024
United States	$22,571	$26,604
Greater China	40,125	21,453
Asia (excluding Greater China)	9,291	9,126
Western Europe	7,553	14,191
Latin America	1,957	1,460
Canada	1,402	2,408
Rest of the World	3,768	3,881
Total	$86,667	$79,123

The United States, Greater China (which includes the mainland of the People’s Republic of China, Hong Kong, Macau, and Taiwan), and Asia (excluding Greater China) each comprise greater than 10% of the Company’s total revenues for the three months ended March 31, 2025. The United States, Greater China, Western Europe and Asia each comprise greater than 10% of the Company’s total revenues for the three months ended March 31, 2024.

14. Employee’s Pension and Postretirement Benefits

Defined Benefit Plan

The Company has an unfunded defined benefit pension plan, the Supplemental Executive Retirement Plan (the “SERP”), covering its CEO, Richard L. Gelfond. Under the terms of his employment agreement, as amended, the total benefit payable to Mr. Gelfond under the SERP is fixed at $20.3 million.

As of March 31, 2025, the Company’s projected benefit obligation under the SERP was $19.2 million (December 31, 2024 — $19.0 million). For the three months ended March 31, 2025, the Company recorded interest costs of $0.2 million (2024 — $0.2 million) related to the SERP. The Company expects to recognize additional interest costs of $0.7 million related to the SERP during the remainder of 2025. No contributions are expected to be made to the SERP in 2025.

Defined Contribution Pension Plan

The Company also maintains defined contribution plans for its employees, including its executive officers. The Company makes contributions to these plans on behalf of employees in an amount up to 5% of their base salary subject to certain prescribed maximums. During the three months ended March 31, 2025, the Company contributed and recorded expense of $0.3 million (2024 — $0.4 million) to its Canadian defined contribution plan and $0.3 million (2024 — $0.3 million) to its defined contribution employee plan under Section 401(k) of the U.S. Internal Revenue Code.

Postretirement Benefits – Executives

The Company has an unfunded postretirement plan for Mr. Gelfond and Bradley J. Wechsler, former Chairman of the Company’s Board of Directors (the “Executive Postretirement Benefit Plan”).

As of March 31, 2025, the Company’s postretirement benefits obligation under this plan is $0.5 million (December 31, 2024 — $0.5 million). For the three months ended March 31, 2025, the Company has recorded an expense of less than $0.1 million (2024 — less than $0.1 million) related to this plan.

Postretirement Benefits – Canadian Employees

The Company has an unfunded postretirement plan for its Canadian employees meeting specific eligibility requirements. The Company will provide eligible participants, upon retirement, with health and welfare benefits. As of March 31, 2025, the Company’s postretirement benefits obligation under this plan is $0.8 million (December 31, 2024 — $0.8 million). For the three months ended March 31, 2025, the Company has recorded expense of less than $0.1 million (2024 — less than $0.1 million) related to this plan.

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

As of March 31, 2025, the benefit obligation related to the Retirement Plan was $4.3 million (December 31, 2024 — $4.2 million) and is recorded on the Company’s Condensed Consolidated Balance Sheets within Accrued and Other Liabilities. As the Retirement Plan is fully vested, the benefit obligation is measured at the present value of the benefits expected to be paid in the future with the accretion of interest recognized in the Condensed Consolidated Statements of Operations within Retirement Benefits Non-Service Expense.

The Retirement Plan is funded by an investment in company-owned life insurance (“COLI”), which is recorded at its fair value on the Company’s Condensed Consolidated Balance Sheets within Prepaid Expenses. As of March 31, 2025, fair value of the COLI asset was $3.7 million (December 31, 2024 — $3.6 million). Gains and losses resulting from changes in the cash surrender value of the COLI asset are recognized in the Condensed Consolidated Statements of Operations within Realized and Unrealized Investment Gains.

15. Financial Instruments

Financial Instruments

The Company’s cash is invested with various major financial institutions. The Company’s $97.1 million balance of cash and cash equivalents as of March 31, 2025 (December 31, 2024 — $100.6 million) includes $91.3 million in cash held outside of Canada (December 31, 2024 — $85.4 million), of which $53.9 million was held in the PRC (December 31, 2024 — $47.5 million).

Fair Value Measurements

The carrying values of the Company’s Cash and Cash Equivalents, Accounts Receivable, Variable Consideration, Accounts Payable and Accrued Liabilities due within one year approximate their fair values due to the short-term maturity of these instruments. Including these instruments, the Company’s financial instruments consisted of the following:

	As of March 31, 2025		As of December 31, 2024
(In thousands of U.S. Dollars)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Level 2
Net financed sales receivables(1)	$90,515	$82,569	$90,546	$81,876
Net investment in sales-type leases(1)	29,500	26,802	29,339	25,322
Convertible Notes(2)	(230,000)	(254,566)	(230,000)	(234,009)
(1)Fair value is determined using quoted prices in active markets.
(2)Fair value is determined using quoted market prices that are observable in the market or that could be derived from observable market data.

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

The Company has entered into a series of foreign currency forward contracts to manage the risks associated with the volatility of foreign currencies. Certain of these foreign currency forward contracts met the criteria required for hedge accounting under the Derivatives and Hedging Topic of the FASB ASC at inception, and continued to meet hedge effectiveness tests as of March 31, 2025 (the “Foreign Currency Hedges”), with settlement dates throughout 2025 and 2026. Foreign currency derivatives are recognized and measured on the Condensed Consolidated Balance Sheets at fair value. Changes in the fair value (i.e., gains or losses) are recognized in the Condensed Consolidated Statements of Operations except for derivatives designated and qualifying as foreign currency cash flow hedging instruments. The Company currently has cash flow hedging instruments associated with Selling, General and Administrative Expenses. For foreign currency cash flow hedging instruments related to Selling, General and Administrative Expenses, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in Accumulated Other Comprehensive Loss (“AOCI”) and reclassified to the Condensed Consolidated Statements of Operations when the forecasted transaction occurs. Any ineffective portion is recognized immediately in the Condensed Consolidated Statements of Operations.

The following tabular disclosures reflect the impact that derivative instruments and hedging activities have on the Company’s Condensed Consolidated Financial Statements:

Notional value of derivatives in foreign exchange contracts:

	March 31,	December 31,
(In thousands of U.S. Dollars)	2025	2024
Derivatives designated as hedging instruments:
Foreign exchange contracts — Forwards	$53,760	$48,376

Fair value of derivatives in foreign exchange contracts:

		March 31,	December 31,
(In thousands of U.S. Dollars)	Balance Sheet Location	2025	2024
Derivatives designated as hedging instruments:
Foreign exchange contracts — Forwards	Other assets	$49	$—
	Accrued and other liabilities	(1,458)	(2,029)
		$(1,409)	$(2,029)

Derivatives in foreign currency hedging relationships are as follows:

		Three Months Ended
		March 31,
(In thousands of U.S. Dollars)		2025	2024
Foreign exchange contracts — Forwards	Derivative Loss Recognized in OCI (Effective Portion)	$(715)	$(916)

		Three Months Ended
		March 31,
(In thousands of U.S. Dollars)	Location of Derivative Loss Reclassified from AOCI (Effective Portion)	2025	2024
Foreign exchange contracts — Forwards	Selling, general and administrative expenses	$(1,335)	$(11)

The Company’s estimated net amount of the existing loss as of March 31, 2025 is $1.4 million, which was expected to be reclassified to the Condensed Consolidated Statements of Operations within the next twelve months.

16. Non-Controlling Interests

IMAX China Non-Controlling Interest

As of March 31, 2025, the Company indirectly owned 71.40% of the outstanding equity interests in IMAX China, whose shares trade on the Hong Kong Stock Exchange (December 31, 2024 — 71.40%). IMAX China remains a consolidated subsidiary of the Company. As of March 31, 2025, the balance of the Company’s non-controlling interest in IMAX China was $84.1 million (December 31, 2024 — $78.1 million). For the three months ended March 31, 2025, the net income attributable to the non-controlling interest in IMAX China was $5.8 million (2024 — $2.2 million).

17. Restructuring and Other Charges

In the first quarter 2025, the Company incurred $0.1 million (2024 — $nil ) of non-recurring fees related to the assessment of its corporate structure and the resulting internal asset sale. These charges have been recognized in Restructuring and other charges in the Consolidated Statements of Operations.

As of March 31, 2025, the Company’s liability is $1.0 million (December 31, 2024 — $1.4 million) on the Consolidated Balance Sheets within Accrued and other liabilities related to Restructuring and other charges.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Presented below is Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) for IMAX Corporation (together with its consolidated subsidiaries, unless the context requires otherwise, “IMAX” or the “Company”) for the three months ended March 31, 2025 and 2024. MD&A should be read in conjunction with Note 13, “Segment Reporting,” in the accompanying Condensed Consolidated Financial Statements in Item 1.

As of March 31, 2025, the Company indirectly owned 71.40% of IMAX China Holding, Inc. (“IMAX China”), whose shares trade on the Hong Kong Stock Exchange. IMAX China is a consolidated subsidiary of the Company. For the three months ended March 31, 2025, net income attributable to IMAX China is $20.4 million, of which $14.6 million is attributable to the shareholders of the Company (2024 — $7.5 million and $5.4 million, respectively).

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

Certain statements included in this quarterly report may constitute “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 or “forward-looking information” within the meaning of Canadian securities laws. These forward-looking statements include, but are not limited to, statements regarding business and technology strategies and measures to implement strategies, statements about the Company’s belief and expectations, competitive strengths, goals, market opportunity and penetration, including opportunities in and expected growth from international markets, expansion and growth of business, operations and technology, future capital expenditures (including the amount and nature thereof), the Company’s technological capabilities and the differentiation thereof, brand equity and brand awareness and the benefits thereof, industry prospects and consumer behavior, future industry developments, including expected releases and the timing and effects thereof, plans and references to the future success of the Company and expectations regarding its future operating, financial and technological results. These forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform with the expectations and predictions of the Company is subject to a number of risks and uncertainties, including, but not limited to, risks associated with investments and operations in foreign jurisdictions and any future international expansion, including those related to economic, political and regulatory policies of local governments and laws and policies of the United States, Canada, and China, including with respect to escalating and uncertain tariffs and other trade regulations, as well as economic and trade tensions, trade wars, and geopolitical conflicts and the effects thereof; risks related to the Company’s growth and operations in China; industry conditions in China affecting both the Company and its partners; risks related to the failure of the Company’s exhibitors being able to fulfill their contractual payment obligations; risks related to the Company’s failure to attract and retain its employee population; the performance of IMAX remastered films and other films released to the IMAX network; the signing of IMAX System agreements; conditions, changes and developments in the commercial exhibition industry; risks related to the Company’s inability to enter into new sales and lease agreements adversely affecting revenue; risks related to the Company’s operating results and cash flow increasing the volatility of the Company’s share price; risks related to currency fluctuations and foreign exchange controls; the potential impact of increased competition in the markets within which the Company operates, including competitive actions by other companies; the failure to respond to change and advancements in technology; risks relating to consolidation among commercial exhibitors and studios; risks related to brand extensions and new business initiatives; conditions in the in-home and out-of-home entertainment industries; the opportunities (or lack thereof) that may be presented to and pursued by the Company; risks related to cybersecurity and data privacy; risks related to the Company’s inability to protect its intellectual property and to avoid infringing, misappropriating, or violating the intellectual property rights of others; risks associated with the Company’s use of artificial intelligence (“AI”) and exploration of additional use cases of AI; risks related to climate change; risks related to weather conditions and natural disasters that may disrupt or harm the Company’s business; risks related to the Company’s indebtedness and compliance with its debt agreements; general economic, market or business conditions; risks related to sustained inflationary pressure; risks related to political, economic and social instability; the failure to convert system backlog into revenue and cash flows; changes in laws or regulations; any statements of belief and any statements of assumptions underlying any of the foregoing; other factors and risks outlined in the Company’s periodic filings with the United States Securities and Exchange Commission (the “SEC”) or in Canada, the System for Electronic Data Analysis and Retrieval (“SEDAR+”); and other factors, many of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this quarterly report are qualified by these cautionary statements, and actual results or anticipated developments by the Company may not be realized, and even if substantially realized, may not have the expected consequences to, or effects on, the Company. The forward-looking statements herein are made only as of the date hereof and the Company undertakes no obligation to update publicly or otherwise revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

The Company announces material information to the public through a variety of means, including filings with the SEC and Canadian securities regulators, press releases, public conference calls, and its website at www.imax.com. The Company uses these channels to communicate with investors and the public about the Company, its products and services, and other matters. Therefore, investors are encouraged to review the information the Company makes public in these locations, as such information could be deemed to be material information. No information included on the Company’s website shall be deemed included or otherwise incorporated into this filing, except where expressly indicated. All references to the Company’s website are intended to be inactive textual references only.

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

IMAX has the largest global premium format network, more than double the size of its nearest competitor. As of March 31, 2025, there were 1,810 IMAX Systems in 89 countries and territories, including 1,738 commercial multiplexes, 11 commercial destinations, and 61 institutional locations in the Company’s global network. This compares to 1,772 IMAX Systems in 89 countries and territories as of March 31, 2024, including 1,697 commercial multiplexes, 12 commercial destinations, and 63 institutional locations in the Company’s global network. (Refer to the table under “IMAX Network and Backlog” for additional information on the composition of the IMAX network.)

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

The Company achieved a box office record in the first quarter in 2025 of $298.2 million, including booking fees, from 33 new films and other content released during the quarter, highlighted by the performance of Ne Zha 2, a Chinese local language animation film.

The Company continues to evolve its platform to bring new, innovative events and experiences to audiences worldwide. During the first quarter, the Company partnered with Sony Pictures for the exclusive release of Becoming Led Zeppelin. In addition, the Company continued to partner with A24 for a monthly one-night-only IMAX releases of classic A24 titles, including in the first quarter Talk to Me, Moonlight, and Spring Breakers. The Company partnered with NBC universal for the SNL50 The Homecoming Concert screening in five North American IMAX locations. The Company also partnered with DAZN for the PSG v Marseille Le Classique Match screening in select IMAX locations across France.

As of March 31, 2025, the Company had a footprint of 265 connected locations in the IMAX network across North America, Europe, Africa, Australia and Asia configured with connectivity to deliver live and interactive events with low latency and superior sight and sound. Furthermore, the Company can deploy its StreamSmartTM technology to deliver live events to virtually any theater around the world.

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

The Company utilizes AI for image enhancement, streaming technology, and data analysis to improve various aspects of its business. Furthermore, the Company is actively exploring other global use cases for AI to save costs and to improve its products, operations, and efficiency.

SOURCES OF REVENUE

The Company has organized its operating segments into the following two reportable segments: (i) Content Solutions, which principally includes content enhancement and distribution services, and (ii) Technology Products and Services, which principally includes the sale, lease, and maintenance of IMAX Systems. The Company’s activities that do not meet the criteria to be considered a reportable segment are disclosed within All Other (See Note 13 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1).

Content Solutions

The Content Solutions segment earns revenue principally from studios and other content creators for IMAX Film Remastering. To a lesser extent, the Content Solutions segment also earns revenue from the distribution of large-format documentary films and IMAX events and experiences, including music, gaming, and sports, as well as the provision of film post-production services.

Film Remastering and Distribution

IMAX Film Remastering is a proprietary technology that digitally remasters films and other content into IMAX formats for distribution across the IMAX network. In a typical IMAX Film Remastering and distribution arrangement, the Company receives a percentage of the box office from a movie studio in exchange for converting a commercial film into the IMAX format and distributing it through the IMAX network. The fee earned by the Company in a typical IMAX Film Remastering and distribution arrangement averages approximately 12.5% of box office (i.e., gross box office (“GBO”) less applicable sales taxes), except for within Greater China, where the Company receives a lower percentage of net box office receipts for certain Hollywood films due to an import tax.

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

IMAX films also benefit from enhancements made by individual filmmakers exclusively for the IMAX release of the film. Collectively, the Company refers to these enhancements as “IMAX DNA”. Filmmakers and movie studios increasingly seek to infuse more IMAX DNA in theatrical releases to realize a filmmaker’s creative vision more fully, while generating interest and excitement among moviegoers. Such enhancements include shooting films with IMAX cameras to increase the audience’s immersion in the film and to take advantage of the unique dimensions of the IMAX screen by projecting the film in a larger aspect ratio that delivers up to 26% more image onto a standard IMAX movie screen. In select IMAX locations worldwide, movies filmed with IMAX cameras have an IMAX-exclusive 1.43 film aspect ratio, delivering up to 67% more image. The Company’s Filmed For IMAX® program enables filmmakers craft films from their inception to optimize The IMAX Experience and provides incremental and bespoke marketing support. The box office metrics demonstrate audiences respond extremely favorable to Filmed For IMAX® titles, resulting in a higher market share for IMAX.

Management believes that growth in international box office represents an important growth opportunity for the Company. The Company’s strategy to capitalize on this opportunity includes expanding the IMAX network into underpenetrated international markets and growing the number of local language films released, particularly in China, Japan, India, France, and South Korea. As the popularity of local language films has continued to increase, the Company has extended its content strategy to distribute local language content beyond native markets. During the three months ended March 31, 2025, local language films exhibited across the Company’s global network generated over $202 million in box office, representing 68% of the Company’s global box office, including the Chinese local language film, Ne Zha 2, which became the highest grossing IMAX release of all time in China.

The following table provides the number of new films and other content that were released to the Company’s global network during the three months ended March 31, 2025 and 2024, respectively:

	Three Months Ended
	March 31,
	2025	2024
Hollywood film releases(1)	7	7
Local language film releases:
China	6	4
India	5	2
Japan	3	3
South Korea	2	1
France	2	—
Vietnam	1	—
Indonesia	1	—
Total local language film releases	20	10
Other content experiences	6	2
	33	19
(1)For the three months ended March 31, 2025, the films released to the Company’s global network include one with IMAX DNA (2024 — two).

The films distributed through the Company’s global network during the three months ended March 31, 2025 that generated the highest IMAX box office totals were Chinese local language films Ne Zha 2 and Creation of the Gods II: Demon Force and Captain America: Brave New World. In addition, during the three months ended March 31, 2025, a number of alternative content films and events were distributed, including Becoming Led Zeppelin, Seven, Parasite, SNL50: The Homecoming Concert in partnership with NBC Universal, PSG v Marseille Le Classique Match in partnership with DAZN, and monthly A24 mid-week film series.

In addition to the 33 IMAX films and alternative content experiences released on the Company’s global network during the three months ended March 31, 2025, the Company has announced the following additional 34 films and alternative content experiences to be released throughout the remainder of 2025:

Title	Studio	Scheduled Release Date(1)	IMAX DNA
Seventeen Right Here World Tour(2)	Hybe	April 2025	—
One and Only(2)	Wanda	April 2025	—
A Minecraft Movie	Warner Bros. Pictures	April 2025	—
The Amateur	Walt Disney Studios	April 2025	—
Warfare	A24	April 2025	—
One to One: John & Yoko	Magnolia Films	April 2025	—
Yadang: The Snitch(2)	PlusM	April 2025	—
Sinners	Warner Bros. Pictures	April 2025	Filmed for IMAX
Detective Conan: One-Eyed Flashblack(2)	Toho	April 2025	—
Ambulance(2)	Muvi Studios	April 2025	—
Pink Floyd at Pompeii - MCMLXXII	Trafalgar Releasing	April 2025	—
The Dumpling Queen(2)	Maoyan	April 2025	—
The Open Door(2)	Wanda	May 2025	—
Thunderbolts	Marvel Studios	May 2025	Filmed for IMAX
Final Destination: Bloodlines	Warner Bros. Pictures	May 2025	Filmed for IMAX
Mission Impossible - The Final Reckoning	Paramount Pictures	May 2025	Filmed for IMAX
How to Train Your Dragon	Universal Pictures	June 2025	Filmed for IMAX
F1	Apple Original Films/Warner Bros. Pictures	June 2025	Filmed for IMAX
Jurassic World: Rebirth	Universal Pictures	July 2025	—
Superman	Warner Bros. Pictures	July 2025	Filmed for IMAX
Demon Slayer: Kimetsu No Yaiba The Movie: Infinity Castle(2)	Toho/ Sony Pictures	July 2025	—
The Fantastic Four: First Steps	Marvel Studios	July 2025	Filmed for IMAX

Weapons	Warner Bros. Pictures	August 2025	—
The Conjuring: Last Rites	Warner Bros. Pictures	September 2025	—
Him	Universal Pictures	September 2025	—
One Battle After Another	Warner Bros. Pictures	September 2025	—
Michael	Lionsgate/Universal Pictures	October 2025	—
Tron: Ares	Walt Disney Studios	October 2025	Filmed for IMAX
Mortal Kombat 2	Warner Bros. Pictures	October 2025	Filmed for IMAX
Predator: Badlands	Walt Disney Studios	November 2025	—
The Running Man	Paramount Pictures	November 2025	—
Wicked: For Good	Universal Pictures	November 2025	—
Zootopia 2	Walt Disney Studios	November 2025	—
Avatar: Fire and Ash	Walt Disney Studios	December 2025	—
(1)The scheduled release dates in the table above are subject to change, may vary by territory, and may not reflect the date(s) of limited premiere events. (2)Denotes local language release.

The Company remains in active negotiations with studios for additional films to fill out its short- and long-term film slate for the IMAX network. The Company also expects to announce additional local language films and exclusive IMAX events and experiences to be released to its global network throughout 2025. The Company has announced that a record number of over 14 Filmed for IMAX titles will be released in 2025. The Company’s Hollywood film slate beyond 2025 has started to fill in, including major films such as: Avengers: Doomsday, The Mandalorian and Grogu, Toy Story 5, The Odyssey, Moana, Supergirl Woman of Tomorrow, Avengers: Secret Wars, The Batman 2, Frozen 3, and Dynamic Duo. Additionally, in January 2025, the Company announced an agreement with Netflix, Inc. to debut Oscar®-nominated director Greta Gerwig’s upcoming film, Narnia, exclusively across the IMAX network with a two-week run beginning Thanksgiving 2026.

Other Content Solutions

The Company distributes large-format documentary feature films through its global commercial network and institutional theaters. Traditionally, the Company receives as its distribution fee either a fixed amount or a fixed percentage of the theater box office and, following the recoupment of its costs, is typically entitled to receive an additional percentage of gross revenues as participation revenues. In the first quarter of 2025, the Company released the institutional 3D version of Blue Angels across select IMAX locations in North America, Europe, and Australia. Upcoming documentaries, which are currently in production, include Stormbound, a feature documentary produced by Academy Award®-winning producer, Adam McKay, The Lost Wolves of Yellowstone, and Patrouille de France, all of which are expected to be released in 2025, and The Elephant Odyssey, a documentary in collaboration with Beach House Pictures Pte Ltd and China International Communications Group, which is expected to be released in 2026.

The Company continues to believe that the IMAX network is a valuable global platform to launch and distribute original content, including documentaries. The ownership rights to such films may be held by the film sponsors, the film investors and/or the Company. As of March 31, 2025, the Company had distribution rights with respect to approximately 65 films, which cover subjects such as space, wildlife, music, sports, history and natural wonders.

In addition, the Company continues to evolve its platform to bring new, innovative IMAX events and experiences to audiences worldwide. As of March 31, 2025, the Company had a footprint of 265 connected locations in the IMAX network across North America, Europe, Africa, Australia, and Asia configured with connectivity to deliver live and interactive events with low latency and superior sight and sound.

In the three months ended March 31, 2025, the Company partnered with Sony Pictures for the exclusive release of Becoming Led Zeppelin. The Company also partnered with NBC Universal for the SNL50: The Homecoming Concert screening in five theaters in North America, and DAZN for the PSG v Marseille Le Classique Match screening. In addition, the Company continues to partner with A24 for a monthly one-night-only IMAX release of classic A24 titles, including Talk to Me, Moonlight, and Spring Breakers in the first quarter of 2025.

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

Joint Revenue Sharing Arrangements

The Company provides IMAX Systems to exhibitors through joint revenue sharing arrangements (“JRSAS”). Under the traditional form of these arrangements, the Company provides the IMAX System under a long-term lease in which the Company assumes the majority of the equipment and installation costs. In exchange for its upfront investment, the Company, primarily, earns rent based on a percentage of contingent box office receipts rather than requiring the customer to pay a fixed upfront fee or fixed annual minimum payments. Rental payments from the customer are required throughout the term of the arrangement and are typically due either monthly or quarterly. The Company retains title to the IMAX System equipment components throughout the lease term, and the equipment is returned to the Company at the conclusion of the arrangement.

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

JRSAs have been an important factor in the expansion of the Company’s commercial system network. JRSAs allow commercial theater exhibitors to install IMAX Systems without the significant initial capital investment required in a sale or sales-type lease arrangement. JRSAs drive recurring cash flows and earnings for the Company as customers under these arrangements pay the Company a portion of their ongoing box office receipts. The Company funds its investment in equipment for JRSAs through cash flows from operations. As of March 31, 2025, the Company had 893 locations under joint revenue sharing arrangements in its global commercial multiplex network. The Company also had contracts in backlog for 346 systems under joint revenue sharing arrangements as of March 31, 2025, including 152 upgrades to existing locations and 194 new locations.

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

All Other

Streaming and Consumer Technology

Streaming and Consumer Technology includes the Company’s Streaming Technology software offerings and IMAX Enhanced products and services. Streaming Technology consists of several software products, including:

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

•Stream it in IMAX Enhanced - end-to-end technology solution that dynamically improves video and audio fidelity for live and on-demand content.

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

At present, certified global device partners include Sony Electronics, Hisense, TCL, LG, Phillips, Hewlett Packard, Xiaomi, Sound United and Honor, among others. As of March 31, 2025, more than 300 IMAX Enhanced titles had been released across six of the biggest streaming platforms worldwide: Disney+, Sony Pictures CORE, Tencent Video, iQiyi, Yonku and Rakuten TV. Over 15 million IMAX Enhanced certified devices are estimated to be in use today.

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

IMAX NETWORK AND BACKLOG

IMAX Network

The following table provides detailed information about the IMAX network by type and geographic location as of March 31, 2025 and 2024. For additional information regarding the composition of the IMAX network, see “Marketing and Customers” in Part I, Item 1 of the Company’s 2024 Form 10-K.

	March 31, 2025				March 31, 2024
	Commercial Multiplex	Commercial Destination	Institutional	Total	Commercial Multiplex	Commercial Destination	Institutional	Total
United States	372	4	24	400	363	4	24	391
Canada	44	1	5	50	42	1	7	50
Greater China(1)	793	—	13	806	791	—	13	804
Asia (excluding Greater China)	186	1	2	189	170	2	2	174
Western Europe	136	4	8	148	128	4	8	140
Latin America(2)	62	1	7	70	59	1	7	67
Rest of the World	145	—	2	147	144	—	2	146
Total(3)	1,738	11	61	1,810	1,697	12	63	1,772
(1)Greater China includes China, Hong Kong, Taiwan, and Macau.
(2)Latin America includes South America, Central America, and Mexico.
(3)Period-to-period changes in the table above are reported net of the effect of permanently closed locations.

(See “Risk Factors – The Company faces risks in connection with its significant presence in China and the continued expansion of its business there,” “Risk Factors – The Company may not convert all of its backlog into revenue and cash flows,” and “Risk Factors – General political, social and economic conditions can affect the Company’s business by reducing both revenues generated from existing IMAX Systems and the demand for new IMAX Systems” in Part I, Item 1A of the Company’s 2024 Form 10-K.)

IMAX currently estimates a worldwide commercial multiplex addressable market of 3,619 locations, of which there are 1,738 IMAX Systems operating as of March 31, 2025, representing a market penetration of only 48%. The Company believes that the majority of its future growth will come from international markets. As of March 31, 2025, 76% of IMAX Systems in the global commercial multiplex network were located within international markets (defined as all countries other than the United States and Canada). Revenues and GBO derived from international markets continue to exceed revenues and GBO from the United States and Canada. Risks associated with the Company’s international business are outlined in “Risk Factors – The Company conducts business internationally, which exposes it to uncertainties and risks that could negatively affect its operations, sales and future growth prospects” in Part I, Item 1A of the Company’s 2024 Form 10-K.

The following tables provide detailed information about IMAX Systems operating in multiplex locations by arrangement type and geographic location as of March 31, 2025 and 2024:

	March 31, 2025
	Commercial Multiplex Locations in IMAX Network
	Traditional JRSA	Hybrid JRSA	Sales Arrangements(1)	Total
Domestic Total (United States & Canada)	274	6	136	416
International:
Greater China	385	101	307	793
Asia (excluding Greater China)	52	1	133	186
Western Europe	45	13	78	136
Latin America	4	—	58	62
Rest of the World	12	—	133	145
International Total	498	115	709	1,322
Worldwide Total(2)	772	121	845	1,738
(1)Includes Sales and Sales-Type Lease deal types. (2)Period-to-period changes in the tables above are reported net of permanently closed locations.

	March 31, 2024
	Commercial Multiplex Locations in IMAX Network
	Traditional JRSA	Hybrid JRSA	Sales Arrangements(1)	Total
Domestic Total (United States & Canada)	272	6	127	405
International:
Greater China	413	109	269	791
Asia (excluding Greater China)	48	8	114	170
Western Europe	41	15	72	128
Latin America	2	—	57	59
Rest of the World	15	—	129	144
International Total	519	132	641	1,292
Worldwide Total(2)	791	138	768	1,697
(1)Includes Sales and Sales-Type Lease deal types. (2)Period-to-period changes in the tables above are reported net of permanently closed systems.

Backlog

The following table provides detailed information about the Company’s backlog as of March 31, 2025 and 2024:

	March 31, 2025				March 31, 2024
	Number of Systems		Dollar Values		Number of Systems		Dollar Values
(In thousands of U.S. Dollars, except number of systems)	New	Upgrade	New	Upgrade	New	Upgrade	New	Upgrade
Sales Arrangements(1)	161	9	$162,359	$6,530	149	15	$157,494	$14,868
Hybrid JRSA(2)	94	—	66,623	—	100	1	74,873	910
Traditional JRSA(2)	100	152	1,979	275	128	49	425	1,575
Total	355	161	$230,961	$6,805	377	65	$232,792	$17,353
(1)Includes Sales and Sales-Type Lease deal types.
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

Certain of the Company’s contracts contain options for the customer to elect to upgrade system type during the term or to alter the contract structure (for example, from a JRSA to a sale) after signing, but before installation. Current backlog information reflects all known elections.

The following tables provide detailed information about the Company’s backlog by arrangement type and geographic location as of March 31, 2025 and 2024:

	March 31, 2025
	IMAX System Backlog
	Traditional JRSA	Hybrid JRSA	Sales Arrangements(1)	Total
Domestic Total (United States & Canada)	122	2	11	135
International:
Greater China	95	90	49	234
Asia (excluding Greater China)	20	2	39	61
Western Europe	12	—	23	35
Latin America	1	—	7	8
Rest of the World	2	—	41	43
International Total	130	92	159	381
Worldwide Total(2)	252	94	170	516
(1)Includes Sales and Sales-Type Lease deal types. (2)Worldwide Total of 516 includes 254 new IMAX Laser Systems and 161 upgrades of existing locations to IMAX Laser Systems.

	March 31, 2024
	IMAX System Backlog
	Traditional JRSA	Hybrid JRSA	Sales Arrangements(1)	Total
Domestic Total (United States & Canada)	79	2	14	95
International:
Greater China	53	90	62	205
Asia (excluding Greater China)	23	7	21	51
Western Europe	16	1	16	33
Latin America	3	—	2	5
Rest of the World	3	1	49	53
International Total	98	99	150	347
Worldwide Total(2)	177	101	164	442
(1)Includes Sales and Sales-Type Lease deal types. (2)Worldwide Total of 442 includes 261 new IMAX Laser Systems and 62 upgrades of existing locations to IMAX Laser Systems.

Approximately 74% of IMAX System arrangements in backlog as of March 31, 2025 are scheduled to be installed in international markets (2024 — 32%). The Company’s system backlog in Greater China represents 45% (2024 — 46%) of its total current backlog, including 191 new IMAX Systems and 43 upgrades (2024 — 195 new and 10 upgrades).

(See “Risk Factors – The Company may not convert all of its backlog into revenue and cash flows.” in Part I, Item 1A. of the Company’s 2024 Form 10-K.)

Signings and Installations

The following tables provide detailed information about IMAX System signings and installations for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
	2025	2024
System Signings:
Sales Arrangements(1)	19	5
Traditional JRSA	76	3
Total IMAX System signings(2)	95	8
(1)Includes Sales and Sales-Type Lease deal types. (2)Includes IMAX System upgrades of 58 for the three months ended March 31, 2025 (2024 ― no upgrades).

	Three Months Ended
	March 31,
	2025	2024
System Installations(1):
Sales Arrangements(2)	13	5
Hybrid JRSA	—	1
Traditional JRSA	8	9
Total IMAX System installations(3)	21	15
(1)Three IMAX Systems were relocated from their original location for the three months ended March 31, 2025 (2024 ― one). When a system is relocated, the amount of revenue earned by the Company may vary from transaction-to-transaction and is usually less than the amount earned for a new sale. In certain situations when a system is relocated, the original location is upgraded to an IMAX Laser System.
(2)Includes Sales and Sales-Type Lease deal types.
(3)Includes seven IMAX System upgrades for the three months ended March 31, 2025 (2024 ― three upgrades).

RESULTS OF OPERATIONS

The Company’s business and future prospects are evaluated by Richard L. Gelfond, its Chief Executive Officer (“CEO”), using a variety of factors and financial and operational metrics, including: (i) IMAX box office performance and the securing of new IMAX films and alternative content to be exhibited across the IMAX network; (ii) the signing, installation, and financial performance of IMAX System arrangements; (iii) the success of the Company’s investments in business evolution and brand extensions into streaming and consumer technology; (iv) revenues and gross margins earned by the Company’s segments; (v) consolidated earnings (loss) from operations, as adjusted for unusual items; (vi) the continuing ability to invest in and improve the Company’s technology to enhance the differentiation of The IMAX Experience versus other out-of-home experiences; (vii) the overall execution, reliability, and consumer acceptance of The IMAX Experience; and (viii) short- and long-term cash flow projections.

Results of Operations for the Three Months Ended March 31, 2025 and 2024

Net Income and Adjusted Net Income Attributable to Common Shareholders

The following table presents the Company’s net income attributable to common shareholders and the associated per share amounts, as well as adjusted net income attributable to common shareholders* and adjusted net income attributable to common shareholders per share for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025		2024
(In thousands of U.S. Dollars, except per diluted share amounts)	Net Income	Per Diluted Share	Net Income	Per Diluted Share
Net income attributable to common shareholders	$2,327	$0.04	$3,274	$0.06
Adjusted net income attributable to common shareholders*	$7,178	$0.13	$7,941	$0.15
*Refer to “Non-GAAP Financial Measures” for a description of this non-GAAP financial measure and a reconciliation to the most comparable GAAP amount.

Revenues and Gross Margin

For the three months ended March 31, 2025, the Company’s revenues and gross margin increased by $7.5 million, or 10%, and $6.3 million, or 13%, respectively, when compared to same period in 2024, principally due to a higher number of installations and stronger IMAX box office performance driven by the record Chinese New Year period.

The following table presents the Company’s revenue, gross margin, and gross margin percentage by reportable segment for the three months ended March 31, 2025 and 2024:

	Revenue		Gross Margin		Gross Margin %
(In thousands of U.S. Dollars)	2025	2024	2025	2024	2025	2024
Content Solutions	$34,249	$34,013	$23,554	$22,099	69%	65%
Technology Products and Services	50,593	43,150	29,086	23,584	57%	55%
Sub-total for reportable segments	84,842	77,163	52,640	45,683	62%	59%
All Other(1)	1,825	1,960	536	1,206	29%	62%
Total	$86,667	$79,123	$53,176	$46,889	61%	59%
(1)All Other includes the results from Streaming and Consumer Technology and other ancillary activities.

Content Solutions

Content Solutions segment results are influenced by the level of commercial success and box office performance of the films and other content released to the IMAX network, as well as other factors, including the timing of the releases, the length of play across the IMAX network, the box office share take rates under the Company’s Film Remastering and distribution arrangements, the level of marketing spend associated with the releases in the year, and fluctuations in the value of foreign currencies versus the U.S. Dollar.

For the three months ended March 31, 2025, Content Solutions segment revenues and gross margin increased by $0.2 million, or less than 1%, and $1.5 million, or 7%, respectively, when compared to the same period in 2024. In the three months ended March 31, 2025, box office generated by IMAX films, including booking fees, totaled $298.2 million, a $30.9 million, or 12%, increase versus the prior year comparative period of $267.3 million, while IMAX box office excluding booking fees totaled $280.7 million, a $20.0 million or 8% increase versus the prior year comparative of $260.7 million. The growth was primarily driven by the stronger IMAX box office performance of the IMAX local language film slate in 2025. During the three months ended March 31, 2025, IMAX box office was generated by the exhibition of 34 films and other content (33 new films and 1 re-release), including the following Hollywood titles, Captain America: Brave New World ($27 million), Mickey 17 ($11 million), Mufasa: The Lion King ($10 million) and Interstellar ($10 million) which was originally released in a prior year. In the three months ended March 31, 2025, local language films exhibited across the Company’s global network generated over $202 million in box office, representing 68% of its global box office. The Chinese local language film, Ne Za 2, became the highest grossing IMAX release of all time in China ($161 million, including booking fees) and contributed to the highest grossing Chinese New Year in the Company’s history. In the three months ended March 31, 2024, IMAX box office was generated by the exhibition of 26 films (19 new films and 7 re-releases), including Dune: Part Two, which generated box office of over $132 million.

In addition to the level of revenues, Content Solutions segment gross margin is influenced by the costs associated with films and other content exhibited in the period. These costs can include production, post-production, distribution, and marketing, which are expensed as incurred. For the three months ended March 31, 2025, gross margin percent was 69% compared to 65% in the prior quarter period. The increase was due to the higher level of IMAX box office and the profit that incrementally ensues when individual titles generate higher levels of box office.

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

The following table provides information about IMAX Systems installed under sales arrangements and the associated revenue recognized during the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025		2024
(In thousands of U.S. Dollars, except number of systems	Number of Systems	Revenue	Number of Systems	Revenue
New IMAX Systems	12	$9,124	5	$3,862
Upgraded IMAX Systems	1	1,460	1	1,377
Total	13	$10,584	6	$5,239

Included in the table above are three IMAX Systems that were relocated from their original locations (2024 ― one IMAX System). When a system under a sale or sales-type lease arrangement is relocated, the amount of revenue earned by the Company may vary from transaction to transaction and is usually less than the amount earned for a new sale. In certain situations when a system is relocated, the original location is upgraded to an IMAX Laser System.

For the three months ended March 31, 2025, Technology Products and Services segment revenue and gross margin increased by $7.4 million, or 17%, and $5.5 million, or 23%, respectively, when compared to the same period in the prior year, The higher level of revenue is primarily driven by a greater number of sales installations and renewals and a higher level of rental revenues, which are box office dependent. Rental revenues increased by $0.5 million, as a result of growth in GBO from JRSAs, which increased by $14.7 million, or 12%, in the three months ended March 31, 2025 when compared to the prior year comparative period, from $125.4 million to $140.1 million.

For the three months ended March 31, 2025, gross margin percent was 57% compared to 55% in the prior period, which primarily reflects the higher level of revenues, as described above.

All Other

For the three months ended March 31, 2025, All Other revenue and gross margin decreased by $0.1 million, or 7%, and $0.7 million, or 56%, respectively, when compared to the same period in 2024, which principally reflects the lower box office performance of the Company’s one owned and operated theater.

Selling, General and Administrative Expenses

The following table presents information about the Company’s Selling, General and Administrative Expenses for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,		Variance
(In thousands of U.S. Dollars)	2025	2024	$	%
Total Selling, general and administrative expenses	$33,462	$31,257	$2,205	7%
Less: Share-based compensation(1)	(4,720)	(4,337)	(383)	(9%)
Total Adjusted Selling, general and administrative expenses(2)	$28,742	$26,920	$1,822	7%
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

For the three months ended March 31, 2025, the higher level of Selling, General and Administrative Expenses year-over-year reflects the timing of industry events, marketing expenses, and higher professional service fees.

Research and Development

For the three months ended March 31, 2025, Research and Development expenses were $1.3 million, representing a decrease of $0.9 million, or 40%, when compared to Research and Development expenses of $2.2 million during the same period in the prior year. The reduction year-over-year was primarily driven by the capitalization of film camera costs in accordance with the achievement of technological feasibility in 2024. The Company continues to expense its investment in other projects, including in the development of new Streaming and Technology product offerings and improvements to its existing IMAX System product suite.

Credit Loss (Reversal) Expense, Net

For the three months ended March 31, 2025, the Company recorded a credit loss reversal of $0.1 million, as compared to a credit loss expense of less than $0.1 million recognized in the prior year.

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

Interest Expense, net

For the three months ended March 31, 2025, interest expense was $1.8 million, representing a decrease of $0.1 million, or 7%, as compared to $1.9 million during the same period of the prior year. For the three months ended March 31, 2025 and 2024, interest income was $0.5 million and $0.5 million, respectively.

Income Taxes

For the three months ended March 31, 2025, the Company recorded an income tax expense of $7.3 million (2024 — tax expense of $5.2 million). The Company’s effective tax rate of 47.2% for the three months ended March 31, 2025 reflects the geographic allocation of income earned in taxing jurisdictions and also reflects an increase in the valuation allowance, withholding taxes and a tax benefit related to share-based compensation. The Company’s effective tax rate of 48.8% for the three months ended March 31, 2024, reflects the geographic allocation of income earned in taxing jurisdictions and also reflects an increase in the valuation allowance, withholding taxes and a tax expense related to share-based compensation.

Non-Controlling Interests

For the three months ended March 31, 2025, the net income attributable to non-controlling interests of the Company’s subsidiaries was $5.8 million, an increase of $3.7 million, when compared to the same period in 2024, primarily due to the higher IMAX box office earned in Greater China.

CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

The discussion below summarizes our cash flows from operating, investing, and financing activities as reflected in the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024.

	Three Months Ended
(In thousands of U.S. Dollars)	2025	2024
Net cash provided by (used in)
Operating activities	$6,951	$(10,968)
Investing activities	(14,624)	(7,140)
Financing activities	4,234	22,794
Effect of exchange rate changes on cash	(84)	131
Net change in cash	(3,523)	4,817

Net cash provided by the Company’s operating activities increased $17.9 million in the three months ended March 31, 2025, primarily due to a decrease in cash used for working capital expenditures. (Refer to Note 9 to Condensed Consolidated Financial Statements in Item 1. for more information on the Company’s change in other operating assets and liabilities.)

Net cash used in investing activities increased $7.5 million in the three months ended March 31, 2025, primarily due to an increase in the level of investment in equipment contributed to the Company’s JRSAs with exhibitor customers and capital expenditures.

Net cash provided by financing activities decreased $18.6 million in the three months ended March 31, 2025, mainly driven by a decrease in net borrowings under the revolving credit facilities and an increase in cash paid for taxes withheld on employee stock awards vested. No share repurchases were made or dividends paid in the three months ended March 31, 2025.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2025, the Company’s principal sources of liquidity included: (i) its balances of cash and cash equivalents of $97.1 million; (ii) the anticipated collection of trade accounts receivable, which includes amounts owed under JRSAs and Film Remastering and distribution agreements with movie studios; (iii) the anticipated collection of financing and variable consideration receivables due in the next 12 months under sale and sales-type lease arrangements for systems currently in operation; and (iv) installment payments expected in the next 12 months under sale and sales-type lease arrangements in backlog. Under the terms of the Company’s typical sale and sales-type lease agreements, the Company receives substantial cash payments before it completes the performance of its contractual obligations.

In addition, as of March 31, 2025, the Company had $250.0 million in available borrowing capacity under its Sixth Amended and Restated Credit Agreement (the “Credit Agreement”), $26.5 million in available borrowing capacity under the IMAX (Shanghai) Multimedia Technology Co., Ltd. (“IMAX Shanghai”) revolving credit facility with the Bank of China (the “Bank of China Facility”), and $27.9 million in available borrowing capacity under IMAX Shanghai’s revolving credit facility with HSBC Bank (China) Company Limited, Shanghai Branch (the “HSBC China Facility”). (Refer to “Borrowings — Revolving Credit Facility Borrowings, Net” in Note 6 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 for a description of the material terms of the Credit Agreement, the Bank of China Facility, and the HSBC Facility.)

The Company’s $97.1 million balance of cash and cash equivalents as of March 31, 2025 (December 31, 2024 — $100.6 million) includes $91.3 million in cash held outside of Canada (December 31, 2024 — $85.4 million), of which $53.9 million was held in the People’s Republic of China (the “PRC”) (December 31, 2024 — $47.5 million). Management reassessed its strategy with respect to the most efficient means of deploying the Company’s capital resources globally and determined that historical earnings of certain foreign subsidiaries in excess of amounts required to sustain business operations would no longer be indefinitely reinvested. During the three months ended March 31, 2025, no historical earnings from a subsidiary in PRC were distributed (2024 — $nil) and, as a result, no foreign withholding taxes were paid to the relevant tax authorities (2024 — $nil). As of March 31, 2025, the Company’s Condensed Consolidated Balance Sheets included a deferred tax liability of $12.5 million for the applicable foreign withholding taxes associated with the remaining balance of non-repatriated historical earnings that will not be indefinitely reinvested outside of Canada. These taxes will become payable upon the repatriation of any such earnings.

The Company forecasts its future cash flow and short-term liquidity requirements on an ongoing basis. These forecasts are based on estimates and may be materially impacted by factors that are outside of the Company’s control (including the factors described in “Risk Factors” in Part I, Item 1A of the Company’s 2024 Form 10-K as supplemented by “Risk Factors” in Part II, Item 1A of this Form 10-Q). As a result, there is no guarantee that these forecasts will come to fruition and that the Company will be able to fund its operations through cash flows from operations. In particular, the Company’s operating cash flows and cash balances will be adversely impacted if management’s projections of future signings and installations of IMAX Systems and box office performance of IMAX content are not realized.

Based on the Company’s current cash balances and operating cash flows, management expects to have sufficient capital and liquidity to fund its anticipated operating needs and capital requirements during the next twelve-month period following the date of this report.

CONTRACTUAL OBLIGATIONS

Payments to be made by the Company under contractual obligations as of March 31, 2025 are as follows:

	Payments Due by Years
(In thousands of U.S. Dollars)	Total Obligation	Less Than One Year	1 to 3 years	3 to 5 years	Thereafter
Purchase obligations(1)	$34,786	$32,584	$1,747	$248	$207
Pension obligations(2)	20,298	—	20,298	—	—
Operating lease obligations(3)	14,877	3,557	6,365	4,780	175
Credit Facility	50,000	50,000	—	—	—
Federal Economic Development Loan(4)	1,847	969	878	—	—
Convertible Notes(5)	231,725	1,150	230,575	—	—
Postretirement benefits obligations	2,338	10	209	207	1,912
Total	$355,871	$88,269	$260,072	$5,235	$2,294
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

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements and related disclosures in accordance with U.S. GAAP requires management to make judgments, assumptions, and estimates that affect the amounts reported in the Company’s Condensed Consolidated Financial Statements and accompanying notes. Management’s judgments, assumptions, and estimates are based on historical experience, future expectations, and other factors that are believed to be reasonable as of the date of the Company’s Condensed Consolidated Financial Statements. Actual results may ultimately differ from the Company’s original estimates, as future events and circumstances sometimes do not develop as expected, and the differences may be material. For more information on the Company’s critical accounting estimates refer to the section entitled “Critical Accounting Estimates” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2024 Form 10-K.

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

•EBITDA;

•Adjusted EBITDA per Credit Facility; and

•Adjusted Selling, general and administrative expenses.

Adjusted net income or loss attributable to common shareholders and adjusted net income or loss attributable to common shareholders per basic and diluted share exclude, where applicable: (i) share-based compensation; (ii) realized and unrealized investment gains or losses; and (iii) restructuring and other charges, as well as the related tax impact of these adjustments.

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

	Three Months Ended March 31,
	2025		2024
(In thousands of U.S. Dollars, except per diluted share amounts)	Net Income	Per Diluted Share	Net Income	Per Diluted Share
Net income attributable to common shareholders	$2,327	$0.04	$3,274	$0.06
Adjustments(1):
Share-based compensation	5,212	0.10	4,707	0.09
Unrealized investment gains	(32)	—	(30)	—
Restructuring and other charges	57	—	—	—
Tax impact on items listed above	(386)	(0.01)	(10)	—
Adjusted net income(1)	$7,178	$0.13	$7,941	$0.15

Weighted average shares outstanding — basic		53,145		52,501
Weighted average shares outstanding — diluted		54,969		53,406
(1)Reflects amounts attributable to common shareholders.

In addition to the non-GAAP financial measures discussed above, management also uses “EBITDA,” as such term is defined in the Credit Agreement, and which is referred to herein as “Adjusted EBITDA per Credit Facility.” As defined in the Credit Agreement, Adjusted EBITDA per Credit Facility includes adjustments in addition to the exclusion of interest, taxes, depreciation and amortization. Accordingly, this non-GAAP financial measure is presented to allow a more comprehensive analysis of the Company’s operating performance and to provide additional information with respect to the Company’s compliance with its Credit Agreement requirements, when applicable. In addition, the Company believes that Adjusted EBITDA per Credit Facility presents relevant and useful information widely used by analysts, investors and other interested parties in the Company’s industry to evaluate, assess and benchmark the Company’s results.

EBITDA is defined as net income or loss excluding: (i) income tax expense or benefit; (ii) interest expense, net of interest income; (iii) depreciation and amortization, including film asset amortization; and (iv) amortization of deferred financing costs. Adjusted EBITDA per Credit Facility is defined as EBITDA excluding: (i) share-based and other non-cash compensation; (ii) realized and unrealized investment gains or losses; (iii) restructuring and other charges; and (iv) write-downs, net of recoveries, including asset impairments and credit loss expense or reversal.

Reconciliations of net income attributable to common shareholders, which is the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA per Credit Facility are presented in the tables below:

(In thousands of U.S. Dollars)	Three Months Ended March 31, 2025
Reported net income	$8,150
Add (subtract):
Income tax expense	7,285
Interest expense, net of interest income	769
Depreciation and amortization, including film asset amortization	14,913
Amortization of deferred financing costs(1)	492
EBITDA	31,609
Share-based and other non-cash compensation	5,275
Unrealized investment gains	(32)
Restructuring and other charges	57
Write-downs, including asset impairments and credit loss expense	66
Total Adjusted EBITDA	$36,975
Less: Non-controlling interest	(8,926)
Adjusted EBITDA per Credit Facility - attributable to common shareholders	$28,049
(1)The amortization of deferred financing costs is recorded within Interest Expense in the Condensed Consolidated Statements of Operations.

(In thousands of U.S. Dollars)	Twelve Months Ended March 31, 2025
Reported net income	$35,432
Add (subtract):
Income tax expense	7,122
Interest expense, net of interest income	3,787
Depreciation and amortization, including film asset amortization	65,252
Amortization of deferred financing costs(1)	1,969
EBITDA	113,562
Share-based and other non-cash compensation	23,700
Unrealized investment gains	(129)
Restructuring and other charges	3,806
Write-downs, including asset impairments and credit loss expense	2,921
Total Adjusted EBITDA	$143,860
Less: Non-controlling interest	(19,183)
Adjusted EBITDA per Credit Facility - attributable to common shareholders	$124,677
(1)The amortization of deferred financing costs is recorded within Interest Expense in the Condensed Consolidated Statements of Operations.
The Company also adjusts Selling, General and Administrative Expenses to exclude a portion of share-based compensation and related payroll taxes. Management uses non-GAAP and other financial measures such as this, internally for financial and operational decision-making and as a means to evaluate period-to-period comparisons. IMAX believes that this non-GAAP measure provides useful information about operating results, enhances the overall understanding of past financial performance and future prospects, and allows for greater transparency with respect to key metrics used by management and its financial and operational decision making.

A reconciliation of Selling, General and Administrative Expenses, the most directly comparable GAAP measure presented in the Condensed Consolidated Statement of Operations in Part I, Item 1, to Adjusted Selling, General and Administrative Expenses is presented in the table below.

	Three Months Ended
	March 31,
(In thousands of U.S. Dollars)	2025	2024
Total Selling, general and administrative expenses	$33,462	$31,257
Less: Share-based compensation	(4,720)	(4,337)
Total Adjusted Selling, general and administrative expenses	$28,742	$26,920

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

Foreign Exchange Rate Risk

A majority of the Company’s revenue is denominated in U.S. Dollars while a significant portion of its costs and expenses is denominated in Canadian Dollars. A portion of the Company’s net U.S. Dollar cash flows is converted to Canadian Dollars to fund Canadian Dollar expenses through the spot market. In addition, IMAX films generate box office in 89 different countries, and therefore unfavorable exchange rates between applicable local currencies and the U.S. Dollar could have an impact on the GBO generated by the Company’s exhibitor customers and its revenues. For example, the impact of changes in foreign currency valuations versus the U.S. Dollar led to a decrease in IMAX GBO of approximately $5 million in 2024 as compared to the prior year’s currency rates, and approximately $36 million as compared to those in 2019. The Company has incoming cash flows from its revenue generating IMAX network and ongoing operating expenses in China through its majority-owned subsidiary IMAX Shanghai. In Japan, the Company has ongoing Yen-denominated operating expenses related to its Japanese operations. Net RMB and Japanese Yen cash flows are converted to U.S. Dollars through the spot market. The Company also has cash receipts under leases denominated in RMB, Japanese Yen, British Pound Sterling, Euros and Canadian Dollars.

The Company manages its exposure to foreign exchange rate risks through its regular operating and financing activities and, when appropriate, through the use of derivative financial instruments. These derivative financial instruments are utilized to hedge economic exposures as well as reduce earnings and cash flow volatility resulting from shifts in market rates.

Certain of the Company’s PRC subsidiaries held approximately RMB 381.4 million ($53.9 million) in cash and cash equivalents as of March 31, 2025 (December 31, 2024 — RMB 341.1 million or $47.5 million) and are required to transact locally in RMB. Foreign currency exchange transactions, including the remittance of any funds into and out of the PRC, are subject to controls and require the approval of the China State Administration of Foreign Exchange to complete. Any developments relating to the Chinese economy and any actions taken by the Chinese government are beyond the control of the Company; however, the Company monitors and manages its capital and liquidity requirements to ensure compliance with local regulatory and policy requirements. (Refer to “Risk Factors – The Company faces risks in connection with its significant presence in China and the continued expansion of its business there” in Part I, Item 1A. of this Form 10-Q.)

Management also monitors the macroeconomic environment as part of its continuous assessment of credit risk. This includes consideration of developments in the U.S. and global banking sectors, which informs management’s assessment of any potential direct and indirect impacts on the Company. There are no concentrations of cash and cash equivalents in any regional banking institutions, such that management considers there to be any material risk in this regard.

For the three months ended March 31, 2025, the Company recorded a foreign exchange net loss of $0.4 million, resulting from changes in exchange rates related to foreign currency denominated monetary assets and liabilities (2024 — net loss of $0.3 million).

The Company has entered into a series of foreign currency forward contracts to manage the risks associated with the volatility of foreign currencies. Certain of these foreign currency forward contracts met the criteria required for hedge accounting under the Derivatives and Hedging Topic of the FASB ASC at inception, and continue to meet hedge effectiveness tests as of March 31, 2025, with settlement dates throughout 2025 and 2026. Foreign currency derivatives are recognized and measured on the Condensed Consolidated Balance Sheets at fair value. Changes in the fair value (i.e., gains or losses) are recognized in the Condensed Consolidated Statements of Operations except for derivatives designated and qualifying as foreign currency cash flow hedging instruments. The Company currently has cash flow hedging instruments associated with Selling, General and Administrative Expenses. For foreign currency cash flow hedging instruments related to Selling, General and Administrative Expenses, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported within Accumulated Other Comprehensive Income (Loss) and reclassified to the Condensed Consolidated Statements of Operations when the forecasted transaction occurs. Any ineffective portion is recognized immediately in the Condensed Consolidated Statements of Operations.

The notional value of foreign currency cash flow hedging instruments that qualify for hedge accounting as of March 31, 2025 was $53.8 million (December 31, 2024 — $48.4 million). Losses of $0.7 million was recorded to Other Comprehensive Income with respect to the change in fair value of these contracts for the three months ended March 31, 2025, (2024 — losses of less than $0.1 million). Losses of $1.3 million were reclassified from Accumulated Other Comprehensive Income to Selling, General and Administrative Expenses for the three months ended March 31, 2025 (2024 — losses of $1.0 million). The Company currently does not hold any derivatives which are not designated as hedging instruments.

For all derivative instruments, the Company is subject to counterparty credit risk to the extent that the counterparty may not meet its obligations to the Company. To manage this risk, the Company enters into derivative transactions only with major financial institutions.

As of March 31, 2025, the Company’s Financing Receivables and working capital items denominated in Canadian Dollars, RMB, Japanese Yen, Euros and other foreign currencies translated into U.S. Dollars was $178.9 million. Assuming a 10% appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates as of March 31, 2025, the potential change in the fair value of foreign currency-denominated financing receivables and working capital items would have been $17.9 million. A significant portion of the Company’s Selling, General, and Administrative Expenses is denominated in Canadian Dollars. Assuming a 1% change appreciation or depreciation in foreign currency exchange rates as of March 31, 2025, the potential change in the amount of Selling, General, and Administrative Expenses would be $0.1 million.

Interest Rate Risk Management

The Company’s earnings may also be affected by changes in interest rates due to the impact those changes have on its interest income from cash, and its interest expense from variable-rate borrowings that may be made under the Credit Facility.

As of March 31, 2025, the Company had drawn down $50.0 million on its Credit Facility (December 31, 2024 — $37.0 million), and $nil on its HSBC China Facility (December 31, 2024 — $nil) and $nil on its Bank of China Facility (December 31, 2024 — $nil), which are subject to variable effective interest rates.

The Company had variable rate debt instruments representing 11% and 8% of its total liabilities as of March 31, 2025 and December 31, 2024, respectively. If the interest rates available to the Company increased by 10%, the Company’s interest expense would increase by $0.3 million and interest income from cash would increase by $0.3 million. These amounts are determined by considering the impact of the hypothetical interest rates on the Company’s variable rate debt and cash balances as of March 31, 2025.

Item 4.    Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the specified time periods and that such information is accumulated and communicated to management, including the CEO and Chief Financial Officer (“CFO”), to allow timely discussions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

The Company’s management, with the participation of its CEO and its CFO, has evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) or 15d-15(e)) as of March 31, 2025 and has concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

The Company will continue to periodically evaluate its disclosure controls and procedures and will make modifications from time to time as deemed necessary to ensure that information is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting which occurred during the three months ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

Refer to Note 7 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 for information regarding legal proceedings involving the Company.

Item 1A. Risk Factors

This Form 10-Q should be read together with, and supplement, the risk factors in Item 1A “Risk Factors” in the Company’s 2024 Form 10-K, which describes various risks and uncertainties to which the Company is or may become subject. The risk factor below updates certain risk factors included in the Company’s 2024 Form 10-K in light of recent events. The below risk factor and the risk factors included in the Company’s 2024 Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect its business, financial condition and/or operating results.

The Company’s business may be materially adversely affected by the imposition of tariffs and other trade barriers and retaliatory countermeasures implemented by the United States and other governments.

Recently, the U.S. government has implemented substantial and rapidly evolving changes to U.S. trade policies, including increased tariffs and changes in U.S. participation in multilateral trade agreements, while other countries, China and Canada in particular, have undertaken retaliatory measures in response to such changes. These changes could result in increased costs of goods, which may reduce our margins and/or require us to raise prices, decreasing customer demand for our products, and/or fewer imported U.S. films. While the Company does not believe these changes will materially impact its results for 2025, there can be no guarantees that further changes to U.S. trade policy and/or retaliatory actions by other countries will not occur.

Additionally, uncertainty about global trade relationships has and may continue to increase market volatility, currency exchange rate fluctuation, and economic instability, which may adversely impact the Company’s results of operations. Furthermore, any resulting downturn or increase in geopolitical tensions may adversely impact consumers’ discretionary income and/or adversely affect consumer purchasing behavior, which could have a material adverse effect on box office receipts and on our results of operations and financial condition.

The extent and duration of increased tariffs, retaliatory actions, and the resulting impact of both on general economic conditions around the world and on the global filmed entertainment industry in particular, are uncertain and depend on numerous factors, such as the responses of and negotiations among the affected countries. As such, we cannot predict the impact to our business from any future changes to the trading relationships between the U.S. and other countries or the impact of new laws or regulations adopted by the U.S. or other countries. Furthermore, any adverse development in these areas could exacerbate risks discussed in “Risk Factors – The Company conducts business internationally, which exposes it to uncertainties and risks that could negatively affect its operations, sales, and future growth prospects,” “Risk Factors –The Company faces risks in connection with its significant presence in China and the continued expansion of its business there,” and “Risk Factors –General political, social and economic conditions can affect the Company’s business by reducing both revenues generated from existing IMAX Systems and the demand for new IMAX Systems” in Part I, Item 1A of the Company’s 2024 Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On June 12, 2017, the Company announced that its Board of Directors approved a $200.0 million share repurchase program for its common shares that would have expired on June 30, 2020, which was subsequently extended for a 12-month period in 2020, 2021, and 2022 and increased in the total share repurchase authority to $400.0 million. In 2023, the Board of Directors approved a 36-month extension to the share repurchase program through June 30, 2026. As of March 31, 2025, the Company had $150.7 million available under the program. The repurchases may be made either in the open market or through private transactions, including repurchases made pursuant to a plan intended to comply with Rule 10b5-1 under the Exchange Act, subject to market conditions, applicable legal requirements, and other relevant factors. The Company has no obligation to repurchase shares and the share repurchase program may be suspended or discontinued by the Company at any time.

During the three months ended March 31, 2025, the Company did not repurchase any common shares under the Company’s publicly announced program, and there are no other programs under which the Company repurchases shares.

The Company’s common share repurchase program activity for the three months ended March 31, 2025 was as follows:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum approximate dollar value of shares that may yet be purchased under the program
January 1 through January 31, 2025	—	$—	—	$150,720,352
February 1 through February 28, 2025	—	—	—	150,720,352
March 1 through March 31, 2025	—	—	—	150,720,352
Total	—	$—	—

In 2023, IMAX China’s shareholders granted its Board of Directors a general mandate authorizing the Board of Directors of IMAX China, subject to applicable laws, to repurchase shares of IMAX China not to exceed 10% of the total number of issued shares as of June 7, 2023 (33,959,314 shares). This program expired on the date of the 2024 Annual General Meeting of IMAX China on June 7, 2024. During the 2024 Annual General Meeting of IMAX China, shareholders approved the repurchase of shares of IMAX China not to exceed 10% of the total number of shares as of June 7, 2024 (34,000,845 shares). This program will be valid until the 2025 Annual General Meeting of IMAX China. The repurchases may be made in the open market or through other means permitted by applicable laws. IMAX China has no obligation to repurchase its shares and the share repurchase program may be suspended or discontinued by IMAX China at any time. During the three months ended March 31, 2025, IMAX China did not repurchase any shares.

(Refer to Note 6 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 for a summary of the material terms and conditions of the Company’s revolving credit facility, which include a limitation of the amount of permitted share repurchases.)

Item 5.    Other Information

(a)None.

(b)None.

(c)Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5- 1 trading arrangement during the Company’s fiscal quarter ended March 31, 2025.

Item 6.    Exhibits

Exhibit No.	Description
10.1*	Amendment Agreement to Employment Agreement, dated as of March 7, 2025, by and between IMAX China (Hong Kong) Limited and Daniel Wade Manwaring

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 23, 2025, by Richard L. Gelfond

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 23, 2025, by Natasha Fernandes

32.1**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 23, 2025, by Richard L. Gelfond

32.2**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 23, 2025, by Natasha Fernandes

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.CAL	Inline XBRL Taxonomy Extension Schema Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101. PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*Filed herewith.
**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAX CORPORATION

Date: April 23, 2025	By:	/s/ NATASHA FERNANDES
Natasha Fernandes
Chief Financial Officer & Executive Vice President
(Principal Financial and Accounting Officer)