Form 10-Q
period 2025-06-30
IMAX CORP
filed 2025-07-24
CIK 921582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of June 30, 2025
Common Shares, no par value	53,782,520

IMAX CORPORATION

IMAX CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

IMAX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. Dollars, except share amounts)
(Unaudited)

	June 30,	December 31,
	2025	2024
Assets
Cash and cash equivalents	$109,251	$100,592
Accounts receivable, net of allowance for credit losses	126,949	107,669
Financing receivables, net of allowance for credit losses	121,122	119,885
Variable consideration receivables, net of allowance for credit losses	83,276	82,593
Inventories	36,699	32,840
Prepaid expenses	13,171	13,121
Film assets, net of accumulated amortization	10,309	8,686
Property, plant and equipment, net of accumulated depreciation	243,672	240,133
Other assets	23,356	22,441
Deferred income tax assets, net of valuation allowance	13,630	14,499
Goodwill	52,815	52,815
Other intangible assets, net of accumulated amortization	34,332	35,124
Total assets	$868,582	$830,398
Liabilities
Accounts payable	$31,721	$19,803
Accrued and other liabilities	85,322	100,916
Deferred revenue	55,924	52,686
Revolving credit facility borrowings, net of unamortized debt issuance costs	47,547	36,356
Convertible notes and other borrowings, net of unamortized discounts and debt issuance costs	230,474	229,901
Deferred income tax liabilities	12,521	12,521
Total liabilities	463,509	452,183
Commitments, contingencies and guarantees (see Note 7)
Non-controlling interests	691	680
Shareholders’ equity
Capital stock common shares — no par value. Authorized — unlimited number. 53,782,520 issued and outstanding (December 31, 2024 — 52,946,200 issued and outstanding)	415,142	401,420
Other equity	175,901	185,268
Statutory surplus reserve	4,219	4,051
Accumulated deficit	(261,261)	(274,675)
Accumulated other comprehensive loss	(13,589)	(16,598)
Total shareholders’ equity attributable to common shareholders	320,412	299,466
Non-controlling interests	83,970	78,069
Total shareholders’ equity	404,382	377,535
Total liabilities and shareholders’ equity	$868,582	$830,398

(See the accompanying notes, which are an integral part of these Condensed Consolidated Financial Statements.)

IMAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of U.S. Dollars, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues
Technology sales	$18,842	$20,420	$32,366	$28,324
Image enhancement and maintenance services	50,854	52,189	101,607	102,537
Technology rentals	19,116	14,043	38,427	32,644
Finance income	2,872	2,309	5,951	4,579
	91,684	88,961	178,351	168,084
Costs and expenses applicable to revenues
Technology sales	9,352	9,222	16,575	13,989
Image enhancement and maintenance services	21,376	29,089	40,821	50,284
Technology rentals	7,354	6,723	14,177	12,995
	38,082	45,034	71,573	77,268
Gross margin	53,602	43,927	106,778	90,816
Selling, general and administrative expenses	35,302	37,564	68,764	68,821
Research and development	1,542	2,031	2,860	4,218
Amortization of intangible assets	1,809	1,321	3,540	2,664
Credit loss (reversal) expense, net	(183)	139	(309)	174
Restructuring and other charges	786	—	843	—
Income from operations	14,346	2,872	31,080	14,939
Realized and unrealized investment gains	33	32	65	62
Retirement benefits non-service expense	(133)	(107)	(203)	(214)
Interest income	1,114	561	1,654	1,095
Interest expense	(1,927)	(2,282)	(3,728)	(4,227)
Income before taxes	13,433	1,076	28,868	11,655
Income tax (expense) recovery	(1,198)	3,997	(8,483)	(1,162)
Net income	12,235	5,073	20,385	10,493
Net income attributable to non-controlling interests	(980)	(1,490)	(6,803)	(3,636)
Net income attributable to common shareholders	$11,255	$3,583	$13,582	$6,857

Net income per share attributable to common shareholders:
Basic	$0.21	$0.07	$0.25	$0.13
Diluted	$0.20	$0.07	$0.25	$0.13

Weighted average shares outstanding (in thousands):
Basic	53,751	52,633	53,448	52,568
Diluted	55,161	53,428	55,064	53,386

(See the accompanying notes, which are an integral part of these Condensed Consolidated Financial Statements.)

IMAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands of U.S. Dollars)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income	$12,235	$5,073	$20,385	$10,493
Other comprehensive income (loss) before tax
Unrealized net gain (loss) from cash flow hedging instruments	2,520	(365)	1,805	(1,281)
Realized net loss from cash flow hedging instruments	292	67	1,627	78
Foreign currency translation adjustments	600	(454)	1,021	(996)
Defined benefit and postretirement benefit plans	(141)	(149)	(346)	(398)
Total other comprehensive income (loss) before tax	3,271	(901)	4,107	(2,597)
Income tax (expense) benefit related to other comprehensive income (loss)	(699)	117	(808)	420
Other comprehensive income (loss), net of tax	2,572	(784)	3,299	(2,177)
Comprehensive income	14,807	4,289	23,684	8,316
Comprehensive income attributable to non-controlling interests	(1,149)	(1,359)	(7,093)	(3,351)
Comprehensive income attributable to common shareholders	$13,658	$2,930	$16,591	$4,965

(See the accompanying notes, which are an integral part of these Condensed Consolidated Financial Statements.)

IMAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. Dollars)
(Unaudited)

	Six Months Ended
	June 30,
	2025	2024
Operating Activities
Net income	$20,385	$10,493
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	30,809	34,002
Amortization of deferred financing costs	984	985
Credit loss (reversal) expense, net	(309)	174
Write-downs, including asset impairments	1,047	2,399
Deferred income tax expense	72	(7,722)
Share-based and other non-cash compensation	12,767	11,753
Unrealized foreign currency exchange (gain) loss	(278)	51
Realized and unrealized investment gain	(65)	(62)
Changes in assets and liabilities:
Accounts receivable	(18,702)	14,492
Inventories	(4,027)	(6,271)
Film assets	(11,318)	(12,741)
Deferred revenue	3,116	(4,397)
Changes in other operating assets and liabilities	(4,300)	(19,086)
Net cash provided by operating activities	30,181	24,070
Investing Activities
Purchase of property, plant and equipment	(4,006)	(2,690)
Investment in equipment for joint revenue sharing arrangements	(14,666)	(9,757)
Acquisition of other intangible assets	(3,376)	(3,191)
Net cash used in investing activities	(22,048)	(15,638)
Financing Activities
Revolving credit facility borrowings	29,000	51,000
Repayments of revolving credit facility borrowings	(18,000)	(21,000)
Repayments of other borrowings	(372)	(311)
Repurchase of common shares	—	(18,102)
Repurchase of common shares - IMAX China	(1,454)	—
Taxes withheld and paid on employee stock awards vested	(9,742)	(4,978)
Common shares issued - stock options exercised	1,048	—
Net cash provided by financing activities	480	6,609
Effects of exchange rate changes on cash	46	311
Increase in cash and cash equivalents during period	8,659	15,352
Cash and cash equivalents, beginning of period	100,592	76,200
Cash and cash equivalents, end of period	$109,251	$91,552

(See the accompanying notes, which are an integral part of these Condensed Consolidated Financial Statements.)

IMAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands of U.S. Dollars)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Adjustments to capital stock:
Balance, beginning of period	$414,041	$393,597	$401,420	$389,048
Restricted share units vested, net of shares withheld for employee tax obligations	970	954	12,350	14,020
Employee stock options exercised, net of shares withheld for employee tax obligations	100	—	1,048	—
Grant date fair value of stock options exercised	31		324	—
Average carrying value of repurchased and retired common shares	—	(58)	—	(8,575)
Balance, end of period	415,142	394,493	415,142	394,493
Adjustments to other equity:
Balance, beginning of period	169,751	171,877	185,268	185,087
Amortization of share-based payment expense - restricted share units	5,818	4,622	9,563	7,546
Amortization of share-based payment expense - performance stock units	2,022	1,992	3,995	3,879
Restricted share units vested	(1,574)	(1,848)	(22,516)	(19,791)
Grant date fair value of stock options exercised	(31)		(324)	—
Change in ownership interest related to IMAX China	(85)	(11)	(85)	(89)
Balance, end of period	175,901	176,632	175,901	176,632
Adjustments to statutory surplus reserve:
Balance, beginning of period	4,106	3,932	4,051	3,932
Change in statutory surplus reserve, IMAX China	113		168
Balance, end of period	4,219	3,932	4,219	3,932
Adjustments to accumulated deficit:
Balance, beginning of period	(272,403)	(297,284)	(274,675)	(292,845)
Net income attributable to common shareholders	11,255	3,583	13,582	6,857
Statutory surplus reserve deducted from retained earnings, IMAX China	(113)		(168)	—
Common shares repurchased and retired	—	(188)	—	(7,901)
Balance, end of period	(261,261)	(293,889)	(261,261)	(293,889)
Adjustments to accumulated other comprehensive loss:
Balance, beginning of period	(15,992)	(13,320)	(16,598)	(12,081)
Other comprehensive income (loss), net of tax	2,403	(654)	3,009	(1,893)
Balance, end of period	(13,589)	(13,974)	(13,589)	(13,974)
Adjustments to non-controlling interests:
Balance, beginning of period	84,110	73,928	78,069	71,790
Net income attributable to non-controlling interests	965	1,482	6,792	3,636
Other comprehensive income (loss), net of tax	169	(130)	290	(284)
Share-based compensation attributable to non-controlling interests	95	(65)	188	(6)
Change in ownership interest related to IMAX China common share repurchases	(1,369)	(104)	(1,369)	(25)
Balance, end of period	83,970	75,111	83,970	75,111
Total Shareholders’ Equity	$404,382	$342,305	$404,382	$342,305

(See the accompanying notes, which are an integral part of these Condensed Consolidated Financial Statements.)

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. Dollars, unless otherwise stated)

1. Basis of Presentation

Accounting Principles

IMAX Corporation (together with its subsidiaries, unless the context requires otherwise, the “Company” or “IMAX”), prepares financial statements in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures have been condensed or omitted as permitted by such rules and regulations. In the opinion of the Company’s management, the unaudited Condensed Consolidated Financial Statements reflect all necessary adjustments for a fair statement of interim results. The Condensed Consolidated Balance Sheet at December 31, 2024 was derived from the Company’s audited annual Consolidated Financial Statements in the Company’s 2024 Annual Report on Form 10-K (the “2024 Form 10-K”). The interim results presented in the Company’s Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows are not necessarily indicative of results for a full year.

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

As of June 30, 2025 and December 31, 2024, total assets and liabilities of the Company’s consolidated VIEs were as follows:

	June 30,	December 31,
(In thousands of U.S. Dollars)	2025	2024
Total assets	$1,787	$1,459
Total liabilities	$362	$246

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

2. New Accounting Standards and Accounting Changes

Issued FASB Accounting Standard Codification Updates Not Yet Adopted

Improvements to Income Tax Disclosures

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). The amendments in ASU 2023-09 improve the transparency of income tax disclosures by requiring (i) consistent categories and greater disaggregation of information in the rate reconciliation, and (ii) income taxes to be paid disaggregated by jurisdiction. ASU 2023-09 is effective for annual periods beginning on or after December 31, 2024. The Company is in the process of evaluating the impact of this ASU on its Consolidated Financial Statements disclosures related to tax.

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

The Company considers the applicability and impact of all recently issued FASB accounting standard codification updates. ASUs that are not noted above were assessed and determined to be not applicable or not significant to the Company’s Condensed Consolidated Financial Statements for the period ended June 30, 2025.

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

The following tables summarize the activity in the allowance for credit losses related to Accounts Receivable for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended				Six Months Ended
	June 30, 2025				June 30, 2025
(In thousands of U.S. Dollars)	Theater Operators	Studios	Other	Total	Theater Operators	Studios	Other	Total
Beginning balance	$11,483	$1,236	$455	$13,174	$11,678	$1,017	$583	$13,278
Current period provision (reversal), net	83	115	(26)	172	(33)	522	(154)	335
Write-offs, net of recoveries	(14)	(74)	—	(88)	(14)	(262)	—	(276)
Foreign exchange	16	—	—	16	(63)	—	—	(63)
Ending balance	$11,568	$1,277	$429	$13,274	$11,568	$1,277	$429	$13,274

	Three Months Ended				Six Months Ended
	June 30, 2024				June 30, 2024
(In thousands of U.S. Dollars)	Theater Operators	Studios	Other	Total	Theater Operators	Studios	Other	Total
Beginning balance	$14,247	$630	$1,079	$15,956	$14,355	$616	$1,006	$15,977
Current period provision (reversal), net	53	24	1	78	(41)	38	74	71
Write-offs, net of recoveries	(178)	(3)	—	(181)	(178)	(3)	—	(181)
Foreign exchange	(27)	—	—	(27)	(41)	—	—	(41)
Ending balance	$14,095	$651	$1,080	$15,826	$14,095	$651	$1,080	$15,826

For the three and six months ended June 30, 2025, the Company’s allowance for current expected credit losses related to Accounts Receivable increased by $0.1 million and decreased by less than $0.1 million, respectively (2024 — decreased by $0.1 million and $0.2 million, respectively).

Financing Receivables

Financing receivables are due from theater operators and consist of the Company’s net investment in sales-type leases and receivables associated with financed sales of IMAX Systems. As of June 30, 2025 and December 31, 2024, financing receivables consisted of the following:

	June 30,	December 31,
(In thousands of U.S. Dollars)	2025	2024
Net investment in leases:
Gross minimum payments due under sales-type leases	$30,203	$30,890
Unearned finance income	(1,108)	(887)
Present value of minimum payments due under sales-type leases	29,095	30,003
Allowance for credit losses	(454)	(664)
Net investment in leases	28,641	29,339
Financed sales receivables:
Gross minimum payments due under financed sales	128,917	127,906
Unearned finance income	(26,617)	(27,199)
Present value of minimum payments due under financed sales	102,300	100,707
Allowance for credit losses	(9,819)	(10,161)
Net financed sales receivables	92,481	90,546
Total financing receivables	$121,122	$119,885

Net financed sales receivables due within one year	$32,336	$30,136
Net financed sales receivables due after one year	60,145	60,410
Total financed sales receivables	$92,481	$90,546

As of June 30, 2025 and December 31, 2024, the weighted-average remaining lease term and weighted-average interest rate associated with the Company’s sales-type lease arrangements and financed sales receivables, as applicable, were as follows:

	June 30,	December 31,
(In thousands of U.S. Dollars)	2025	2024
Weighted-average remaining lease term (in years):
Sales-type lease arrangements	8.6	8.5
Weighted-average interest rate
Sales-type lease arrangements	7.15%	7.24%
Financed sales receivables	8.94%	8.95%

The tables below provide information on the Company’s net investment in leases by credit quality indicator as of June 30, 2025 and December 31, 2024. The amounts disclosed for each credit quality classification are determined on a theater-by-theater basis as per the origination year of the relationship, and include both billed and unbilled amounts.

(In thousands of U.S. Dollars)	By Origination Year
As of June 30, 2025	2025	2024	2023	2022	2021	Prior	Total
Net investment in leases:
Credit quality classification:
In good standing	$543	$3,476	$3,026	$3,076	$8,856	$8,710	$27,687
Credit Watch	—	—	—	—	—	—	—
Pre-approved transactions	1,007	—	—	—	—	—	1,007
Transactions suspended	—	—	—	—	—	401	401
Total net investment in leases	$1,550	$3,476	$3,026	$3,076	$8,856	$9,111	$29,095

(In thousands of U.S. Dollars)	By Origination Year
As of December 31, 2024	2024	2023	2022	2021	2020	Prior	Total
Net investment in leases:
Credit quality classification:
In good standing	$3,469	$3,190	$3,057	$6,625	$1,963	$1,931	$20,235
Credit Watch	—	—	—	—	—	—	—
Pre-approved transactions	—	—	—	2,800	1,477	4,664	8,941
Transactions suspended	—	—	426	—	—	401	827
Total net investment in leases	$3,469	$3,190	$3,483	$9,425	$3,440	$6,996	$30,003

The tables below provide information on the Company’s financed sales receivables by credit quality indicator as of June 30, 2025 and December 31, 2024. The amounts disclosed for each credit quality classification are determined on a theater-by-theater basis as per the origination year of the relationship, and include both billed and unbilled amounts.

(In thousands of U.S. Dollars)	By Origination Year
As of June 30, 2025	2025	2024	2023	2022	2021	Prior	Total
Financed sales receivables:
Credit quality classification:
In good standing	$5,966	$5,834	$6,757	$5,226	$5,245	$42,626	$71,654
Credit Watch	—	—	—	—	—	533	533
Pre-approved transactions	619	664	1,054	223	3,700	9,879	16,139
Transactions suspended	—	—	—	298	114	13,562	13,974
Total financed sales receivables	$6,585	$6,498	$7,811	$5,747	$9,059	$66,600	$102,300

(In thousands of U.S. Dollars)	By Origination Year
As of December 31, 2024	2024	2023	2022	2021	2020	Prior	Total
Financed sales receivables:
Credit quality classification:
In good standing	$6,217	$7,249	$5,980	$6,152	$4,974	$41,570	$72,142
Credit Watch	—	—	—	—	—	567	567
Pre-approved transactions	411	779	298	3,468	1,899	8,132	14,987
Transactions suspended	—	—	—	114	143	12,754	13,011
Total financed sales receivables	$6,628	$8,028	$6,278	$9,734	$7,016	$63,023	$100,707

The following tables provide an aging analysis for the Company’s net investment in leases and financed sales receivables as of June 30, 2025 and December 31, 2024:

	As of June 30, 2025
(In thousands of U.S. Dollars)	Accrued and Current	30-89 Days	90+ Days	Billed	Unbilled	Recorded Receivable	Allowance for Credit Losses	Net
Net investment in leases	$213	$380	$2,541	$3,134	$25,961	$29,095	$(454)	$28,641
Financed sales receivables	1,336	2,185	11,277	14,798	87,502	102,300	(9,819)	92,481
Total	$1,549	$2,565	$13,818	$17,932	$113,463	$131,395	$(10,273)	$121,122

	As of December 31, 2024
(In thousands of U.S. Dollars)	Accrued and Current	30-89 Days	90+ Days	Billed	Unbilled	Recorded Receivable	Allowance for Credit Losses	Net
Net investment in leases	$222	$218	$3,185	$3,625	$26,378	$30,003	$(664)	$29,339
Financed sales receivables	895	1,019	12,462	14,376	86,331	100,707	(10,161)	90,546
Total	$1,117	$1,237	$15,647	$18,001	$112,709	$130,710	$(10,825)	$119,885

The following tables provide information about the Company’s net investment in leases and financed sales receivables with billed amounts past due for which it continues to accrue finance income as of June 30, 2025 and December 31, 2024. The amounts disclosed for each credit quality classification are determined on a theater-by-theater basis and include both billed and unbilled amounts.

	As of June 30, 2025
(In thousands of U.S. Dollars)	Accrued and Current	30-89 Days	90+ Days	Billed	Unbilled	Allowance for Credit Losses	Net
Net investment in leases	$200	$355	$2,541	$3,096	$18,702	$(6)	$21,792
Financed sales receivables	1,033	1,662	9,113	11,808	39,253	(959)	50,102
Total	$1,233	$2,017	$11,654	$14,904	$57,955	$(965)	$71,894

	As of December 31, 2024
(In thousands of U.S. Dollars)	Accrued and Current	30-89 Days	90+ Days	Billed	Unbilled	Allowance for Credit Losses	Net
Net investment in leases	$222	$218	$3,185	$3,625	$20,176	$(6)	$23,795
Financed sales receivables	727	610	10,143	11,480	42,208	(1,086)	52,602
Total	$949	$828	$13,328	$15,105	$62,384	$(1,092)	$76,397

The following table provides information about the Company’s net investment in leases and financed sale receivables that were on nonaccrual status as of June 30, 2025 and December 31, 2024:

	As of June 30, 2025			As of December 31, 2024
(In thousands of U.S. Dollars)	Recorded Receivable	Allowance for Credit Losses	Net	Recorded Receivable	Allowance for Credit Losses	Net
Net investment in leases	$401	$(401)	$—	$827	$(614)	$213
Net financed sales receivables	30,646	(9,242)	21,404	28,565	(8,317)	20,248
Total	$31,047	$(9,643)	$21,404	$29,392	$(8,931)	$20,461

For the three and six months ended June 30, 2025 and 2024, the Company did not recognize Finance Income related to the net investment in leases on non-accrual status. For the three and six months ended June 30, 2025, the Company recognized less than $0.1 million, respectively (2024 — less than $0.3 million and $0.7 million) in Finance Income related to the financed sales receivables in nonaccrual status.

The following tables summarize the activity in the allowance for credit losses related to the Company’s net investment in leases and financed sale receivables for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30, 2025		June 30, 2025
(In thousands of U.S. Dollars)	Net Investment in Leases	Net Financed Sales Receivables	Net Investment in Leases	Net Financed Sales Receivables
Beginning balance	$667	$9,957	$664	$10,161
Current period reversal, net	(213)	(147)	(210)	(346)
Foreign exchange	—	9	—	4
Ending balance	$454	$9,819	$454	$9,819

	Three Months Ended		Six Months Ended
	June 30, 2024		June 30, 2024
(In thousands of U.S. Dollars)	Net Investment in Leases	Net Financed Sales Receivables	Net Investment in Leases	Net Financed Sales Receivables
Beginning balance	$451	$9,616	$453	$9,617
Current period (reversal) provision, net	(1)	17	3	13
Foreign exchange	—	(8)	(6)	(5)
Ending balance	$450	$9,625	$450	$9,625

For the three and six months ended June 30, 2025, the Company’s allowance for current expected credit losses related to its net investment in leases decreased by $0.2 million and $0.2 million, respectively, and financed sale receivables decreased by $0.1 million and $0.3 million, respectively.

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

The following table summarizes the activity in the Allowance for Credit Losses related to Variable Consideration Receivables for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
(In thousands of U.S. Dollars)	Theater Operators	Theater Operators	Theater Operators	Theater Operators
Beginning balance	$107	$636	$116	$633
Current period provision, net	13	41	4	44
Foreign exchange	—	—	—	—
Ending balance	$120	$677	$120	$677

For the three and six months ended June 30, 2025, the Company’s allowance for current expected credit losses related to Variable Consideration Receivables increased by less than $0.1 million, respectively (2024 — increased by less than $0.1 million, respectively).

4. Lease Arrangements

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

The following lease payments are expected to be received by the Company for its sales-type leases and joint revenue sharing arrangements in each of the remainder of 2025, next four years and thereafter following the June 30, 2025 balance sheet date:

(In thousands of U.S. Dollars)	Sales-Type Leases
2025 (six months remaining)	$1,619
2026	3,258
2027	3,163
2028	3,017
2029	3,017
Thereafter	16,129
Total	$30,203

5. Inventories

As of June 30, 2025 and December 31, 2024, Inventories consisted of the following:

	June 30,	December 31,
(In thousands of U.S. Dollars)	2025	2024
Raw materials	$31,181	$29,162
Work-in-process	1,871	1,611
Finished goods	3,647	2,067
Total	$36,699	$32,840

As of June 30, 2025, Inventories included finished goods of $2.3 million (December 31, 2024 — $1.8 million) for which title had passed to the customers, but the criteria for revenue recognition were not met as of the balance sheet date.

During the three and six months ended June 30, 2025, the Company recorded write-downs of $0.1 million and $0.2 million, respectively (2024 — write-downs of $0.2 million during each such period) in Costs and Expenses Applicable to Revenues ― Technology Sales.

6. Borrowings

Revolving Credit Facility Borrowings, Net

As of June 30, 2025 and December 31, 2024, Revolving Credit Facility Borrowings, Net included the following:

	June 30,	December 31,
(In thousands of U.S. Dollars)	2025	2024
Wells Fargo Credit Facility borrowings	$48,000	$37,000
Unamortized debt issuance costs	(453)	(644)
Revolving Credit Facility Borrowings, net	$47,547	$36,356

Credit Agreement

The Company was a party to a Sixth Amended and Restated Credit Agreement, dated as of March 25, 2022 (the “Credit Agreement”), that provided for a credit facility (the “Credit Facility”) maturing March 25, 2027. The Company’s obligations under the Credit Agreement are guaranteed by certain of the Company’s subsidiaries (the “Guarantors”), and are secured by first-priority security interests in substantially all of the assets of the Company and the Guarantors.

The Credit Agreement provided for a revolving borrowing capacity of $300.0 million, and contained an uncommitted accordion feature that allowed the Company to further increase its borrowing capacity by the greater of $140.0 million, for a total of $440.0 million, or by the Company’s EBITDA (as defined in the Credit Agreement) (“Adjusted EBITDA per Credit Facility”) for the sum of the four most recently ended fiscal quarters, subject to certain conditions, depending on the mix of revolving loans and/or term loans under the incremental facility and subject to conditions set forth in the Credit Agreement.

The Credit Agreement required that the Company maintain a maximum Senior Secured Net Leverage Ratio (as defined in the Credit Agreement) of no greater than 3.25:1.00, on the last day of each fiscal quarter. The Company was in compliance with this requirement as of June 30, 2025 as the Senior Secured Net Leverage Ratio was 0.00:1.00.

As of June 30, 2025, borrowings under the Credit Facility were $48.0 million (December 31, 2024 — $37.0 million) and bore interest at Term SOFR, plus a margin of 1.75% per annum based on the Company’s total leverage ratio. The effective interest rate for the three and six months ended June 30, 2025 were 6.17%, respectively.

As of June 30, 2025 and December 31, 2024, the Company had no letters of credit or advance payment guarantees outstanding under the Credit Facility. As of June 30, 2025, the amount available for future borrowings under the Credit Facility was $252.0 million (December 31, 2024 — $263.0 million).

On July 14, 2025, the Company entered into a Seventh Amended and Restated Credit Agreement (the “New Credit Agreement”) with Wells Fargo Bank, National Association, as agent, and a syndicate of lenders party thereto. The New Credit Agreement increases the Company’s revolving borrowing capacity to $375.0 million, and also contains an uncommitted accordion feature allowing the Company to further expand its borrowing capacity to $515.0 million or greater, in the form of revolving loans and/or term loans under the incremental facility and subject to conditions set forth in the New Credit Agreement. The facility under the New Credit Agreement (the “New Facility”) matures on July 14, 2030; provided that if certain convertible debt that is permitted to be incurred under the New Credit Agreement, and is so incurred after the date of the New Credit Agreement, has a maturity date that is earlier than 91 days after the maturity date of the New Facility and the aggregate amount of any such convertible debt that remains outstanding on the date that is 91 days prior to the earliest maturity date of any such convertible debt (the “Springing Maturity Date”) exceeds $100.0 million, then the maturity date for the New Facility shall automatically be modified to be the Springing Maturity Date.

Loans under the New Facility will bear interest, at the Company’s option, at (i) Term SOFR, Eurocurrency Rate or Term CORRA plus a margin ranging from 1.00% to 1.75% per annum or (ii) the U.S. base rate or the Canadian prime rate plus a margin ranging from 0.25% to 1.00% per annum, in each case depending on the Company’s total leverage ratio. In no event will Term SOFR, Eurocurrency Rate or Term CORRA be less than 0.00% per annum.

The New Credit Agreement requires that the Company does not exceed a maximum senior secured net leverage ratio of 3.25:1.00, which may be increased under certain circumstances and is tested on the last day of each fiscal quarter. In addition, the New Credit Agreement contains customary affirmative and negative covenants for a transaction of this type, including covenants that limit indebtedness, liens, asset sales, investments and restricted payments, in each case, subject to negotiated exceptions and baskets. The New Credit Agreement also contains representations, warranties and event of default provisions customary for a transaction of this type. The Company’s obligations under the New Credit Agreement are guaranteed by certain of the Guarantors, and are secured by first-priority security interests in substantially all of the assets of the Company and the Guarantors.

At closing, the Company incurred $52.0 million under the New Credit Agreement to repay the outstanding balance under the Credit Facility. The Company estimates the fees incurred in connection with the New Credit Agreement to be approximately $2.2 million, which will be amortized on a straight-line basis over the term of the New Credit Agreement.

Foreign Exchange Facility

Within the Credit Facility, the Company is able to purchase foreign currency forward contracts and/or other swap arrangements. As of June 30, 2025, the net unrealized gain on the Company’s outstanding foreign currency forward contracts was $1.4 million, representing the amount by which the notional value of these forward contracts exceeded their fair value (December 31, 2024 — net unrealized loss of $2.0 million). As of June 30, 2025, the notional value of the Company’s outstanding foreign currency forward contracts was $51.3 million (December 31, 2024 — $48.4 million).

Bank of China Facility

As of June 30, 2025, and December 31, 2024, there were no borrowings outstanding under the Bank of China Facility (as defined and described in Note 13 to the Company’s audited Consolidated Financial Statements in its 2024 Form 10-K) and outstanding letters of guarantee were RMB 0.2 million (less than $0.1 million).

As of June 30, 2025, the amount available for future borrowings under the Bank of China Facility was RMB 190.0 million ($26.5 million) and the amount available for letters of guarantee was RMB 9.8 million ($1.4 million). The amount available for future borrowings under the Bank of China Facility is not subject to a standby fee. The effective interest rate for the three and six months ended June 30, 2025 was 0% for each such period (2024 — 0% for each such period).There were no amounts drawn under the Bank of China Facility for the three and six months ended June 30, 2025.

HSBC China Facility

In June 2022, IMAX Shanghai entered into an unsecured revolving facility for up to RMB 200.0 million ($27.9 million) with HSBC Bank (China) Company Limited, Shanghai Branch to fund ongoing working capital requirements (the “HSBC China Facility”). As of June 30, 2025 and December 31, 2024, no borrowings were outstanding under the HSBC China Facility. As of June 30, 2025, the amount available for future borrowings under the HSBC China Facility was RMB 200.0 million ($27.9 million). The effective interest rate for the three and six months ended June 30, 2025 was 0% for each such period (2024 — 0%).

NBC Facility

The NBC Facility (as defined and described in Note 13 to the Company’s audited Consolidated Financial Statements in its 2024 Form 10-K) has been renewed to September 20, 2025. The Company did not have any letters of credit or advance payment guarantees outstanding as of June 30, 2025 and December 31, 2024 under the NBC Facility.

Convertible Notes and Other Borrowings, Net

As of June 30, 2025 and December 31, 2024, Convertible Notes and Other Borrowings, Net included the following:

	June 30,	December 31,
(In thousands of U.S. Dollars)	2025	2024
Convertible Notes	$230,000	$230,000
Unamortized discounts and debt issuance costs	(1,112)	(1,864)
Convertible Notes, net	228,888	228,136

Federal Economic Development Loan	1,761	2,056
Unaccreted interest benefit	(175)	(291)
Federal Economic Development Loan, net	1,586	1,765

Convertible Notes and Other Borrowings, net	$230,474	$229,901

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

Federal Economic Development Loan

As of June 30, 2025, the Federal Economic Development Loan (as defined and described in Note 13 to the Company’s audited Consolidated Financial Statements in its 2024 Form 10-K) had a carrying value of $1.6 million, net of unaccreted interest benefit and is recorded within Convertible Notes and Other Borrowings, Net on the Company’s Condensed Consolidated Balance Sheets.

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

Product Warranties

The Company’s accrual for product warranties, which is recorded within Accrued and Other Liabilities on the Condensed Consolidated Balance Sheets, was $nil as of June 30, 2025 and $0.1 million as of December 31, 2024.

Director and Officer Indemnifications

The Company’s by-laws contain an indemnification of its directors/officers, former directors/officers, and persons who have acted at its request to be a director/officer of an entity in which the Company is a shareholder or creditor, to indemnify them, to the extent permitted by the Canada Business Corporations Act, against expenses (including legal fees), judgments, fines and any amounts actually and reasonably incurred by them in connection with any action, suit or proceeding in which the directors and/or officers are sued as a result of their service, if they acted honestly and in good faith with a view to the best interests of the Company. In addition, the Company has entered into indemnification agreements with each of its directors in order to effectuate the foregoing. The nature of the indemnification prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to counterparties. The Company has purchased directors’ and officers’ liability insurance. No amount has been accrued on the Company’s Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024, with respect to this indemnity.

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

8. Condensed Consolidated Statements of Operations – Supplemental Information

Selling Expenses

The following table summarizes the Company’s selling expenses, including sales commissions and marketing and other, which are recognized within Costs and Expenses Applicable to Revenues in the Condensed Consolidated Statements of Operations, for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025		2024
(In thousands of U.S. Dollars)	Sales Commissions	Marketing and Other	Sales Commissions	Marketing and Other
Technology sales(1)	$218	$72	$348	$180
Image enhancement and maintenance services(2)	—	3,415	—	4,101
Technology rentals(3)	191	669	141	560
Total	$409	$4,156	$489	$4,841
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

	Six Months Ended June 30,
	2025		2024
(In thousands of U.S. Dollars)	Sales Commissions	Marketing and Other	Sales Commissions	Marketing and Other
Technology sales(1)	$398	$127	$426	$346
Image enhancement and maintenance services(2)	—	5,850	—	6,676
Technology rentals(3)	257	1,000	250	1,000
Total	$655	$6,977	$676	$8,022
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

Foreign Exchange

Included in Selling, General and Administrative Expenses for the three and six months ended June 30, 2025 is a foreign currency net gain of $0.2 million and loss of $0.2 million, respectively (2024 — net losses of $0.2 million and $0.5 million, respectively) resulting from changes in exchange rates related to foreign currency denominated monetary assets and liabilities. See Note 15 for additional information.

Government Assistance

For the three and six months ended June 30, 2025, the Company recognized $3.8 million in benefits received from the Internal Revenue Service under the Employee Retention Credit (“ERC”) program which provides for a refundable tax credit for eligible businesses that had employees and were affected during the COVID-19 pandemic. The ERC has been recognized as a reduction to Selling, General and Administrative Expenses ($2.5 million) and Costs and Expenses Applicable to Revenues ($1.3 million).

Collaborative Arrangements

Joint Revenue Sharing Arrangements

The accounting policy for the Company’s JRSAs is disclosed in Note 2 of the Company’s audited Consolidated Financial Statements in its 2024 Form 10-K.

Revenue attributable to transactions arising between the Company and its customers under JRSAs are recorded within Revenues — Technology Sales (for hybrid JRSAs) and Revenues — Technology Rentals (for traditional JRSAs). For the three and six months ended June 30, 2025, such revenues totaled $18.7 million and $37.9 million, respectively (2024 — $13.3 million and $32.5 million, respectively).

IMAX Film Remastering and Distribution

The Company earns revenue through the digital remastering of films and other content into IMAX formats for distribution to the IMAX network (“IMAX Film Remastering”). The accounting policy for IMAX Film Remastering and distribution arrangements is disclosed in Note 2 of the Company’s audited Consolidated Financial Statements in its 2024 Form 10-K.

Revenue attributable to transactions arising between the Company and its customers under IMAX Film Remastering and distribution arrangements are included in Revenues – Image Enhancement and Maintenance Services. For the three and six months ended June 30, 2025, such revenues totaled $28.7 million and $60.4 million, respectively (2024 — $21.3 million and $51.0 million, respectively). See Note 12 for a disaggregated presentation of the Company’s revenues.

Co-Produced Film Arrangements

The accounting policies relating to co-produced film arrangements are disclosed in Notes 2 and 3 of the Company’s audited Consolidated Financial Statements in its 2024 Form 10-K.

As of June 30, 2025, the Company is party to one co-produced film arrangement, which represented the VIE total assets balance of $1.8 million and liabilities balance of $0.4 million, and four other co-produced film arrangements, the terms of which are similar.

For the three and six months ended June 30, 2025, an expense of $0.1 million and $0.2 million, respectively (2024 — $2.9 million and $3.0 million, respectively) attributable to transactions between the Company and other parties involved in the production of the films have been included in Costs and Expenses Applicable to Revenues ― Image Enhancement and Maintenance Services.

9. Condensed Consolidated Statements of Cash Flows – Supplemental Information

Changes in other operating assets and liabilities

	Six Months Ended
	June 30,
(In thousands of U.S. Dollars)	2025	2024
(Increase) decrease in:
Financing receivables	$(911)	$3,554
Prepaid expenses	(49)	(663)
Variable consideration receivables	(683)	(5,633)
Other assets	1,155	1,412
Increase (decrease) in:
Accounts payable	11,694	(6,233)
Accrued and other liabilities	(15,506)	(11,523)
Total	$(4,300)	$(19,086)

Depreciation and amortization

	Six Months Ended
	June 30,
(In thousands of U.S. Dollars)	2025	2024
Film assets	$9,529	$13,867
Property, plant and equipment:
Equipment supporting JRSAs	11,378	11,495
Other property, plant and equipment	4,426	4,296
Other intangible assets	4,205	3,289
Other assets	1,271	1,055
Total	$30,809	$34,002

Write-downs

	Six Months Ended
	June 30,
(In thousands of U.S. Dollars)	2025	2024
Other assets	$381	$—
Inventories	194	166
Property, plant and equipment:
Equipment supporting JRSAs	399	2,137
Other property, plant and equipment	3	52
Other intangible assets	—	35
Film assets	70	9
Total	$1,047	$2,399

Significant non-cash investing activities

	Six Months Ended
	June 30,
(In thousands of U.S. Dollars)	2025	2024
Net decrease in accruals related to:
Investment in equipment supporting JRSAs	$(121)	$(209)
Acquisition of other intangible assets	(4)	2
Purchases of property, plant and equipment	—	(15)
Net amount	$(125)	$(222)

10. Income Taxes

Income Tax (Expense) Benefit

For the three months ended June 30, 2025, the Company recorded an income tax expense of $1.2 million (2024 — tax benefit of $4.0 million). The Company’s effective tax rate of 8.9% for the three months ended June 30, 2025, reflects the geographic allocation of income earned in taxing jurisdictions and reflects a decrease in the valuation allowance.

For the six months ended June 30, 2025, the Company recorded an income tax expense of $8.5 million (2024 — tax expense of $1.2 million). The Company’s effective tax rate of 29.4% for the six months ended June 30, 2025, reflects the geographic allocation of income earned in taxing jurisdictions and also reflects an increase in the valuation allowance, withholding taxes and a tax benefit related to share-based compensation.

On July 4, 2025, the One Big Beautiful Bill Act (the “Act”) was signed into law, introducing significant U.S. tax changes. Key provisions that may impact IMAX are Interest Deductibility (IRC §163(j)), Bonus Depreciation and Section §179. The Company is currently evaluating the Act’s potential impact on its Consolidated Financial Statements and will update its assessment as further guidance becomes available.

As of June 30, 2025, the Company’s Condensed Consolidated Balance Sheets included net deferred income tax assets of $13.6 million (December 31, 2024 — $14.5 million). Realization of net deferred tax assets is dependent upon generation of sufficient taxable income in future years to obtain benefit from the reversal of temporary differences, net operating loss carryforwards and tax credit carryforwards. The amount of net deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

As of June 30, 2025, the Company’s Condensed Consolidated Balance Sheets also included deferred tax liabilities of $12.5 million (December 31, 2024 — $12.5 million) primarily related to foreign withholding taxes associated with the remaining balance of non-repatriated historical earnings that will not be indefinitely reinvested outside of Canada.

11. Capital Stock and Reserves

Share-Based Compensation

For the three and six months ended June 30, 2025, share-based compensation expense totaled $7.4 million and $12.6 million, respectively (2024 — $6.9 million and $11.5 million, respectively) and is reflected in the following accounts in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands of U.S. Dollars)	2025	2024	2025	2024
Costs and expenses applicable to revenues	$305	$247	$596	$475
Selling, general and administrative expenses	6,862	6,506	11,582	10,843
Research and development	190	110	384	221
Total	$7,357	$6,863	$12,562	$11,539

The following table summarizes the Company’s share-based compensation expense by each award type:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands of U.S. Dollars)	2025	2024	2025	2024
Restricted Share Units	$4,519	$4,133	$7,386	$6,875
Performance Stock Units	1,969	1,966	3,901	3,818
IMAX China Long Term Incentive Plan Restricted Share Units	734	695	1,047	722
IMAX China Long Term Incentive Plan Performance Stock Units	135	69	228	124
	$7,357	$6,863	$12,562	$11,539

For the three and six months ended June 30, 2025, the Company’s share-based compensation expense included restricted share units to non-employees of $1.7 million for each such period, of which $1.7 million granted during the six month period vested immediately (2024 — $1.7 million for each such period).

Stock Option Summary

The following table summarizes the activity under the Company’s Stock Option Plan (“SOP”) for the six months ended June 30, 2025 and 2024:

	Number of Shares		Weighted Average Exercise Price Per Share
	2025	2024	2025	2024
Stock options outstanding, beginning of period	2,469,238	3,329,422	$26.27	$26.23
Exercised	(48,487)	—	21.62	—
Expired	(470,582)	(607,114)	29.53	28.15
Cancelled	—	(1,768)	—	24.38
Stock options outstanding, end of period	1,950,169	2,720,540	25.60	25.80
Stock options exercisable, end of period	1,950,169	2,720,540	25.60	25.80

Stock options are no longer granted under the Company’s previously approved SOP.

IMAX LTIP Restricted Share Units (“RSU”) Summary

The following table summarizes the activity in respect of RSUs issued under the IMAX Corporation Second Amended and Restated Long-Term Incentive Plan (as may be amended, “IMAX LTIP”) for the six months ended June 30, 2025 and 2024:

	Number of Shares		Weighted Average Grant Date Fair Value Per Share
	2025	2024	2025	2024
RSUs outstanding, beginning of period	1,465,977	1,286,830	$17.16	$18.53
Granted	542,555	946,507	25.21	16.43
Vested and settled	(712,092)	(682,549)	18.18	18.70
Forfeited	(25,593)	(37,844)	19.83	18.34
RSUs outstanding, end of period	1,270,847	1,512,944	19.98	17.14

IMAX LTIP Performance Stock Units (“PSU”) Summary

The Company grants two types of PSU awards, one which vests based on a combination of employee service and the achievement of certain Adjusted EBITDA targets and one which vests based on a combination of employee service and the achievement of total shareholder return (“TSR”) targets. The achievement of these targets are assessed over a three-year performance period, with vesting ranging from 0% to 175% of the initial Adjusted EBITDA PSU award or 150% of the initial TSR PSU award, depending upon actual performance.

The grant date fair value for Adjusted EBITDA PSUs is equal to the closing price of the Company’s common shares on the date of grant or the average closing price of the Company’s common shares for five days prior to the date of grant. The grant date fair value for TSR PSUs is determined using a Monte Carlo Model, influenced by share price and various assumptions, such as, market conditions and expected share price volatility over the term of the awards.

The compensation expense attributable for each type of PSUs is recognized on a straight-line basis over the requisite service period. If, as a result of management’s assessment, it is projected that a greater or lesser number of PSUs will vest than previously anticipated, a life-to-date adjustment to increase or decrease compensation expense is recorded in the period that such determination is made, respectively. The expense recognized in the six months ended June 30, 2025 and 2024 includes adjustments reflecting management’s estimate of the number of Adjusted EBITDA PSUs expected to vest.

The following table summarizes the activity in respect of PSUs issued under the IMAX LTIP for the six months ended June 30, 2025 and 2024:

	Number of Awards		Weighted Average Grant Date Fair Value Per Share
	2025	2024	2025	2024
PSUs outstanding, beginning of period	1,097,634	922,621	$17.99	$19.16
Granted(1)	551,084	580,336	24.17	17.97
Vested and settled(1)	(463,212)	(316,226)	19.88	19.71
Forfeited	(24,456)	(85,764)	20.44	21.00
PSUs outstanding, end of period	1,161,050	1,100,967	20.12	18.32
(1)For the six months ended June 30, 2025, the balance of shares granted includes 176,751 additional shares, at a weighted average grant date fair value per share of $19.53, as PSUs granted in 2022 with Adjusted EBITDA targets vested at 175% on account of full achievement of the targets and TSR targets vested at 123.5%, which reflects actual performance.

As of June 30, 2025, the maximum number of common shares that may be issued with respect to PSUs outstanding was 1,950,452, assuming full achievement of the Adjusted EBITDA and TSR targets.

Issuer Purchases of Equity Securities

On June 12, 2017, the Company announced that its Board of Directors approved a $200.0 million share repurchase program for its common shares that would have expired on June 30, 2020, which was subsequently extended through June 30, 2026 and increased to a total share repurchase authority of $400.0 million. In June 2025, the Company’s Board of Directors approved a 12-month extension to its share repurchase program through June 30, 2027 and an increase of $100.0 million in the Company’s share repurchase program authorization. With the increase of $100 million, the Company’s total share repurchase authority is $500.0 million under the current share repurchase program. As of June 30, 2025, the Company had $250.7 million available under the program. The repurchases may be made either in the open market or through private transactions, including repurchases made pursuant to a plan intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, subject to market conditions, applicable legal requirements, and other relevant factors. The Company has no obligation to repurchase shares and the share repurchase program may be suspended or discontinued by the Company at any time.

During the three and six months ended June 30, 2025, the Company did not have any repurchases of common shares. During the three and six months ended June 30, 2024, the Company repurchased 7,646 and 1,166,370 common shares, respectively, at an average price of $14.98 and $13.99 per share, respectively, for a total of $0.1 million and $16.3 million, respectively, excluding commissions. During the six months ended June 30, 2025 and 2024, there were no shares purchases in the administration of employee share-based plans.

As of June 30, 2025 and December 31, 2024, the IMAX LTIP trustee did not hold any shares. Any shares held with the trustee are recorded at cost and are reported as a reduction against Capital Stock on the Company’s Condensed Consolidated Balance Sheets.

In 2024, IMAX China’s shareholders granted its Board of Directors a general mandate authorizing IMAX China’s Board of Directors, subject to applicable laws, to repurchase shares of IMAX China not to exceed 10% of the total number of issued shares as of June 7, 2024 (34,000,845 shares). This program expired on the date of the 2025 Annual General Meeting of IMAX China on June 12, 2025. During the 2025 Annual General Meeting, shareholders granted its Board of Directors a general mandate authorizing the Board of Directors of IMAX China, subject to applicable laws, to repurchase shares of IMAX China not to exceed 10% of the total number of shares as of June 12, 2025 (33,919,122 shares). This program will be valid until the 2026 Annual General Meeting of IMAX China. The repurchases may be made in the open market or through other means permitted by applicable laws. IMAX China has no obligation to repurchase its shares and the share repurchase program may be suspended or discontinued by IMAX China at any time.

During the three and six months ended June 30, 2025, IMAX China repurchased 1,495,900 common shares, at an average price of HKD 7.56 per share ($0.96 per share) for a total of HKD $11.3 million ($1.4 million), excluding commissions. During the three and six months ended June 30, 2024, IMAX China repurchased 119,000 common shares, at an average price of HKD 7.43 per share ($0.95 per share) for a total of HKD 0.9 million ($0.1 million). The change in the non-controlling interest attributable to IMAX China as a result of common shares repurchased is recorded as a reduction to Non-Controlling Interests in the Condensed Consolidated Balance Sheets and the Condensed Consolidated Statements of Shareholders’ Equity. The difference between the consideration paid and the ownership interest obtained as a result of IMAX China share repurchases is recorded within Other Equity in the Condensed Consolidated Balance Sheets and the Condensed Consolidated Statements of Shareholders’ Equity.

Basic and Diluted Weighted Average Shares Outstanding

The following table reconciles the denominator of the basic and diluted weighted average share computations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2025	2024	2025	2024
Issued and outstanding, beginning of period	53,742	52,625	52,946	53,260
Weighted average number of shares issued (repurchased), net	9	8	502	(692)
Weighted average number of shares outstanding - basic	53,751	52,633	53,448	52,568

Weighted average effect of potential common shares, if dilutive	1,410	795	1,616	818
Weighted average number of shares outstanding - diluted	55,161	53,428	55,064	53,386

For the three and six months ended June 30, 2025, the calculation of diluted weighted average shares outstanding excludes 929,825 and 968,984 shares, respectively (2024 — 3,118,725 and 3,716,606 shares, respectively) that are issuable upon the vesting or exercise of share-based compensation including: (i) $nil RSUs (2024 — 355,337 and 664,720 RSUs, respectively), (ii) 86,784 and 125,943

PSUs, respectively (2024 — 42,848 and 331,346 PSUs, respectively) and (iii) 843,041 stock options, respectively (2024 — 2,720,540 stock options, respectively), as the effect would be anti-dilutive.

The calculation of diluted weighted average shares outstanding for the three and six months ended June 30, 2025 and 2024 also excludes any shares potentially issuable upon the conversion of the Convertible Notes as the average market price of the Company’s common shares during the period of time they were outstanding was less than the conversion price of the Convertible Notes.

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

The statutory surplus reserve of RMB 37.7 million ($5.8 million) has reached 50% of the Company’s PRC subsidiaries’ registered capital, and as such, no further contributions to the reserve are required.

12. Revenue from Contracts with Customers

Disaggregated Information About Revenue

The following tables summarize the Company’s Revenues by reportable segment and revenue stream type for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30, 2025
(In thousands of U.S. Dollars)	Technology Sales	Image Enhancement and Maintenance Services	Technology Rentals	Finance Income	Total
Content Solutions Segment:
Film Remastering and Distribution	$—	$31,650	$—	$—	$31,650
Other Content Solutions	—	1,907	408	—	2,315
	—	33,557	408	—	33,965
Technology Products and Services Segment:
System Sales	18,000	—	—	—	18,000
System Rentals	—	—	18,708	—	18,708
Maintenance	—	16,059	—	—	16,059
Finance Income	—	—	—	2,872	2,872
	18,000	16,059	18,708	2,872	55,639
Sub-total for reportable segments	18,000	49,616	19,116	2,872	89,604
All Other	842	1,238	—	—	2,080
Total	$18,842	$50,854	$19,116	$2,872	$91,684

	Six Months Ended June 30, 2025
(In thousands of U.S. Dollars)	Technology Sales	Image Enhancement and Maintenance Services	Technology Rentals	Finance Income	Total
Content Solutions Segment
Film Remastering and Distribution	$—	$63,807	$—	$—	$63,807
Other Content Solutions	—	3,824	583	—	4,407
	—	67,631	583	—	68,214
Technology Products and Services Segment
System Sales	30,720	—	—	—	30,720
System Rentals	—	—	37,844	—	37,844
Maintenance	—	31,717	—	—	31,717
Finance Income	—	—	—	5,951	5,951
	30,720	31,717	37,844	5,951	106,232
Sub-total for reportable segments	30,720	99,348	38,427	5,951	174,446
All Other	1,646	2,259	—	—	3,905
Total	$32,366	$101,607	$38,427	$5,951	$178,351

	Three Months Ended June 30, 2024
(In thousands of U.S. Dollars)	Technology Sales	Image Enhancement and Maintenance Services	Technology Rentals	Finance Income	Total
Content Solutions Segment
Film Remastering and Distribution	$—	$21,304	$—	$—	$21,304
Other Content Solutions	—	13,644	128	—	13,772
	—	34,948	128	—	35,076
Technology Products and Services Segment
System Sales	19,443	—	—	—	19,443
System Rentals	—	—	13,915	—	13,915
Maintenance	—	15,231	—	—	15,231
Finance Income	—	—	—	2,309	2,309
	19,443	15,231	13,915	2,309	50,898
Sub-total for reportable segments	19,443	50,179	14,043	2,309	85,974
All Other	977	2,010	—	—	2,987
Total	$20,420	$52,189	$14,043	$2,309	$88,961

	Six Months Ended June 30, 2024
(In thousands of U.S. Dollars)	Technology Sales	Image Enhancement and Maintenance Services	Technology Rentals	Finance Income	Total
Content Solutions Segment
Film Remastering and Distribution	$—	$51,025	$—	$—	$51,025
Other Content Solutions	—	17,936	128	—	18,064
	—	68,961	128	—	69,089
Technology Products and Services Segment
System Sales	26,561	—	—	—	26,561
System Rentals	—	—	32,516	—	32,516
Maintenance	—	30,392	—	—	30,392
Finance Income	—	—	—	4,579	4,579
	26,561	30,392	32,516	4,579	94,048
Sub-total for reportable segments	26,561	99,353	32,644	4,579	163,137
All Other	1,763	3,184	—	—	4,947
Total	$28,324	$102,537	$32,644	$4,579	$168,084

For the three and six months ended June 30, 2025, revenues earned from Technology Sales include variable consideration of $3.1 million and $6.4 million, respectively (2024 — $7.7 million and $9.4 million, respectively).

For the three and six months ended June 30, 2025, revenues earned from leasing arrangements total $19.1 million and $38.5 million, respectively (2024 — $13.3 million and $32.5 million, respectively), including $19.1 million and $38.4 million, respectively, in Revenues ― Technology Rentals (2024 — $13.9 million and $32.5 million, respectively), and $0.1 million in the three and six months ended June 30, 2025, respectively, in Revenues ― Technology Sales (2024 — a reversal of $0.7 million and $nil, respectively).

Deferred Revenue

IMAX System sale and lease arrangements include a requirement for the Company to provide maintenance services over the life of the arrangement, some of which maintenance services are subject to a consumer price index adjustment each year. In circumstances where customers prepay the entire term’s maintenance fee based on the original arrangement, additional payments are due to the Company for the years after its extended warranty and maintenance obligations expire. Payments, upon renewal each year, are either prepaid or made in arrears and can vary in frequency from monthly to annually. As of June 30, 2025, $21.6 million of consideration has been deferred in relation to outstanding maintenance services to be provided on existing maintenance contracts (December 31, 2024 — $26.5 million).

During the three and six months ended June 30, 2025, $10.8 million and $19.8 million of revenue, respectively, was recognized from the $52.7 million balance of deferred revenue as of December 31, 2024. During the three and six months ended June 30, 2024, $12.1 million and $24.2 million of revenue, respectively, was recognized from the $67.1 million balance of deferred revenue as of December 31, 2023.

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

Segment Financial Information

The following table presents the Company’s revenue and gross margin by reportable segment for the three months ended June 30, 2025 and 2024:

	Revenue(1)		Gross Margin
(In thousands of U.S. Dollars)	2025	2024	2025	2024
Content Solutions	$33,965	$35,076	$22,431	$16,138
Technology Products and Services	55,639	50,898	30,178	25,783
Sub-total for reportable segments	89,604	85,974	52,609	41,921
All Other	2,080	2,987	993	2,006
Total	$91,684	$88,961	$53,602	$43,927
(1)The Company’s largest customer represents 12% of total Revenues for the three months ended June 30, 2025 (2024 — 14%) and one single customer accounted for more than 10% of the Company’s total Accounts Receivable balance as of June 30, 2025. No single customer accounted for more than 10% of the Company’s total Accounts Receivable balance as of December 31, 2024.

The following table presents the Company’s revenue and gross margin by reportable segment for the six months ended June 30, 2025 and 2024:

	Revenue(1)		Gross Margin
(In thousands of U.S. Dollars)	2025	2024	2025	2024
Content Solutions	$68,214	$69,089	$45,985	$38,237
Technology Products and Services	106,232	94,048	59,264	49,367
Sub-total for reportable segments	174,446	163,137	105,249	87,604
All Other	3,905	4,947	1,529	3,212
Total	$178,351	$168,084	$106,778	$90,816
(1)The Company’s largest customer represented 10% of total Revenues for the six months ended June 30, 2025 (2024 — 13%). One single customer comprised of more than 10% of the Company’s total Accounts Receivable as of June 30, 2025. No single customer comprised of more than 10% of the Company’s total Accounts Receivable as of December 31, 2024.

The following table presents the Costs and Expenses Applicable to Revenues for the Content Solutions segment that is made available to the CODM as part of the Company’s annual and quarterly financial reporting requirements in accordance with U.S. GAAP:

Content Solutions Segment:	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands of U.S. Dollars)	2025	2024	2025	2024
Revenue	$33,965	$35,076	$68,214	$69,089
Film asset amortization	5,190	8,797	9,529	13,867
Marketing and other selling expenses	3,415	4,101	5,850	6,676
Co-produced film participation expenses	82	2,873	179	2,985
Other segment expenses(1)	2,847	3,167	6,671	7,324
Total Costs and Expenses Applicable to Revenues	11,534	18,938	22,229	30,852
Gross Margin	$22,431	$16,138	$45,985	$38,237
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

The following table presents the Costs and Expenses Applicable to Revenues for the Technology Products and Services reportable segment that is made available to the CODM as part of the Company’s annual and quarterly financial reporting requirements in accordance with U.S. GAAP:

Technology Products and Services Segment:	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands of U.S. Dollars)	2025	2024	2025	2024
Revenue	$55,639	$50,898	$106,232	$94,048
Depreciation of equipment supporting JRSAs	5,716	5,800	11,378	11,495
Marketing and other selling expenses	409	489	655	676
Write-down of equipment supporting JRSAs	311	2,080	399	2,137
Write-down of inventory	91	151	194	166
Other segment expenses(1)	18,934	16,595	34,342	30,207
Total Costs and Expenses Applicable to Revenues	25,461	25,115	46,968	44,681
Gross Margin	$30,178	$25,783	$59,264	$49,367
(1)Included within the Other segment expenses are costs related to the manufacturing and build of IMAX Systems recognized in the period, maintenance and warranty costs, and other product related costs. Also included is a recovery of $0.5 million for insurance proceeds received during the period, associated with inventory costs that were previously written off. The total proceeds received were $0.7 million, and the incremental gain of $0.2 million was recognized in selling, general and administrative expenses.

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

The following table summarizes the Company’s revenues by geographic area for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands of U.S. Dollars)	2025	2024	2025	2024
United States	$42,391	$38,296	$64,962	$64,900
Greater China	17,677	22,750	57,802	44,203
Western Europe	14,112	10,508	21,665	24,699
Asia (excluding Greater China)	9,312	9,587	18,603	18,713
Latin America	2,150	2,258	4,107	3,718
Canada	2,494	3,159	3,896	5,567
Rest of the World	3,548	2,403	7,316	6,284
Total	$91,684	$88,961	$178,351	$168,084

The United States, Greater China (which includes the mainland of the People’s Republic of China, Hong Kong, Macau, and Taiwan), Western Europe, and Asia (excluding Greater China) each comprise greater than 10% of the Company’s total revenues for the three and six months ended June 30, 2025 and 2024.

14. Employee’s Pension and Postretirement Benefits

Defined Benefit Plan

The Company has an unfunded defined benefit pension plan, the Supplemental Executive Retirement Plan (the “SERP”), covering its CEO, Richard L. Gelfond. Under the terms of his employment agreement, as amended, the total benefit payable to Mr. Gelfond under the SERP is fixed at $20.3 million.

As of June 30, 2025, the Company’s projected benefit obligation under the SERP was $19.4 million (December 31, 2024 — $19.0 million). For the three and six months ended June 30, 2025, the Company recorded interest costs of $0.2 million and $0.4 million, respectively, (2024 — $0.2 million and $0.4 million, respectively) related to the SERP. The Company expects to recognize additional interest costs of $0.4 million related to the SERP during the remainder of 2025. No contributions are expected to be made to the SERP in 2025.

Postretirement Benefits – Executives

The Company has an unfunded postretirement plan for Mr. Gelfond and Bradley J. Wechsler, former Chairman of the Company’s Board of Directors (the “Executive Postretirement Benefit Plan”).

As of June 30, 2025, the Company’s postretirement benefits obligation under this plan was $0.5 million (December 31, 2024 — $0.5 million). For the three and six months ended June 30, 2025, the Company has recorded an expense of less than $0.1 million, respectively (2024 — less than $0.1 million, respectively) related to this plan.

Postretirement Benefits – Canadian Employees

The Company has an unfunded postretirement plan for its Canadian employees meeting specific eligibility requirements. The Company will provide eligible participants, upon retirement, with health and welfare benefits. As of June 30, 2025, the Company’s postretirement benefits obligation under this plan was $0.8 million (December 31, 2024 — $0.8 million). For the three and six months ended June 30, 2025, the Company has recorded expense of less than $0.1 million, respectively, (2024 — less than $0.1 million, respectively) related to this plan.

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

As of June 30, 2025, the benefit obligation related to the Retirement Plan was $4.3 million (December 31, 2024 — $4.2 million) and is recorded on the Company’s Condensed Consolidated Balance Sheets within Accrued and Other Liabilities. As the Retirement Plan is fully vested, the benefit obligation is measured at the present value of the benefits expected to be paid in the future with the accretion of interest recognized in the Condensed Consolidated Statements of Operations within Retirement Benefits Non-Service Expense.

The Retirement Plan is funded by an investment in company-owned life insurance (“COLI”), which is recorded at its fair value on the Company’s Condensed Consolidated Balance Sheets within Prepaid Expenses. As of June 30, 2025, fair value of the COLI asset was $3.7 million (December 31, 2024 — $3.6 million). Gains and losses resulting from changes in the cash surrender value of the COLI asset are recognized in the Condensed Consolidated Statements of Operations within Realized and Unrealized Investment Gains.

15. Financial Instruments

Financial Instruments

The Company’s cash is invested with various major financial institutions. The Company’s $109.3 million balance of cash and cash equivalents as of June 30, 2025 (December 31, 2024 — $100.6 million) included $100.9 million in cash held outside of Canada (December 31, 2024 — $85.4 million), of which $61.5 million was held in the People’s Republic of China (“PRC”) (December 31, 2024 — $47.5 million).

Fair Value Measurements

The carrying values of the Company’s Cash and Cash Equivalents, Accounts Receivable, Variable Consideration, Accounts Payable and Accrued Liabilities due within one year approximate their fair values due to the short-term maturity of these instruments. Including these instruments, the Company’s financial instruments consisted of the following:

	As of June 30, 2025		As of December 31, 2024
(In thousands of U.S. Dollars)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Level 2
Net financed sales receivables(1)	$92,481	$83,990	$90,546	$81,876
Net investment in sales-type leases(1)	28,641	26,816	29,339	25,322
Convertible Notes(2)	(230,000)	(264,778)	(230,000)	(234,009)
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

The Company has entered into a series of foreign currency forward contracts to manage the risks associated with the volatility of foreign currencies. Certain of these foreign currency forward contracts met the criteria required for hedge accounting under the Derivatives and Hedging Topic of the FASB ASC at inception, and continued to meet hedge effectiveness tests as of June 30, 2025 (the “Foreign Currency Hedges”), with settlement dates throughout 2025 and 2026. Foreign currency derivatives are recognized and measured on the Condensed Consolidated Balance Sheets at fair value. Changes in the fair value (i.e., gains or losses) are recognized in the Condensed Consolidated Statements of Operations except for derivatives designated and qualifying as foreign currency cash flow hedging instruments. The Company currently has cash flow hedging instruments associated with Selling, General and Administrative Expenses. For foreign currency cash flow hedging instruments related to Selling, General and Administrative Expenses, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in Accumulated Other Comprehensive Loss (“AOCI”) and reclassified to the Condensed Consolidated Statements of Operations when the forecasted transaction occurs. Any ineffective portion is recognized immediately in the Condensed Consolidated Statements of Operations.

The following tabular disclosures reflect the impact that derivative instruments and hedging activities have on the Company’s Condensed Consolidated Financial Statements:

Notional value of derivatives in foreign exchange contracts:

	June 30,	December 31,
(In thousands of U.S. Dollars)	2025	2024
Derivatives designated as hedging instruments:
Foreign exchange contracts — Forwards	$51,324	$48,376

Fair value of derivatives in foreign exchange contracts:

		June 30,	December 31,
(In thousands of U.S. Dollars)	Balance Sheet Location	2025	2024
Derivatives designated as hedging instruments:
Foreign exchange contracts — Forwards	Other assets	$1,430	$—
	Accrued and other liabilities	(27)	(2,029)
		$1,403	$(2,029)

Derivatives in foreign currency hedging relationships are as follows:

		Three Months Ended		Six Months Ended
		June 30,		June 30,
(In thousands of U.S. Dollars)		2025	2024	2025	2024
Foreign exchange contracts — Forwards	Derivative Gain (Loss) Recognized in OCI (Effective Portion)	$2,520	$(365)	$1,805	$(1,281)

		Three Months Ended		Six Months Ended
		June 30,		June 30,
(In thousands of U.S. Dollars)	Location of Derivative Loss Reclassified from AOCI (Effective Portion)	2025	2024	2025	2024
Foreign exchange contracts — Forwards	Selling, general and administrative expenses	$(292)	$(67)	$(1,627)	$(78)

The Company’s estimated net amount of the existing gain as of June 30, 2025 is $1.4 million, which is expected to be reclassified to the Condensed Consolidated Statements of Operations within the next twelve months.

16. Non-Controlling Interests

IMAX China Non-Controlling Interest

As of June 30, 2025, the Company indirectly owned 71.72% of the outstanding equity interest in IMAX China, whose shares trade on the Hong Kong Stock Exchange (December 31, 2024 — 71.40%). IMAX China remains a consolidated subsidiary of the Company. As of June 30, 2025, the balance of the Company’s non-controlling interest in IMAX China was $84.0 million (December 31, 2024 — $78.1 million). For the three and six months ended June 30, 2025, the net income attributable to the non-controlling interest in IMAX China is $1.0 million and $6.8 million, respectively (2024 — $1.5 million and $3.6 million, respectively).

17. Restructuring and Other Charges

In the three and six months ended June 30, 2025, the Company incurred $0.8 million for each such period (2024 — $nil during each such period) in Restructuring and other charges in the Consolidated Statements of Operations. These charges are associated with continued strategic initiatives aimed at enhancing operational efficiency, reducing costs, and optimizing the Company’s organization structure. Specifically, the Company incurred $0.5 million in connection with the implementation of its plan to optimize its organizational structure, including the elimination of redundant roles, addressing spans and layers to capture efficiencies and centralize certain operational roles. Additionally, the Company incurred $0.3 million of non-recurring fees relating to the 2024 internal asset sale.

As of June 30, 2025, the Company’s liability was $1.4 million (December 31, 2024 — $1.4 million) on the Consolidated Balance Sheets within Accrued and other liabilities related to Restructuring and other charges.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Presented below is Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) for IMAX Corporation (together with its consolidated subsidiaries, unless the context requires otherwise, “IMAX” or the “Company”) for the three and six months ended June 30, 2025 and 2024. This MD&A should be read in conjunction with Note 13, “Segment Reporting,” in the accompanying Condensed Consolidated Financial Statements in Item 1 as well as the Company’s audited consolidated financial statements and related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended December 31, 2024 included in the Company’s 2024 Annual Report on Form 10-K (the “2024 Form 10-K”).

As of June 30, 2025, the Company indirectly owned 71.72% of the outstanding equity interest in IMAX China Holding, Inc. (“IMAX China”), whose shares trade on the Hong Kong Stock Exchange. IMAX China is a consolidated subsidiary of the Company. For the six months ended June 30, 2025, net income attributable to IMAX China is $23.7 million, of which $17.0 million is attributable to the shareholders of the Company (2024 — $12.8 million and $9.1 million, respectively).

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

Certain statements included in this quarterly report may constitute “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 or “forward-looking information” within the meaning of Canadian securities laws. These forward-looking statements include, but are not limited to, statements regarding business and technology strategies and measures to implement strategies, statements about the Company’s belief and expectations, competitive strengths, goals, market opportunity and penetration, including opportunities in and expected growth from international markets, momentum and runway for, expansion and growth of business, network, operations and technology, future capital expenditures (including the amount and nature thereof), the Company’s technological capabilities and the differentiation thereof, brand equity and brand awareness and the benefits thereof, industry prospects and consumer behavior, future industry developments, including expected releases and the timing and effects thereof, plans and references to the future success of the Company and expectations regarding its future operating, financial and technological results, including its box office guidance for 2025. These forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform with the expectations and predictions of the Company is subject to a number of risks and uncertainties, including, but not limited to, risks associated with investments and operations in foreign jurisdictions and any future international expansion, including those related to economic, political and regulatory policies of local governments and laws and policies of the United States, Canada, and China, including with respect to escalating and uncertain tariffs and other trade regulations, as well as economic and trade tensions, trade wars, and geopolitical conflicts and the effects thereof; risks related to the Company’s growth and operations in China; industry conditions in China affecting both the Company and its partners; risks related to the failure of the Company’s exhibitors being able to fulfill their contractual payment obligations; risks related to the Company’s failure to attract and retain its employee population; the performance of IMAX remastered films and other films released to the IMAX network; the signing of IMAX System agreements; conditions, changes and developments in the commercial exhibition industry; risks related to the Company’s inability to enter into new sales and lease agreements adversely affecting revenue; risks related to the Company’s operating results and cash flow increasing the volatility of the Company’s share price; risks related to currency fluctuations and foreign exchange controls; the potential impact of increased competition in the markets within which the Company operates, including competitive actions by other companies; the failure to respond to change and advancements in technology; risks relating to consolidation among commercial exhibitors and studios; risks related to brand extensions and new business initiatives; conditions in the in-home and out-of-home entertainment industries; the opportunities (or lack thereof) that may be presented to and pursued by the Company; risks related to cybersecurity and data privacy; risks related to the Company’s inability to protect its intellectual property and to avoid infringing, misappropriating, or violating the intellectual property rights of others; risks associated with the Company’s use of artificial intelligence (“AI”) and exploration of additional use cases of AI; risks related to climate change; risks related to weather conditions and natural disasters that may disrupt or harm the Company’s business; risks related to the Company’s indebtedness and compliance with its debt agreements; general economic, market or business conditions; risks related to sustained inflationary pressure; risks related to political, economic and social instability; the failure to convert system backlog into revenue and cash flows; changes in laws or regulations; any statements of belief and any statements of assumptions underlying any of the foregoing; other factors and risks outlined in the Company’s periodic filings with the United States Securities and Exchange Commission (the “SEC”) or in Canada, the System for Electronic Data Analysis and Retrieval (“SEDAR+”); and other factors, many of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this quarterly report are qualified by these cautionary statements, and actual results or anticipated developments by the Company may not be realized, and even if substantially realized, may not have the expected consequences to, or effects on, the Company. The forward-looking statements herein are made only as of the date hereof and the Company undertakes no obligation to update publicly or otherwise revise any forward-looking statements, whether as a result of new information, future events or otherwise.

IMAX®, IMAX 3D®, Experience It In IMAX®, The IMAX Experience®, DMR®, Filmed For IMAX®, IMAX Live®, IMAX Enhanced® and IMAX StreamSmartTM are trademarks and trade names of the Company or its subsidiaries that are registered or otherwise protected under laws of various jurisdictions.

The Company makes available, free of charge, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments to such reports, as soon as reasonably practicable after such filings have been made with the SEC and Canadian securities regulators. Reports may be obtained free of charge through the SEC’s website at www.sec.gov or the SEDAR+ website at www.sedarplus.ca and through the Company’s website at www.imax.com or by calling the Company’s Investor Relations Department at 212-821-0154.

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

IMAX has the largest global premium format network, more than double the size of its nearest competitor. As of June 30, 2025, there were 1,821 IMAX Systems in 89 countries and territories, including 1,750 commercial multiplexes, 11 commercial destinations, and 60 institutional locations in the Company’s global network. This compares to 1,780 IMAX Systems in 89 countries and territories as of June 30, 2024, including 1,705 commercial multiplexes, 12 commercial destinations, and 63 institutional locations in the Company’s global network. (Refer to the table under “IMAX Network and Backlog” for additional information on the composition of the IMAX network.)

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

The Company achieved a box office record in the first half of 2025 of $579.2 million, including booking fees, a 24% increase over the prior year comparative period, from 54 new films and other content released during the period, highlighted by the performance of Ne Zha 2, a Chinese local language animation film, and strong performance from a number of Filmed for IMAX® releases including three titles (“Sinners,” “Mission: Impossible - The Final Reckoning,” and “F1 The Movie”) where IMAX delivered approximately 20% or more of the opening weekend domestic box office contributing to 19% second quarter year over year growth in global box office market share to 3.6%, with a footprint of less than 1% of screens. Prior to these three titles there were only five Hollywood movies in the Company’s history where IMAX accounted for over 20% of the opening weekend’s domestic box office.

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

The U.S. government has implemented substantial and rapidly evolving changes to U.S. trade policies, including increased tariffs on imports. These actions have resulted in retaliatory measures and uncertainty in global trade relationships. For a description of these risks, see “Risk Factors —The Company’s business may be materially adversely affected by the imposition of tariffs and other trade barriers and retaliatory countermeasures implemented by the United States and other governments.” in Part II, Item 1A of this Form 10-Q.

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

Content Solutions

The Content Solutions segment earns revenue from Film Remastering, including the distribution of this content across the IMAX global network. To a lesser extent, the Content Solutions segment also earns revenue from the distribution of large-format documentary films and IMAX events and experiences, including music, gaming, and sports, as well as the provision of film post-production services.

Film Remastering and Distribution

IMAX Film Remastering is a proprietary technology that digitally remasters films and other content into IMAX formats for distribution across the IMAX network. In a typical IMAX Film Remastering and distribution arrangement, the Company receives a percentage of the box office from a movie studio in exchange for converting a commercial film into the IMAX format and distributing it through the IMAX network. The fee earned by the Company in a typical IMAX Film Remastering and distribution arrangement averages approximately 12.5% of box office (i.e., gross box office (“GBO”) less applicable sales taxes), except for within Greater China, where the Company often receives a lower percentage of net box office due to tax.

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

IMAX films also benefit from enhancements made by individual filmmakers exclusively for the IMAX release of the film. Collectively, the Company refers to these enhancements as “IMAX DNA.” Filmmakers and movie studios increasingly seek to infuse more IMAX DNA in theatrical releases to realize a filmmaker’s creative vision more fully, while generating interest and excitement among moviegoers. Such enhancements include shooting films with IMAX cameras to increase the audience’s immersion in the film and to take advantage of the unique dimensions of the IMAX screen by projecting the film in a larger aspect ratio that delivers up to 26% more image onto a standard IMAX movie screen. In select IMAX locations worldwide, movies filmed with IMAX cameras have an IMAX-exclusive 1.43 film aspect ratio, delivering up to 67% more image. The Company’s Filmed For IMAX® program enables filmmakers to craft films from their inception to optimize The IMAX Experience and provides incremental and bespoke marketing support. The box office metrics demonstrate audiences respond extremely favorable to Filmed For IMAX® titles, resulting in a higher market share for IMAX.

Management believes that growth in international box office represents an important growth opportunity for the Company. The Company’s strategy to capitalize on this opportunity includes expanding the IMAX network into underpenetrated international markets and growing the number of local language films released, particularly in China, Japan, India, France, and South Korea. As the popularity of local language films has continued to increase, the Company has extended its content strategy to distribute local language content beyond native markets. For the first six months in 2025, local language films exhibited across the Company’s global network generated over $222 million in box office, representing 38% of the Company’s global box office, including the Chinese local language film, Ne Zha 2, which became the highest grossing IMAX release of all time in China.

The following table provides the number of new films and other content that were released to the Company’s global network during the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Hollywood film releases(1)	8	9	15	16
Local language film releases:
China	4	4	10	8
South Korea	2	2	4	3
Japan	1	5	4	8
India	1	2	6	4
Saudi Arabia	1	—	1	—
Egypt	1	—	1	—
France	—	—	2	—
Vietnam	—	—	1	—
Indonesia	—	1	1	1
Total local language film releases	10	14	30	24
Other content experiences	3	4	9	6
	21	27	54	46
(1)For the three and six months ended June 30, 2025, the films released to the Company’s global network include six and seven with IMAX DNA (2024 — two).
The films distributed through the Company’s global network during the three and six months ended June 30, 2025 that generated the highest IMAX box office totals were Chinese local language film Ne Zha 2, Mission: Impossible - The Final Reckoning and Sinners. In addition, during the three and six months ended June 30, 2025, a number of alternative content films and events were distributed, including Becoming Led Zeppelin, Pink Floyd at Pompeii - MCMLXXII and One to One: John & Yoko.

In addition to the 54 IMAX films and alternative content experiences released on the Company’s global network during the six months ended June 30, 2025, the Company has announced the following additional 30 new films and alternative content experiences to be released throughout the remainder of 2025:

Title	Studio	Scheduled Release Date(1)	IMAX DNA
Jurassic World: Rebirth	Universal Pictures	July 2025	—
Superman	Warner Bros. Pictures	July 2025	Filmed for IMAX
Curious Tales of A Temple(2)	Wanda	July 2025	—
Demon Slayer: Kimetsu No Yaiba The Movie: Infinity Castle(2)	Toho/Sony Pictures	July 2025	—
You are the Best(2)	Lian Ray	July 2025	—
The Lychee Road(2)	Maoyan	July 2025	—
The Prophet: Omniscient Reader(2)	Lotte	July 2025	—
The Fantastic Four: First Steps	Marvel Studios	July 2025	Filmed for IMAX
Dead to Rights(2)	Super Lion	July 2025	—
Tokyo Mer 2(2)	Toho	August 2025	—
NOBODY(2)	Maoyan	August 2025	—
Weapons	Warner Bros. Pictures	August 2025	—
The Grateful Dead Movie	Rhino Entertainment/Trafalgar	August 2025	—
Black Swan: 15th Anniversary Exclusive	Searchlight Pictures	August 2025	—
Dongji Rescue(2)	Alibaba	August 2025	Filmed for IMAX
War 2(2)	Yash Raj Films	August 2025	—
Das Kanu Des Manitu(2)	Constantin Films	August 2025	—
The Shadow’s Edge(2)	Alibaba	August 2025	—
Prince - Sign O’ The Times	Mercury Studios	August 2025	—
Jaws: 50th Anniversary	Universal Pictures	August 2025	—
The Conjuring: Last Rites	Warner Bros. Pictures	September 2025	—
Him	Universal Pictures	September 2025	—

One Battle After Another	Warner Bros. Pictures	September 2025	—
Tron: Ares	Walt Disney Studios	October 2025	Filmed for IMAX
Mortal Kombat 2	Warner Bros. Pictures	October 2025	Filmed for IMAX
Predator: Badlands	Walt Disney Studios	November 2025	—
The Running Man	Paramount Pictures	November 2025	—
Wicked: For Good	Universal Pictures	November 2025	—
Zootopia 2	Walt Disney Studios	November 2025	—
Avatar: Fire and Ash	Walt Disney Studios	December 2025	—
(1)The scheduled release dates in the table above are subject to change, may vary by territory, and may not reflect the date(s) of limited premiere events. (2)Denotes local language release.

The Company remains in active negotiations with studios for additional films to fill out its short- and long-term film slate for the IMAX network. The Company also expects to announce additional local language films and exclusive IMAX events and experiences to be released to its global network throughout 2025. The Company has announced that a record number of over 14 Filmed for IMAX titles will be released in 2025. The Company’s Hollywood film slate beyond 2025 is building, including major films such as: The Odyssey, Avengers: Doomsday, The Mandalorian and Grogu, Dune 3, Avengers: Secret Wars, Project Hail Mary, Toy Story 5, Supergirl Woman of Tomorrow, Moana, The Batman 2, Frozen 3, and Dynamic Duo. Additionally, in January 2025, the Company announced an agreement with Netflix, Inc. to debut Academy Award®-nominated director Greta Gerwig’s upcoming film, Narnia, exclusively across the IMAX network with a two-week run beginning Thanksgiving 2026.

Other Content Solutions

The Company distributes large-format documentary feature films through its global commercial network and institutional theaters. Traditionally, the Company receives as its distribution fee either a fixed amount or a fixed percentage of the theater box office and, following the recoupment of its costs, is typically entitled to receive an additional percentage of gross revenues as participation revenues. In 2025, the Company released the institutional 3D version of Blue Angels across select IMAX locations in North America, Europe, and Australia. Upcoming documentaries, which are currently in production, include The Lost Wolves of Yellowstone, which is expected to be released in 2025. Stormbound, a feature documentary produced by Academy Award-winning producer, Adam McKay, Patrouille de France and The Elephant Odyssey, a documentary in collaboration with Beach House Pictures Pte Ltd and China International Communications Group, are expected to be released in 2026.

The Company continues to believe that the IMAX network is a valuable global platform to launch and distribute original content, including documentaries. The ownership rights to such films may be held by the film sponsors, the film investors and/or the Company. As of June 30, 2025, the Company had distribution rights with respect to approximately 65 films, which cover subjects such as space, wildlife, music, sports, history and natural wonders.

In addition, the Company continues to evolve its platform to bring new, innovative IMAX events and experiences to audiences worldwide. As of June 30, 2025, the Company had a footprint of 266 connected locations in the IMAX network across North America, Europe, Africa, Australia, and Asia configured with connectivity to deliver live and interactive events with low latency and superior sight and sound.

In the six months ended June 30, 2025, the Company partnered with Sony Pictures for the exclusive release of Becoming Led Zeppelin, Magnolia Pictures for the exclusive release of One to One: John & Yoko and Trafalgar Releasing for the exclusive release of Pink Floyd at Pompeii - MCMLXXII, NBC Universal for the SNL50 The Homecoming Concert in select IMAX North American locations and DAZN for the PSG v Marseille Le Classique Match in select IMAX locations across France. In addition, the Company continued its partnership with A24 for one-night-only IMAX releases of classic A24 titles, including Talk to Me, Moonlight, and Spring Breakers. The Company collaborated with Fandango Media for the Fortnite Championship Series: Pro-Am screening in eight North American IMAX locations and with Wanda Film for the F1 Spanish Grand Prix screening across six IMAX locations in China.

The Company provides film post-production and quality control services for films, whether produced by IMAX or third parties, and digital post-production services. In addition, the Company provides IMAX film and digital cameras to content creators under the IMAX certified camera program.

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

The revenue earned from customers under the Company’s JRSAs can vary from quarter-to-quarter and year-to-year based on a number of factors that drive box office levels including film performance, the mix of IMAX System configurations, the timing of installation of IMAX Systems, the nature of the arrangement, the location, size and management of the theater and other factors specific to individual arrangements.

JRSAs also require IMAX to provide maintenance and extended warranty services to the customer over the term of the lease in exchange for a separate fixed annual fee. These fees are reported within IMAX Maintenance, as discussed below.

JRSAs have been an important factor in the expansion of the Company’s commercial system network. JRSAs allow commercial theater exhibitors to install IMAX Systems without the significant initial capital investment required in a sale or sales-type lease arrangement. JRSAs drive recurring cash flows and earnings for the Company as customers under these arrangements pay the Company a portion of their ongoing box office receipts. The Company funds its investment in equipment for JRSAs through cash flows from operations. As of June 30, 2025, the Company had 899 locations under JRSAs in its global commercial multiplex network. The Company also had contracts in backlog for 336 systems under JRSAs as of June 30, 2025, including 138 upgrades to existing locations and 198 new locations.

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

All Other

IMAX Enhanced | Streaming and Consumer Technology

IMAX’s Streaming and Consumer Technology (“SCT”) segment now offers a single unified program: IMAX Enhanced. This umbrella program builds on IMAX’s brand and proprietary VisionScience™ technology to deliver The IMAX Experience to fans across streaming platforms and consumer devices. The new ‘IMAX Enhanced’ program for partners includes three core elements:

1.IMAX Enhanced Live: Real-time enhancement for sports, concerts, and events using SCT’s proprietary technology to measure, enhance, optimize, and validate premium color, contrast, and clarity at the speed of live.

2.IMAX Enhanced On-Demand: Quality preservation and optimization for films and series to preserve creative intent with IMAX-calibrated fidelity and remastering, offering viewers a differentiated, premium IMAX-assured experience. IMAX Enhanced on-demand content is currently available for fan-favorite titles across leading services such as Disney+, Sony Pictures Core, and Tencent Video.

3.Device Certification & Calibration: Establishes IMAX quality standards for consumer devices to ensure playback meets IMAX benchmarks. It assures that the enhancement and preservation of quality applied upstream for both Live and On-Demand workflows is maintained faithfully and experienced as intended on consumer devices. As of June 30, 2025, over 15 million IMAX Enhanced certified devices are in-market with partners including Sony Electronics, Hisense, TCL, LG, and Philips.

The SCT products previously branded as StreamSmart™ (encoding optimization) and StreamAware™ (quality assurance and monitoring) have now been fully streamlined and integrated into the IMAX Enhanced program, improving operational efficiency, reducing overhead, and enabling partners to deliver differentiated, premium, and monetizable viewing experiences validated through IMAX’s proprietary approach to visual quality.

IMAX’s Streaming and Consumer Technology is part of the Company’s next evolutionary step to extend the IMAX brand and technology into new use cases and programming, including live events, series, and fully leveraging consumer electronics to deliver premium experiences for fans at home.

Other

All Other also includes revenues from sources including one owned and operated IMAX System in Sacramento, California; a commercial arrangement with one theater resulting in the sharing of profits and losses; the provision of management services to three other theaters; and offering production advice and technical assistance to both documentary and Hollywood filmmakers.

IMAX NETWORK AND BACKLOG

IMAX Network

The following table provides detailed information about the IMAX network by type and geographic location as of June 30, 2025 and 2024. For additional information regarding the composition of the IMAX network, see “Marketing and Customers” in Part I, Item 1 of the Company’s 2024 Form 10-K.

	June 30, 2025				June 30, 2024
	Commercial Multiplex	Commercial Destination	Institutional	Total	Commercial Multiplex	Commercial Destination	Institutional	Total
United States	375	4	24	403	364	4	24	392
Canada	44	1	5	50	43	1	7	51
Greater China(1)	796	—	13	809	790	—	13	803
Asia (excluding Greater China)	187	1	2	190	176	2	2	180
Western Europe	142	4	7	153	129	4	8	141
Latin America(2)	62	1	7	70	61	1	7	69
Rest of the World	144	—	2	146	142	—	2	144
Total(3)	1,750	11	60	1,821	1,705	12	63	1,780
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

IMAX currently estimates a worldwide commercial multiplex addressable market of 3,619 locations, of which there are 1,750 IMAX Systems operating as of June 30, 2025, representing a market penetration of only 48%. The Company believes that the majority of its future growth will come from international markets. As of June 30, 2025, 76% of IMAX Systems in the global commercial multiplex network were located within international markets (defined as all countries other than the United States and Canada). Revenues and GBO derived from international markets continue to exceed revenues and GBO from the United States and Canada. Risks associated with the Company’s international business are outlined in “Risk Factors – The Company conducts business internationally, which exposes it to uncertainties and risks that could negatively affect its operations, sales and future growth prospects” in Part I, Item 1A of the Company’s 2024 Form 10-K.

The following tables provide detailed information about IMAX Systems operating in multiplex locations by arrangement type and geographic location as of June 30, 2025 and 2024:

	June 30, 2025
	Commercial Multiplex Locations in IMAX Network
	Traditional JRSA	Hybrid JRSA	Sales Arrangements(1)	Total
Domestic Total (United States & Canada)	276	6	137	419
International:
Greater China	388	99	309	796
Asia (excluding Greater China)	53	1	133	187
Western Europe	48	13	81	142
Latin America	4	—	58	62
Rest of the World	11	—	133	144
International Total	504	113	714	1,331
Worldwide Total(2)	780	119	851	1,750
(1)Includes Sales and Sales-Type Lease deal types. (2)Period-to-period changes in the tables above are reported net of permanently closed locations.

	June 30, 2024
	Commercial Multiplex Locations in IMAX Network
	Traditional JRSA	Hybrid JRSA	Sales Arrangements(1)	Total
Domestic Total (United States & Canada)	271	7	129	407
International:
Greater China	379	108	303	790
Asia (excluding Greater China)	53	8	115	176
Western Europe	40	15	74	129
Latin America	3	—	58	61
Rest of the World	14	—	128	142
International Total	489	131	678	1,298
Worldwide Total(2)	760	138	807	1,705
(1)Includes Sales and Sales-Type Lease deal types. (2)Period-to-period changes in the tables above are reported net of permanently closed systems.

Backlog

The following tables provide detailed information about the Company’s backlog by arrangement type and geographic location as of June 30, 2025 and 2024:

	June 30, 2025
	IMAX System Backlog
	Traditional JRSA	Hybrid JRSA	Sales Arrangements(1)	Total
Domestic Total (United States & Canada)	119	2	10	131
International:
Greater China	92	90	49	231
Asia (excluding Greater China)	19	2	40	61
Western Europe	9	—	17	26
Latin America	1	—	7	8
Rest of the World	2	—	42	44
International Total	123	92	155	370
Worldwide Total(2)(3)	242	94	165	501
(1)Includes Sales and Sales-Type Lease deal types.
(2)Worldwide Total of 501 includes 256 new IMAX Laser Systems and 145 upgrades of existing locations to IMAX Laser Systems.
(3)Worldwide Total of 501 includes 356 new system backlog and 145 upgrade system backlog.

	June 30, 2024
	IMAX System Backlog
	Traditional JRSA	Hybrid JRSA	Sales Arrangements(1)	Total
Domestic Total (United States & Canada)	76	2	12	90
International:
Greater China	112	90	61	263
Asia (excluding Greater China)	18	7	33	58
Western Europe	15	1	19	35
Latin America	2	—	4	6
Rest of the World	3	1	48	52
International Total	150	99	165	414
Worldwide Total(2)(3)	226	101	177	504
(1)Includes Sales and Sales-Type Lease deal types.
(2)Worldwide Total of 504 includes 261 new IMAX Laser Systems and 69 upgrades of existing locations to IMAX Laser Systems.
(3)Worldwide Total of 504 includes 373 new system backlog and 131 upgrade system backlog.

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

Approximately 74% of IMAX System arrangements in backlog as of June 30, 2025 are scheduled to be installed in international markets (2024 — 82%).

(See “Risk Factors – The Company may not convert all of its backlog into revenue and cash flows.” in Part I, Item 1A of the Company’s 2024 Form 10-K.)

Signings and Installations

The following tables provide detailed information about IMAX System signings and installations for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
System Signings:
Sales Arrangements(1)	15	25	34	30
Traditional JRSA	13	62	89	65
Total IMAX System signings(2)	28	87	123	95
(1) Includes Sales and Sales-Type Lease deal types. (2) Includes two and 60 IMAX System upgrades for the three and six months ended June 30, 2025, respectively (2024 ― 68 upgrades).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
System Installations(1):
Sales Arrangements(2)	13	10	26	15
Hybrid JRSA	—	—	—	1
Traditional JRSA	23	14	31	23
Total IMAX System installations(3)	36	24	57	39
(1)Zero and three IMAX Systems were relocated from their original location for the three and six months ended June 30, 2025, respectively (2024 ― one and two relocations, respectively). When a system is relocated, the amount of revenue earned by the Company may vary from transaction-to-transaction and is usually less than the amount earned for a new sale. In certain situations when a system is relocated, the original location is upgraded to an IMAX Laser System.
(2)Includes Sales and Sales-Type Lease deal types.
(3)Includes 18 and 25 IMAX System upgrades for the three and six months ended June 30, 2025, respectively (2024 ― eight and 11 upgrades, respectively).

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

Results of Operations for the Three Months Ended June 30, 2025 and 2024

Net Income and Adjusted Net Income Attributable to Common Shareholders

The following table presents the Company’s net income attributable to common shareholders and the associated per diluted share amounts, as well as adjusted net income attributable to common shareholders and adjusted net income attributable to common shareholders per diluted share for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025		2024
(In thousands of U.S. Dollars, except per diluted share amounts)	Net Income	Per Diluted Share	Net Income	Per Diluted Share
Net income attributable to common shareholders	$11,255	$0.20	$3,583	$0.07
Adjusted net income attributable to common shareholders*	$14,607	$0.26	$9,746	$0.18
*Refer to “Non-GAAP Financial Measures” for a description of this non-GAAP financial measure and a reconciliation to the most comparable GAAP amount.

Revenues and Gross Margin

During the three months ended June 30, 2025, the Company’s revenues and gross margin increased by $2.7 million, or 3%, and $9.7 million, or 22%, respectively, when compared to same period in 2024 principally due to a higher number of installations and stronger IMAX box office performance driven by the Hollywood film slate.

The following table presents the Company’s revenue, gross margin, and gross margin percentage by reportable segment for the three months ended June 30, 2025 and 2024:

	Revenue		Gross Margin		Gross Margin %
(In thousands of U.S. Dollars)	2025	2024	2025	2024	2025	2024
Content Solutions	$33,965	$35,076	$22,431	$16,138	66%	46%
Technology Products and Services	55,639	50,898	30,178	25,783	54%	51%
Sub-total for reportable segments	89,604	85,974	52,609	41,921	59%	49%
All Other(1)	2,080	2,987	993	2,006	48%	67%
Total	$91,684	$88,961	$53,602	$43,927	58%	49%
(1)All Other includes the results from Streaming and Consumer Technology and other ancillary activities.

Content Solutions

Content Solutions segment results are influenced by the level of commercial success and box office performance of the films and other content released to the IMAX network, as well as other factors, including the timing of the releases, the timing of documentary downstream sales, the length of play across the IMAX network, the box office share take rates under the Company’s Film Remastering and distribution arrangements, the level of marketing spend associated with the releases in the year, and fluctuations in the value of foreign currencies versus the U.S. Dollar.

For the three months ended June 30, 2025, Content Solutions segment revenues and gross margin decreased by $1.1 million, or 3%, and increased by $6.3 million, or 39%, respectively, when compared to the same period in 2024. The decrease in revenue compared to the prior period was primarily driven by revenue earned from the completion of the sale of the worldwide commercial and streaming rights of the Company’s original documentary, The Blue Angels, to Amazon Content in the second quarter of 2024.

The documentary sale impact on revenue was mostly offset in the second quarter of 2025 by stronger IMAX box office performance year over year. In the second quarter of 2025, box office generated by IMAX films, including booking fees, totaled $281.1 million, an $81.3 million, or 41% increase versus the prior year comparative period of $199.8 million. The growth was primarily driven by the stronger IMAX box office performance of the IMAX Hollywood film slate during the quarter, compared to the second quarter of 2024 box office performance which had fewer large blockbusters due to the Hollywood strikes. In the second quarter of 2025, IMAX box office was generated by the exhibition of 22 films and other content (21 new films and 1 film originally released in a prior year), including the following Hollywood titles, Mission: Impossible - The Final Reckoning ($75 million), Sinners ($40 million), F1 The Movie ($32 million) and Thunderbolts ($31 million). In the second quarter of 2025, local language films exhibited across the Company’s global network generated $19.8 million in box office, representing 7% of its global box office. In the second quarter of 2024, IMAX box office was generated by the exhibition of 34 films (27 new films and 7 films originally released in a prior year).

In the second quarter of 2025, the Company released six movies that were filmed with IMAX proprietary cameras (Filmed For IMAX): Sinners, Thunderbolts, Final Destination: Bloodlines, Mission: Impossible - The Final Reckoning, How To Train Your Dragon and F1 The Movie. Filmed For IMAX movies traditionally perform disproportionately well at the box office, and for three of these films (Sinners, Mission: Impossible - The Final Reckoning and F1 The Movie), IMAX delivered approximately 20% or more of the opening weekend domestic box office, despite accounting for only 1% of available screens.

In addition to the level of revenues, Content Solutions segment gross margin is influenced by the costs associated with films and other content (documentaries, live, alternative and other) exhibited in the period. The costs associated with films and other content can include production, post-production, distribution and marketing, which are expensed as incurred. For the three months ended June 30, 2025, gross margin percent was 66% compared to 46% in the prior year period. The increase in gross margin was driven by higher level of IMAX box office and a lower mix of self-produced content compared to the prior period.

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

The following table provides information about IMAX Systems installed and the associated revenue recognized at that time, except for traditional JRSAs as revenue is recognized over the lease term, during the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025		2024
(In thousands of U.S. Dollars, except number of systems)	Number of Systems	Revenue	Number of Systems	Revenue
New IMAX Systems	11	$11,206	8	$7,649
Upgraded IMAX Systems	2	1,878	2	2,926
Total IMAX Systems	13	$13,084	10	$10,575

For the three months ended June 30, 2025, Technology Products and Services segment revenue increased by $4.7 million, or 9%, while gross margin increased by $4.4 million, or 17%, when compared to the same period in 2024. The higher level of revenue is primarily driven by a higher level of rental revenues, which is box office driven. Rental revenues increased by $5.1 million, as IMAX GBO earned from the Company’s JRSAs increased by $24.1 million in the second quarter of 2025 when compared to the prior year comparative period, from $101.0 million to $125.1 million. Also contributing to the increase in revenue was the higher number of systems recognized under sales and sales-type lease arrangements, per the table above.

The increase in revenues described above were partially offset by a $4.7 million decrease in revenue contribution from the impact of amendments, renewals and other agreements to existing IMAX Systems arrangements.

For the three months ended June 30, 2025, gross margin percent was 54% compared to 51% in the prior period, which primarily reflects the higher level of revenues generated from stronger IMAX box office performance, as described above.

All Other

For the three months ended June 30, 2025, All Other revenue and gross margin decreased by $0.9 million and $1.0 million, respectively, when compared to the same period in 2024. All Other primarily reflects the results of the Company’s Streaming and Consumer Technology business.

Selling, General and Administrative Expenses

The following table presents information about the Company’s Selling, General and Administrative Expenses for the three months ended June 30, 2025 and 2024:

	Three Months Ended
	June 30,		Variance
(In thousands of U.S. Dollars)	2025	2024	$	%
Total Selling, general and administrative expenses	$35,302	$37,564	$(2,262)	(6%)
Less: Share-based compensation(1)	(6,862)	(6,506)	(356)	(5%)
Total Adjusted Selling, general and administrative expenses	$28,440	$31,058	$(2,618)	(8%)
(1)A portion of share-based compensation expense is recognized within Costs and Expenses Applicable to Revenues, and Research and Development. (Refer to “Capital Stock and Reserves — Share-Based Compensation” in Note 11 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1.)

For the second quarter of 2025, the lower level of Selling, General and Administrative Expenses year-over-year reflects management’s continued focus on operational efficiencies, including workforce reductions. Additionally, in the period, the Company recognized $2.5 million in benefits resulting from an Employee Retention Credit as a reduction to Selling, General and Administrative expenses, partially offset by higher annual incentive compensation costs.

Research and Development

For the three months ended June 30, 2025, Research and Development expenses were $1.5 million, compared to an expense of $2.0 million during the same period in the prior year. The reduction year-over-year was primarily driven by the capitalization of film camera costs in accordance with the achievement of technological feasibility in 2024. The Company continues to expense its investment in other projects, including in the development of new Streaming and Technology product offerings and improvements to its existing IMAX System product suite.

Credit Loss (Reversal) Expense, Net

For the three months ended June 30, 2025, the Company recorded a credit loss reversal of $0.2 million, as compared to a credit loss expense of $0.1 million recognized in the prior year.

Stronger box office performance in the year has contributed to a notable improvement in collections. The resurgence in theatrical attendance, driven by a robust film slate, has increased and accelerated cash inflows from studio and exhibitor customers. This trend reflects both the sustained consumer demand for premium cinematic experiences and the effectiveness of our strategic initiatives in global distribution and exhibition.

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

Interest Expense and Interest Income

For the three months ended June 30, 2025, interest expense was $1.9 million, representing an decrease of $0.4 million, or 16% when compared to interest expense of $2.3 million during the same period of the prior year primarily due to a lower level of borrowings under the Credit Facility in the current period. For the three months ended June 30, 2025 and 2023, interest income was $1.1 million and $0.6 million, respectively.

Income Taxes

For the three months ended June 30, 2025, the Company recorded an income tax expense of $1.2 million (2024 — tax benefit of $4.0 million). The Company’s effective tax rate of 8.9% for the three months ended June 30, 2025, reflects the geographic allocation of income earned in taxing jurisdictions and reflects a decrease in the valuation allowance.

During the three months ended June 30, 2024, the Company completed an internal asset sale to more closely align its intellectual property ownership with its operations. In order to effect this internal asset sale, transactions between entities within the group resulted in capital gains for tax purposes. The tax expense related to the capital gain was partially offset by the reversal of the valuation allowance. Net deferred tax assets were also recorded on the transaction, resulting in a net tax benefit of $7.7 million.

Non-Controlling Interests

For the three months ended June 30, 2025, the net income attributable to non-controlling interests of the Company’s subsidiaries was $1.0 million, a decrease of $0.5 million, when compared to the same period in 2024, primarily due to lower revenues recognized from sales arrangements and renewals in Greater China.

Restructuring and Other Charges

For the three months ended June 30, 2025, the Company recorded $0.8 million (2024 — $nil) of restructuring and other charges. These charges are associated with continued strategic initiatives aimed at enhancing operational efficiency, reducing costs, and optimizing the Company’s organization structure. Specifically, the Company incurred $0.5 million in connection with the continued implementation of its plan to optimize its organizational structure, including the elimination of redundant roles, addressing spans and layers to capture efficiencies and centralize certain operational roles. Additionally, the Company incurred $0.3 million of non-recurring fees relating to the 2024 internal asset sale.

Results of Operations for the Six Months Ended June 30, 2025 and 2024

Net Income and Adjusted Net Income Attributable to Common Shareholders

The following table presents the Company’s net income attributable to common shareholders and the associated per diluted share amounts, as well as adjusted net income attributable to common shareholders* and adjusted net income attributable to common shareholders per diluted share for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025		2024
(In thousands of U.S. Dollars, except per diluted share amounts)	Net Income	Per Diluted Share	Net Income	Per Diluted Share
Net income attributable to common shareholders	$13,582	$0.25	$6,857	$0.13
Adjusted net income attributable to common shareholders*	$21,785	$0.40	$17,688	$0.33
*Refer to “Non-GAAP Financial Measures” for a description of this non-GAAP financial measure and a reconciliation to the most comparable GAAP amount.

Revenues and Gross Margin

For the six months ended June 30, 2025, the Company’s revenues and gross margin increased by $10.3 million, or 6%, and $16.0 million, or 18%, respectively, when compared to same period in 2024, principally due to a higher number of installations and stronger IMAX box office performance driven by a record Chinese New Year period and the summer Hollywood box office.

The following table presents the Company’s revenue, gross margin, and gross margin percentage by reportable segment for the six months ended June 30, 2025 and 2024:

	Revenue		Gross Margin		Gross Margin %
(In thousands of U.S. Dollars)	2025	2024	2025	2024	2025	2024
Content Solutions	$68,214	$69,089	$45,985	$38,237	67%	55%
Technology Products and Services	106,232	94,048	59,264	49,367	56%	52%
Sub-total for reportable segments	174,446	163,137	105,249	87,604	60%	54%
All Other(1)	3,905	4,947	1,529	3,212	39%	65%
Total	$178,351	$168,084	$106,778	$90,816	60%	54%
(1)All Other includes the results from Streaming and Consumer Technology and other ancillary activities.

Content Solutions

Content Solutions segment results are influenced by the level of commercial success and box office performance of the films and other content released to the IMAX network, as well as other factors, including the timing of the releases, the timing of documentary downstream sales, the length of play across the IMAX network, the box office share take rates under the Company’s Film Remastering and distribution arrangements, the level of marketing spend associated with the releases in the year, and fluctuations in the value of foreign currencies versus the U.S. Dollar.

For the six months ended June 30, 2025, Content Solutions segment revenues and gross margin decreased by $0.9 million, or 1%, and increased by $7.7 million, or 20%, respectively, when compared to the same period in 2024. The decrease in revenue compared to the prior period is primarily driven by revenue earned from the completion of the sale of the worldwide commercial and streaming rights of the Company’s original documentary, The Blue Angels, to Amazon Content in the first half of 2024.

The positive impact of The Blue Angels documentary in 2024 on revenue was mostly offset by higher box office generated across the IMAX network for the six months ended June 30, 2025, when compared to the prior year period. In the six months ended June 30, 2025, box office generated by IMAX films, including booking fees, totaled $579.2 million, a $112.1 million, or 24%, increase versus the prior year comparative period of $467.2 million. This growth was primarily driven by the stronger IMAX box office performance of the IMAX local language film slate in 2025. During the six months ended June 30, 2025, IMAX box office was generated by the exhibition of 56 films and other content (54 new films and 2 re-releases), including the following Hollywood titles, Mission: Impossible - The Final Reckoning ($75 million), Sinners ($39 million), F1 The Movie ($31 million) and Thunderbolts ($31 million). In addition, in the six months ended June 30, 2025, local language films exhibited across the Company’s global network generated over $222 million in box office, representing 38% of its global box office. The Chinese local language film, Ne Zha 2, became the highest grossing IMAX release of all time in China ($166 million, including booking fees) and contributed to the highest grossing Chinese New Year in the Company’s history. In the six months ended June 30, 2024, IMAX box office was generated by the exhibition of 60 films (46 new films and 14 films originally released in a prior year).

In the first half of 2025, the Company released six movies that were filmed with IMAX proprietary cameras (Filmed For IMAX): Sinners, Thunderbolts, Final Destination: Bloodlines, Mission: Impossible - The Final Reckoning, How To Train Your Dragon and F1 The Movie. Filmed For IMAX movies traditionally perform disproportionately well at the box office, and for three of these films (Sinners, Mission: Impossible - The Final Reckoning and F1 The Movie), IMAX delivered approximately 20% or more of the opening weekend domestic box office, despite accounting for only 1% of available screens.

In addition to the level of revenues, Content Solutions segment gross margin is influenced by the costs associated with films and other content exhibited in the period. These costs can include production, post-production, distribution, and marketing, which are expensed as incurred. For the six months ended June 30, 2025, gross margin percent was 67% compared to 55% in the prior quarter period. This increase was driven by a higher level of IMAX box office, a lower mix of self-produced content expensed compared to the prior period.

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

The following table provides information about IMAX Systems installed and the associated revenue recognized at that time, except for traditional joint revenue sharing arrangements as revenue is recognized over the lease term, during the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025		2024
(In thousands of U.S. Dollars, except number of systems	Number of Systems	Revenue	Number of Systems	Revenue
New IMAX Systems	23	$20,330	13	$11,511
Upgraded IMAX Systems	3	3,338	3	4,303
Total	26	$23,668	16	$15,814

Included in the table above are three IMAX Systems that were relocated from their original locations (2024 ― two IMAX Systems). When a system under a sale or sales-type lease arrangement is relocated, the amount of revenue earned by the Company may vary from transaction to transaction and is usually less than the amount earned for a new sale. In certain situations when a system is relocated, the original location is upgraded to an IMAX Laser System.

For the six months ended June 30, 2025, Technology Products and Services segment revenue and gross margin increased by $12.2 million, or 13%, and $9.9 million, or 20%, respectively, when compared to the same period in the prior year. The higher level of revenue is primarily driven by a higher level of rental revenues, which is box office dependent. Rental revenues increased by $5.2 million, driven by IMAX GBO from joint revenue sharing arrangements which increased by $38.8 million in the six months ended June 30, 2025 when compared to the prior year comparative period, from $226.4 million to $265.2 million. Also contributing to the increase in revenue was the number of systems recognized under sales and sales-type lease arrangements, per the table above.

The increases in revenue were partially offset by a $4.2 million decrease in revenue contribution from the impact of amendments, renewals and other agreements to existing IMAX Systems arrangements.

For the six months ended June 30, 2025, gross margin percent was 56% compared to 52% in the prior period, which primarily reflects the higher level of revenues, as described above.

All Other

For the six months ended June 30, 2025, All Other revenue and gross margin decreased by $1.0 million, and $1.7 million, respectively, when compared to the same period in 2024. All Other primarily reflects the results of the Company’s Streaming and Consumer Technology business.

Selling, General and Administrative Expenses

The following table presents information about the Company’s Selling, General and Administrative Expenses for the six months ended June 30, 2025 and 2024:

	Six Months Ended
	June 30,		Variance
(In thousands of U.S. Dollars)	2025	2024	$	%
Total Selling, general and administrative expenses	$68,764	$68,821	$(57)	—%
Less: Share-based compensation(1)	(11,582)	(10,843)	(739)	(7%)
Total Adjusted Selling, general and administrative expenses(2)	$57,182	$57,978	$(796)	(1%)
(1)A portion of share-based compensation expense is recognized within Cost and Expenses Applicable to Revenue, and Research and Development. (Refer to “Capital Stock and Reserves — Share-Based Compensation” in Note 11 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1.)
(2)See “Non-GAAP Financial Measures” for a description of this non-GAAP financial measure and a reconciliation to the most comparable GAAP amount.

For the six months ended June 30, 2025, the lower level of Selling, General and Administrative Expenses year-over-year reflects management’s continued focus on operational efficiencies, including workforce reductions. Additionally, in the period, the Company recognized $2.5 million in benefits resulting from an Employee Retention Credit as a reduction to Selling, General and Administrative expenses, partially offset by higher annual incentive compensation costs.

Research and Development

For the six months ended June 30, 2025, Research and Development expenses were $2.9 million, representing a decrease of $1.4 million, or 32%, when compared to Research and Development expenses of $4.2 million during the same period in the prior year. The reduction year-over-year was primarily driven by the capitalization of film camera costs in accordance with the achievement of technological feasibility in 2024. The Company continues to expense its investment in other projects, including in the development of new Streaming and Technology product offerings and improvements to its existing IMAX System product suite.

Credit Loss (Reversal) Expense, Net

For the six months ended June 30, 2025, the Company recorded a credit loss reversal of $0.3 million, as compared to a credit loss expense of $0.2 million recognized in the prior year.

Stronger box office performance in the year has contributed to a notable improvement in collections. The resurgence in theatrical attendance, driven by a robust film slate, has increased and accelerated cash inflows from studio and exhibitor customers. This trend reflects both the sustained consumer demand for premium cinematic experiences and the effectiveness of our strategic initiatives in global distribution and exhibition.

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

Interest Expense and Interest Income

For the six months ended June 30, 2025, interest expense was $3.7 million, representing a decrease of $0.5 million, or 12%, as compared to $4.2 million during the same period of the prior year primarily due to a lower level of borrowings under the Credit Facility in the current period. For the six months ended June 30, 2025 and 2024, interest income was $1.7 million and $1.1 million, respectively.

Income Taxes

For the six months ended June 30, 2025, the Company recorded an income tax expense of $8.5 million (2024 — tax expense of $1.2 million). The Company’s effective tax rate of 29.4% for the six months ended June 30, 2025, reflects the geographic allocation of income earned in taxing jurisdictions and also reflects an increase in the valuation allowance, withholding taxes and a tax benefit related to share-based compensation.

Non-Controlling Interests

For the six months ended June 30, 2025, the net income attributable to non-controlling interests of the Company’s subsidiaries was $6.8 million, an increase of $3.2 million, when compared to the same period in 2024, which reflects a higher level of IMAX box office earned in Greater China.

Restructuring and Other Charges

For the six months ended June 30, 2025, the Company recorded $0.8 million (2024 — $nil) of restructuring and other charges. These charges are associated with continued strategic initiatives aimed at enhancing operational efficiency, reducing costs, and optimizing the Company’s organization structure. Specifically, the Company incurred $0.5 million in connection with the implementation of its plan to optimize its organizational structure, including the elimination of redundant roles, addressing spans and layers to capture efficiencies and centralize certain operational roles. Additionally, the Company incurred $0.3 million of non-recurring fees relating to the 2024 internal asset sale.

CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

The discussion below summarizes our cash flows from operating, investing, and financing activities as reflected in the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024.

	Six Months Ended
(In thousands of U.S. Dollars)	2025	2024
Net cash provided by (used in)
Operating activities	$30,181	$24,070
Investing activities	(22,048)	(15,638)
Financing activities	480	6,609
Effect of exchange rate changes on cash	46	311
Net change in cash	$8,659	$15,352

Net cash provided by the Company’s operating activities increased $6.1 million in the six months ended June 30, 2025, compared to the corresponding prior year period, primarily due to an increase in the net income earned in the current period. This increase was partially offset by an decrease in cash provided by working capital expenditures. (Refer to Note 9 to Condensed Consolidated Financial Statements in Item 1. for more information on the Company’s change in other operating assets and liabilities.)

Net cash used in investing activities increased $6.4 million in the six months ended June 30, 2025, compared to the corresponding prior year period, primarily due to an increase in the level of investment in equipment contributed to the Company’s JRSAs with exhibitor customers and capital expenditures. In the six months ended June 30, 2025, the Company installed 31 systems under JRSAs compared to 23 systems in the prior year comparative period.

Net cash provided by financing activities decreased $6.1 million in the six months ended June 30, 2025, compared to the corresponding prior year period, mainly driven by a decrease in net borrowings under the revolving credit facilities, an increase in cash paid for taxes withheld on employee stock awards vested, offset by a decease in share repurchases.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2025, the Company’s principal sources of liquidity included: (i) its balances of cash and cash equivalents of $109.3 million; (ii) the anticipated collection of trade accounts receivable, which includes amounts owed under JRSAs and Film Remastering and distribution agreements with movie studios; (iii) the anticipated collection of financing and variable consideration receivables due in the next 12 months under sale and sales-type lease arrangements for systems currently in operation; and (iv) installment payments expected in the next 12 months under sale and sales-type lease arrangements in backlog. Under the terms of the Company’s typical sale and sales-type lease agreements, the Company receives substantial cash payments before it completes the performance of its contractual obligations.

In addition, as of June 30, 2025, the Company had $252.0 million in available borrowing capacity under its Sixth Amended and Restated Credit Agreement (the “Credit Agreement”), $26.5 million in available borrowing capacity under the IMAX (Shanghai) Multimedia Technology Co., Ltd. (“IMAX Shanghai”) revolving credit facility with the Bank of China (the “Bank of China Facility”), and $27.9 million in available borrowing capacity under IMAX Shanghai’s revolving credit facility with HSBC Bank (China) Company Limited, Shanghai Branch (the “HSBC China Facility”). On July 14, 2025, the Company entered into the New Credit Agreement, which increases the Company’s borrowing capacity to $375.0 million. (Refer to “Borrowings — Revolving Credit Facility Borrowings, Net” in Note 6 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 for a description of the material terms of the Credit Agreement, the Bank of China Facility, and the HSBC Facility.)

The Company’s $109.3 million balance of cash and cash equivalents as of June 30, 2025 (December 31, 2024 — $100.6 million) included $100.9 million in cash held outside of Canada (December 31, 2024 — $85.4 million), of which $61.5 million was held in the People’s Republic of China (the “PRC”) (December 31, 2024 — $47.5 million). Management reassessed its strategy with respect to the most efficient means of deploying the Company’s capital resources globally and determined that historical earnings of certain foreign subsidiaries in excess of amounts required to sustain business operations would no longer be indefinitely reinvested. During the six months ended June 30, 2025, no historical earnings from a subsidiary in the PRC were distributed (2024 — $nil) and, as a result, no foreign withholding taxes were paid to the relevant tax authorities (2024 — $nil). As of June 30, 2025, the Company’s Condensed Consolidated Balance Sheets included a deferred tax liability of $12.5 million for the applicable foreign withholding taxes associated with the remaining balance of non-repatriated historical earnings that will not be indefinitely reinvested outside of Canada. These taxes will become payable upon the repatriation of any such earnings.

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

The Company also has certain significant contractual obligations and commitments that have been disclosed in “Contractual Obligations” in Part II, Item 7 of the Company’s 2024 Form 10-K. There are no material changes to these obligations and commitments as of June 30, 2025.

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

Adjusted net income or loss attributable to common shareholders and adjusted net income or loss attributable to common shareholders per basic and diluted share exclude, where applicable: (i) share-based compensation; (ii) realized and unrealized investment gains or losses; (iii) restructuring and other charges; and (iv) employee retention credits, and as well as the related tax impact of these adjustments.

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

	Three Months Ended June 30,
	2025		2024
(In thousands of U.S. Dollars, except per share amounts)	Net Income	Per Diluted Share	Net Income	Per Diluted Share
Net income attributable to common shareholders	$11,255	$0.20	$3,583	$0.07
Adjustments(1):
Share-based compensation	7,128	0.13	6,647	0.12
Unrealized investment gains	(33)	—	(32)	—
Restructuring and other charges	786	0.01	—	—
Employee retention credits	(3,827)	(0.07)	—	—
Tax impact on items listed above	(702)	(0.01)	(452)	(0.01)
Adjusted net income(1)	$14,607	$0.26	$9,746	$0.18

Weighted average shares outstanding — basic		53,751		52,633
Weighted average shares outstanding — diluted		55,161		53,428
(1)Reflects amounts attributable to common shareholders.

	Six Months Ended June 30,
	2025		2024
(In thousands of U.S. Dollars, except per diluted share amounts)	Net Income	Per Diluted Share	Net Income	Per Diluted Share
Net income attributable to common shareholders	$13,582	$0.25	$6,857	$0.13
Adjustments(1):
Share-based compensation	12,340	0.22	11,354	0.21
Unrealized investment gains	(65)	—	(62)	—
Restructuring and other charges	843	0.02	—	—
Employee retention credits	(3,827)	(0.07)	—	—
Tax impact on items listed above	(1,088)	(0.02)	(462)	(0.01)
Adjusted net income(1)	$21,785	$0.40	$17,688	$0.33

Weighted average shares outstanding — basic		53,448		52,568
Weighted average shares outstanding — diluted		55,064		53,386
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

Reconciliations of net income attributable to common shareholders, which is the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA per Credit Facility are presented in the tables below:

(In thousands of U.S. Dollars)	Three Months Ended June 30, 2025
Reported net income	$12,235
Add (subtract):
Income tax expense	1,198
Interest expense, net of interest income	321
Depreciation and amortization, including film asset amortization	15,896
Amortization of deferred financing costs(1)	492
EBITDA	30,142
Share-based and other non-cash compensation	7,492
Unrealized investment gains	(33)
Restructuring and other charges	786
Write-downs, including asset impairments and credit loss expense	671
Total Adjusted EBITDA	$39,058
Less: Non-controlling interest	(2,372)
Adjusted EBITDA per Credit Facility - attributable to common shareholders	$36,686
(1)The amortization of deferred financing costs is recorded within Interest Expense in the Condensed Consolidated Statements of Operations.

(In thousands of U.S. Dollars)	Twelve Months Ended June 30, 2025
Reported net income	$42,594
Add (subtract):
Income tax expense	12,317
Interest expense, net of interest income	2,879
Depreciation and amortization, including film asset amortization	62,310
Amortization of deferred financing costs(1)	1,969
EBITDA	122,069
Share-based and other non-cash compensation	24,222
Unrealized investment gains	(130)
Restructuring and other charges	4,592
Write-downs, including asset impairments and credit loss expense	1,164
Total Adjusted EBITDA	$151,917
Less: Non-controlling interest	(17,404)
Adjusted EBITDA per Credit Facility - attributable to common shareholders	$134,513
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands of U.S. Dollars)	2025	2024	2025	2024
Total Selling, general and administrative expenses	$35,302	$37,564	$68,764	$68,821
Less: Share-based compensation	(6,862)	(6,506)	(11,582)	(10,843)
Total Adjusted Selling, general and administrative expenses	$28,440	$31,058	$57,182	$57,978

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

Foreign Exchange Rate Risk

A majority of the Company’s revenue is denominated in U.S. Dollars while a significant portion of its costs and expenses is denominated in Canadian Dollars. A portion of the Company’s net U.S. Dollar cash flows is converted to Canadian Dollars to fund Canadian Dollar expenses through the spot market. In addition, IMAX films generate box office in 89 different countries, and therefore unfavorable exchange rates between applicable local currencies and the U.S. Dollar could have an impact on the GBO generated by the Company’s exhibitor customers and its revenues. For example, the impact of changes in foreign currency valuations versus the U.S. Dollar led to a decrease in IMAX GBO of approximately $64 million as compared to those in 2019. The Company has incoming cash flows from its revenue generating IMAX network and ongoing operating expenses in China through its majority-owned subsidiary IMAX Shanghai. In Japan, the Company has ongoing Yen-denominated operating expenses related to its Japanese operations. Net RMB and Japanese Yen cash flows are converted to U.S. Dollars through the spot market. The Company also has cash receipts under leases denominated in RMB, Japanese Yen, British Pound Sterling, Euros and Canadian Dollars.

The Company manages its exposure to foreign exchange rate risks through its regular operating and financing activities and, when appropriate, through the use of derivative financial instruments. These derivative financial instruments are utilized to hedge economic exposures as well as reduce earnings and cash flow volatility resulting from shifts in market rates.

Certain of the Company’s PRC subsidiaries held approximately RMB 436.6 million ($61.0 million) in cash and cash equivalents as of June 30, 2025 (December 31, 2024 — RMB 341.1 million or $47.5 million) and are required to transact locally in RMB. Foreign currency exchange transactions, including the remittance of any funds into and out of the PRC, are subject to controls and require the approval of the China State Administration of Foreign Exchange to complete. Any developments relating to the Chinese economy and any actions taken by the Chinese government are beyond the control of the Company; however, the Company monitors and manages its capital and liquidity requirements to ensure compliance with local regulatory and policy requirements. (Refer to “Risk Factors – The Company faces risks in connection with its significant presence in China and the continued expansion of its business there” in Part I, Item 1A. of this Form 10-Q.)

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

For the three and six months ended June 30, 2025, the Company recorded a foreign exchange net gain of $0.2 million and net loss of $0.2 million respectively, resulting from changes in exchange rates related to foreign currency denominated monetary assets and liabilities (2024 — net losses of $0.2 million and $0.5 million, respectively).

The Company has entered into a series of foreign currency forward contracts to manage the risks associated with the volatility of foreign currencies. Certain of these foreign currency forward contracts met the criteria required for hedge accounting under the Derivatives and Hedging Topic of the FASB ASC at inception, and continue to meet hedge effectiveness tests as of June 30, 2025, with settlement dates throughout 2025 and 2026. Foreign currency derivatives are recognized and measured on the Condensed Consolidated Balance Sheets at fair value. Changes in the fair value (i.e., gains or losses) are recognized in the Condensed Consolidated Statements of Operations except for derivatives designated and qualifying as foreign currency cash flow hedging instruments. The Company currently has cash flow hedging instruments associated with Selling, General and Administrative Expenses. For foreign currency cash flow hedging instruments related to Selling, General and Administrative Expenses, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported within Accumulated Other Comprehensive Income (Loss) and reclassified to the Condensed Consolidated Statements of Operations when the forecasted transaction occurs. Any ineffective portion is recognized immediately in the Condensed Consolidated Statements of Operations.

The notional value of foreign currency cash flow hedging instruments that qualify for hedge accounting as of June 30, 2025 was $51.3 million (December 31, 2024 — $48.4 million). Gains of $2.5 million and $1.8 million were recorded to Other Comprehensive Income with respect to the change in fair value of these contracts for the three and six months ended June 30, 2025, respectively (2024 — losses of $0.4 million and $1.3 million, respectively). Losses of $0.3 million and $1.6 million were reclassified from Accumulated Other Comprehensive Loss to Selling, General and Administrative Expenses for the three and six months ended June 30, 2025, respectively (2024 — loss of $0.1 million and $0.1 million, respectively). The Company currently does not hold any derivatives which are not designated as hedging instruments.

For all derivative instruments, the Company is subject to counterparty credit risk to the extent that the counterparty may not meet its obligations to the Company. To manage this risk, the Company enters into derivative transactions only with major financial institutions.

As of June 30, 2025, the Company’s Financing Receivables and working capital items denominated in Canadian Dollars, RMB, Japanese Yen, Euros and other foreign currencies translated into U.S. Dollars was $167.8 million. Assuming a 10% appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates as of June 30, 2025, the potential change in the fair value of foreign currency-denominated financing receivables and working capital items would have been $16.8 million. A significant portion of the Company’s Selling, General, and Administrative Expenses is denominated in Canadian Dollars. Assuming a 1% change appreciation or depreciation in foreign currency exchange rates as of June 30, 2025, the potential change in the amount of Selling, General, and Administrative Expenses would be $0.1 million.

Interest Rate Risk Management

The Company’s earnings may also be affected by changes in interest rates due to the impact those changes have on its interest income from cash, and its interest expense from variable-rate borrowings that may be made under the Credit Facility.

As of June 30, 2025, the Company had drawn down $48.0 million on its Credit Facility (December 31, 2024 — $37.0 million), and $nil on its HSBC China Facility (December 31, 2024 — $nil) and $nil on its Bank of China Facility (December 31, 2024 — $nil), which are subject to variable effective interest rates.

The Company had variable rate debt instruments representing 10% and 8% of its total liabilities as of June 30, 2025 and December 31, 2024, respectively. If the interest rates available to the Company increased by 10%, the Company’s interest expense would increase by $0.3 million and interest income from cash would increase by $0.3 million. These amounts are determined by considering the impact of the hypothetical interest rates on the Company’s variable rate debt and cash balances as of June 30, 2025.

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

The Company’s management, with the participation of its CEO and its CFO, has evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of June 30, 2025 and has

concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. The Company will continue to periodically evaluate its disclosure controls and procedures and will make modifications from time to time as deemed necessary to ensure that information is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting which occurred during the three months ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Recently, the U.S. government has implemented substantial and rapidly evolving changes to U.S. trade policies, including increased tariffs and changes in U.S. participation in multilateral trade agreements, while other countries, China and Canada in particular, have undertaken retaliatory measures in response to such changes. These changes could adversely impact the Company’s operations, costs and expenses applicable to revenues, and cash flows. While the Company does not believe these changes will materially impact its results for 2025, there can be no guarantees that further changes to U.S. trade policy and/or retaliatory actions by other countries will not occur.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On June 12, 2017, the Company announced that its Board of Directors approved a $200.0 million share repurchase program for its common shares that would have expired on June 30, 2020, which was subsequently extended for a 12-month period in 2020, 2021, and 2022 and increased in the total share repurchase authority to $400.0 million. In 2023, the Board of Directors approved a 36-month extension to the share repurchase program through June 30, 2026. On June 12, 2025, the Company announced an increase of $100.0 million in the Company’s share repurchase program along with a one-year extension through June 30, 2027. As of June 30, 2025, the Company had $250.7 million available under the program. The repurchases may be made either in the open market or through private transactions, including repurchases made pursuant to a plan intended to comply with Rule 10b5-1 under the Exchange Act, subject to market conditions, applicable legal requirements, and other relevant factors. The Company has no obligation to repurchase shares and the share repurchase program may be suspended or discontinued by the Company at any time.

During the three months ended June 30, 2025, the Company did not repurchase any common shares under the Company’s publicly announced program, and there are no other programs under which the Company repurchases shares.

The Company’s common share repurchase program activity for the three months ended June 30, 2025 was as follows:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum approximate dollar value of shares that may yet be purchased under the program
April 1 through April 30, 2025	—	$—	—	$150,720,352
May 1 through May 31, 2025	—	—	—	150,720,352
June 1 through June 30, 2025(1)	—	—	—	250,720,352
Total	—	$—	—
(1) On June 12, 2025, the Company announced an increase of $100.0 million in the Company’s share repurchase program.

In 2024, IMAX China’s shareholders granted its Board of Directors a general mandate authorizing the Board of Directors of IMAX China, subject to applicable laws, to repurchase shares of IMAX China not to exceed 10% of the total number of issued shares as of June 7, 2024 (34,000,845 shares). This program expired on the date of the 2025 Annual General Meeting of IMAX China on June 12, 2025. During the 2025 Annual General Meeting of IMAX China, shareholders granted its Board of Directors a general mandate authorizing the Board of Directors of IMAX China, subject to applicable laws, to repurchase shares of IMAX China not to exceed 10% of the total number of shares as of June 12, 2025 (33,919,122 shares). This program will be valid until the 2026 Annual General Meeting of IMAX China. The repurchases may be made in the open market or through other means permitted by applicable laws. IMAX China has no obligation to repurchase its shares and the share repurchase program may be suspended or discontinued by IMAX China at any time. During the three months ended June 30, 2025, IMAX China repurchased 1,495,900 shares.

(Refer to Note 6 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 for a summary of the material terms and conditions of the Company’s revolving credit facility, which include a limitation of the amount of permitted share repurchases.)

Item 5.    Other Information

(a)None.

(b)None.

(c)Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

On June 11, 2025, Robert D. Lister, the Company’s Chief Legal Officer & Senior Executive Vice President, entered into a Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K under the Exchange Act (“Item 408”) and such arrangement, the “Plan”) for the sale of up to 70,143 common shares of the Company. This total includes 50,143 previously granted stock options that are due to expire on March 7, 2026. Sales under this Plan may commence on September 15, 2025, after the completion of the required cooling off period under Rule 10b5-1. The Plan will terminate on March 6, 2026, or earlier if all shares under the Plan have been sold. This trading arrangement is intended to satisfy the affirmative defense of Rule 10b5-1(c). No other Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as defined in Item 408) were adopted or terminated by any directors or officers of the Company during the second quarter of 2025.

Item 6.    Exhibits

Exhibit No.	Description
10.1*+	Employment Agreement, dated as of March 13, 2025, between IMAX Corporation and Jose Zlatar

10.2*+	Employment Agreement, dated as of January 12, 2024, between IMAX Corporation and Anne Globe

10.3*+	Amendment to Employment Terms, dated as of May 20, 2025, between IMAX Corporation and Jose Zlatar

10.4*+	Amendment to Employment Terms, dated as of May 20, 2025, between IMAX Corporation and Anne Globe

10.5*+	Amendment to Employment Terms, dated as of May 20, 2025, between IMAX Corporation and Mark Welton

10.6*+	Amendment to Employment Terms, dated as of May 20, 2025, between IMAX Corporation and Natasha Fernandes

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated July 24, 2025, by Richard L. Gelfond

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated July 24, 2025, by Natasha Fernandes

32.1**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated July 24, 2025, by Richard L. Gelfond

32.2**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated July 24, 2025, by Natasha Fernandes

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.CAL	Inline XBRL Taxonomy Extension Schema Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101. PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*Filed herewith.
**Furnished herewith.
+Management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAX CORPORATION

Date: July 24, 2025	By:	/s/ NATASHA FERNANDES
Natasha Fernandes
Chief Financial Officer & Executive Vice President
(Principal Financial Officer)

Date: July 24, 2025	By:	/s/ JOSE ZLATAR
Jose Zlatar
Senior Vice-President, Finance & Controller
(Principal Accounting Officer)