Form 10-Q
period 2025-09-30
IMAX CORP
filed 2025-10-23
CIK 921582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of September 30, 2025
Common Shares, no par value	53,798,934

IMAX CORPORATION

IMAX CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

IMAX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. Dollars, except share amounts)
(Unaudited)

	September 30,	December 31,
	2025	2024
Assets
Cash and cash equivalents	$143,106	$100,592
Accounts receivable, net of allowance for credit losses	108,418	107,669
Financing receivables, net of allowance for credit losses	118,944	119,885
Variable consideration receivables, net of allowance for credit losses	83,792	82,593
Inventories	41,435	32,840
Prepaid expenses	15,054	13,121
Film assets, net of accumulated amortization	11,976	8,686
Property, plant and equipment, net of accumulated depreciation	243,836	240,133
Other assets	24,002	22,441
Deferred income tax assets, net of valuation allowance	12,728	14,499
Goodwill	52,815	52,815
Other intangible assets, net of accumulated amortization	33,467	35,124
Total assets	$889,573	$830,398
Liabilities
Accounts payable	$22,484	$19,803
Accrued and other liabilities	96,136	100,916
Deferred revenue	64,505	52,686
Revolving credit facility borrowings, net of unamortized debt issuance costs	26,477	36,356
Convertible notes and other borrowings, net of unamortized discounts and debt issuance costs	230,743	229,901
Deferred income tax liabilities	12,521	12,521
Total liabilities	452,866	452,183
Commitments, contingencies and guarantees (see Note 7)
Non-controlling interests	721	680
Shareholders’ equity
Capital stock common shares — no par value. Authorized — unlimited number. 53,798,934 issued and outstanding (December 31, 2024 — 52,946,200 issued and outstanding)	415,617	401,420
Other equity	181,998	185,268
Statutory surplus reserve	4,219	4,051
Accumulated deficit	(240,604)	(274,675)
Accumulated other comprehensive loss	(11,696)	(16,598)
Total shareholders’ equity attributable to common shareholders	349,534	299,466
Non-controlling interests	86,452	78,069
Total shareholders’ equity	435,986	377,535
Total liabilities and shareholders’ equity	$889,573	$830,398

(See the accompanying notes, which are an integral part of these Condensed Consolidated Financial Statements.)

IMAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of U.S. Dollars, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues
Technology sales	$19,360	$26,305	$51,726	$54,629
Image enhancement and maintenance services	61,029	46,891	162,636	149,428
Technology rentals	23,336	16,122	61,763	48,766
Finance income	2,929	2,134	8,880	6,713
	106,654	91,452	285,005	259,536
Costs and expenses applicable to revenues
Technology sales	9,454	10,605	26,029	24,594
Image enhancement and maintenance services	23,065	23,087	63,886	73,371
Technology rentals	6,864	6,741	21,041	19,736
	39,383	40,433	110,956	117,701
Gross margin	67,271	51,019	174,049	141,835
Selling, general and administrative expenses	34,219	31,466	102,983	100,287
Research and development	1,505	(265)	4,365	3,953
Amortization of intangible assets	1,906	1,544	5,446	4,208
Credit loss expense (reversal), net	596	(1,137)	287	(963)
Restructuring and other charges	—	—	843	—
Income from operations	29,045	19,411	60,125	34,350
Realized and unrealized investment gains	34	32	99	94
Retirement benefits non-service recovery (expense)	17	(109)	(186)	(323)
Interest income	557	625	2,211	1,720
Interest expense	(1,832)	(2,240)	(5,560)	(6,467)
Income before taxes	27,821	17,719	56,689	29,374
Income tax expense	(5,205)	(2,376)	(13,688)	(3,538)
Net income	22,616	15,343	43,001	25,836
Net income attributable to non-controlling interests	(1,959)	(1,447)	(8,762)	(5,083)
Net income attributable to common shareholders	$20,657	$13,896	$34,239	$20,753

Net income per share attributable to common shareholders:
Basic	$0.38	$0.26	$0.64	$0.39
Diluted	$0.37	$0.26	$0.62	$0.39

Weighted average shares outstanding (in thousands):
Basic	53,788	52,682	53,561	52,605
Diluted	55,565	54,089	55,242	53,628

(See the accompanying notes, which are an integral part of these Condensed Consolidated Financial Statements.)

IMAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands of U.S. Dollars)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income	$22,616	$15,343	$43,001	$25,836
Other comprehensive income before tax
Unrealized net (loss) gain from cash flow hedging instruments	(1,223)	337	582	(944)
Realized net loss from cash flow hedging instruments	120	162	1,747	240
Foreign currency translation adjustments	1,637	3,775	2,658	2,779
Defined benefit and postretirement benefit plans	2,090	(149)	1,744	(547)
Total other comprehensive income before tax	2,624	4,125	6,731	1,528
Income tax (expense) benefit related to other comprehensive income	(268)	(92)	(1,076)	328
Other comprehensive income, net of tax	2,356	4,033	5,655	1,856
Comprehensive income	24,972	19,376	48,656	27,692
Comprehensive income attributable to non-controlling interests	(2,422)	(2,521)	(9,515)	(5,872)
Comprehensive income attributable to common shareholders	$22,550	$16,855	$39,141	$21,820

(See the accompanying notes, which are an integral part of these Condensed Consolidated Financial Statements.)

IMAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. Dollars)
(Unaudited)

	Nine Months Ended
	September 30,
	2025	2024
Operating Activities
Net income	$43,001	$25,836
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	46,415	48,902
Amortization of deferred financing costs	1,492	1,478
Credit loss expense (reversal), net	287	(963)
Write-downs, including asset impairments	1,303	3,034
Deferred income tax expense (recovery)	734	(7,339)
Share-based and other non-cash compensation	19,050	17,261
Unrealized foreign currency exchange gain	(170)	(527)
Realized and unrealized investment gain	(99)	(94)
Changes in assets and liabilities:
Accounts receivable	(1,131)	23,001
Inventories	(8,587)	(6,181)
Film assets	(16,435)	(17,892)
Deferred revenue	11,724	(13,393)
Changes in other operating assets and liabilities	110	(13,771)
Net cash provided by operating activities	97,694	59,352
Investing Activities
Purchase of property, plant and equipment	(6,750)	(3,816)
Investment in equipment for joint revenue sharing arrangements	(24,114)	(21,728)
Acquisition of other intangible assets	(3,915)	(4,802)
Net cash used in investing activities	(34,779)	(30,346)
Financing Activities
Revolving credit facility borrowings	85,000	55,000
Repayments of revolving credit facility borrowings	(93,000)	(32,000)
Credit facility amendment fees paid	(2,041)	—
Repayments of other borrowings	(538)	(489)
Repurchase of common shares	—	(18,102)
Repurchase of common shares - IMAX China	(1,454)	—
Taxes withheld and paid on employee stock awards vested	(9,742)	(4,978)
Common shares issued - stock options exercised	1,394	98
Principal payment under finance lease obligations	—	(480)
Net cash used in financing activities	(20,381)	(951)
Effects of exchange rate changes on cash	(20)	249
Increase in cash and cash equivalents during period	42,514	28,304
Cash and cash equivalents, beginning of period	100,592	76,200
Cash and cash equivalents, end of period	$143,106	$104,504

(See the accompanying notes, which are an integral part of these Condensed Consolidated Financial Statements.)

IMAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands of U.S. Dollars)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Adjustments to capital stock:
Balance, beginning of period	$415,142	$394,493	$401,420	$389,048
Restricted share units vested, net of shares withheld for employee tax obligations	20	12	12,370	14,032
Employee stock options exercised, net of shares withheld for employee tax obligations	346	98	1,394	98
Grant date fair value of stock options exercised	109	—	433	—
Average carrying value of repurchased and retired common shares	—	—	—	(8,575)
Balance, end of period	415,617	394,603	415,617	394,603
Adjustments to other equity:
Balance, beginning of period	175,901	176,632	185,268	185,087
Amortization of share-based payment expense - restricted share units	4,118	3,318	13,681	10,864
Amortization of share-based payment expense - performance stock units	2,108	1,985	6,103	5,864
Restricted share units vested	(129)	(24)	(22,645)	(19,815)
Grant date fair value of stock options exercised	—	—	(324)	—
Change in ownership interest related to IMAX China	—	—	(85)	(89)
Balance, end of period	181,998	181,911	181,998	181,911
Adjustments to statutory surplus reserve:
Balance, beginning of period	4,219	3,932	4,051	3,932
Change in statutory surplus reserve, IMAX China	—	—	168	—
Balance, end of period	4,219	3,932	4,219	3,932
Adjustments to accumulated deficit:
Balance, beginning of period	(261,261)	(293,889)	(274,675)	(292,845)
Net income attributable to common shareholders	20,657	13,896	34,239	20,753
Statutory surplus reserve deducted from retained earnings, IMAX China	—	—	(168)	—
Common shares repurchased and retired	—	—	—	(7,901)
Balance, end of period	(240,604)	(279,993)	(240,604)	(279,993)
Adjustments to accumulated other comprehensive loss:
Balance, beginning of period	(13,589)	(13,974)	(16,598)	(12,081)
Other comprehensive income, net of tax	1,893	2,959	4,902	1,066
Balance, end of period	(11,696)	(11,015)	(11,696)	(11,015)
Adjustments to non-controlling interests:
Balance, beginning of period	83,970	75,111	78,069	71,790
Net income attributable to non-controlling interests	1,929	1,431	8,721	5,067
Other comprehensive income, net of tax	463	1,073	753	789
Share-based compensation attributable to non-controlling interests	90	58	278	52
Change in ownership interest related to IMAX China common share repurchases	—	—	(1,369)	(25)
Balance, end of period	86,452	77,673	86,452	77,673
Total Shareholders’ Equity	$435,986	$367,111	$435,986	$367,111

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

As of September 30, 2025 and December 31, 2024, total assets and liabilities of the Company’s consolidated VIEs were as follows:

	September 30,	December 31,
(In thousands of U.S. Dollars)	2025	2024
Total assets	$1,828	$1,459
Total liabilities	$360	$246

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

Measurement of Credit Losses for Accounts Receivable and Contract Assets

In July 2025, the FASB issued Accounting Standard Update No. 2025-05, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). The amendments in ASU 2025-05 provide a practical expedient that allows entities to assume current economic conditions as of the balance sheet date will remain unchanged throughout the reasonable and supportable forecast period when estimating expected credit losses for eligible financial assets, including trade receivables and contract assets. ASU 2025-05 is effective for fiscal periods beginning after December 15, 2025, including interim periods within those fiscal years. The Company is in the process of evaluating the impact of this ASU on its Consolidated Financial Statements.

Targeted Improvements to the Accounting for Internal-Use Software

In September 2025, the FASB issued Accounting Standard Update No. 2025-06, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). The amendments in ASU 2025-06 clarify and refine the criteria for capitalizing costs related to internal-use software. Under the new guidance, capitalization is permitted when both of the following conditions are met: (i) management has authorized and committed to funding the software project, and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. ASU 2025-06 is effective for fiscal periods beginning after December 15, 2027, and interim periods thereafter. The Company is in the process of evaluating the impact of this ASU on its Consolidated Financial Statements.

The Company considers the applicability and impact of all recently issued FASB accounting standard codification updates. ASUs that are not noted above were assessed and determined to be not applicable or not significant to the Company’s Condensed Consolidated Financial Statements for the period ended September 30, 2025.

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

In order to mitigate the credit risk associated with the Company’s receivables, management performs an initial credit evaluation prior to entering into an arrangement with a customer and then regularly monitors the credit quality of each customer through an analysis of collections history and aging. This monitoring process includes meetings on at least a monthly basis to identify credit concerns and potential changes in credit quality classification. A customer may improve their credit quality classification once a substantial payment is made on an overdue balance or when the customer has agreed to a payment plan and payments have commenced in accordance with that plan. Changes in credit quality classification are dependent upon management approval. The Company’s internal credit quality classifications are reported in Note 4 of the Company’s audited Consolidated Financial Statements included in its 2024 Form 10-K.

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

The following tables summarize the activity in the allowance for credit losses related to Accounts Receivable for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended				Nine Months Ended
	September 30, 2025				September 30, 2025
(In thousands of U.S. Dollars)	Theater Operators	Studios	Other	Total	Theater Operators	Studios	Other	Total
Beginning balance	$11,568	$1,277	$429	$13,274	$11,678	$1,017	$583	$13,278
Current period provision (reversal), net	545	(186)	54	413	512	336	(100)	748
Write-offs, net of recoveries	(65)	(62)	—	(127)	(79)	(324)	—	(403)
Foreign exchange	(23)	—	—	(23)	(86)	—	—	(86)
Ending balance	$12,025	$1,029	$483	$13,537	$12,025	$1,029	$483	$13,537

	Three Months Ended				Nine Months Ended
	September 30, 2024				September 30, 2024
(In thousands of U.S. Dollars)	Theater Operators	Studios	Other	Total	Theater Operators	Studios	Other	Total
Beginning balance	$14,095	$651	$1,080	$15,826	$14,355	$616	$1,006	$15,977
Current period (reversal) provision, net	(2,079)	600	(13)	(1,492)	(2,120)	638	61	(1,421)
Write-offs, net of recoveries	—	—	—	—	(178)	(3)	—	(181)
Foreign exchange	118	—	—	118	77	—	—	77
Ending balance	$12,134	$1,251	$1,067	$14,452	$12,134	$1,251	$1,067	$14,452

For the three and nine months ended September 30, 2025, the Company’s allowance for current expected credit losses related to Accounts Receivable increased by $0.3 million and $0.3 million, respectively (2024 — decreased by $1.4 million and $1.5 million, respectively).

Financing Receivables

Financing receivables are due from theater operators and consist of the Company’s net investment in sales-type leases and receivables associated with financed sales of IMAX Systems. As of September 30, 2025 and December 31, 2024, financing receivables consisted of the following:

	September 30,	December 31,
(In thousands of U.S. Dollars)	2025	2024
Net investment in leases:
Gross minimum payments due under sales-type leases	$30,931	$30,890
Unearned finance income	(1,057)	(887)
Present value of minimum payments due under sales-type leases	29,874	30,003
Allowance for credit losses	(456)	(664)
Net investment in leases	29,418	29,339
Financed sales receivables:
Gross minimum payments due under financed sales	124,797	127,906
Unearned finance income	(25,378)	(27,199)
Present value of minimum payments due under financed sales	99,419	100,707
Allowance for credit losses	(9,893)	(10,161)
Net financed sales receivables	89,526	90,546
Total financing receivables	$118,944	$119,885

Net financed sales receivables due within one year	$28,459	$30,136
Net financed sales receivables due after one year	61,067	60,410
Total financed sales receivables	$89,526	$90,546

As of September 30, 2025 and December 31, 2024, the weighted-average remaining lease term and weighted-average interest rate associated with the Company’s sales-type lease arrangements and financed sales receivables, as applicable, were as follows:

	September 30,	December 31,
(In thousands of U.S. Dollars)	2025	2024
Weighted-average remaining lease term (in years):
Sales-type lease arrangements	8.3	8.5
Weighted-average interest rate
Sales-type lease arrangements	7.24%	7.24%
Financed sales receivables	8.85%	8.95%

The tables below provide information on the Company’s net investment in leases by credit quality indicator as of September 30, 2025 and December 31, 2024. The amounts disclosed for each credit quality classification are determined on a theater-by-theater basis as per the origination year of the relationship, and include both billed and unbilled amounts.

(In thousands of U.S. Dollars)	By Origination Year
As of September 30, 2025	2025	2024	2023	2022	2021	Prior	Total
Net investment in leases:
Credit quality classification:
In good standing	$1,819	$3,383	$2,968	$2,906	$8,565	$9,832	$29,473
Credit Watch	—	—	—	—	—	—	—
Pre-approved transactions	—	—	—	—	—	—	—
Transactions suspended	—	—	—	—	—	401	401
Total net investment in leases	$1,819	$3,383	$2,968	$2,906	$8,565	$10,233	$29,874

(In thousands of U.S. Dollars)	By Origination Year
As of December 31, 2024	2024	2023	2022	2021	2020	Prior	Total
Net investment in leases:
Credit quality classification:
In good standing	$3,469	$3,190	$3,057	$6,625	$1,963	$1,931	$20,235
Credit Watch	—	—	—	—	—	—	—
Pre-approved transactions	—	—	—	2,800	1,477	4,664	8,941
Transactions suspended	—	—	426	—	—	401	827
Total net investment in leases	$3,469	$3,190	$3,483	$9,425	$3,440	$6,996	$30,003

The tables below provide information on the Company’s financed sales receivables by credit quality indicator as of September 30, 2025 and December 31, 2024. The amounts disclosed for each credit quality classification are determined on a theater-by-theater basis as per the origination year of the relationship, and include both billed and unbilled amounts.

(In thousands of U.S. Dollars)	By Origination Year
As of September 30, 2025	2025	2024	2023	2022	2021	Prior	Total
Financed sales receivables:
Credit quality classification:
In good standing	$6,130	$6,476	$7,570	$5,018	$5,172	$39,351	$69,717
Credit Watch	—	—	—	—	—	368	368
Pre-approved transactions	—	612	1,063	—	3,313	9,206	14,194
Transactions suspended	—	—	—	525	503	14,112	15,140
Total financed sales receivables	$6,130	$7,088	$8,633	$5,543	$8,988	$63,037	$99,419

(In thousands of U.S. Dollars)	By Origination Year
As of December 31, 2024	2024	2023	2022	2021	2020	Prior	Total
Financed sales receivables:
Credit quality classification:
In good standing	$6,217	$7,249	$5,980	$6,152	$4,974	$41,570	$72,142
Credit Watch	—	—	—	—	—	567	567
Pre-approved transactions	411	779	298	3,468	1,899	8,132	14,987
Transactions suspended	—	—	—	114	143	12,754	13,011
Total financed sales receivables	$6,628	$8,028	$6,278	$9,734	$7,016	$63,023	$100,707

The following tables provide an aging analysis for the Company’s net investment in leases and financed sales receivables as of September 30, 2025 and December 31, 2024:

	As of September 30, 2025
(In thousands of U.S. Dollars)	Accrued and Current	30-89 Days	90+ Days	Billed	Unbilled	Recorded Receivable	Allowance for Credit Losses	Net
Net investment in leases	$242	$183	$2,613	$3,038	$26,836	$29,874	$(456)	$29,418
Financed sales receivables	1,341	1,425	11,429	14,195	85,224	99,419	(9,893)	89,526
Total	$1,583	$1,608	$14,042	$17,233	$112,060	$129,293	$(10,349)	$118,944

	As of December 31, 2024
(In thousands of U.S. Dollars)	Accrued and Current	30-89 Days	90+ Days	Billed	Unbilled	Recorded Receivable	Allowance for Credit Losses	Net
Net investment in leases	$222	$218	$3,185	$3,625	$26,378	$30,003	$(664)	$29,339
Financed sales receivables	895	1,019	12,462	14,376	86,331	100,707	(10,161)	90,546
Total	$1,117	$1,237	$15,647	$18,001	$112,709	$130,710	$(10,825)	$119,885

The following tables provide information about the Company’s net investment in leases and financed sales receivables with billed amounts past due for which it continues to accrue finance income as of September 30, 2025 and December 31, 2024. The amounts disclosed for each credit quality classification are determined on a theater-by-theater basis and include both billed and unbilled amounts.

	As of September 30, 2025
(In thousands of U.S. Dollars)	Accrued and Current	30-89 Days	90+ Days	Billed	Unbilled	Allowance for Credit Losses	Net
Net investment in leases	$223	$183	$2,613	$3,019	$17,929	$(6)	$20,942
Financed sales receivables	744	1,035	8,606	10,385	31,886	(1,176)	41,095
Total	$967	$1,218	$11,219	$13,404	$49,815	$(1,182)	$62,037

	As of December 31, 2024
(In thousands of U.S. Dollars)	Accrued and Current	30-89 Days	90+ Days	Billed	Unbilled	Allowance for Credit Losses	Net
Net investment in leases	$222	$218	$3,185	$3,625	$20,176	$(6)	$23,795
Financed sales receivables	727	610	10,143	11,480	42,208	(1,086)	52,602
Total	$949	$828	$13,328	$15,105	$62,384	$(1,092)	$76,397

The following table provides information about the Company’s net investment in leases and financed sale receivables that were on nonaccrual status as of September 30, 2025 and December 31, 2024:

	As of September 30, 2025			As of December 31, 2024
(In thousands of U.S. Dollars)	Recorded Receivable	Allowance for Credit Losses	Net	Recorded Receivable	Allowance for Credit Losses	Net
Net investment in leases	$401	$(401)	$—	$827	$(614)	$213
Net financed sales receivables	29,702	(9,242)	20,460	28,565	(8,317)	20,248
Total	$30,103	$(9,643)	$20,460	$29,392	$(8,931)	$20,461

For the three and nine months ended September 30, 2025 and 2024, the Company did not recognize Finance Income related to the net investment in leases on non-accrual status. For the three and nine months ended September 30, 2025, the Company recognized $0.1 million and $0.2 million, respectively (2024 — $0.4 million and $1.0 million) in Finance Income related to the financed sales receivables in nonaccrual status.

The following tables summarize the activity in the allowance for credit losses related to the Company’s net investment in leases and financed sale receivables for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30, 2025		September 30, 2025
(In thousands of U.S. Dollars)	Net Investment in Leases	Net Financed Sales Receivables	Net Investment in Leases	Net Financed Sales Receivables
Beginning balance	$454	$9,819	$664	$10,161
Current period provision (reversal), net	2	83	(208)	(263)
Foreign exchange	—	(9)	—	(5)
Ending balance	$456	$9,893	$456	$9,893

	Three Months Ended		Nine Months Ended
	September 30, 2024		September 30, 2024
(In thousands of U.S. Dollars)	Net Investment in Leases	Net Financed Sales Receivables	Net Investment in Leases	Net Financed Sales Receivables
Beginning balance	$450	$9,625	$453	$9,617
Current period provision (reversal), net	67	(148)	70	(135)
Foreign exchange	—	27	(6)	22
Ending balance	$517	$9,504	$517	$9,504

For the three and nine months ended September 30, 2025, the Company’s allowance for current expected credit losses related to its net investment in leases increased by less than $0.1 million and decreased by $0.2 million, respectively, and net financed sale receivables increased by $0.1 million and decreased by $0.3 million, respectively.

For the three and nine months ended September 30, 2024, the Company’s allowance for current expected credit losses related to its net investment in leases increased by $0.1 million, respectively, and net financed sale receivables decreased by $0.1 million, respectively.

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

The following table summarizes the activity in the Allowance for Credit Losses related to Variable Consideration Receivables for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
(In thousands of U.S. Dollars)	Theater Operators	Theater Operators	Theater Operators	Theater Operators
Beginning balance	$120	$677	$116	$633
Current period provision, net	—	116	4	160
Foreign exchange	—	3	—	3
Ending balance	$120	$796	$120	$796

For the three and nine months ended September 30, 2025, the Company’s allowance for current expected credit losses related to Variable Consideration Receivables did not change and increased by less than $0.1 million, respectively (2024 — increased by $0.1 million and $0.2 million respectively).

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

Under JRSAs, the customer has the ability and the right to operate the hardware components or direct others to operate them in a manner determined by the customer. The Company’s JRSAs are typically non-cancellable for ten years or longer with renewal provisions. Title to the IMAX System under a JRSA generally does not transfer to the customer. The Company’s JRSAs do not contain a guarantee of residual value at the end of the lease term. The customer is required to pay for executory costs such as insurance and taxes and is required to pay the Company for maintenance and an extended warranty throughout the term. The customer is responsible for obtaining insurance coverage for the IMAX System commencing on the date specified in the arrangement’s shipping terms and ending on the date the IMAX System is returned to the Company.

The following lease payments are expected to be received by the Company for its sales-type leases and JRSAs in each of the remainder of 2025, next four years and thereafter following the September 30, 2025 balance sheet date:

(In thousands of U.S. Dollars)	Sales-Type Leases
2025 (three months remaining)	$825
2026	3,322
2027	3,267
2028	3,121
2029	3,121
Thereafter	17,275
Total	$30,931

5. Inventories

As of September 30, 2025 and December 31, 2024, Inventories consisted of the following:

	September 30,	December 31,
(In thousands of U.S. Dollars)	2025	2024
Raw materials	$30,482	$29,162
Work-in-process	2,324	1,611
Finished goods	8,629	2,067
Total	$41,435	$32,840

As of September 30, 2025, Inventories included finished goods of $4.1 million (December 31, 2024 — $1.8 million) for which title had passed to the customers, but the criteria for revenue recognition were not met as of the balance sheet date.

During the three and nine months ended September 30, 2025, the Company recorded write-downs of less than $0.1 million and $0.2 million, respectively (2024 — write-downs of $0.1 million and $0.3 million during each such period) in Costs and Expenses Applicable to Revenues ― Technology Sales.

6. Borrowings

Revolving Credit Facility Borrowings, Net

As of September 30, 2025 and December 31, 2024, Revolving Credit Facility Borrowings, Net included the following:

	September 30,	December 31,
(In thousands of U.S. Dollars)	2025	2024
Wells Fargo Credit Facility borrowings	$29,000	$37,000
Unamortized debt issuance costs	(2,523)	(644)
Revolving Credit Facility Borrowings, net	$26,477	$36,356

Credit Agreement

The Company was a party to a Sixth Amended and Restated Credit Agreement, dated as of March 25, 2022 (the “Credit Agreement”), that provided for a credit facility (the “Credit Facility”). On July 14, 2025, the Company entered into a Seventh Amended and Restated Credit Agreement (the “New Credit Agreement”) with Wells Fargo Bank, National Association, as agent, and a syndicate of lenders party thereto. The facility under the New Credit Agreement (the “New Credit Facility”) matures on July 14, 2030; provided that if certain convertible debt that is permitted to be incurred under the New Credit Agreement, and is so incurred after the date of the New Credit Agreement, has a maturity date that is earlier than 91 days after the maturity date of the New Credit Facility and the aggregate amount of any such convertible debt that remains outstanding on the date that is 91 days prior to the earliest maturity date of any such convertible debt (the “Springing Maturity Date”) exceeds $100.0 million, then the maturity date for the New Credit Facility shall automatically be modified to be the Springing Maturity Date. The Company’s obligations under the New Credit Agreement are guaranteed by certain of the Company’s subsidiaries (the “Guarantors”), and are secured by first-priority security interests in substantially all of the assets of the Company and the Guarantors.

The New Credit Agreement provides for a revolving borrowing capacity of $375.0 million, and contains an uncommitted accordion feature that allows the Company to further increase its borrowing capacity by the greater of $140.0 million or by the Company’s EBITDA (as defined in the Credit Agreement) (“Adjusted EBITDA per Credit Facility”) for the sum of the four most recently ended fiscal quarters, subject to certain conditions, depending on the mix of revolving loans and/or term loans under the incremental facility and subject to conditions set forth in the Credit Agreement.

The New Credit Agreement requires that the Company does not exceed a maximum Senior Secured Net Leverage Ratio (as defined therein) of 3.25:1.00, which may be increased under certain circumstances and is tested on the last day of each fiscal quarter. In addition, the New Credit Agreement contains customary affirmative and negative covenants for a transaction of this type, including covenants that limit indebtedness, liens, asset sales, investments and restricted payments, in each case, subject to negotiated exceptions and baskets. The New Credit Agreement also contains representations, warranties and event of default provisions customary for a transaction of this type. The Company was in compliance with this requirement as of September 30, 2025 as the Senior Secured Net Leverage Ratio was 0.00:1.00.

Loans under the New Credit Facility will bear interest, at the Company’s option, at (i) Term SOFR, Eurocurrency Rate or Term CORRA plus a margin ranging from 1.00% to 1.75% per annum or (ii) the U.S. base rate or the Canadian prime rate plus a margin ranging from 0.25% to 1.00% per annum, in each case depending on the Company’s total leverage ratio. In no event will Term SOFR, Eurocurrency Rate or Term CORRA be less than 0.00% per annum.

The Company incurred fees of approximately $2.2 million in connection with the New Credit Agreement, which are being amortized on a straight-basis over the term of the New Credit Agreement.

As of September 30, 2025, borrowings under the New Credit Facility were $29.0 million (December 31, 2024 — $37.0 million under the previous Credit Facility) and bore interest at Term SOFR, plus a margin of 1.75% per annum based on the Company’s total leverage ratio. The effective interest rate for the three and nine months ended September 30, 2025 were 6.09% and 6.15%, respectively.

As of September 30, 2025 and December 31, 2024, the Company had no letters of credit or advance payment guarantees outstanding under the Credit Facility. As of September 30, 2025, the amount available for future borrowings under the New Credit Facility was $346.0 million (December 31, 2024 — $263.0 million under the previous Credit Facility).

Foreign Exchange Facility

Within the New Credit Facility, the Company is able to purchase foreign currency forward contracts and/or other swap arrangements. As of September 30, 2025, the net unrealized gain on the Company’s outstanding foreign currency forward contracts was $0.3 million, representing the amount by which the notional value of these forward contracts exceeded their fair value (December 31, 2024 — net unrealized loss of $2.0 million). As of September 30, 2025, the notional value of the Company’s outstanding foreign currency forward contracts was $48.7 million (December 31, 2024 — $48.4 million).

Bank of China Facility

As of September 30, 2025, and December 31, 2024, there were no borrowings outstanding under the Bank of China Facility (as defined and described in Note 13 to the Company’s audited Consolidated Financial Statements in its 2024 Form 10-K) and outstanding letters of guarantee were RMB 1.0 million (less than $0.1 million).

As of September 30, 2025, the amount available for future borrowings under the Bank of China Facility was RMB 190.0 million ($26.7 million) and the amount available for letters of guarantee was RMB 9.0 million ($1.3 million). The amount available for future borrowings under the Bank of China Facility is not subject to a standby fee. The effective interest rate for the three and nine months ended September 30, 2025 was 0% for each such period (2024 — 0% for each such period). There were no amounts drawn under the Bank of China Facility for the three and nine months ended September 30, 2025.

HSBC China Facility

In June 2022, IMAX (Shanghai) Multimedia Technology Co., Ltd. (“IMAX Shanghai”) entered into an unsecured revolving facility for up to RMB 200.0 million ($28.1 million) with HSBC Bank (China) Company Limited, Shanghai Branch to fund ongoing working capital requirements (the “HSBC China Facility”). As of September 30, 2025 and December 31, 2024, no borrowings were outstanding under the HSBC China Facility. As of September 30, 2025, the amount available for future borrowings under the HSBC China Facility was RMB 200.0 million ($28.1 million). The effective interest rate for the three and nine months ended September 30, 2025 was 0% for each such period (2024 — 0%).

NBC Facility

The NBC Facility (as defined and described in Note 13 to the Company’s audited Consolidated Financial Statements in its 2024 Form 10-K) has been renewed to October 8, 2026. The Company did not have any letters of credit or advance payment guarantees outstanding as of September 30, 2025 and December 31, 2024 under the NBC Facility.

Convertible Notes and Other Borrowings, Net

As of September 30, 2025 and December 31, 2024, Convertible Notes and Other Borrowings, Net included the following:

	September 30,	December 31,
(In thousands of U.S. Dollars)	2025	2024
Convertible Notes	$230,000	$230,000
Unamortized discounts and debt issuance costs	(737)	(1,864)
Convertible Notes, net	229,263	228,136

Federal Economic Development Loan	1,636	2,056
Unaccreted interest benefit	(156)	(291)
Federal Economic Development Loan, net	1,480	1,765

Convertible Notes and Other Borrowings, net	$230,743	$229,901

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

Federal Economic Development Loan

As of September 30, 2025, the Federal Economic Development Loan (as defined and described in Note 13 to the Company’s audited Consolidated Financial Statements in its 2024 Form 10-K) had a carrying value of $1.5 million, net of unaccreted interest benefit and is recorded within Convertible Notes and Other Borrowings, Net on the Company’s Condensed Consolidated Balance Sheets.

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

In January 2004, the Company and IMAX Theatre Services Ltd., a subsidiary of the Company, commenced an arbitration seeking damages before the International Court of Arbitration of the International Chamber of Commerce (the “ICC”) with respect to the breach by Electronic Media Limited (“EML”) of its December 2000 agreement with the Company. In June 2004, the Company commenced a related arbitration before the ICC against EML’s affiliate, E-City Entertainment (I) PVT Limited (“E-City”). On March 27, 2008, the arbitration panel issued a final award in favor of the Company in the amount of $11.3 million, as well as an additional $2,512 each day in interest from October 1, 2007 until the date the award is paid. In July 2008, E-City commenced a proceeding in Mumbai, India seeking to prevent recognition of the ICC award in India. On March 10, 2017, the Supreme Court of India dismissed E-City’s petition. On March 29, 2017, the Company filed an Execution Application in the Bombay High Court seeking to enforce the ICC award against E-City and several related parties. In an order dated November 14, 2024, the Bombay High Court dismissed the Company’s application. On December 13, 2024, the Company filed an appeal of this order, on April 23, 2025, the Bombay High Court ruled that the Company’s appeal was maintainable, and on September 16, 2025, the Supreme Court of India dismissed E-City’s petition challenging that ruling. The Company fully intends to continue pursuing its rights and seeking to enforce the arbitration award. No amounts have been recognized in connection with this matter.

Financial Guarantees

Certain subsidiaries of the Company have provided significant financial guarantees to third parties under the Credit Agreement.

Product Warranties

The Company’s accrual for product warranties, which is recorded within Accrued and Other Liabilities on the Condensed Consolidated Balance Sheets, was $nil as of September 30, 2025 and $0.1 million as of December 31, 2024.

Director and Officer Indemnifications

The Company’s by-laws contain an indemnification of its directors/officers, former directors/officers, and persons who have acted at its request to be a director/officer of an entity in which the Company is a shareholder or creditor, to indemnify them, to the extent permitted by the Canada Business Corporations Act, against expenses (including legal fees), judgments, fines and any amounts actually and reasonably incurred by them in connection with any action, suit or proceeding in which the directors and/or officers are sued as a result of their service, if they acted honestly and in good faith with a view to the best interests of the Company. In addition, the Company has entered into indemnification agreements with each of its directors in order to effectuate the foregoing. The nature of the indemnification prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to counterparties. The Company has purchased directors’ and officers’ liability insurance. No amount has been accrued on the Company’s Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024, with respect to this indemnity.

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

8. Condensed Consolidated Statements of Operations – Supplemental Information

Selling Expenses

The following table summarizes the Company’s selling expenses, including sales commissions and marketing and other, which are recognized within Costs and Expenses Applicable to Revenues in the Condensed Consolidated Statements of Operations, for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025		2024
(In thousands of U.S. Dollars)	Sales Commissions	Marketing and Other	Sales Commissions	Marketing and Other
Technology sales(1)	$364	$234	$258	$139
Image enhancement and maintenance services(2)	—	4,218	—	5,172
Technology rentals(3)	233	276	128	811
Total	$597	$4,728	$386	$6,122
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

	Nine Months Ended September 30,
	2025		2024
(In thousands of U.S. Dollars)	Sales Commissions	Marketing and Other	Sales Commissions	Marketing and Other
Technology sales(1)	$762	$361	$684	$485
Image enhancement and maintenance services(2)	—	10,068	—	11,848
Technology rentals(3)	490	1,276	378	1,811
Total	$1,252	$11,705	$1,062	$14,144
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

Foreign Exchange

Included in Selling, General and Administrative Expenses for the three and nine months ended September 30, 2025 is a foreign currency net loss of $0.2 million and loss of $0.4 million, respectively (2024 — net losses of $0.3 million and $0.8 million, respectively) resulting from changes in exchange rates related to foreign currency denominated monetary assets and liabilities. See Note 15 for additional information.

Government Assistance

For the three and nine months ended September 30, 2025, the Company recognized $0.1 million and $4.0 million in benefits received from the Internal Revenue Service under the Employee Retention Credit (“ERC”) program which provides for a refundable tax credit for eligible businesses that had employees and were affected during the COVID-19 pandemic. During the nine months ended September 30, 2025, the ERC was recognized as a reduction to Selling, General and Administrative Expenses ($2.7 million) and Costs and Expenses Applicable to Revenues ($1.3 million).

Collaborative Arrangements

Joint Revenue Sharing Arrangements

The accounting policy for the Company’s JRSAs is disclosed in Note 2 of the Company’s audited Consolidated Financial Statements in its 2024 Form 10-K.

Revenue attributable to transactions arising between the Company and its customers under JRSAs is recorded within Revenues — Technology Sales (for hybrid JRSAs) and Revenues — Technology Rentals (for traditional JRSAs). For the three and nine months ended September 30, 2025, such revenues totaled $23.0 million and $60.9 million, respectively (2024 — $15.9 million and $48.4 million, respectively).

IMAX Film Remastering and Distribution

The Company earns revenue through the digital remastering of films and other content into IMAX formats for distribution to the IMAX network (“IMAX Film Remastering”). The accounting policy for IMAX Film Remastering and distribution arrangements is disclosed in Note 2 of the Company’s audited Consolidated Financial Statements in its 2024 Form 10-K.

Revenue attributable to transactions arising between the Company and its customers under IMAX Film Remastering and distribution arrangements is included in Revenues – Image Enhancement and Maintenance Services. For the three and nine months ended September 30, 2025, such revenues totaled $41.9 million and $105.7 million, respectively (2024 — $26.7 million and $77.7 million, respectively). See Note 12 for a disaggregated presentation of the Company’s revenues.

Co-Produced Film Arrangements

The accounting policies relating to co-produced film arrangements are disclosed in Notes 2 and 3 of the Company’s audited Consolidated Financial Statements in its 2024 Form 10-K.

As of September 30, 2025, the Company is party to one co-produced film arrangement, which represented the VIE total assets balance of $1.8 million and liabilities balance of $0.4 million, and four other co-produced film arrangements, the terms of which are similar.

For the three and nine months ended September 30, 2025, expenses of $0.2 million and $0.3 million, respectively (2024 — $0.2 million and $3.2 million, respectively) attributable to transactions between the Company and other parties involved in the production of the films have been included in Costs and Expenses Applicable to Revenues ― Image Enhancement and Maintenance Services.

9. Condensed Consolidated Statements of Cash Flows – Supplemental Information

Changes in other operating assets and liabilities

	Nine Months Ended
	September 30,
(In thousands of U.S. Dollars)	2025	2024
Decrease (increase) in:
Financing receivables	$1,441	$4,197
Prepaid expenses	(1,932)	(2,185)
Variable consideration receivables	(1,233)	(10,308)
Other assets	(2,843)	(2,026)
Increase (decrease) in:
Accounts payable	2,585	(318)
Accrued and other liabilities	2,092	(3,131)
Total	$110	$(13,771)

Depreciation and amortization

	Nine Months Ended
	September 30,
(In thousands of U.S. Dollars)	2025	2024
Film assets	$14,100	$18,659
Property, plant and equipment:
Equipment supporting JRSAs	17,219	17,011
Other property, plant and equipment	6,768	6,440
Other intangible assets	6,394	5,164
Other assets	1,934	1,628
Total	$46,415	$48,902

Write-downs

	Nine Months Ended
	September 30,
(In thousands of U.S. Dollars)	2025	2024
Other assets	$381	$—
Inventories	201	266
Property, plant and equipment:
Equipment supporting JRSAs	566	2,660
Other property, plant and equipment	5	55
Other intangible assets	47	44
Film assets	103	9
Total	$1,303	$3,034

Significant non-cash investing activities

	Nine Months Ended
	September 30,
(In thousands of U.S. Dollars)	2025	2024
Net (decrease) increase in accruals related to:
Investment in equipment supporting JRSAs	$(121)	$560
Acquisition of other intangible assets	(120)	5
Purchases of property, plant and equipment	67	(28)
Net amount	$(174)	$537

10. Income Taxes

Income Tax Expense

For the three months ended September 30, 2025, the Company recorded an income tax expense of $5.2 million (2024 — $2.4 million). The Company’s effective tax rate of 18.7% for the three months ended September 30, 2025 reflects the geographic allocation of income earned in taxing jurisdictions and reflects a decrease in the valuation allowance.

For the nine months ended September 30, 2025, the Company recorded an income tax expense of $13.7 million (2024 — tax expense of $3.5 million). The Company’s effective tax rate of 24.1% for the nine months ended September 30, 2025, reflects the geographic allocation of income earned in taxing jurisdictions and also reflects a decrease in the valuation allowance, withholding taxes and a tax benefit related to share-based compensation.

On July 4, 2025, the One Big Beautiful Bill Act (the “Act”) was enacted, introducing substantial changes to U.S. tax law that will take effect for the Company beginning in fiscal year 2026. Key provisions of the Act include revisions to Interest Deductibility (IRC §163(j)), Bonus Depreciation, and Section §179. The Company is currently evaluating the Act’s potential impact on its Consolidated Financial Statements and will update its assessment as further guidance becomes available.

As of September 30, 2025, the Company’s Condensed Consolidated Balance Sheets included net deferred income tax assets of $12.7 million (December 31, 2024 — $14.5 million). Realization of net deferred tax assets is dependent upon generation of sufficient taxable income in future years to obtain benefit from the reversal of temporary differences, net operating loss carryforwards and tax credit carryforwards. The amount of net deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

As of September 30, 2025, the Company’s Condensed Consolidated Balance Sheets also included deferred tax liabilities of $12.5 million (December 31, 2024 — $12.5 million) primarily related to foreign withholding taxes associated with the remaining balance of non-repatriated historical earnings that will not be indefinitely reinvested outside of Canada.

11. Capital Stock and Reserves

Share-Based Compensation

For the three and nine months ended September 30, 2025, share-based compensation expense totaled $6.3 million and $18.9 million, respectively (2024 — $5.4 million and $16.9 million, respectively) and is reflected in the following accounts in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands of U.S. Dollars)	2025	2024	2025	2024
Costs and expenses applicable to revenues	$348	$251	$944	$726
Selling, general and administrative expenses	5,763	5,036	17,345	15,879
Research and development	190	112	574	333
Total	$6,301	$5,399	$18,863	$16,938

The following table summarizes the Company’s share-based compensation expense by each award type:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands of U.S. Dollars)	2025	2024	2025	2024
Restricted Share Units	$3,812	$3,111	$11,198	$9,986
Performance Stock Units	2,057	2,048	5,958	5,866
IMAX China Long Term Incentive Plan Restricted Share Units	299	297	1,346	1,019
IMAX China Long Term Incentive Plan Performance Stock Units	133	(57)	361	67
	$6,301	$5,399	$18,863	$16,938

For the three and nine months ended September 30, 2025, the Company’s share-based compensation expense included restricted share units to non-employees of less than $0.1 million and $1.7 million respectively, of which $1.7 million granted during the nine month period vested immediately (2024 — $0.1 million and $1.8 million respectively).

Stock Option Summary

The following table summarizes the activity under the Company’s Stock Option Plan (“SOP”) for the nine months ended September 30, 2025 and 2024:

	Number of Shares		Weighted Average Exercise Price Per Share
	2025	2024	2025	2024
Stock options outstanding, beginning of period	2,469,238	3,329,422	$26.27	$26.23
Exercised	(63,863)	(4,687)	21.83	20.85
Expired	(470,582)	(607,114)	29.53	28.15
Cancelled	—	(1,768)	—	24.38
Stock options outstanding, end of period	1,934,793	2,715,853	25.62	25.81
Stock options exercisable, end of period	1,934,793	2,715,853	25.62	25.81

Stock options are no longer granted under the SOP.

IMAX LTIP Restricted Share Units (“RSU”) Summary

The following table summarizes the activity in respect of RSUs issued under the IMAX Corporation Second Amended and Restated Long-Term Incentive Plan (as may be amended, “IMAX LTIP”) for the nine months ended September 30, 2025 and 2024:

	Number of Shares		Weighted Average Grant Date Fair Value Per Share
	2025	2024	2025	2024
RSUs outstanding, beginning of period	1,465,977	1,286,830	$17.16	$18.53
Granted	555,819	948,261	25.22	16.44
Vested and settled	(713,130)	(698,187)	18.18	18.67
Forfeited	(40,513)	(47,474)	20.27	18.08
RSUs outstanding, end of period	1,268,153	1,489,430	20.02	17.15

IMAX LTIP Performance Stock Units (“PSU”) Summary

The Company grants two types of PSU award, one which vests based on a combination of employee service and the achievement of certain Adjusted EBITDA targets and one which vests based on a combination of employee service and the achievement of total shareholder return (“TSR”) targets. The achievement of these targets is assessed over a three-year performance period, with vesting ranging from 0% to 175% of the initial Adjusted EBITDA PSU award or 150% of the initial TSR PSU award, depending upon actual performance.

The grant date fair value for Adjusted EBITDA PSUs is equal to the closing price of the Company’s common shares on the date of grant or the average closing price of the Company’s common shares for five days prior to the date of grant. The grant date fair value for TSR PSUs is determined using a Monte Carlo Model, influenced by share price and various assumptions, such as market conditions and expected share price volatility over the term of the awards.

The compensation expense attributable for each type of PSU is recognized on a straight-line basis over the requisite service period. If, as a result of management’s assessment, it is projected that a greater or lesser number of PSUs will vest than previously anticipated, a life-to-date adjustment to increase or decrease compensation expense is recorded in the period that such determination is made. The expense recognized in the nine months ended September 30, 2025 and 2024 includes adjustments reflecting management’s estimate of the number of Adjusted EBITDA PSUs expected to vest.

The following table summarizes the activity in respect of PSUs issued under the IMAX LTIP for the nine months ended September 30, 2025 and 2024:

	Number of Awards		Weighted Average Grant Date Fair Value Per Share
	2025	2024	2025	2024
PSUs outstanding, beginning of period	1,097,634	922,621	$17.99	$19.16
Granted(1)	555,247	580,336	24.19	17.97
Vested and settled(1)	(463,212)	(316,226)	19.88	19.71
Forfeited	(34,301)	(85,764)	20.77	21.00
PSUs outstanding, end of period	1,155,368	1,100,967	20.13	18.32

(1) For the nine months ended September 30, 2025, the balance of shares granted includes 176,751 additional shares, at a weighted average grant date fair value per share of $19.53, as PSUs granted in 2022 with Adjusted EBITDA targets vested at 175% on account of full achievement of the targets and TSR targets vested at 123.5%, which reflects actual performance.

As of September 30, 2025, the maximum number of common shares that may be issued with respect to PSUs outstanding was 1,940,472, assuming full achievement of the Adjusted EBITDA and TSR targets.

Issuer Purchases of Equity Securities

On June 12, 2017, the Company announced that its Board of Directors approved a $200.0 million share repurchase program for its common shares that would have expired on June 30, 2020, which was subsequently extended through June 30, 2026 and increased to a total share repurchase authority of $400.0 million. In June 2025, the Company’s Board of Directors approved a 12-month extension to its share repurchase program through June 30, 2027 and an increase of $100.0 million in the Company’s share repurchase program authorization. With the increase of $100 million, the Company’s total share repurchase authority is $500.0 million under the current share repurchase program. As of September 30, 2025, the Company had $250.7 million available under the program. The repurchases may be made either in the open market or through private transactions, including repurchases made pursuant to a plan intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, subject to market conditions, applicable legal requirements, and other relevant factors. The Company has no obligation to repurchase shares and the share repurchase program may be suspended or discontinued by the Company at any time.

During the three and nine months ended September 30, 2025, the Company did not have any repurchases of common shares. During the three months ended September 30, 2024, the Company did not have any repurchases of common shares. During the nine months ended September 30, 2024, the Company repurchased 1,166,370 common shares, at an average price of $13.99 per share, for a total of $16.3 million, excluding commissions. During the nine months ended September 30, 2025 and 2024, there were no shares purchased in the administration of employee share-based plans.

As of September 30, 2025 and December 31, 2024, the IMAX LTIP trustee did not hold any shares. Any shares held with the trustee are recorded at cost and are reported as a reduction against Capital Stock on the Company’s Condensed Consolidated Balance Sheets.

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

During the three months ended September 30, 2025, IMAX China did not repurchase any common shares. During the nine months ended September 30, 2025, IMAX China repurchased 1,495,900 common shares, at an average price of HKD 7.56 per share ($0.96 per share) for a total of HKD $11.3 million ($1.4 million), excluding commissions. During the three months ended September 30, 2024, IMAX China did not have any repurchases of common shares. During the nine months ended September 30, 2024, IMAX China repurchased 119,900 common shares, at an average price of HKD 7.43 per share ($0.95 per share) for a total of HKD 0.9 million ($0.1 million). The change in the non-controlling interest attributable to IMAX China as a result of common shares repurchased is recorded as a reduction to Non-Controlling Interests in the Condensed Consolidated Balance Sheets and the Condensed Consolidated Statements of Shareholders’ Equity. The difference between the consideration paid and the ownership interest obtained as a result of IMAX China share repurchases is recorded within Other Equity in the Condensed Consolidated Balance Sheets and the Condensed Consolidated Statements of Shareholders’ Equity.

Basic and Diluted Weighted Average Shares Outstanding

The following table reconciles the denominator of the basic and diluted weighted average share computations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2025	2024	2025	2024
Issued and outstanding, beginning of period	53,783	52,677	52,946	53,260
Weighted average number of shares issued (repurchased), net	5	5	615	(655)
Weighted average number of shares outstanding - basic	53,788	52,682	53,561	52,605

Weighted average effect of potential common shares, if dilutive	1,777	1,407	1,681	1,023
Weighted average number of shares outstanding - diluted	55,565	54,089	55,242	53,628

For the three and nine months ended September 30, 2025, the calculation of diluted weighted average shares outstanding excludes 844,551 and 928,945 shares, respectively (2024 — 2,192,874 and 2,769,499 shares, respectively) that are issuable upon the vesting or exercise of share-based compensation including: (i) nil RSUs, respectively, (2024 — nil and 10,798 RSUs, respectively), (ii) 1,510 and 85,904 PSUs, respectively (2024 — nil and 42,848 PSUs, respectively) and (iii) 843,041 stock options, respectively (2024 — 2,192,874 and 2,715,853 stock options, respectively), as the effect would be anti-dilutive.

The calculation of diluted weighted average shares outstanding for the three and nine months ended September 30, 2025 and 2024 also excludes any shares potentially issuable upon the conversion of the Convertible Notes as the average market price of the Company’s common shares during the period of time they were outstanding was less than the conversion price of the Convertible Notes.

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

The statutory surplus reserve of RMB 37.7 million ($4.2 million) has reached 50% of the Company’s PRC subsidiaries’ registered capital, and as such, no further contributions to the reserve are required.

12. Revenue from Contracts with Customers

Disaggregated Information About Revenue

The following tables summarize the Company’s Revenues by reportable segment and revenue stream type for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30, 2025
(In thousands of U.S. Dollars)	Technology Sales	Image Enhancement and Maintenance Services	Technology Rentals	Finance Income	Total
Content Solutions Segment:
Film Remastering and Distribution	$—	$41,913	$—	$—	$41,913
Other Content Solutions	—	2,630	289	—	2,919
	—	44,543	289	—	44,832
Technology Products and Services Segment:
System Sales	18,660	—	—	—	18,660
System Rentals	—	—	23,047	—	23,047
Maintenance	—	15,784	—	—	15,784
Finance Income	—	—	—	2,929	2,929
	18,660	15,784	23,047	2,929	60,420
Sub-total for reportable segments	18,660	60,327	23,336	2,929	105,252
All Other	700	702	—	—	1,402
Total	$19,360	$61,029	$23,336	$2,929	$106,654

	Nine Months Ended September 30, 2025
(In thousands of U.S. Dollars)	Technology Sales	Image Enhancement and Maintenance Services	Technology Rentals	Finance Income	Total
Content Solutions Segment
Film Remastering and Distribution	$—	$105,720	$—	$—	$105,720
Other Content Solutions	—	6,454	872	—	7,326
	—	112,174	872	—	113,046
Technology Products and Services Segment
System Sales	49,380	—	—	—	49,380
System Rentals	—	—	60,891	—	60,891
Maintenance	—	47,501	—	—	47,501
Finance Income	—	—	—	8,880	8,880
	49,380	47,501	60,891	8,880	166,652
Sub-total for reportable segments	49,380	159,675	61,763	8,880	279,698
All Other	2,346	2,961	—	—	5,307
Total	$51,726	$162,636	$61,763	$8,880	$285,005

	Three Months Ended September 30, 2024
(In thousands of U.S. Dollars)	Technology Sales	Image Enhancement and Maintenance Services	Technology Rentals	Finance Income	Total
Content Solutions Segment
Film Remastering and Distribution	$—	$26,687	$—	$—	$26,687
Other Content Solutions	—	3,356	86	—	3,442
	—	30,043	86	—	30,129
Technology Products and Services Segment
System Sales	24,365	—	—	—	24,365
System Rentals	—	—	16,029	—	16,029
Maintenance	—	15,443	—	—	15,443
Finance Income	—	—	—	2,134	2,134
	24,365	15,443	16,029	2,134	57,971
Sub-total for reportable segments	24,365	45,486	16,115	2,134	88,100
All Other	1,940	1,405	7	—	3,352
Total	$26,305	$46,891	$16,122	$2,134	$91,452

	Nine Months Ended September 30, 2024
(In thousands of U.S. Dollars)	Technology Sales	Image Enhancement and Maintenance Services	Technology Rentals	Finance Income	Total
Content Solutions Segment
Film Remastering and Distribution	$—	$77,712	$—	$—	$77,712
Other Content Solutions	—	21,292	214	—	21,506
	—	99,004	214	—	99,218
Technology Products and Services Segment
System Sales	50,926	—	—	—	50,926
System Rentals	—	—	48,545	—	48,545
Maintenance	—	45,835	—	—	45,835
Finance Income	—	—	—	6,713	6,713
	50,926	45,835	48,545	6,713	152,019
Sub-total for reportable segments	50,926	144,839	48,759	6,713	251,237
All Other	3,703	4,589	7	—	8,299
Total	$54,629	$149,428	$48,766	$6,713	$259,536

For the three and nine months ended September 30, 2025, revenues earned from Technology Sales include variable consideration of $5.1 million and $11.4 million, respectively (2024 — $8.2 million and $17.6 million, respectively).

For the three and nine months ended September 30, 2025, revenues earned from leasing arrangements total $23.3 million and $61.8 million, respectively (2024 — $15.9 million and $48.4 million, respectively), including $23.3 million and $61.8 million, respectively, in Revenues ― Technology Rentals (2024 — $16.0 million and $48.5 million, respectively), and $nil and $0.1 million in the three and nine months ended September 30, 2025, respectively, in Revenues ― Technology Sales (2024 — a reversal of $0.1 million).

Deferred Revenue

IMAX System sale and lease arrangements include a requirement for the Company to provide maintenance services over the life of the arrangement, some of which maintenance services are subject to a consumer price index adjustment each year. In circumstances where customers prepay the entire term’s maintenance fee based on the original arrangement, additional payments are due to the Company for the years after its extended warranty and maintenance obligations expire. Payments, upon renewal each year, are either prepaid or made in arrears and can vary in frequency from monthly to annually. As of September 30, 2025, $21.3 million of consideration has been deferred in relation to outstanding maintenance services to be provided on existing maintenance contracts (December 31, 2024 — $26.5 million).

During the three and nine months ended September 30, 2025, $9.6 million and $29.4 million of revenue, respectively, was recognized from the $52.7 million balance of deferred revenue as of December 31, 2024. During the three and nine months ended September 30, 2024, $11.5 million and $35.7 million of revenue, respectively, was recognized from the $67.1 million balance of deferred revenue as of December 31, 2023.

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

Segment Financial Information

The following table presents the Company’s revenue and gross margin by reportable segment for the three months ended September 30, 2025 and 2024:

	Revenue(1)		Gross Margin
(In thousands of U.S. Dollars)	2025	2024	2025	2024
Content Solutions	$44,832	$30,129	$31,923	$16,449
Technology Products and Services	60,420	57,971	34,820	31,964
Sub-total for reportable segments	105,252	88,100	66,743	48,413
All Other	1,402	3,352	528	2,606
Total	$106,654	$91,452	$67,271	$51,019
(1)The Company’s largest customer represents 10% of total Revenues for the three months ended September 30, 2025 (2024 — 13%). No single customer comprised more than 10% of the Company’s total Accounts Receivable balance as of September 30, 2025. No single customer accounted for more than 10% of the Company’s total Accounts Receivable balance as of December 31, 2024.

The following table presents the Company’s revenue and gross margin by reportable segment for the nine months ended September 30, 2025 and 2024:

	Revenue(1)		Gross Margin
(In thousands of U.S. Dollars)	2025	2024	2025	2024
Content Solutions	$113,046	$99,218	$77,908	$54,686
Technology Products and Services	166,652	152,019	94,084	81,331
Sub-total for reportable segments	279,698	251,237	171,992	136,017
All Other	5,307	8,299	2,057	5,818
Total	$285,005	$259,536	$174,049	$141,835
(1)The Company’s largest customer represented 9% of total Revenues for the nine months ended September 30, 2025 (2024 — 11%). No single customer comprised more than 10% of the Company’s total Accounts Receivable as of September 30, 2025. No single customer comprised more than 10% of the Company’s total Accounts Receivable as of December 31, 2024.

The following table presents the Costs and Expenses Applicable to Revenues for the Content Solutions segment that is made available to the CODM as part of the Company’s annual and quarterly financial reporting requirements in accordance with U.S. GAAP:

Content Solutions Segment:	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands of U.S. Dollars)	2025	2024	2025	2024
Revenue	$44,832	$30,129	$113,046	$99,218
Film asset amortization	4,571	4,792	14,100	18,659
Marketing and other selling expenses	4,218	5,172	10,068	11,848
Co-produced film participation expenses	164	166	343	3,151
Other segment expenses(1)	3,956	3,550	10,627	10,874
Total Costs and Expenses Applicable to Revenues	12,909	13,680	35,138	44,532
Gross Margin	$31,923	$16,449	$77,908	$54,686
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

The following table presents the Costs and Expenses Applicable to Revenues for the Technology Products and Services reportable segment that is made available to the CODM as part of the Company’s annual and quarterly financial reporting requirements in accordance with U.S. GAAP:

Technology Products and Services Segment:	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands of U.S. Dollars)	2025	2024	2025	2024
Revenue	$60,420	$57,971	$166,652	$152,019
Depreciation of equipment supporting JRSAs	5,841	5,516	17,219	17,011
Marketing and other selling expenses	597	386	1,252	1,062
Write-down of equipment supporting JRSAs	478	523	566	2,660
Write-down of inventory	98	150	201	266
Other segment expenses(1)	18,586	19,432	53,330	49,689
Total Costs and Expenses Applicable to Revenues	25,600	26,007	72,568	70,688
Gross Margin	$34,820	$31,964	$94,084	$81,331
(1)Included within the Other segment expenses are costs related to the manufacturing and build of IMAX Systems recognized in the period, maintenance and warranty costs, and other product related costs. Also included is a recovery of $0.5 million for insurance proceeds received during the nine months ended September 30, 2025, associated with inventory costs that were previously written off. The total proceeds received were $0.7 million, and the incremental gain of $0.2 million was recognized in selling, general and administrative expenses.

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

The following table summarizes the Company’s revenues by geographic area for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands of U.S. Dollars)	2025	2024	2025	2024
United States	$39,507	$38,363	$104,469	$103,263
Greater China	20,270	21,324	78,072	65,527
Asia (excluding Greater China)	23,235	16,930	41,838	35,643
Western Europe	14,050	3,741	35,715	28,440
Latin America	3,034	2,954	7,141	6,672
Canada	3,041	1,687	6,937	7,254
Rest of the World	3,517	6,453	10,833	12,737
Total	$106,654	$91,452	$285,005	$259,536

The United States, Greater China (which includes the mainland of the People’s Republic of China, Hong Kong, Macau, and Taiwan), Western Europe, and Asia (excluding Greater China) each comprise greater than 10% of the Company’s total revenues for the three and nine months ended September 30, 2025 and 2024.

14. Employee’s Pension and Postretirement Benefits

Defined Benefit Plan

The Company has an unfunded defined benefit pension plan, the Supplemental Executive Retirement Plan (the “SERP”), covering its CEO, Richard L. Gelfond. Under the terms of his employment agreement, as amended, the total benefit payable to Mr. Gelfond under the SERP is fixed at $20.3 million.

As of September 30, 2025, the Company’s projected benefit obligation under the SERP was $17.4 million (December 31, 2024 — $19.0 million). For the three and nine months ended September 30, 2025, the Company recorded interest costs of $0.1 million and $0.5 million, respectively, (2024 — $0.2 million and $0.6 million, respectively) related to the SERP. Pursuant to an amendment to his employment agreement dated July 17, 2025, the term of Mr. Gelfond’s employment was extended through December 31, 2028. As a result, during the three months ended September 30, 2025, the Company recorded an actuarial gain of $2.3 million as a component of Other Comprehensive (Loss) Income. The Company expects to recognize additional interest costs of $0.2 million related to the SERP during the remainder of 2025. No contributions are expected to be made to the SERP in 2025.

Postretirement Benefits – Executives

The Company has an unfunded postretirement plan for Mr. Gelfond and Bradley J. Wechsler, former Chairman of the Company’s Board of Directors (the “Executive Postretirement Benefit Plan”).

As of September 30, 2025, the Company’s postretirement benefits obligation under this plan was $0.5 million (December 31, 2024 — $0.5 million). For the three and nine months ended September 30, 2025, the Company has recorded an expense of less than $0.1 million, respectively (2024 — less than $0.1 million, respectively) related to this plan.

Postretirement Benefits – Canadian Employees

The Company has an unfunded postretirement plan for its Canadian employees meeting specific eligibility requirements. The Company will provide eligible participants, upon retirement, with health and welfare benefits. As of September 30, 2025, the Company’s postretirement benefits obligation under this plan was $0.8 million (December 31, 2024 — $0.8 million). For the three and nine months ended September 30, 2025, the Company has recorded expense of less than $0.1 million, respectively, (2024 — less than $0.1 million, respectively) related to this plan.

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

As of September 30, 2025, the benefit obligation related to the Retirement Plan was $4.4 million (December 31, 2024 — $4.2 million) and is recorded on the Company’s Condensed Consolidated Balance Sheets within Accrued and Other Liabilities. As the Retirement Plan is fully vested, the benefit obligation is measured at the present value of the benefits expected to be paid in the future with the accretion of interest recognized in the Condensed Consolidated Statements of Operations within Retirement Benefits Non-Service Expense.

The Retirement Plan is funded by an investment in company-owned life insurance (“COLI”), which is recorded at its fair value on the Company’s Condensed Consolidated Balance Sheets within Prepaid Expenses. As of September 30, 2025, fair value of the COLI asset was $3.7 million (December 31, 2024 — $3.6 million). Gains and losses resulting from changes in the cash surrender value of the COLI asset are recognized in the Condensed Consolidated Statements of Operations within Realized and Unrealized Investment Gains.

15. Financial Instruments

Financial Instruments

The Company’s cash is invested with various major financial institutions. The Company’s $143.1 million balance of cash and cash equivalents as of September 30, 2025 (December 31, 2024 — $100.6 million) included $129.8 million in cash held outside of Canada (December 31, 2024 — $85.4 million), of which $85.8 million was held in the PRC (December 31, 2024 — $47.5 million).

Fair Value Measurements

The carrying values of the Company’s Cash and Cash Equivalents, Accounts Receivable, Variable Consideration, Accounts Payable and Accrued Liabilities due within one year approximate their fair values due to the short-term maturity of these instruments. Including these instruments, the Company’s financial instruments consisted of the following:

	As of September 30, 2025		As of December 31, 2024
(In thousands of U.S. Dollars)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Level 2
Net financed sales receivables(1)	$89,526	$85,181	$90,546	$81,876
Net investment in sales-type leases(1)	29,418	26,201	29,339	25,322
Convertible Notes(2)	(230,000)	(267,920)	(230,000)	(234,009)
(1)Fair value is determined using quoted prices in active markets.
(2)Fair value is determined using quoted market prices that are observable in the market or that could be derived from observable market data.

Foreign Exchange Risk Management

The Company is exposed to market risk from changes in foreign currency rates.

A majority of the Company’s revenues are denominated in U.S. Dollars while a significant portion of its costs and expenses are denominated in Canadian Dollars. A portion of the Company’s net U.S. Dollar cash is converted to Canadian Dollars to fund Canadian Dollar expenses through the spot market. In China and Japan, the Company has ongoing operating expenses related to its operations in RMB, HKD and Japanese Yen, respectively. Net cash flows are converted to and from U.S. Dollars through the spot market. The Company also has cash receipts under leases denominated in RMB, Japanese Yen, Canadian Dollars and Euros which are converted to U.S. Dollars through the spot market. In addition, because IMAX films generate box office receipts in 89 different countries, unfavorable exchange rates between applicable local currencies and the U.S. Dollar could have an impact on box-office receipts and the Company’s revenues and results of operations. The Company’s policy is to not use any financial instruments for trading or other speculative purposes.

The Company has entered into a series of foreign currency forward contracts to manage the risks associated with the volatility of foreign currencies. Certain of these foreign currency forward contracts met the criteria required for hedge accounting under the Derivatives and Hedging Topic of the FASB ASC at inception, and continued to meet hedge effectiveness tests as of September 30, 2025 (the “Foreign Currency Hedges”), with settlement dates throughout 2025 and 2026. Foreign currency derivatives are recognized and measured on the Condensed Consolidated Balance Sheets at fair value. Changes in the fair value (i.e., gains or losses) are recognized in the Condensed Consolidated Statements of Operations except for derivatives designated and qualifying as foreign currency cash flow hedging instruments. The Company currently has cash flow hedging instruments associated with Selling, General and Administrative Expenses. For foreign currency cash flow hedging instruments related to Selling, General and Administrative Expenses, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in Accumulated Other Comprehensive Loss (“AOCI”) and reclassified to the Condensed Consolidated Statements of Operations when the forecasted transaction occurs. Any ineffective portion is recognized immediately in the Condensed Consolidated Statements of Operations.

The following tabular disclosures reflect the impact that derivative instruments and hedging activities have on the Company’s Condensed Consolidated Financial Statements:

Notional value of derivatives in foreign exchange contracts:

	September 30,	December 31,
(In thousands of U.S. Dollars)	2025	2024
Derivatives designated as hedging instruments:
Foreign exchange contracts — Forwards	$48,713	$48,376

Fair value of derivatives in foreign exchange contracts:

		September 30,	December 31,
(In thousands of U.S. Dollars)	Balance Sheet Location	2025	2024
Derivatives designated as hedging instruments:
Foreign exchange contracts — Forwards	Other assets	$563	$—
	Accrued and other liabilities	(263)	(2,029)
		$300	$(2,029)

Derivatives in foreign currency hedging relationships are as follows:

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
(In thousands of U.S. Dollars)		2025	2024	2025	2024
Foreign exchange contracts — Forwards	Derivative (Loss) Gain Recognized in OCI (Effective Portion)	$(1,223)	$337	$582	$(944)

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
(In thousands of U.S. Dollars)	Location of Derivative Loss Reclassified from AOCI (Effective Portion)	2025	2024	2025	2024
Foreign exchange contracts — Forwards	Selling, general and administrative expenses	$(120)	$(162)	$(1,747)	$(240)

The Company’s estimated net amount of the existing gain as of September 30, 2025 is $0.3 million, which is expected to be reclassified to the Condensed Consolidated Statements of Operations within the next twelve months.

16. Non-Controlling Interests

IMAX China Non-Controlling Interest

As of September 30, 2025, the Company indirectly owned 71.72% of the outstanding equity interest in IMAX China, whose shares trade on the Hong Kong Stock Exchange (December 31, 2024 — 71.40%). IMAX China remains a consolidated subsidiary of the Company. As of September 30, 2025, the balance of the Company’s non-controlling interest in IMAX China was $86.5 million (December 31, 2024 — $78.1 million). For the three and nine months ended September 30, 2025, the net income attributable to the non-controlling interest in IMAX China was $1.9 million and $8.7 million, respectively (2024 — $1.4 million and $5.1 million, respectively).

17. Restructuring and Other Charges

In the three and nine months ended September 30, 2025, the Company incurred $nil and $0.8 million, respectively (2024 — $nil, respectively) in Restructuring and other charges in the Condensed Consolidated Statements of Operations. These charges reflect the Company’s ongoing strategic initiatives to streamline operations, reduce costs, and enhance organizational efficiency. Specifically, in the nine months ended September 30, 2025, the Company incurred $0.5 million in connection with the implementation of its plan to optimize its organizational structure, including the elimination of redundant roles, addressing spans and layers to capture efficiencies and centralize certain operational roles and $0.3 million of non-recurring fees relating to the 2024 internal asset sale as described in the 2024 Form 10-K.

As of September 30, 2025, the Company’s liability was $0.8 million (December 31, 2024 — $1.4 million) on the Consolidated Balance Sheets within Accrued and other liabilities related to Restructuring and other charges.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Presented below is Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) for IMAX Corporation (together with its consolidated subsidiaries, unless the context requires otherwise, “IMAX” or the “Company”) for the three and nine months ended September 30, 2025 and 2024. This MD&A should be read in conjunction with Note 13, “Segment Reporting,” in the accompanying Condensed Consolidated Financial Statements in Item 1 as well as the Company’s audited consolidated financial statements and related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended December 31, 2024 included in the Company’s 2024 Annual Report on Form 10-K (the “2024 Form 10-K”).

As of September 30, 2025, the Company indirectly owned 71.72% of the outstanding equity interest in IMAX China Holding, Inc. (“IMAX China”), whose shares trade on the Hong Kong Stock Exchange. IMAX China is a consolidated subsidiary of the Company. For the nine months ended September 30, 2025, net income attributable to IMAX China was $30.5 million, of which $21.9 million was attributable to the shareholders of the Company (2024 — $17.7 million and $12.7 million, respectively).

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

IMAX®, IMAX® 3D, Experience It In IMAX®, The IMAX Experience®, DMR®, Filmed For IMAX®, IMAX Live®, IMAX Enhanced® and IMAX StreamSmart® are trademarks and trade names of the Company or its subsidiaries that are registered or otherwise protected under laws of various jurisdictions.

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

The Company leverages its proprietary technology and engineering in its business, which principally consists of the digital remastering of films and other content into the IMAX format for distribution across the IMAX network (“IMAX Film Remastering”) and the sale or lease of premium IMAX theater systems (“IMAX System(s)”).

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

IMAX has the largest global premium format network, more than double the size of its nearest competitor. As of September 30, 2025, there were 1,829 IMAX Systems in 89 countries and territories, including 1,759 commercial multiplexes, 10 commercial destinations, and 60 institutional locations in the Company’s global network. This compares to 1,788 IMAX Systems in 89 countries and territories as of September 30, 2024, including 1,714 commercial multiplexes, 12 commercial destinations, and 62 institutional locations in the Company’s global network. Refer to the table under “IMAX Network and Backlog” for additional information on the composition of the IMAX network.

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

•large screens and proprietary auditorium geometry, which result in a substantially larger field of view than conventional theatre systems so that the screen extends to the edge of a viewer’s peripheral vision and creates more realistic images;

•advanced sound system components, which deliver more expansive sound imagery than conventional theatre systems and pinpointed origination of sound to any specific spot in an auditorium equipped with an IMAX System;

•specialized theater acoustics, which result in a four-fold reduction in background noise compared to conventional cinema experiences;

•ongoing maintenance and extended warranty services; and

•a license to the globally recognized IMAX brand, as well as benefits from IMAX marketing of films being shown in its network and IMAX’s growing social media followership.

In addition, select movies shown in the IMAX network are filmed using proprietary IMAX film cameras or IMAX certified digital cameras, which along with IMAX’s customized guidance and a workflow process, provide filmmakers enhanced and differentiated image quality and an IMAX-exclusive film aspect ratio that delivers up to 26% more image onto a standard IMAX movie screen. In select IMAX locations worldwide, movies filmed with IMAX cameras have an IMAX-exclusive 1.43 film aspect ratio, delivering up to 67% more image onto a standard IMAX movie screen.

The Company believes that these benefits enable audiences in IMAX locations to feel as if they are a part of the on-screen action, creating a more intense, immersive, and awe-inspiring experience than a conventional cinematic format.

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

The Company achieved a box office record in the third quarter of 2025 of $367.6 million, a 50% increase over the prior year comparative period, from 37 new films and other content released during the period, highlighted by the performance of F1: The Movie, the Company’s highest grossing Hollywood release year-to-date, achieving 15% of the film’s total worldwide box office. The third quarter of 2025 included local language box office of $121 million (or 33% of total box office), led by Demon Slayer: Infinity Castle with IMAX box office of $72 million. The Company has generated over $343 million in local language box office year to date September 2025, surpassing its previous record of $243 million set in 2023.

The Company now has four releases on the year: Sinners, Mission: Impossible - The Final Reckoning, F1: The Movie, and One Battle After Another, for which IMAX has generated at least 20% of the domestic opening on just over 400 North American screens.

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

The Company utilizes AI for image enhancement, streaming technology, and data analysis with the goal of improving various aspects of its business. Furthermore, the Company is actively exploring other global use cases for AI to save costs and to improve its products, operations, and efficiency.

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

Film Remastering and Distribution

IMAX Film Remastering is a proprietary technology that digitally remasters films and other content into IMAX formats for distribution across the IMAX network. In a typical IMAX Film Remastering and distribution arrangement, the Company receives a percentage of the box office from a movie studio in exchange for converting a commercial film into the IMAX format and distributing it through the IMAX network. The fee earned by the Company in a typical IMAX Film Remastering and distribution arrangement averages approximately 12.5% of box office (i.e., gross box office (“GBO”) less applicable sales taxes), except for within Greater China, where the Company often receives a lower percentage of net box office due to tax. All box office results in this report are inclusive of China booking fees.

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

IMAX films also benefit from enhancements made by individual filmmakers exclusively for the IMAX release of the film. Collectively, the Company refers to these enhancements as “IMAX DNA.” Filmmakers and movie studios increasingly seek to infuse more IMAX DNA in theatrical releases to realize a filmmaker’s creative vision more fully, while generating interest and excitement among moviegoers. Such enhancements include shooting films with IMAX cameras to increase the audience’s immersion in the film and to take advantage of the unique dimensions of the IMAX screen by projecting the film in a larger aspect ratio that delivers up to 26% more image onto a standard IMAX movie screen. In select IMAX locations worldwide, movies filmed with IMAX cameras have an IMAX-exclusive 1.43 film aspect ratio, delivering up to 67% more image. The Company’s Filmed For IMAX® program enables filmmakers to craft films from their inception to optimize The IMAX Experience and provides incremental and bespoke marketing support. The box office metrics have demonstrated audiences respond extremely favorably to Filmed For IMAX® titles, resulting in a higher market share for IMAX. In 2025, Filmed for IMAX titles have indexed almost 20% higher than titles with no IMAX DNA.

Management believes that growth in international box office represents an important growth opportunity for the Company. The Company’s strategy to capitalize on this opportunity includes expanding the IMAX network into underpenetrated international markets and growing the number of local language films released, particularly in China, Japan, India, France, and South Korea. As the popularity of local language films has continued to increase, the Company has extended its content strategy to distribute local language content beyond native markets. For the three and nine months ended September 30, 2025, local language films exhibited across the Company’s global network generated $120 million and $343 million, respectively, in box office, representing 33% and 36%, respectively, of the Company’s global box office, including the Chinese local language film, Ne Zha 2, which became the highest grossing IMAX release of all time in China, and Japanese local language film, Demon Slayer: Infinity Castle, which became the highest grossing IMAX release of all time in Japan.

The following table provides the number of new films and other content that were released to the Company’s global network during the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Hollywood film releases(1)	7	11	22	27
Local language film releases:
China	12	10	22	18
Japan	4	4	8	12
South Korea	2	2	6	5
India	1	3	7	7
Vietnam	1	—	2	—
Thailand	1	1	1	1
Germany	1	—	1	—
France	—	—	2	—
Indonesia	—	—	1	1
Egypt	—	—	1	—
Saudi Arabia	—	—	1	—
Malaysia	—	1	—	1
Total local language film releases	22	21	52	45
Other content experiences	8	5	17	11
	37	37	91	83
(1)For the three and nine months ended September 30, 2025, the films released to the Company’s global network include four and 13 with IMAX DNA (2024 — five).
The films distributed through the Company’s global network during the nine months ended September 30, 2025 that generated the highest IMAX box office totals were Chinese local language film Ne Zha 2, F1 The Movie, Mission: Impossible - The Final Reckoning, and Japanese local language film Demon Slayer: Infinity Castle. In addition, during the nine months ended September 30, 2025, a number of alternative content films and events were distributed, including Becoming Led Zeppelin, Pink Floyd at Pompeii - MCMLXXII and Prince - Sign O’ The Times.

In addition to the 91 IMAX films and alternative content experiences released on the Company’s global network during the nine months ended September 30, 2025, the Company has announced the following additional 22 new films and alternative content experiences to be released throughout the remainder of 2025:

Title	Studio	Scheduled Release Date(1)	IMAX DNA
Tron: Ares	Walt Disney Studios	October 2025	Filmed for IMAX
Chien 51(2)	Pathe	October 2025	—
Thama(2)	Maddock Films	October 2025	—
Springsteen: Deliver Me from Nowhere	Walt Disney Studios	October 2025	—
Depeche Mode: M	Trafalgar	October 2025	—
G-Dragon(2)	CJ ENM	October 2025	—
Back to the Future: 40th Anniversary	Universal Pictures	October 2025	—
Baahubali: The Epic(2)	Arka Media Works	October 2025	—
League of Legends	Riot Games	November 2025	—
J-Hope(2)	Hybe	November 2025	—
Jujutsu Kaisen Execution	Toho Studios	November 2025	—
Predator: Badlands	Walt Disney Studios	November 2025	—
The Running Man	Paramount Pictures	November 2025	—
Scarlet	Toho Studios	November 2025	—
Wicked: For Good	Universal Pictures	November 2025	—
Zootopia 2	Walt Disney Studios	November 2025	—
Mrs. Green Apple	Toho Studios	November 2025	—
Amsterdamned II(2)	Splendid Film	December 2025	—
Stones to the Max	Mercury Studios	December 2025	—
Avatar: Fire and Ash	Walt Disney Studios	December 2025	—
Made in Yiwu(2)	Lian Ray	December 2025	Filmed for IMAX
Escape From the Outland(2)	Super Lion	December 2025	Filmed for IMAX
(1)The scheduled release dates in the table above are subject to change, may vary by territory, and may not reflect the date(s) of limited premiere events. (2)Denotes local language release.

The Company remains in active negotiations with studios for additional films to fill out its short- and long-term film slate for the IMAX network. The Company also expects to announce additional local language films and exclusive IMAX events and experiences to be released to its global network in the last quarter of 2025. The Company has announced that a record number of over 14 Filmed for IMAX titles are scheduled to be released in 2025. The Company’s Hollywood film slate beyond 2025 is building, including major films such as: The Odyssey, Avengers: Doomsday, The Mandalorian and Grogu, Dune 3, Avengers: Secret Wars, Project Hail Mary, Toy Story 5, Supergirl: Woman of Tomorrow, Moana, The Batman 2, Frozen 3, and Dynamic Duo. Additionally, in January 2025, the Company announced an agreement with Netflix, Inc. to debut Academy Award®-nominated director Greta Gerwig’s upcoming film, Narnia: The Magician’s Nephew, exclusively across the IMAX network with a two-week run beginning Thanksgiving 2026. In addition, the Company believes that at least 15 Filmed for IMAX titles will be released to its global network in 2026, which would break the record set in 2025 for such titles.

Other Content Solutions

The Company distributes large-format documentary feature films through its global commercial network and institutional theaters. Traditionally, the Company receives as its distribution fee either a fixed amount or a fixed percentage of the theater box office and, following the recoupment of its costs, is typically entitled to receive an additional percentage of gross revenues as participation revenues. In 2025, the Company released the institutional 3D version of Blue Angels across select IMAX locations in North America, Europe, and Australia. Upcoming documentaries, which are currently in production, include The Lost Wolves of Yellowstone, in collaboration with Grizzly Creek Films LLC, which is expected to be released in 2026. Other feature documentary films expected to be released in 2026 include Stormbound produced by Academy Award-winning producer, Adam McKay; Frontier produced in collaboration with Nocturnal Entertainment Productions, LLC, Atlas Entertainment LL, and Believe Entertainment Group, LLC; and French language Athos produced by Federation Studio France. The Elephant Odyssey, a documentary in collaboration with Beach House Pictures Pte Ltd and China International Communications Group, is expected to be released in 2027.

The Company continues to believe that the IMAX network is a valuable global platform to launch and distribute original content, including documentaries. The ownership rights to such films may be held by the film sponsors, the film investors and/or the Company. As of September 30, 2025, the Company had distribution rights with respect to approximately 65 films, which cover subjects such as space, wildlife, music, sports, history and natural wonders.

In addition, the Company continues to evolve its platform to bring new, innovative IMAX events and experiences to audiences worldwide. As of September 30, 2025, the Company had a footprint of 253 connected locations in the IMAX network across North America, Europe, Africa, Australia, and Asia configured with connectivity to deliver live and interactive events with low latency and superior sight and sound.

In the third quarter, the Company had several releases which included one-night-only concert event Dead & Company Live in IMAX From Golden Gate Park with Los Muertos, The Grateful Dead Movie 2025 Meet-Up and David Gilmour Live at the Circus Maximus, Rome with Trafalgar Releasing, and Girl Climber with Red Bull Studios. In collaboration with Runway AI, Inc, Runway’s 2025 AI Film Festival was released across ten North American IMAX locations. The Company partnered with Mercury Studios for the release of Prince - Sign O’ The Times and Bleecker Street for the release of Spinal Tap II: The End Continues, including a live Q&A event. In the nine months ended September 30, 2025, in addition to the third quarter releases noted, the Company partnered with Sony Pictures for the exclusive release of Becoming Led Zeppelin, Magnolia Pictures for the exclusive release of One to One: John & Yoko and Trafalgar Releasing for the exclusive release of Pink Floyd at Pompeii - MCMLXXII, NBC Universal for the SNL50 The Homecoming Concert in select IMAX North American locations and DAZN for the PSG v Marseille Le Classique Match in select IMAX locations across France. In addition, the Company continued its partnership with A24 for one-night-only IMAX releases of classic A24 titles, including Talk to Me, Moonlight, and Spring Breakers. The Company collaborated with Fandango Media for the Fortnite Championship Series: Pro-Am screening in eight North American IMAX locations and with Wanda Film for the F1 Spanish Grand Prix screening across six IMAX locations in China.

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

The primary drivers of Technology Products and Services segment results are the number of IMAX Systems installed in a period, the costs associated with each installation, and lease payments tied to the box office performance of the films released to the IMAX network, as well as the associated maintenance contracts that accompany each installation. The average revenue and gross margin per IMAX System under sale and sales-type lease arrangements vary depending upon the number of IMAX System commitments with a single respective exhibitor, an exhibitor’s location, the type of IMAX System sold, and various other factors. The installation of IMAX Systems in theaters or multiplexes, which make up a large portion of the Company’s system backlog, depends primarily on the timing of the construction of those projects, which is not under the Company’s control.

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

Joint Revenue Sharing Arrangements

The Company also provides IMAX Systems to exhibitors through joint revenue sharing arrangements (“JRSAs”). Under the traditional form of these arrangements, the Company provides the IMAX System under a long-term lease in which the Company assumes the majority of the equipment and installation costs. In exchange for its upfront investment, the Company, primarily, earns rent based on a percentage of contingent box office receipts rather than requiring the customer to pay a fixed upfront fee or fixed annual minimum payments. Rental payments from the customer are required throughout the term of the arrangement and are typically due either monthly or quarterly. The Company retains title to the IMAX System equipment components throughout the lease term, and the equipment is returned to the Company at the conclusion of the arrangement.

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

JRSAs have been an important factor in the expansion of the Company’s commercial system network. JRSAs allow commercial theater exhibitors to install IMAX Systems without the significant initial capital investment required in a sale or sales-type lease arrangement. JRSAs drive recurring cash flows and earnings for the Company as customers under these arrangements pay the Company a portion of their ongoing box office receipts. The Company funds its investment in equipment for JRSAs through cash flows from operations. As of September 30, 2025, the Company had 905 locations under JRSAs in its global commercial multiplex network. The Company also had contracts in backlog for 321 systems under JRSAs as of September 30, 2025, including 126 upgrades to existing locations and 195 new locations.

IMAX Maintenance

IMAX System arrangements also include a requirement for the Company to provide maintenance services over the life of the arrangement in exchange for an extended warranty and annual maintenance fee paid by the exhibitor. Under these arrangements, the Company provides preventative and emergency maintenance services to ensure that each presentation is up to IMAX quality standards. Annual maintenance fees are paid throughout the duration of the term of the system agreements.

All Other

IMAX Enhanced | Streaming and Consumer Technology

IMAX’s Streaming and Consumer Technology (“SCT”) business offers a single unified program: IMAX Enhanced. This umbrella program builds on IMAX’s brand and proprietary VisionScience™ technology to deliver The IMAX Experience to users across streaming platforms and consumer devices. The new ‘IMAX Enhanced’ program for partners includes three core elements:

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

3.Device Certification & Calibration: Establishes IMAX quality standards for consumer devices to ensure playback meets IMAX benchmarks. It assures that the enhancement and preservation of quality applied upstream for both Live and On-Demand workflows are maintained faithfully and experienced as intended on consumer devices. As of September 30, 2025, over 15 million IMAX Enhanced certified devices are in-market with partners, including Sony Electronics, Hisense, TCL, LG, and Philips.

IMAX’s Streaming and Consumer Technology is part of the Company’s next evolutionary step to extend the IMAX brand and technology into new use cases and programming, including live events, series, and leveraging consumer electronics to deliver premium experiences for users at home.

The products branded as StreamSmart® (encoding optimization) and StreamAware™ (quality assurance and monitoring) have now been streamlined to improve operational efficiency, reduce overhead, and enable partners to deliver differentiated, premium, and monetizable viewing experiences validated through IMAX’s proprietary approach to visual quality.

Other

All Other also includes revenues from sources including one owned and operated IMAX System in Sacramento, California; a commercial arrangement with one theater resulting in the sharing of profits and losses; the provision of management services to three other theaters; and offering production advice and technical assistance to both documentary and Hollywood filmmakers.

IMAX NETWORK AND BACKLOG

IMAX Network

The following table provides detailed information about the IMAX network by type and geographic location as of September 30, 2025 and 2024. For additional information regarding the composition of the IMAX network, see “Marketing and Customers” in Part I, Item 1 of the Company’s 2024 Form 10-K.

	September 30, 2025				September 30, 2024
	Commercial Multiplex	Commercial Destination	Institutional	Total	Commercial Multiplex	Commercial Destination	Institutional	Total
United States	380	4	24	408	368	4	24	396
Canada	44	1	5	50	42	1	6	49
Greater China(1)	787	—	13	800	795	—	13	808
Asia (excluding Greater China)	194	1	2	197	175	2	2	179
Western Europe	147	3	7	157	131	4	8	143
Latin America(2)	63	1	7	71	61	1	7	69
Rest of the World	144	—	2	146	142	—	2	144
Total(3)	1,759	10	60	1,829	1,714	12	62	1,788
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

IMAX currently estimates a worldwide commercial multiplex addressable market of 3,619 locations (last updated in 2023), of which there are 1,759 IMAX Systems operating as of September 30, 2025, representing a market penetration of only 49%. The Company believes that the majority of its future growth will come from international markets. As of September 30, 2025, 76% of IMAX Systems in the global commercial multiplex network were located within international markets (defined as all countries other than the United States and Canada). Revenues and GBO derived from international markets continue to exceed revenues and GBO from the United States and Canada. Risks associated with the Company’s international business are outlined in “Risk Factors – The Company conducts business internationally, which exposes it to uncertainties and risks that could negatively affect its operations, sales and future growth prospects” in Part I, Item 1A of the Company’s 2024 Form 10-K.

The following tables provide detailed information about IMAX Systems operating in multiplex locations by arrangement type and geographic location as of September 30, 2025 and 2024:

	September 30, 2025
	Commercial Multiplex Locations in IMAX Network
	Traditional JRSA	Hybrid JRSA	Sales Arrangements(1)	Total
Domestic Total (United States & Canada)	278	6	140	424
International:
Greater China	387	99	301	787
Asia (excluding Greater China)	56	1	137	194
Western Europe	50	13	84	147
Latin America	4	—	59	63
Rest of the World	11	—	133	144
International Total	508	113	714	1,335
Worldwide Total(2)	786	119	854	1,759
(1)Includes Sales and Sales-Type Lease deal types. (2)Period-to-period changes in the tables above are reported net of permanently closed locations.

	September 30, 2024
	Commercial Multiplex Locations in IMAX Network
	Traditional JRSA	Hybrid JRSA	Sales Arrangements(1)	Total
Domestic Total (United States & Canada)	275	6	129	410
International:
Greater China	381	108	306	795
Asia (excluding Greater China)	51	1	123	175
Western Europe	42	14	75	131
Latin America	3	—	58	61
Rest of the World	13	—	129	142
International Total	490	123	691	1,304
Worldwide Total(2)	765	129	820	1,714
(1)Includes Sales and Sales-Type Lease deal types. (2)Period-to-period changes in the tables above are reported net of permanently closed systems.

Backlog

The following tables provide detailed information about the Company’s backlog by arrangement type and geographic location as of September 30, 2025 and 2024:

	September 30, 2025
	IMAX System Backlog
	Traditional JRSA	Hybrid JRSA	Sales Arrangements(1)	Total
Domestic Total (United States & Canada)	108	2	15	125
International:
Greater China	93	90	44	227
Asia (excluding Greater China)	16	1	36	53
Western Europe	7	—	13	20
Latin America	1	—	6	7
Rest of the World	2	1	43	46
International Total	119	92	142	353
Worldwide Total(2)(3)	227	94	157	478
(1)Includes Sales and Sales-Type Lease deal types.
(2)Worldwide Total of 478 includes 247 new IMAX Laser Systems and 137 upgrades of existing locations to IMAX Laser Systems.
(3)Worldwide Total of 478 includes 341 new system backlog and 137 upgrade system backlog.

	September 30, 2024
	IMAX System Backlog
	Traditional JRSA	Hybrid JRSA	Sales Arrangements(1)	Total
Domestic Total (United States & Canada)	60	2	10	72
International:
Greater China	112	90	52	254
Asia (excluding Greater China)	17	2	43	62
Western Europe	13	1	21	35
Latin America	2	—	3	5
Rest of the World	3	—	41	44
International Total	147	93	160	400
Worldwide Total(2)(3)	207	95	170	472
(1)Includes Sales and Sales-Type Lease deal types.
(2)Worldwide Total of 472 includes 262 new IMAX Laser Systems and 109 upgrades of existing locations to IMAX Laser Systems.
(3)Worldwide Total of 472 includes 363 new system backlog and 109 upgrade system backlog.

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

Approximately 74% of IMAX System arrangements in backlog as of September 30, 2025 were scheduled to be installed in international markets (2024 — 85%).

(See “Risk Factors – The Company may not convert all of its backlog into revenue and cash flows.” in Part I, Item 1A of the Company’s 2024 Form 10-K.)

Signings and Installations

The following tables provide detailed information about IMAX System signings and installations for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
System Signings:
Sales Arrangements(1)	15	10	49	40
Traditional JRSA	4	6	93	71
Total IMAX System signings(2)	19	16	142	111

(1) Includes Sales and Sales-Type Lease deal types.
(2) Includes one and 61 IMAX System upgrades for the three and nine months ended September 30, 2025, respectively (2024 ― one and 69 upgrades, respectively).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
System Installations(1):
Sales Arrangements(2)	17	20	43	35
Hybrid JRSA	1	—	1	1
Traditional JRSA	20	29	51	52
Total IMAX System installations(3)	38	49	95	88
(1)Two and five IMAX Systems were relocated from their original location for the three and nine months ended September 30, 2025, respectively (2024 ― two and four relocations, respectively). When a system is relocated, the amount of revenue earned by the Company may vary from transaction-to-transaction and is usually less than the amount earned for a new sale. In certain situations when a system is relocated, the original location is upgraded to an IMAX Laser System.
(2)Includes Sales and Sales-Type Lease deal types.
(3)Includes 15 and 40 IMAX System upgrades for the three and nine months ended September 30, 2025, respectively (2024 ― 32 and 43 upgrades, respectively).

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended September 30, 2025 and 2024

Net Income and Adjusted Net Income Attributable to Common Shareholders

The following table presents the Company’s net income attributable to common shareholders and the associated per diluted share amounts, as well as adjusted net income attributable to common shareholders and adjusted net income attributable to common shareholders per diluted share for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025		2024
(In thousands of U.S. Dollars, except per diluted share amounts)	Net Income	Per Diluted Share	Net Income	Per Diluted Share
Net income attributable to common shareholders	$20,657	$0.37	$13,896	$0.26
Adjusted net income attributable to common shareholders*	$26,240	$0.47	$18,855	$0.35
*Refer to “Non-GAAP Financial Measures” for a description of this non-GAAP financial measure and a reconciliation to the most comparable GAAP amount.

Revenues and Gross Margin

During the three months ended September 30, 2025, the Company’s revenues and gross margin increased by $15.2 million, or 17%, and $16.3 million, or 32%, respectively, when compared to same period in 2024 principally due to stronger global IMAX box office performance.

The following table presents the Company’s revenue, gross margin, and gross margin percentage by reportable segment for the three months ended September 30, 2025 and 2024:

	Revenue		Gross Margin		Gross Margin %
(In thousands of U.S. Dollars)	2025	2024	2025	2024	2025	2024
Content Solutions	$44,832	$30,129	$31,923	$16,449	71%	55%
Technology Products and Services	60,420	57,971	34,820	31,964	58%	55%
Sub-total for reportable segments	105,252	88,100	66,743	48,413	63%	55%
All Other(1)	1,402	3,352	528	2,606	38%	78%
Total	$106,654	$91,452	$67,271	$51,019	63%	56%
(1)All Other includes the results from Streaming and Consumer Technology and other ancillary activities.

Content Solutions

For the three months ended September 30, 2025, Content Solutions segment revenues and gross margin increased by $14.7 million, or 49%, and increased by $15.5 million, or 94%, respectively, when compared to the same period in 2024. The third quarter results were driven by record third quarter IMAX GBO as well as IMAX’s highest ever Content Solutions gross margin percentage.

In the third quarter of 2025, box office generated by IMAX films totaled $367.6 million, an $122.7 million, or 50% increase versus the prior year comparative period of $245.0 million. The growth was driven by the stronger IMAX box office performance of the diversified global IMAX film slate during the quarter, compared to the third quarter of 2024 box office performance. In the third quarter of 2025, IMAX box office was generated by the exhibition of 39 films (37 new films and other content and 2 films originally released in a prior year), including the following Hollywood titles: F1 The Movie ($65 million), Superman ($57 million), and The Fantastic Four: First Steps ($49 million). In the third quarter of 2025, local language films exhibited across the Company’s global network generated $120.2 million in box office, representing 33% of its GBO. The Japanese local language film, Demon Slayer: Infinity Castle, ($72 million) became the highest grossing IMAX release of all time in Japan and set numerous opening weekend country records as it released across the IMAX global network. In the third quarter of 2024, IMAX box office was generated by the exhibition of 44 films (37 new films and other content, and 7 films originally released in a prior year).

In the third quarter of 2025, the Company released Superman and The Fantastic Four: First Steps which were filmed with IMAX proprietary cameras (Filmed For IMAX). Filmed For IMAX movies traditionally result in a higher IMAX share of GBO and for the two Hollywood Filmed for IMAX films released in the three months ended September 30, 2025, IMAX generated 14.2% of the domestic opening weekend box office, despite accounting for only 1% of available screens.

In addition to the level of revenues, Content Solutions segment gross margin is influenced by the costs associated with films and other content (documentaries, live, alternative and other) exhibited in the period. The costs associated with films and other content can include production, post-production, distribution and marketing, which are expensed as incurred. For the three months ended September 30, 2025, gross margin percent was 71% compared to 55% in the prior year period. The increase in gross margin was due to the higher level of IMAX box office and the profit that incrementally ensues when individual titles generate higher levels of box office.

Technology Products and Services

The following table provides information about IMAX Systems installed and the associated revenue recognized at that time, IMAX System counts exclude traditional JRSAs as revenue is recognized over the lease term, during the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025		2024
(In thousands of U.S. Dollars, except number of systems)	Number of Systems	Revenue	Number of Systems	Revenue
New IMAX Systems	16	$12,318	12	$11,363
Upgraded IMAX Systems	2	1,881	8	9,424
Total IMAX Systems	18	$14,199	20	$20,787

Included in the table above are two IMAX Systems that were relocated from their original locations, one of which was closed in a prior period (2024 ― one IMAX System). When a system under a sale or sales-type lease arrangement is relocated, the amount of revenue earned by the Company may vary from transaction to transaction and is typically lower than a new IMAX system. In certain situations when a system is relocated, the original location is upgraded to an IMAX Laser System.

For the three months ended September 30, 2025, Technology Products and Services segment revenue increased by $2.4 million, or 4%, while gross margin increased by $2.9 million, or 9%, when compared to the same period in 2024. The higher level of revenue is primarily driven by a higher level of rental revenues, which is box office driven. Rental revenues increased by $7.0 million, as IMAX GBO earned from the Company’s JRSAs increased by $37.9 million, or 32%, in the third quarter of 2025 when compared to the prior year comparative period, from $116.7 million to $154.6 million. Also contributing to the increase in revenue was an increase in after-market revenue, primarily from higher sales of 3D glasses, during the quarter.

The increases in revenues described above were partially offset by a $6.6 million decrease in revenue from the installation of IMAX Systems, and lower renewals versus the prior period, under sales and sales-type lease arrangements.

For the three months ended September 30, 2025, Technology Products and Services gross margin percent was 58% compared to 55% in the prior period, which primarily reflects the higher level of revenues generated from stronger IMAX box office performance across the joint revenue sharing network, as described above.

All Other

For the three months ended September 30, 2025, All Other revenue and gross margin decreased by $2.0 million and $2.1 million, respectively, when compared to the same period in 2024. All Other primarily reflects the results of the Company’s SCT business. The decline primarily reflects the Company’s re-positioning and relaunch the SCT business, including the introduction of new branding and product offerings such as IMAX Enhanced: On-Demand.

Selling, General and Administrative Expenses

The following table presents information about the Company’s Selling, General and Administrative Expenses for the three months ended September 30, 2025 and 2024:

	Three Months Ended
	September 30,		Variance
(In thousands of U.S. Dollars)	2025	2024	$	%
Total Selling, general and administrative expenses	$34,219	$31,466	$2,753	9%
Less: Share-based compensation(1)	(5,763)	(5,036)	(727)	(14%)
Total Adjusted Selling, general and administrative expenses	$28,456	$26,430	$2,026	8%
(1)A portion of share-based compensation expense is recognized within Costs and Expenses Applicable to Revenues, and Research and Development. (Refer to “Capital Stock and Reserves — Share-Based Compensation” in Note 11 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1.)

For the third quarter of 2025, the higher level of Selling, General and Administrative Expenses year-over-year reflects higher annual performance driven incentive compensation costs and fringe benefits, partially offset by management’s continued focus on operational efficiencies. In the prior period, the Company recorded an adjustment of $1.6 million resulting from a reduction in the SSIMWAVE acquisition performance payout as a reduction to Selling, General and Administrative expenses. No such adjustment to reduce Selling, General and Administrative expenses was recognized in the current period.

Research and Development

For the three months ended September 30, 2025, Research and Development expenses were $1.5 million, compared to a net cost recovery of $0.3 million during the same period in the prior year. The increase is primarily driven by the capitalization of costs in accordance with the achievement of technological feasibility of the Company’s new film cameras in the third quarter of 2024. The Company continues to expense its investment in other projects, including in the development of new SCT product offerings and improvements to its existing IMAX System product suite.

Credit Loss Expense (Reversal), Net

For the three months ended September 30, 2025, the Company recorded a credit loss expense of $0.6 million, as compared to a credit loss reversal of $1.1 million recognized in the prior year.

The Company estimates credit losses based on both a historical provision rate and customer specific circumstances. Management’s judgments regarding expected credit losses are based on the facts available to management at the time that the Condensed Consolidated Financial Statements are prepared and involve estimates about the future. As a result, the Company’s judgments and associated estimates of credit losses may ultimately prove, with the benefit of hindsight, to be incorrect. (Refer to Note 3 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1.)

Interest Expense and Interest Income

For the three months ended September 30, 2025, interest expense was $1.8 million, representing a decrease of $0.4 million, or 18% when compared to interest expense of $2.2 million during the same period of the prior year primarily due to a lower level of borrowings under the Credit Facility in the current period. For the three months ended September 30, 2025 and 2024, interest income was $0.6 million for each period.

Income Taxes
For the three months ended September 30, 2025, the Company recorded an income tax expense of $5.2 million (2024 — $2.4 million). The Company’s effective tax rate of 18.7% for the three months ended September 30, 2025, reflects the geographic allocation of income earned in taxing jurisdictions and reflects a decrease in the valuation allowance.

Non-Controlling Interests

For the three months ended September 30, 2025, the net income attributable to non-controlling interests of the Company’s subsidiaries was $2.0 million, an increase of $0.5 million, when compared to the same period in 2024, primarily due to higher box office performance in Greater China.

Results of Operations for the Nine Months Ended September 30, 2025 and 2024

Net Income and Adjusted Net Income Attributable to Common Shareholders

The following table presents the Company’s net income attributable to common shareholders and the associated per diluted share amounts, as well as adjusted net income attributable to common shareholders* and adjusted net income attributable to common shareholders per diluted share for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025		2024
(In thousands of U.S. Dollars, except per diluted share amounts)	Net Income	Per Diluted Share	Net Income	Per Diluted Share
Net income attributable to common shareholders	$34,239	$0.62	$20,753	$0.39
Adjusted net income attributable to common shareholders*	$48,025	$0.87	$36,542	$0.68
*Refer to “Non-GAAP Financial Measures” for a description of this non-GAAP financial measure and a reconciliation to the most comparable GAAP amount.

Revenues and Gross Margin

For the nine months ended September 30, 2025, the Company’s revenues and gross margin increased by $25.5 million, or 10%, and $32.2 million, or 23%, respectively, when compared to same period in 2024, principally due to stronger IMAX box office performance driven by a record Chinese New Year, Filmed For IMAX, and local language film slate.

The following table presents the Company’s revenue, gross margin, and gross margin percentage by reportable segment for the nine months ended September 30, 2025 and 2024:

	Revenue		Gross Margin		Gross Margin %
(In thousands of U.S. Dollars)	2025	2024	2025	2024	2025	2024
Content Solutions	$113,046	$99,218	$77,908	$54,686	69%	55%
Technology Products and Services	166,652	152,019	94,084	81,331	56%	54%
Sub-total for reportable segments	279,698	251,237	171,992	136,017	61%	54%
All Other(1)	5,307	8,299	2,057	5,818	39%	70%
Total	$285,005	$259,536	$174,049	$141,835	61%	55%
(1)All Other includes the results from Streaming and Consumer Technology and other ancillary activities.

Content Solutions

For the nine months ended September 30, 2025, Content Solutions segment revenues and gross margin increased by $13.8 million, or 14%, and increased by $23.2 million, or 42%, respectively, when compared to the same period in 2024.

In the nine months ended September 30, 2025, box office generated by IMAX films totaled $946.9 million, a $234.8 million, or 33%, increase versus the prior year comparative period of $712.1 million. This growth was primarily driven by the stronger IMAX box office performance of the IMAX Hollywood and local language film slate in 2025. During the nine months ended September 30, 2025, IMAX box office was generated by the exhibition of 94 films and other content (91 new films and 3 films originally released in a prior year), including the following Hollywood titles: F1 The Movie ($97 million), Mission: Impossible - The Final Reckoning ($76 million), Superman ($57 million), The Fantastic Four: First Steps ($49 million) and Sinners ($39 million). In addition, in the nine months ended September 30, 2025, local language films exhibited across the Company’s global network generated $343 million in box office, representing 36% of its GBO. The Chinese local language film, Ne Zha 2, became the highest grossing IMAX release of all time in China ($167 million) and contributed to the highest grossing Chinese New Year in the Company’s history. The Japanese local language film, Demon Slayer: Infinity Castle ($72 million) became the highest grossing IMAX release of all time in Japan. In the nine months ended September 30, 2024, IMAX box office revenue was generated by the exhibition of 104 films (83 new films and 21 films originally released in a prior year). These increases in revenue due to higher box office were partially offset by the revenue earned from the completion of the sale of the worldwide commercial and streaming rights of the Company’s original documentary, The Blue Angels, to Amazon Content recorded in the comparative 2024 period.

In the nine months ended September 30, 2025, the Company released movies that were filmed with IMAX proprietary cameras (Filmed For IMAX), including Sinners, F1 The Movie, Mission: Impossible - The Final Reckoning, Superman, and The Fantastic Four: First Steps. Filmed For IMAX movies traditionally perform disproportionately well at the box office, and for four of these films, IMAX delivered approximately 20% or more of the opening weekend domestic box office, despite accounting for only 1% of available screens. In the nine months ended September 30, 2025, Filmed For IMAX domestic opening weekend indexing was 15.3% compared to 13.6% in the same period of 2024.

In addition to the level of revenues, Content Solutions segment gross margin is influenced by the costs associated with films and other content exhibited in the period. These costs can include production, post-production, distribution, and marketing, which are expensed as incurred. For the nine months ended September 30, 2025, gross margin percent was 69% compared to 55% in the prior period. This increase was driven by a higher level of IMAX box office and a lower mix of self-produced content expensed compared to the prior period.

Technology Products and Services

The following table provides information about IMAX Systems installed and the associated revenue recognized at that time, except for traditional JRSAs as revenue is recognized over the lease term, during the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025		2024
(In thousands of U.S. Dollars, except number of systems	Number of Systems	Revenue	Number of Systems	Revenue
New IMAX Systems	39	$32,648	25	$22,874
Upgraded IMAX Systems	5	5,219	11	13,727
Total	44	$37,867	36	$36,601

Included in the table above are five IMAX Systems that were relocated from their original locations (2024 ― four IMAX Systems). When a system under a sale or sales-type lease arrangement is relocated, the amount of revenue earned by the Company may vary from transaction to transaction and is usually less than the amount earned for a new sale. In certain situations when a system is relocated, the original location is upgraded to an IMAX Laser System.

For the nine months ended September 30, 2025, Technology Products and Services segment revenue and gross margin increased by $14.6 million, or 10%, and $12.8 million, or 16%, respectively, when compared to the same period in the prior year. The higher level of revenue is primarily driven by a higher level of rental revenues, which is box office dependent. Rental revenues increased by $12.3 million, driven by IMAX GBO from joint revenue sharing arrangements which increased by $95.5 million in the nine months ended September 30, 2025 when compared to the prior year comparative period, from $324.3 million to $419.8 million. Also contributing to the increase in revenue was an increase in after-market revenue, primarily from higher sales of 3D glasses, and the number of systems recognized under sales and sales-type lease arrangements, per the table above.

The increases in revenue were partially offset by a $7.7 million decrease in revenue contribution from the impact of amendments, renewals and other agreements to existing IMAX Systems arrangements.

For the nine months ended September 30, 2025, gross margin percent was 56% compared to 54% in the same period in the prior year, which primarily reflects the higher level of revenues as described above.

All Other

For the nine months ended September 30, 2025, All Other revenue and gross margin decreased by $3.0 million, and $3.8 million, respectively, when compared to the same period in 2024. All Other primarily reflects the results of the Company’s SCT business. The decline primarily reflects the Company’s re-positioning and relaunch of the SCT business, including the introduction of new branding and product offerings such as IMAX Enhanced: On-Demand.

Selling, General and Administrative Expenses

The following table presents information about the Company’s Selling, General and Administrative Expenses for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended
	September 30,		Variance
(In thousands of U.S. Dollars)	2025	2024	$	%
Total Selling, general and administrative expenses	$102,983	$100,287	$2,696	3%
Less: Share-based compensation(1)	(17,345)	(15,879)	(1,466)	(9%)
Total Adjusted Selling, general and administrative expenses(2)	$85,638	$84,408	$1,230	1%
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

For the nine months ended September 30, 2025, the higher level of Selling, General and Administrative Expenses year-over-year reflects higher annual, performance driven incentive compensation costs and fringe benefits, partially offset by management’s continued focus on operational efficiencies, including workforce reductions. Additionally, in the period, the Company recognized $2.6 million in benefits resulting from an Employee Retention Credit as a reduction to Selling, General and Administrative expenses, partially offsetting the higher costs. Also impacting the prior period, the Company recorded adjustments relating to payouts in connection with a prior year acquisition as a reduction to Selling, General and Administrative expenses.

Research and Development

For the nine months ended September 30, 2025, Research and Development expenses were $4.4 million, representing an increase of $0.4 million, or 10%, when compared to Research and Development expenses of $4.0 million during the same period in the prior year. The increase year-over-year was primarily driven by the capitalization of costs in accordance with the achievement of technological feasibility of the Company’s new film cameras in 2024. The Company continues to expense its investment in other projects, including in the development of new Streaming and Technology product offerings and improvements to its existing IMAX System product suite.

Credit Loss Expense (Reversal), Net

For the nine months ended September 30, 2025, the Company recorded a credit loss expense of $0.3 million, as compared to a credit loss reversal of $1.0 million recognized in the prior year.

The Company estimates credit losses based on both a historical provision rate and customer specific circumstances. Management’s judgments regarding expected credit losses are based on the facts available to management at the time that the Condensed Consolidated Financial Statements are prepared and involve estimates about the future. As a result, the Company’s judgments and associated estimates of credit losses may ultimately prove, with the benefit of hindsight, to be incorrect. (Refer to Note 3 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1).

Interest Expense and Interest Income

For the nine months ended September 30, 2025, interest expense was $5.6 million, representing a decrease of $0.9 million, or 14%, as compared to $6.5 million during the same period of the prior year primarily due to a lower level of borrowings under the Credit Facility in the current period. For the nine months ended September 30, 2025 and 2024, interest income was $2.2 million and $1.7 million, respectively.

Income Taxes

For the nine months ended September 30, 2025, the Company recorded an income tax expense of $13.7 million (2024 — tax expense of $3.5 million). The Company’s effective tax rate of 24.1% for the nine months ended September 30, 2025, reflects the geographic allocation of income earned in taxing jurisdictions and also reflects a decrease in the valuation allowance, withholding taxes and a tax benefit related to share-based compensation.

Non-Controlling Interests

For the nine months ended September 30, 2025, the net income attributable to non-controlling interests of the Company’s subsidiaries was $8.8 million, an increase of $3.7 million, when compared to the same period in 2024, which reflects a higher level of IMAX box office earned in Greater China.

Restructuring and Other Charges

For the nine months ended September 30, 2025, the Company recorded $0.8 million (2024 — $nil) of restructuring and other charges. These charges are associated with continued strategic initiatives aimed at enhancing operational efficiency, reducing costs, and optimizing the Company’s organization structure. Specifically, the Company incurred $0.5 million in connection with the implementation of its plan to optimize its organizational structure, including the elimination of redundant roles, addressing spans and layers to capture efficiencies and centralize certain operational roles. Additionally, the Company incurred $0.3 million of non-recurring fees relating to the 2024 internal asset sale described in the 2024 Form 10-K.

CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

The discussion below summarizes our cash flows from operating, investing, and financing activities as reflected in the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024.

	Nine Months Ended
(In thousands of U.S. Dollars)	2025	2024
Net cash provided by (used in)
Operating activities	$97,694	$59,352
Investing activities	(34,779)	(30,346)
Financing activities	(20,381)	(951)
Effect of exchange rate changes on cash	(20)	249
Net change in cash	$42,514	$28,304

Net cash provided by the Company’s operating activities increased $38.3 million in the nine months ended September 30, 2025, when compared to the same period in 2024, primarily due to an increase in the net income earned in the current period and a net increase in working capital (Refer to Note 9 to Condensed Consolidated Financial Statements in Item 1. for more information on the Company’s change in other operating assets and liabilities.)

Net cash used in investing activities increased $4.4 million in the nine months ended September 30, 2025, when compared to the same period in 2024, which reflects an increase in the level of investment in equipment contributed to the Company’s JRSAs with exhibitor customers and general corporate capital expenditures.

Net cash used in financing activities increased $19.4 million in the nine months ended September 30, 2025, when compared to the same period in 2024, mainly driven by a decrease in net borrowings under the revolving credit facilities, an increase in cash paid for taxes withheld on employee stock awards that vested at a higher market price, offset by a decrease in cash outlay for share purchases.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2025, the Company’s principal sources of liquidity included: (i) its balances of cash and cash equivalents of $143.1 million; (ii) the anticipated collection of trade accounts receivable, which includes amounts owed under JRSAs and Film Remastering and distribution agreements with movie studios; (iii) the anticipated collection of financing and variable consideration receivables due in the next 12 months under sale and sales-type lease arrangements for systems currently in operation; and (iv) installment payments expected in the next 12 months under sale and sales-type lease arrangements in backlog. Under the terms of the Company’s typical sale and sales-type lease agreements, the Company receives substantial cash payments before it completes the performance of its contractual obligations.

In addition, as of September 30, 2025, the Company had $346.0 million in available borrowing capacity under its Seventh Amended and Restated Credit Agreement (the “Credit Agreement”), $26.7 million in available borrowing capacity under the IMAX Shanghai revolving credit facility with the Bank of China (the “Bank of China Facility”), and $28.1 million in available borrowing capacity under IMAX Shanghai’s revolving credit facility with HSBC Bank (China) Company Limited, Shanghai Branch (the “HSBC China Facility”). Refer to “Borrowings — Convertible Notes and Other Borrowings, Net” in Note 6 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1.

The Company’s $143.1 million balance of cash and cash equivalents as of September 30, 2025 (December 31, 2024 — $100.6 million) included $129.8 million in cash held outside of Canada (December 31, 2024 — $85.4 million), of which $85.8 million was held in the People’s Republic of China (the “PRC”) (December 31, 2024 — $47.5 million). Management reassessed its strategy with respect to the most efficient means of deploying the Company’s capital resources globally and determined that historical earnings of certain foreign subsidiaries in excess of amounts required to sustain business operations would no longer be indefinitely reinvested. During the nine months ended September 30, 2025, no historical earnings from a subsidiary in the PRC were distributed (2024 — $nil) and, as a result, no foreign withholding taxes were paid to the relevant tax authorities (2024 — $nil). As of September 30, 2025, the Company’s Condensed Consolidated Balance Sheets included a deferred tax liability of $12.5 million for the applicable foreign withholding taxes associated with the remaining balance of non-repatriated historical earnings that will not be indefinitely reinvested outside of Canada. These taxes will become payable upon the repatriation of any such earnings.

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

The Company also has certain significant contractual obligations and commitments that have been disclosed in “Contractual Obligations” in Part II, Item 7 of the Company’s 2024 Form 10-K. There are no material changes to these obligations and commitments as of September 30, 2025.

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

	Three Months Ended September 30,
	2025		2024
(In thousands of U.S. Dollars, except per share amounts)	Net Income	Per Diluted Share	Net Income	Per Diluted Share
Net income attributable to common shareholders	$20,657	$0.37	$13,896	$0.26
Adjustments(1):
Share-based compensation	6,194	0.11	5,332	0.10
Unrealized investment gains	(34)	—	(32)	—
Employee retention credits	(144)	—	—	—
Tax impact on items listed above	(433)	(0.01)	(341)	(0.01)
Adjusted net income(1)	$26,240	$0.47	$18,855	$0.35

Weighted average shares outstanding — basic		53,788		52,682
Weighted average shares outstanding — diluted		55,565		54,089
(1)Reflects amounts attributable to common shareholders.

	Nine Months Ended September 30,
	2025		2024
(In thousands of U.S. Dollars, except per diluted share amounts)	Net Income	Per Diluted Share	Net Income	Per Diluted Share
Net income attributable to common shareholders	$34,239	$0.62	$20,753	$0.39
Adjustments(1):
Share-based compensation	18,534	0.34	16,686	0.30
Unrealized investment gains	(99)	—	(94)	—
Restructuring and other charges	843	0.01	—	—
Employee retention credits	(3,971)	(0.07)	—	—
Tax impact on items listed above	(1,521)	(0.03)	(803)	(0.01)
Adjusted net income(1)	$48,025	$0.87	$36,542	$0.68

Weighted average shares outstanding — basic		53,561		52,605
Weighted average shares outstanding — diluted		55,242		53,628
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

Reconciliations of net income attributable to common shareholders, which is the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA per Credit Facility are presented in the tables below:

(In thousands of U.S. Dollars)	Three Months Ended September 30, 2025
Reported net income	$22,616
Add (subtract):
Income tax expense	5,205
Interest expense, net of interest income	766
Depreciation and amortization, including film asset amortization	15,611
Amortization of deferred financing costs(1)	508
EBITDA	44,706
Share-based and other non-cash compensation	6,284
Unrealized investment (gains) losses	(34)
Write-downs, including asset impairments and credit loss expense	853
Total Adjusted EBITDA	$51,809
Less: Non-controlling interest	(3,850)
Adjusted EBITDA per Credit Facility - attributable to common shareholders	$47,959
(1)The amortization of deferred financing costs is recorded within Interest Expense in the Condensed Consolidated Statements of Operations.

(In thousands of U.S. Dollars)	Twelve Months Ended September 30, 2025
Reported net income	$49,867
Add (subtract):
Income tax expense	15,146
Interest expense, net of interest income	2,522
Depreciation and amortization, including film asset amortization	63,021
Amortization of deferred financing costs(1)	1,984
EBITDA	132,540
Share-based and other non-cash compensation	24,998
Unrealized investment gains	(132)
Restructuring and other charges	4,592
Write-downs, including asset impairments and credit loss expense	3,042
Total Adjusted EBITDA	$165,040
Less: Non-controlling interest	(18,138)
Adjusted EBITDA per Credit Facility - attributable to common shareholders	$146,902
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands of U.S. Dollars)	2025	2024	2025	2024
Total Selling, general and administrative expenses	$34,219	$31,466	$102,983	$100,287
Less: Share-based compensation	(5,763)	(5,036)	(17,345)	(15,879)
Total Adjusted Selling, general and administrative expenses	$28,456	$26,430	$85,638	$84,408

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

Foreign Exchange Rate Risk

A majority of the Company’s revenue is denominated in U.S. Dollars while a significant portion of its costs and expenses is denominated in Canadian Dollars. A portion of the Company’s net U.S. Dollar cash flows is converted to Canadian Dollars to fund Canadian Dollar expenses through the spot market. In addition, IMAX films generate box office in 89 different countries, and therefore unfavorable exchange rates between applicable local currencies and the U.S. Dollar could have an impact on the GBO generated by the Company’s exhibitor customers and its revenues. For example, the impact of changes in foreign currency valuations versus the U.S. Dollar led to a decrease in IMAX GBO of approximately $110 million as compared to those in 2019. The Company has incoming cash flows from its revenue generating IMAX network and ongoing operating expenses in China through its majority-owned subsidiary IMAX Shanghai. In Japan, the Company has ongoing Yen-denominated operating expenses related to its Japanese operations. Net RMB and Japanese Yen cash flows are converted to U.S. Dollars through the spot market. The Company also has cash receipts under leases denominated in RMB, Japanese Yen, British Pound Sterling, Euros and Canadian Dollars.

The Company manages its exposure to foreign exchange rate risks through its regular operating and financing activities and, when appropriate, through the use of derivative financial instruments. These derivative financial instruments are utilized to hedge economic exposures as well as reduce earnings and cash flow volatility resulting from shifts in market rates.

Certain of the Company’s PRC subsidiaries held approximately RMB 606.9 million ($85.4 million) in cash and cash equivalents as of September 30, 2025 (December 31, 2024 — RMB 341.1 million or $47.5 million) and are required to transact locally in RMB. Foreign currency exchange transactions, including the remittance of any funds into and out of the PRC, are subject to controls and require the approval of the China State Administration of Foreign Exchange to complete. Any developments relating to the Chinese economy and any actions taken by the Chinese government are beyond the control of the Company; however, the Company monitors and manages its capital and liquidity requirements to ensure compliance with local regulatory and policy requirements. (Refer to “Risk Factors – The Company faces risks in connection with its significant presence in China and the continued expansion of its business there” in Part I, Item 1A. of the Company’s 2024 Form 10-K.)

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

For the three and nine months ended September 30, 2025, the Company recorded a foreign exchange net loss of $0.2 million and net loss of $0.4 million respectively, resulting from changes in exchange rates related to foreign currency denominated monetary assets and liabilities (2024 — net losses of $0.3 million and $0.8 million, respectively).

The Company has entered into a series of foreign currency forward contracts to manage the risks associated with the volatility of foreign currencies. Certain of these foreign currency forward contracts met the criteria required for hedge accounting under the Derivatives and Hedging Topic of the FASB ASC at inception, and continue to meet hedge effectiveness tests as of September 30, 2025, with settlement dates throughout 2025 and 2026. Foreign currency derivatives are recognized and measured on the Condensed Consolidated Balance Sheets at fair value. Changes in the fair value (i.e., gains or losses) are recognized in the Condensed Consolidated Statements of Operations except for derivatives designated and qualifying as foreign currency cash flow hedging instruments. The Company currently has cash flow hedging instruments associated with Selling, General and Administrative Expenses. For foreign currency cash flow hedging instruments related to Selling, General and Administrative Expenses, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported within Accumulated Other Comprehensive Income (Loss) and reclassified to the Condensed Consolidated Statements of Operations when the forecasted transaction occurs. Any ineffective portion is recognized immediately in the Condensed Consolidated Statements of Operations.

The notional value of foreign currency cash flow hedging instruments that qualify for hedge accounting as of September 30, 2025 was $48.7 million (December 31, 2024 — $48.4 million). Losses of $1.2 million and gains of $0.6 million were recorded to Other Comprehensive Loss with respect to the change in fair value of these contracts for the three and nine months ended September 30, 2025, respectively (2024 — gains of $0.3 million and losses of $0.9 million, respectively). Losses of $0.1 million and $1.7 million were reclassified from Accumulated Other Comprehensive Loss to Selling, General and Administrative Expenses for the three and nine months ended September 30, 2025, respectively (2024 — losses of $0.2 million and $0.2 million, respectively). The Company currently does not hold any derivatives which are not designated as hedging instruments.

For all derivative instruments, the Company is subject to counterparty credit risk to the extent that the counterparty may not meet its obligations to the Company. To manage this risk, the Company enters into derivative transactions only with major financial institutions.

As of September 30, 2025, the Company’s Financing Receivables and working capital items denominated in Canadian Dollars, RMB, Japanese Yen, Euros and other foreign currencies translated into U.S. Dollars was $147.1 million. Assuming a 10% appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates as of September 30, 2025, the potential change in the fair value of foreign currency-denominated financing receivables and working capital items would have been $14.7 million. A significant portion of the Company’s Selling, General, and Administrative Expenses is denominated in Canadian Dollars. Assuming a 1% change appreciation or depreciation in foreign currency exchange rates as of September 30, 2025, the potential change in the amount of Selling, General, and Administrative Expenses would be $0.1 million.

Interest Rate Risk Management

The Company’s earnings may also be affected by changes in interest rates due to the impact those changes have on its interest income from cash, and its interest expense from variable-rate borrowings that may be made under the Credit Facility.

As of September 30, 2025, the Company had drawn down $29.0 million on its Credit Facility (December 31, 2024 — $37.0 million), and $nil on its HSBC China Facility (December 31, 2024 — $nil) and $nil on its Bank of China Facility (December 31, 2024 — $nil), which are subject to variable effective interest rates.

The Company had variable rate debt instruments representing 6% and 8% of its total liabilities as of September 30, 2025 and December 31, 2024, respectively. If the interest rates available to the Company increased by 10%, the Company’s interest expense would increase by $0.2 million and interest income from cash would increase by $0.4 million. These amounts are determined by considering the impact of the hypothetical interest rates on the Company’s variable rate debt and cash balances as of September 30, 2025.

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

The Company’s management, with the participation of its CEO and its CFO, has evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of September 30, 2025 and has concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. The Company will continue to periodically evaluate its disclosure controls and procedures and will make modifications from time to time as deemed necessary to ensure that information is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting which occurred during the three months ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On June 12, 2017, the Company announced that its Board of Directors approved a $200.0 million share repurchase program for its common shares that would have expired on June 30, 2020, which was subsequently extended for a 12-month period in 2020, 2021, and 2022 and increased in the total share repurchase authority to $400.0 million. In 2023, the Board of Directors approved a 36-month extension to the share repurchase program through June 30, 2026. On June 12, 2025, the Company announced an increase of $100.0 million in the Company’s share repurchase program along with a one-year extension through June 30, 2027. As of September 30, 2025, the Company had $250.7 million available under the program. The repurchases may be made either in the open market or through private transactions, including repurchases made pursuant to a plan intended to comply with Rule 10b5-1 under the Exchange Act, subject to market conditions, applicable legal requirements, and other relevant factors. The Company has no obligation to repurchase shares and the share repurchase program may be suspended or discontinued by the Company at any time.

During the three months ended September 30, 2025, the Company did not repurchase any common shares under the Company’s publicly announced program, and there are no other programs under which the Company repurchases shares.

The Company’s common share repurchase program activity for the three months ended September 30, 2025 was as follows:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum approximate dollar value of shares that may yet be purchased under the program
July 1 through July 31, 2025	—	$—	—	$250,720,352
August 1 through August 31, 2025	—	—	—	250,720,352
September 1 through September 30, 2025	—	—	—	250,720,352
Total	—	$—	—

During the 2025 Annual General Meeting of IMAX China, shareholders granted its Board of Directors a general mandate authorizing the Board of Directors of IMAX China, subject to applicable laws, to repurchase shares of IMAX China not to exceed 10% of the total number of shares as of June 12, 2025 (33,919,122 shares). This program will be valid until the 2026 Annual General Meeting of IMAX China. The repurchases may be made in the open market or through other means permitted by applicable laws. IMAX China has no obligation to repurchase its shares and the share repurchase program may be suspended or discontinued by IMAX China at any time. During the three months ended September 30, 2025, IMAX China did not repurchase any shares.

(Refer to Note 6 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 for a summary of the material terms and conditions of the Company’s revolving credit facility, which includes a limitation of the amount of permitted share repurchases.)

Item 5.    Other Information

(a)None.

(b)None.

(c)Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

On September 15, 2025, Mark Welton, the Company’s President, IMAX Global Theatres, entered into a Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K under the Exchange Act (“Item 408”) and such arrangement, the “Plan”) for the sale of up to 25,000 common shares of the Company. Sales under this Plan may commence on December 15, 2025, after the completion of the required cooling off period under Rule 10b5-1. The Plan will terminate on March 6, 2026, or earlier if all shares under the Plan have been sold. This trading arrangement is intended to satisfy the affirmative defense of Rule 10b5-1(c). No other Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as defined in Item 408) were adopted or terminated by any directors or officers of the Company during the third quarter of 2025.

Item 6.    Exhibits

Exhibit No.	Description
3.1*	Articles of Amalgamation of IMAX Corporation, dated as of January 1, 2024.

3.2	Second Amended and Restated By-Law No. 1 of IMAX Corporation, enacted on February 7, 2023. Incorporated by reference to Exhibit 3.1 to IMAX Corporation’s Form 8-K filed on February 10, 2023.

10.1*	Seventh Amended and Restated Credit Agreement, dated July 14, 2025, by and between IMAX Corporation and Wells Fargo Bank, National Association.

10.2*+	Third Amendment to Employment Agreement, dated as of July 17, 2025, by and between IMAX Corporation and Richard L. Gelfond.

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated October 23, 2025, by Richard L. Gelfond

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated October 23, 2025, by Natasha Fernandes

32.1**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated October 23, 2025, by Richard L. Gelfond

32.2**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated October 23, 2025, by Natasha Fernandes

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.CAL	Inline XBRL Taxonomy Extension Schema Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101. PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*Filed herewith.
**Furnished herewith.
+Management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAX CORPORATION

Date: October 23, 2025	By:	/s/ NATASHA FERNANDES
Natasha Fernandes
Chief Financial Officer & Executive Vice President
(Principal Financial Officer)

Date: October 23, 2025	By:	/s/ JOSE ZLATAR
Jose Zlatar
Senior Vice-President, Finance & Controller
(Principal Accounting Officer)