Form 10-K
period 2025-12-31
IMAX CORP
filed 2026-02-25
CIK 921582

For

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

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

The aggregate market value of the common shares of the registrant held by non-affiliates of the registrant, computed by reference to the last sale price of such shares as of the close of trading on June 30, 2025, was $1.2 billion.

As of January 31, 2026, there were 53,993,017 common shares of the registrant outstanding.

Document Incorporated by Reference
Portions of the registrant’s definitive proxy statement on Schedule 14A relating to its 2026 annual meeting of shareholders, to be filed within 120 days of the close of the registrant’s fiscal year ended December 31, 2025 with the Securities and Exchange Commission (the “2026 Proxy Statement”), are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent described therein.

IMAX CORPORATION

December 31, 2025

IMAX CORPORATION
EXCHANGE RATE DATA

Unless otherwise indicated, all dollar amounts in this Annual Report on Form 10-K (this “Form 10-K”) are expressed in United States (“U.S.”) Dollars. The following table sets forth, for the periods indicated, certain exchange rates based on the daily exchange rates in foreign currencies as certified for statistical and analytical purposes by the Bank of Canada (the “Daily Exchange Rate”). Such rates quoted are the number of U.S. Dollars per one Canadian Dollar and are the inverse of rates quoted by the Bank of Canada for Canadian Dollars per U.S. $1.00. The average exchange rate for a given period is based on the average of the exchange rates on the last day of each month during such period. The Daily Exchange Rate on December 31, 2025 was U.S. $0.7296.

	Years Ended December 31,
	2025	2024	2023	2022	2021
Exchange rate at end of year	$0.7296	$0.6950	$0.7561	$0.7383	$0.7888
Average exchange rate during year	0.7154	0.7300	0.7409	0.7685	0.7977
High exchange rate during year	0.7376	0.7510	0.7617	0.8031	0.8306
Low exchange rate during year	0.6848	0.6937	0.7207	0.7217	0.7727

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

Certain statements included in this annual report may constitute “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 or “forward-looking information” within the meaning of Canadian securities laws. Words such as “aim,” “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “forthcoming,” “future,” “goal,” “intend,” “likely,” “may,” “objective,” “outlook,” “plan,” “potential,” “project,” “projection,” “prospect,” “runway,” “seek,” “strategy,” “strive,” “subject to,” “target,” “will,” or the negative thereof, and similar expressions identify forward-looking statement and forward-looking information.

These forward-looking statements and forward-looking information include, but are not limited to statements regarding: the Company’s business and technology strategies and measures to implement such strategies, including with respect to its brand extensions and new business initiatives; the Company’s belief and expectations regarding its competitive strengths, goals, market opportunity and penetration, including opportunities in and expected growth from international markets, momentum and runway for expansion and growth of business, networks, operations and technology; future cash flow and revenue realization; capital allocation, including the amount and nature of future capital expenditures and the sufficiency of capital and liquidity to fund the Company’s anticipated operating needs; the Company’s capital structure, including the incurrence and repayment of debt and the impact of its restrictive debt covenants to operating and financial flexibility; goodwill impairment charges and fair values of reporting units; anticipated contributions to pension and postretirement benefit plans; the Company’s technological capabilities and the differentiation thereof; the Company’s ability to enhance its brand equity and brand awareness and the benefits thereof; industry prospects and shifts in consumer behavior; future industry developments, including expected releases and the timing and effects thereof; and plans and references to the future success of the Company and expectations regarding its future operating, financial and technological results.

These forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform with the expectations and predictions of the Company is subject to a number of risks and uncertainties, including, but not limited to: risks associated with the Company’s investments, operations, and future expansion in foreign jurisdictions, including the impact of economic, political and regulatory policies and laws of the United States, Canada, and China, tariffs and other trade regulations, and economic and trade tensions, trade wars, and geopolitical conflicts; risks related to the Company’s growth and operations in China, including the impact of industry conditions affecting and impacting both the Company and its partners; the ability of the Company’s exhibitor customers to fulfill their contractual payment obligations; the Company’s ability to attract and retain its employee population; the performance of IMAX remastered films and other films released to the IMAX network; conditions, changes and developments in the commercial exhibition industry; the Company’s ability to enter into new sales, IMAX theater system agreements, and lease agreements and the effects thereof to revenue; fluctuations in operating results and cash flow and the resulting volatility of the Company’s share price; currency fluctuations and foreign exchange controls; the potential impact of increased competition in the markets within which the Company operates, including competitive actions by other companies; the ability of the Company to respond to change and advancements in technology, including success in enhancing the Company’s artificial intelligence (“AI”) products while responding to competition from AI-generated content; the potential impacts of consolidation among commercial exhibitors and studios; success of brand extensions and new business initiatives; conditions and competition in the in-home (including streaming) and out-of-home entertainment industries; the Company’s ability to identify and pursue new business opportunities (or lack thereof); breaches to cybersecurity and data privacy; the Company’s ability to protect its intellectual property and to avoid infringing, misappropriating, or violating the intellectual property rights of others; effects of environmental laws and regulations, including with respect to climate change; weather conditions and natural disasters that may disrupt or harm the Company’s business; effects of the Company’s indebtedness on its cash flow and business activities and the Company’s ability to comply with its debt agreements; general economic, market or business conditions; sustained inflationary pressure; political, economic and social instability; the Company’s ability to convert system backlog into revenue and cash flows; variation between systems revenue and associated cash flows from long-term sale or lease agreements; accuracy and completeness of financial reporting from customers; the potential for impairment losses on film assets and inventories; accuracy of assumptions underlying goodwill impairment assessment and fair value measurements; fluctuations in obligations and earnings of pension and postretirement benefit plans; changes in laws, regulations, or accounting principles; any statements of belief and any statements of assumptions underlying any of the foregoing; other factors and risks outlined in the Company’s periodic filings with the United States Securities and Exchange Commission (the “SEC”) or in Canada, the System for Electronic Data Analysis and Retrieval (“SEDAR+”); and other factors, many of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this annual report are qualified by these cautionary statements, and actual results or anticipated developments by the Company may not be realized, and even if substantially realized, may not have the expected consequences to, or effects on, the Company. The forward-looking statements herein are made only as of the date hereof and the Company undertakes no obligation to update publicly or otherwise revise any forward-looking statements, whether as a result of new information, future events or otherwise.

IMAX®, IMAX® 3D, Experience It In IMAX®, The IMAX Experience®, DMR®, Filmed For IMAX®, IMAX Live®, and IMAX Enhanced® are trademarks and trade names of the Company or its subsidiaries that are registered or otherwise protected under laws of various jurisdictions.

PART I

Item 1. Business

IMAX Corporation (the “Company” or “IMAX”) is a Canadian corporation that was formed in March 1994 as a result of an amalgamation between WGIM Acquisition Corp. and the former IMAX Corporation (“Predecessor IMAX”). Predecessor IMAX was incorporated in 1967.

As of December 31, 2025, the Company indirectly owned 71.57% of IMAX China Holding, Inc. (“IMAX China”), whose shares trade on the Hong Kong Stock Exchange. IMAX China is a consolidated subsidiary of the Company.

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

IMAX has the largest global premium format network, more than double the size of its nearest competitor. As of December 31, 2025, there were 1,864 IMAX Systems operating in locations in 91 countries and territories, including 1,796 commercial multiplexes, 10 commercial destinations, and 58 institutional locations in the Company’s global network. This compares to 1,807 IMAX Systems operating in 90 countries and territories as of December 31, 2024, including 1,735 commercial multiplexes, 11 commercial destinations, and 61 institutional locations in the Company’s global network. Additional information on the composition of the IMAX network is provided in the discussion under the caption “Marketing and Customers.”

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

•large screens and proprietary auditorium geometry, which result in a substantially larger field of view than conventional theater systems so that the screen extends to the edge of a viewer’s peripheral vision and creates more realistic images;

•advanced sound system components, which deliver more expansive sound imagery than conventional theater systems and pinpointed origination of sound to any specific spot in an auditorium equipped with an IMAX System;

•specialized theater acoustics, which result in a four-fold reduction in background noise compared to conventional cinema experiences;

•ongoing maintenance and extended warranty services to ensure a consistent image and sound quality presentation across the IMAX global network ; and

•a license to the globally recognized IMAX brand, as well as benefits from IMAX marketing of films being shown in its network and IMAX’s growing social media followership.

The Company believes that the benefits related to the enhanced and differentiated image quality and film aspect ratio enable audiences in IMAX locations to feel as if they are a part of the on-screen action, creating a more intense, immersive, and awe-inspiring experience than a conventional cinematic format. For additional discussion, see section titled “IMAX Film Remastering” below.

As a result of the engineering and scientific achievements that are a hallmark of The IMAX Experience®, the Company’s exhibitor customers typically charge a premium for films released in IMAX’s format versus films exhibited in their other auditoriums. The premium pricing, combined with the higher attendance levels associated with IMAX films, generates incremental box office receipts (“global box office”) for the Company’s exhibitor customers and for the movie studios releasing their films to the IMAX network. The incremental global box office generated by IMAX films combined with IMAX’s leading global network footprint and scale has helped establish IMAX as a key premium distribution and marketing platform for Hollywood and foreign local language movie studios.

In 2025, the Company’s diversified global programming and marketing strategy resulted in a global box office record of $1.28 billion, surpassing its previous record of $1.13 billion in 2019 by 13% and a 40% increase over the prior year comparative period. The Company achieved its highest grossing year at the domestic (United States and Canada) box office in 2025. Additionally, the Company had record box office in over 30 countries and territories worldwide in 2025, including China, Japan, Germany, India, Australia and Vietnam. The Company’s 2025 film slate was the largest in history, with 122 new films and other content released during the year, including a record 67 local language films. The top grossing titles released in 2025 included the Chinese film Ne Zha 2, which became the highest grossing IMAX release of all time in China and contributed to the highest grossing Chinese New Year in the Company’s history; Avatar: Fire and Ash, the Company’s highest grossing Hollywood release of the year, achieving 15% of the film’s total domestic opening weekend box office; F1: The Movie, Mission: Impossible - The Final Reckoning, and the Japanese film Demon Slayer: Infinity Castle. Local language content in 2025 generated $405.4 million in global box office for the Company or 32% of its total global box office, surpassing its previous record of $243.5 million set in 2023 by 66%. Throughout the year, the Company continually optimized its global IMAX network by taking a heavily diversified programming approach, playing multiple titles contemporaneously, and maintaining maximum scheduling flexibility.

In 2025, the Company released several films shot with IMAX proprietary cameras under the Filmed For IMAX® program, that generated more than $40.0 million in global IMAX box office on a per-title basis. IMAX captured at least 20% of the domestic opening weekend box office on each of Sinners, Mission: Impossible – The Final Reckoning, F1: The Movie, and Tron: Ares. Despite increasing competition for consumer attention across both out‑of‑home and in‑home entertainment, demand for premium large‑format experiences continued to strengthen. The Filmed For IMAX program helped drive the Company’s domestic box office market share to a record 5.2% and to a record global market share of 3.8%, up from 4.5% and 3.1%, respectively, in the prior year, even though IMAX represents only approximately 1% of domestic screens and less than 1% of screens worldwide.

A cornerstone of the IMAX brand for almost 60 years, the Company’s IMAX Documentaries strategy focuses on a new generation of narrative-driven original and acquired documentary films, as well as downstream revenue opportunities through partnerships with leading streaming platforms. In 2025, the Company released the institutional 3D version of The Blue Angels across select IMAX locations in North America, Europe, and Australia. In early 2026, The Last Wolves of Yellowstone, and French language documentary Athos, produced by Federation Studio France were released. Additional forthcoming IMAX Documentaries are scheduled to include Stormbound, Frontier, and The Elephant Odyssey. In collaboration with The National Basketball Association (“NBA”), Unanimous Media, and Religion of Sports, the Company will also release Portrait of an Artist offering an intimate glimpse into the life of NBA superstar Stephen Curry.

In 2025, the Company partnered to release exclusive concert films and limited-run theatrical events, including Becoming Led Zeppelin with Sony Pictures, Prince - Sign O’ The Times and Rolling Stones - At The Max with Mercury Studios, Pink Floyd at Pompeii - MCMLXXII, Depeche Mode: M, and j-hope Tour ‘Hope on Stage’ The Movie with Trafalgar Releasing, One to One: John & Yoko with Magnolia Pictures, Springsteen: Deliver Me From Nowhere with 20th Century Studios, and G-Dragon in Cinema [Übermensch] with CJ CGV Co. Ltd. The Company also partnered with Bleecker Street for the release of Spinal Tap II: The End Continues, including a live Q&A event.

The Company also continued its partnership with A24 to present one-night-only IMAX releases of classic A24 titles, including Talk to Me, Moonlight, and Spring Breakers.

In addition, the Company released several event-based and live screenings in 2025, including Dead & Company Live in IMAX from Golden Gate Park with Los Muertos, The Grateful Dead Movie 2025 Meet-Up, and David Gilmour Live at the Circus Maximus, Rome with Trafalgar Releasing, and Girl Climber with Red Bull Studios. In collaboration with Runway AI, Inc, Runway’s 2025 AI Film Festival was released across ten North American IMAX locations. The Company further expanded its live content offerings through partnerships with NBC Universal for the SNL50: The Homecoming Concert in select IMAX North American locations, DAZN for the

PSG v Marseille Le Classique Match in select IMAX locations across France, Wanda Film for the F1 Spanish Grand Prix screening across six IMAX locations in China, Major League Baseball for a live streaming of a World Series game across two IMAX locations in Japan and with multiple exhibitor partners in China the League of Legends Video Games 2025 finals across over 100 IMAX China locations. Furthermore, in 2025, the Company partnered with Netflix for release of Frankenstein across select IMAX locations.

The Company will continue to expand its partnerships and the scope and diversity of content it releases across its platform. Already announced for 2026 are the following concert films and events, many of which have exclusive IMAX windows: Stray Kids: The dominATE Experience, Eric Church: Evangeline vs. The Machine Comes Alive, Twenty One Pilots: More Than We Ever Imagined, and EPiC: Elvis Presley in Concert. In addition, IMAX is working with Apple TV to bring the 2026 FIA Formula One World Championship live to select IMAX locations across the United States for the first time ever. Five of the most iconic Grands Prix in F1 — Miami, Monaco, Silverstone, Monza, and Austin — will be available across at least 50 IMAX locations nationwide.

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

The Company utilizes AI tools and technology across its products and business operations. Within its products, AI is used for purposes such as image enhancement and video streaming optimization. In its business operations, the Company employs AI in various functions, including research, data analysis, marketing, theater operations, slate programming, and general productivity improvements. It is actively exploring other global use cases for AI to improve its products, operations, and efficiency.

IMAX NETWORK

The IMAX network is the most extensive premium network in the world with 1,864 IMAX Systems operating in locations in 91 countries and territories, including 1,796 commercial multiplexes, 10 commercial destinations and 58 institutional locations as of December 31, 2025.

IMAX grew its network by 3.2% in 2025, driven by 98 new IMAX Systems installations, and ended the year with a backlog (as defined and discussed under the caption “IMAX SYSTEMS” below) of 434 IMAX Systems. The Company believes that the majority of its future network growth will come from international markets (defined as all countries other than the United States and Canada). In 2025, the Company experienced a significant expansion of 8.4% in its commercial network outside of North America and Greater China, including expansion into two new countries, Lithuania and Iraq. In countries such as Japan and Australia, the network increased by 17% and more than 100%, respectively, as compared to the prior year. During 2025, the Company also achieved growth of more than 10% in Western Europe, primarily due to expansion in France, Germany, and the Netherlands. While the Company’s international market share has grown 800 basis points over the past five years, it is less than half of its domestic market share. The Company believes that such underrepresentation and the increasing interest and demand in premium large-format experience in recent years present a significant market expansion opportunity for IMAX. As of December 31, 2025, 76% of IMAX Systems in the global commercial multiplex network were located within international markets. Revenues and gross box office (“GBO”) derived from international markets continue to exceed revenues and GBO from the United States and Canada combined.

(Refer to “Risk Factors – The Company conducts business internationally, which exposes it to uncertainties and risks that could negatively affect its operations, sales, and future growth prospects,” “– The Company faces risks in connection with its significant presence in China and the continued expansion of its business there,” “– General political, social and economic conditions can affect the Company’s business by reducing both revenues generated from existing IMAX Systems and the demand for new IMAX Systems,” and “– The Company may not convert all of its backlog into revenue and cash flows” in Part I, Item 1A.)

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

•Film Distribution, Production and Post-Production – The distribution of large-format documentary films, primarily to institutional IMAX theaters, and, increasingly, the distribution of exclusive IMAX events and experiences, including music, gaming, and sports to commercial IMAX theaters, as well as the provision of film post-production services.

•IMAX Systems – The sale or lease of premium IMAX Systems to exhibitor customers.

•IMAX Maintenance – The provision of preventative and emergency maintenance services and quality monitoring to the IMAX network.

•Other – Principally includes the Company’s Streaming and Consumer Technology business, as well as other ancillary activities.

The Company assesses and evaluates its performance based on the operating results of the Content Solutions and Technology Products and Services segments, which largely reflect the different customer bases the Company serves. The Content Solutions segment principally focuses on content enhancement and distribution services for the Company’s movie studio customers and content creators. The Technology Products and Services segment primarily consists of products and services for the Company’s exhibitor customers, including the sale, lease, and ongoing maintenance of IMAX Systems. The Company’s segment information is provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 20 to “Consolidated Financial Statements” in Part II, Item 8.

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

•enhancing the digital image using techniques such as sharpening, color correction, grain, noise, and unwanted artifacts removal, and unsteadiness elimination;

•recording the enhanced digital image into an IMAX digital cinema package format or onto IMAX 15/70-format film; and

•specially remastering the soundtrack to take full advantage of the unique sound system of IMAX Systems.

IMAX films also benefit from enhancements made by individual filmmakers exclusively for the IMAX release of the film. Collectively, the Company refers to these enhancements as “IMAX DNA.” Filmmakers and movie studios have sought IMAX-specific enhancements in recent years to generate interest in and excitement for their films. Such enhancements include shooting films with IMAX cameras to increase the audience’s immersion in the film and to take advantage of the unique dimensions of the IMAX screen by projecting the film in a larger aspect ratio that delivers up to 26% more image onto a standard IMAX screen versus a conventional screen. In select IMAX locations worldwide, movies filmed with IMAX cameras have an IMAX-exclusive 1.43 film aspect ratio, with up to 67% more image compared to a standard conventional movie screen.

Filmed For IMAX is IMAX’s filmmaker partnership program. Filmmakers who participate in the program leverage IMAX technology throughout the production process to deliver a movie that is meant to be seen in an IMAX location. From pre-production, through to release, the Company works closely with filmmakers to maximize The IMAX Experience® for audiences. Filmed For IMAX movies are shot using either an IMAX certified digital camera or an IMAX film camera with the IMAX Post-Production team working closely with the filmmaker from camera testing before the shoot begins, to on-set support, to test screenings, and post-production. Most Filmed For IMAX movies leverage IMAX’s exclusive expanded aspect ratio for select sequences and, occasionally, the entire film, and benefit from unique marketing support.

Management believes that growth in global box office remains an important driver of growth for the Company. To support continued growth in international markets, the Company is focused on the expansion of the IMAX network and has sought to bolster its international film strategy, supplementing its slate of Hollywood films with appealing local language films released in select markets, including China, Japan, India, South Korea, and France. More recently, the Company has further expanded its strategy by distributing local language content beyond native markets.

Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations ― Sources of Revenue” for the number of new films and other content released to the Company’s global network during the years ended December 31, 2025 and 2024, and announced titles to be released to the IMAX network in 2026 in Part II, Item 7.

FILM DISTRIBUTION, PRODUCTION AND POST-PRODUCTION

The Company believes that the IMAX network is a valuable global platform to launch and distribute original content, including documentaries. The Company receives, as its distribution fee, either a fixed amount or a fixed percentage of the box office receipts and, following the recoupment of its costs, is typically entitled to receive an additional percentage of gross revenues as participation revenues.

The Company distributes large-format documentary films, primarily to institutional customers, and other original content. The ownership rights to documentary content may be held by the film sponsors, the film investors and/or the Company. As of December 31, 2025, the Company had distribution rights with respect to approximately 75 films, which cover subjects such as space, wildlife, music, sports, history, and natural wonders.

The Company provides film post-production and quality control services for films, whether produced by IMAX or third parties, and digital post-production services. In addition, the Company also provides IMAX film and digital cameras to content creators under the IMAX certified camera program.

In addition, the Company continues to evolve its platform to bring new, innovative IMAX events and experiences to audiences worldwide. As of December 31, 2025, the Company was able to deliver live and interactive events to over 400 locations worldwide.

IMAX SYSTEMS

The Company’s primary products are its various digital and laser projection systems, which are either sold or leased to exhibitor customers along with a license for the use of the globally recognized IMAX brand. The Company’s projection systems include a projector that offers superior image quality and stability and a digital theater control system; a digital audio system; a screen with a proprietary coating technology and, in certain situations, 3D glasses and cleaning equipment. The Company’s projection systems provide a premium and differentiated experience to audiences that is consistent with what they have come to expect from the IMAX brand, while providing exhibitor customers with the compelling economics and flexibility that digital technology affords.

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

The following table presents the number of IMAX Systems that were in the network and in backlog, by configuration, as of December 31, 2025 and 2024:

	December 31, 2025			December 31, 2024
	System Network Base	New Backlog	Upgrade Backlog	System Network Base	New Backlog	Upgrade Backlog
IMAX Laser Systems	757	216	131	607	250	85
IMAX Xenon Systems	1,089	87	—	1,178	105	—
IMAX Film Systems(1)	52	3	—	44	—	—
(1)In certain IMAX commercial locations, IMAX Film Systems operate alongside an IMAX Laser System or IMAX Xenon System and are interchanged depending on the format of the content being shown, and are not included in the total IMAX Network or System Backlog.

IMAX Laser Systems

The Company currently sells or leases two different configurations of the IMAX Laser Systems. IMAX Laser Systems present greater brightness and clarity, higher contrast, a wider color gamut and deeper blacks, consume less power and last longer than other digital projection technologies, and are capable of illuminating the largest screens in the IMAX network.

IMAX Xenon Systems

In 2008, the Company introduced its digital IMAX Xenon System. Prior to 2008, all of the IMAX Systems offered by the Company were film-based and required analog film prints. While the Company continues to support the Xenon network base, it is no longer offering this system for new signings.

IMAX Film Systems

IMAX Film Systems include various configurations, including 2D and 3D systems, and screen sizes. Following the introduction of the digital IMAX Xenon System in 2008, the number of IMAX Film Systems in the IMAX network decreased significantly. However, IMAX’s proprietary format, the IMAX 70mm Film System, continues to be a sought-after IMAX viewing experience. The existing network of 52 unique locations are being actively supported and leveraged for special event releases throughout the year such as with the 2023 release of Oppenheimer in IMAX 70mm film, which garnered significant consumer interest and demand for this format. The IMAX Film Systems were more recently in use for the re-release of Interstellar in 2024 and Sinners in April 2025, and will be used for Project Hail Mary in March 2026 and Christopher Nolan’s The Odyssey in July 2026.

Backlog

“Backlog” reflects the minimum number of commitments for IMAX Systems according to the signed contracts. The Company believes that the contractual obligations for IMAX System installations that are listed in the backlog are valid and binding commitments.

The following table provides information about the Company’s backlog by deal type as of December 31, 2025 and 2024:

	December 31, 2025		December 31, 2024
	Number of Systems		Number of Systems
(In thousands of U.S. Dollars, except number of systems)	New	Upgrade	New	Upgrade
Sales Arrangements(1)	120	19	153	11
Hybrid JRSA(2)	92	—	94	—
Traditional JRSA(2)	91	112	108	74
Total	303	131	355	85
(1)Includes Sales and Sales-Type Lease deal types.
(2)The consideration owed under traditional joint revenue sharing arrangement (“JRSAs”) is typically a percentage of contingent box office receipts rather than a fixed upfront fee or fixed annual minimum payments.

From time to time, in the normal course of its business, the Company will have customers who are unable to proceed with an IMAX System installation for a variety of reasons, including the inability to obtain certain consents, approvals, or financing. Once the determination is made that the customer is unable to proceed with installation, the agreement with the customer may be terminated or amended. If the agreement is terminated and there are no future obligations under the agreement, all or a portion of the initial rents or fees that the customer previously made to the Company are recognized as revenue. (Refer to “Risk Factors ― The Company may not convert all of its backlog into revenue and cash flows” in Part I, Item 1A.)

Certain of the Company’s contracts contain options for the exhibitor customer to elect to upgrade the system type configuration during the term or to alter the contract structure (for example, from a JRSA to a sale) after signing, but before installation. Backlog information as of December 31, 2025, reflects all known elections as of such date.

IMAX MAINTENANCE

IMAX System arrangements also include a requirement for the Company to provide maintenance services over the life of the arrangement in exchange for an extended warranty and annual maintenance fee paid by the exhibitor. Under these arrangements, the Company provides preventative and emergency maintenance services to ensure that each presentation is up to the highest IMAX quality standard. Annual maintenance fees are paid throughout the duration of the term of the system agreements. (Refer to “Manufacturing and Services—Maintenance and Extended Warranty Services” below.)

OTHER PRODUCTS AND SERVICES

Streaming and Consumer Technology

IMAX’s Streaming and Consumer Technology (“SCT”) business offers a single unified program: IMAX Enhanced®. This umbrella program builds on IMAX’s brand and proprietary VisionScience™ technology to deliver The IMAX Experience to users across streaming platforms and consumer devices. The new IMAX Enhanced program for partners includes three core elements:

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

3.Device Certification & Calibration: Establishes IMAX quality standards for consumer devices to ensure playback meets IMAX benchmarks. It assures that the enhancement and preservation of quality applied upstream for both Live and On-Demand workflows are maintained faithfully and experienced as intended on consumer devices. As of December 31, 2025, IMAX Enhanced certified devices in-market are with partners including Sony Electronics, Hisense, TCL, LG, and Philips.

The SCT products previously branded as StreamSmart™ (encoding optimization) and StreamAware™ (quality assurance and monitoring) have been integrated into the IMAX Enhanced program, streamlining operations and enabling partners to deliver premium viewing experiences validated through IMAX’s proprietary quality standards.

IMAX’s SCT represents an extension of the IMAX brand and technology beyond traditional theatrical programming into live streaming for connected theaters and live and on-demand streaming home entertainment experiences. Leveraging IMAX’s globally recognized brand and proprietary technology, IMAX Enhanced is designed to drive consumer engagement and create incremental return on investment for content owners and rights holders.

Other

The Company derives a small portion of its revenue from other sources including one owned and operated IMAX System in Sacramento, California; a commercial arrangement with one theater resulting in the sharing of profits and losses; and the provision of management services to three other theaters.

MARKETING AND CUSTOMERS

The Company markets IMAX Systems through a direct sales force and marketing staff located in offices in Canada, the United States, Greater China, Europe, and Asia. In addition, the Company has agreements with consultants, business brokers, and real estate professionals to locate potential customers for IMAX System locations for the Company on a commission basis.

IMAX currently estimates a worldwide commercial multiplex addressable market of 4,466 commercial locations, of which there were 1,796 commercial IMAX Systems operating as of December 31, 2025, representing a market penetration of only 40%. Commercial multiplex systems are the largest part of the IMAX network, comprising 1,796 or 96%, of the 1,864 IMAX Systems in the IMAX network as of December 31, 2025. The Company’s institutional customers include science and natural history museums, zoos, aquariums, and other educational and cultural centers. The Company also sells or leases IMAX Systems to commercial destinations such as theme parks, private home theaters, tourist destination sites, fairs, and expositions. As of December 31, 2025, approximately 75% of total open and operational IMAX Systems were in locations outside of the United States and Canada.

The following table provides detailed information about the IMAX network by system type and geographic location as of December 31, 2025 and 2024:

	December 31, 2025				December 31, 2024
	Commercial Multiplex	Commercial Destination	Institutional	Total	Commercial Multiplex	Commercial Destination	Institutional	Total
United States	385	4	24	413	370	4	24	398
Canada	45	1	5	51	44	1	5	50
Greater China(1)	797	—	13	810	796	—	13	809
Asia (excluding Greater China)	201	1	2	204	185	1	2	188
Western Europe	152	3	7	162	135	4	8	147
Latin America(2)	64	1	6	71	62	1	7	70
Rest of the World	152	—	1	153	143	—	2	145
Total(3)	1,796	10	58	1,864	1,735	11	61	1,807
(1)Greater China includes China, Hong Kong, Taiwan, and Macau.
(2)Latin America includes South America, Central America, and Mexico.
(3)Period-to-period changes in the table above are reported net of the effect of permanently closed locations.

INDUSTRY OVERVIEW

Competition

The out-of-home entertainment industry is very diverse with numerous companies vying for the public’s leisure time, and the Company faces competition as a consequence. Within the theatrical space, exhibitors and entertainment technology companies have introduced their own branded, large-screen 3D auditoriums or other premium theater systems, some of which include laser-based projectors, and in many cases have marketed those auditoriums or theater systems as having similar quality or attributes to an IMAX System. The rising consumer interest in premium cinematic experiences has resulted in demand for premium formats and may drive more investment into the Company’s competitors.

The Company also faces in-home competition from a number of alternative film distribution channels such as subscription streaming services, transactional and advertiser-supported video-on-demand, internet, and broadcast and cable television. The Company further competes for the public’s leisure time and disposable income with other forms of entertainment, including gaming, sporting events, concerts, live theater, social media, and restaurants. Furthermore, the Company may continue to face competition in the future from companies in the entertainment industry with new technologies and/or greater capital resources to develop and support them.

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

Furthermore, from a technological perspective, the Company believes that its competitive strengths include the design, quality, and historic reliability rate of IMAX Systems (including the IMAX Laser Systems), the IMAX immersive sound system, the level of the Company’s service and maintenance, including its global Network Operations Centre (“NOC”) and extended warranty efforts, the number and quality of IMAX films that it distributes, the availability of Hollywood and international films to the IMAX network through IMAX Film Remastering technology, and the availability of unique and innovative events and experiences such as live streaming of sporting events, esports, distributed concerts, special theatrical screenings, and live Q&A sessions with top content creators.

The Company believes that these competitive formats deliver overall experiences that are inferior to The IMAX Experience and do not have IMAX’s brand trust, filmmaker endorsement, loyal fan base, or global footprint and scale.

Exhibitor and Studio Consolidation

The Company’s primary customers are commercial multiplex exhibitors and studios. Since 2016, the commercial exhibitors and studios industry have undergone significant consolidation both domestically and internationally. For example, in 2025 South Korea’s Megabox and Lotte Cinema entered into a merger agreement and are expected to form that nation’s largest theatrical exhibition entity.

The Company believes that such consolidation in the entertainment industry has helped facilitate the growth of the IMAX network. The Company has historically enjoyed strong relationships with large commercial exhibitor chains, which have greater capital to purchase, lease, or otherwise acquire IMAX Systems, and major Hollywood studios. The Company believes that consolidation can help strengthen existing relationships and add expanded opportunities. For example, as larger commercial chains such as American Multi-Cinema (“AMC”) and Cineworld have purchased smaller chains, those smaller chains have in turn become part of the IMAX network. For instance, following AMC’s acquisition of Odeon and Nordic in 2016, the Company and AMC entered into an agreement for 25 new IMAX Systems across the Odeon Cinemas Group Limited and Nordic Cinema Group Holding AB network. The Company believes that continued consolidation could facilitate further signings and other strategic benefits going forward. However, exhibitor consolidation has also resulted in individual exhibitor chains constituting a material portion of the Company’s revenue and network.

The Company also receives revenues from studios and other creators for releasing content across the global IMAX platform. Hollywood studios have also experienced and continue to experience consolidation, as evidenced by the recent acquisitions of 20th Century Fox by Walt Disney Company and of Paramount Global by Skydance Media. In 2025, Warner Bros. Discovery (“WBD”) announced it was considering a sale of its assets and in December 2025, WBD announced it had signed a merger agreement with Netflix, although WBD continues to evaluate offers from Paramount Skydance. Studio consolidation could result in individual studios comprising a greater percentage of the Company’s business and overall Content Solutions segment revenue. The Company actively partners with more than 60 content owners worldwide, including increasingly streaming platforms such as Netflix, Amazon and Apple.

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

The Company relies on its brand to communicate its market leadership and singular goal of creating entertainment experiences that exceed consumer expectations. Top filmmakers, studios, and other content creators use the IMAX brand to message that a film will connect with audiences in unique and extraordinary ways.

The Company has a Filmed For IMAX program through which filmmakers partner closely with IMAX to craft films that fully leverage IMAX technology and where every frame, from inception, is intentionally designed to maximize The IMAX Experience. Global box office metrics have demonstrated that audiences respond favorably to Filmed For IMAX titles. To capture content in a resolution appropriate for IMAX screens, filmmakers utilize IMAX 65mm film cameras or IMAX-certified digital cameras with leading brands, including ARRI, Panavision, RED Digital Cinema, and Sony. When this content is paired with IMAX’s proprietary post-production process, the result is a truly immersive experience for IMAX audiences globally.

The IMAX brand is a promise to deliver what today’s audiences crave, which is a memorable, more emotionally engaging, more thrilling and shareable experience. IMAX commissions ongoing third-party consumer research to measure the strength of its brand in numerous markets. The Company’s latest 2025 studies show that the IMAX brand is uniquely recognized as a leading, ultra-premium brand, and offers one of the most differentiated movie-going experiences. The IMAX brand has been also shown to signal a special, must-see event. Based on brand tracking research, the IMAX brand ranged from two to 10 times more powerful than other entertainment technology brands across various measures of brand equity and health. The Company believes that its strong brand equity supports consumers’ predisposition to choose IMAX over competing brands and to pay a premium for The IMAX Experience.

RESEARCH AND DEVELOPMENT

The Company believes that its proprietary expertise in digital and film-based projection and sound system component design, engineering, and imaging technology, particularly in laser-based technology results in superior, immersive content experiences for which the IMAX brand is known. A significant portion of the Company’s research and development efforts has been focused on the IMAX Laser Systems, which the Company believes are capable of illuminating the largest screens in the IMAX network and provide greater brightness and clarity, higher contrast, a wider color gamut and deeper blacks, while consuming less power and lasting longer than existing digital technology, to ensure that the Company continues to provide the highest quality, premier cinematic experience available to consumers. The Company has continued research and development aimed at creating more affordable laser-based solutions with various screen sizes for its commercial multiplex customers.

The Company intends to continue research and development to further evolve its end-to-end technology. This includes bringing connectivity to the Company’s global network to support live and interactive events worldwide; expanding its live content streaming platform across the global IMAX network at scale; further improving its proprietary Film Remastering and distribution process for the delivery of content for both theatrical (including local language content) and home entertainment; further improving the reliability of its projectors; and enhancing the Company’s image and sound quality.

The Company also continues to invest in new film cameras and other related technologies to bring bespoke capabilities and innovative technology to its 15/65mm camera fleet. The Company completed and deployed four of its all-new fleet of IMAX 65mm film cameras. The new film cameras offer enhanced image quality while incorporating new electronics and software, a more modern design, improved functionality, and breakthrough accompanying technologies that achieve significant noise reduction.

Within the Company’s SCT business, there is ongoing research and development in perceptual metrics including novel measurement and optimization techniques. Investments are also being made to expand existing and/or develop new technologies that are expected to foster innovative content creation, enhance video and audio quality, support delivery at scale, and ensure premium presentation of content across consumer electronic devices. Furthermore, the Company intends to invest in activities that will capture opportunities to create/build AI and automation into its operations and processes.

MANUFACTURING AND SERVICE

Projector Component Manufacturing

The Company assembles IMAX System projectors at its facility in Mississauga, Ontario, Canada (outside of Toronto). With a few exceptions, the Company develops and designs all of the key elements of the proprietary technology involved in this component. The fabrication of a majority of parts and sub-assemblies is subcontracted to a group of carefully pre-qualified third-party suppliers. Manufacture and supply contracts are signed for the delivery of the component on an order-by-order basis. The Company believes its significant suppliers will continue to supply quality products in quantities sufficient to satisfy its needs. The Company inspects all parts and sub-assemblies, completes the final assembly, and then subjects the projector to comprehensive testing individually and as a system prior to shipment. Historically, these projectors have had reliability rates based on scheduled shows of approximately 99%.

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

Maintenance and Extended Warranty Services

The Company provides ongoing maintenance and extended warranty services to IMAX Systems. These arrangements are usually made for a separate fee from purchases. The maintenance and extended warranty arrangements include service, maintenance, and replacement parts for IMAX Systems.

To support the IMAX network, the Company has personnel stationed in major markets throughout the world, including in its NOCs, who provide periodic and emergency maintenance and extended warranty services on existing IMAX Systems. The Company’s NOC is responsible for round-the-clock monitoring of the global IMAX network to ensure that every IMAX system has a consistent quality and performance level. The Company provides various levels of maintenance and warranty services, which are priced accordingly. Under full-service programs, Company personnel typically visit each IMAX location every six to twelve months to provide preventative maintenance, and cleaning and inspection services, as well as emergency visits to resolve problems and issues with the system. Under some arrangements, customers can elect to participate in a service partnership program whereby the Company trains a customer’s technician to carry out certain aspects of maintenance. Under such shared maintenance arrangements, the Company participates in certain of the customer’s maintenance checks each year, provides a specified number of emergency visits, and provides spare parts, as necessary.

PATENTS AND TRADEMARKS

The Company’s inventions cover various aspects of its proprietary technology and many of these inventions are protected by letters of patent or applications filed throughout the world, most significantly in the United States, Canada, China, India, Japan, France, Germany, and the United Kingdom. The subject matter covered by these patents and applications includes auditorium design and geometry, audio and display technology, mechanisms employed in projectors and projection equipment (including 3D projection equipment), stereoscopic (3D) imaging, digital remastering, dynamic range and contrast of projectors, seaming or superimposing images from multiple projectors, and other inventions relating to imaging technology, digital projection, laser projection, and video quality assessment. Included in the Company’s patent portfolio are patent families acquired from the Eastman Kodak Company covering laser projection technology. The Company has been and will continue to be diligent in the protection of its proprietary interests.

As of December 31, 2025, the Company held 89 patents and had 13 patents pending in the United States and has corresponding patents or filed applications in many countries throughout the world. While the Company considers its patents to be important to the overall conduct of its business, it does not consider any particular patent essential to its operations. Certain of the Company’s patents expire between 2026 and 2043.

The Company owns or otherwise has rights to trademarks and trade names used in conjunction with the sale of its products, systems, and services. The following trademarks are considered significant in terms of the current and contemplated operations of the Company: IMAX®, IMAX® 3D, Experience It In IMAX®, The IMAX Experience®, DMR®, Filmed For IMAX®, IMAX Live®, and IMAX Enhanced®. These trademarks are widely protected by registration or common law throughout the world.

HUMAN CAPITAL

The Company recognizes that effective human capital management is essential to its success. The Company’s objectives are centered on cultivating a positive culture and employee experience. By doing so, the Company aims to achieve higher levels of employee engagement, which positively impacts workforce retention, enhances performance, and drives greater innovation.

As of December 31, 2025, the Company employed 679 people, with 467 working outside of the United States.

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

Recruiting Talent

The Company believes that a varied team of committed employees with a broad range of backgrounds and experiences is essential to meeting the needs of its clients, partners, and moviegoers. To support this goal, the Company promotes fair and merit-based interview and hiring practices and provides training for all hiring managers. The Company’s talent acquisition strategy includes leveraging global job boards, engaging with community organizations, partnering with universities, monitoring labor market trends within the industry, and maintaining connections with IMAX alumni. In addition, the Company has adopted and continues to evaluate technologies and solutions designed to enhance the candidate experience and strengthen overall talent management capabilities.

Engaging Employees

The Company believes that a strong organizational culture and a positive employee experience are critical drivers of engagement and performance. In 2025, the Company conducted an engagement survey and, based on employee feedback, developed a comprehensive plan to further enhance the work environment and overall employee experience. Key areas of focus include increasing pay and promotion transparency, strengthening cross-team collaboration, improving employee well-being through deeper leadership connections, and promoting greater consistency in workplace flexibility within the Company’s framework. These initiatives are designed to help employees remain engaged, perform at their highest potential, and stay committed to achieving the Company’s business objectives. To sustain progress, the Company implemented an ongoing listening strategy that includes pulse surveys and global virtual focus groups to monitor engagement and is designed to identify opportunities for improvement on an ongoing basis.

Offering Competitive Total Rewards

The Company’s Total Rewards Program is designed to attract, retain, and motivate a highly skilled and varied workforce by offering a competitive and comprehensive mix of compensation, benefits, and well-being resources. The program supports employee engagement and performance while promoting a workplace environment that enables employees to thrive personally and professionally.

Key initiatives to strengthen this program include the following:

•Well-Being Strategy Expansion
The Company advanced the global well-being strategy introduced in 2024 by continuing to build a structured and holistic framework across emotional, physical, financial, and social health. In 2025, the Company expanded employee support through the launch of a wellness program, a refreshed Employee Assistance Program, and the introduction of a financial wellness platform offering personalized guidance and advisor support.

•Benefits Modernization
The Company continued its multi-year modernization of global benefits to create a more flexible and accessible employee experience. In 2025, the Company prepared for its North America open enrollment cycles and enhanced regional programs to align more closely with evolving employee needs. In Canada, the Company expanded employee choice by enabling the use of flex credits toward Registered Retirement Savings Plan contributions, supporting long-term financial planning and individual flexibility.

•Compensation Governance and Incentive Plan Review
The Company advanced its review of incentive compensation programs, including updates to business unit and performance factor methodologies and enhancements to plan governance. These efforts are intended to promote internal equity, market competitiveness, and long-term alignment between employee outcomes and Company performance.

•HR Technology Optimization
The Company progressed its HR technology roadmap, expanded process automation, and planning for future AI-enabled capabilities. These initiatives are designed to improve data accuracy, strengthen operational consistency, and enhance employee experience across all stages of the employment lifecycle.

•Employee Experience and Information Accessibility
The Company enhanced its global digital human resource platform that provides centralized access to Total Rewards, benefits, well-being resources, and human resource policies. In 2025, the Company made updates to its platform to improve usability, consistency, and transparency, supporting a more seamless and informed employee experience.

Employee Safety

The Company recognizes that potential risks to employee safety exist across various aspects of its operations. To mitigate these risks, the Company established a comprehensive workplace safety management system that provides a structured framework for identifying hazards, assessing risks, and implementing effective controls. This system is supported by an internal responsibility model that includes safety committees with employee representatives at all locations. Every employee is expected to actively participate in safety planning and awareness training and activities, while managers are accountable for executing safety programs within their respective areas of responsibility. Through these measures, the Company strives to maintain a safe and healthy work environment for all employees.

AVAILABLE INFORMATION

The Company makes available, free of charge, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments to such reports, as soon as reasonably practicable after such filings have been made with the SEC and Canadian securities regulators. Reports may be obtained free of charge through the SEC’s website at www.sec.gov or the SEDAR+ website at www.sedarplus.ca and through the Company’s Investor Relations website at www.imax.com or by calling the Company’s Investor Relations Department at 212-821-0154.

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

Item 1A. Risk Factors

Before you make an investment decision with respect to the Company’s common shares, you should carefully consider all of the information included in this Form 10-K and the Company’s subsequent periodic filings with the SEC. In particular, you should carefully consider the risk factors described below and the risks and uncertainties discussed in “Special Note Regarding Forward-Looking Information,” any of which could have a material adverse effect on the Company’s business, results of operations and financial condition and on the actual outcome of matters as to which forward-looking statements are made in this Form 10-K. The following risk factors should be read in conjunction with the balance of this Form 10-K, including the Consolidated Financial Statements and the “Notes to Consolidated Financial Statements.” The risks described below are not the only ones the Company faces. Additional risks that the Company currently deems immaterial or that are currently unknown to the Company may also impair its business or operations.

RISKS RELATED TO THE COMPANY’S BUSINESS AND OPERATIONS

General political, social and economic conditions can affect the Company’s business by reducing both revenues generated from existing IMAX Systems and the demand for new IMAX Systems.

The Company’s success depends in part on general political, social and economic conditions and the willingness of consumers to purchase tickets to IMAX locations. The majority of the Company’s revenue comes from its Technology Products and Services segment. The Technology Products and Services segment earns revenues principally from the sale or lease of IMAX Systems, a portion of which is directly derived from the box office results of the IMAX locations. If consumers’ discretionary income globally or in a particular geography falls for any reason, including an economic downturn or recession, sustained inflationary conditions, high interest rates, and supply chain issues, and/or movie-going becomes less popular and consumers’ willingness to purchase tickets to IMAX locations declines, the Company’s business and revenues may be adversely affected as a result. Furthermore, sustained inflationary pressures observed globally could materially increase the cost of goods, services and personnel, which could cause an increase in the Company’s operating costs.

The Company also depends on exhibitors to purchase, lease, and install IMAX Systems and to supply venues in which to exhibit IMAX films. The Company is unable to predict the pace at which exhibitors will purchase, lease, or install IMAX Systems with the Company. Furthermore, exhibitors generate revenues from consumer attendance at their theaters, which depends on the willingness and ability of consumers to visit movie theaters and spend discretionary income at movie theaters. In the event of declining box office and concession revenues or other economic headwinds, exhibitors may choose to reduce their levels of presence or expansion, be less willing to invest capital in IMAX Systems, negotiate economic terms that are less favorable to the Company, or decide not to enter into transactions with the Company. Exhibitors’ unwillingness and/or inability to purchase, lease and/or install IMAX Systems would adversely impact the Company’s business and revenue.

The Company’s success is directly related to the availability and success of the IMAX remastered films and other content released to the IMAX network.

An important factor affecting the Company’s growth is the availability and strategic selection of content for IMAX locations and the performance of such content. The Company itself produces only a small amount of content and, as a result, the Company relies principally on content produced by third-party content creators, including both Hollywood and local language features converted into the IMAX format. In 2025, 126 films and other content (122 new films and 4 re-releases) were released to the Company’s global network. There is no guarantee that content creators will continue to release content to the IMAX network, or that the content selected for release to the IMAX network will be commercially successful.

The Company is directly impacted by the commercial success and global box office results of the films released to the IMAX network through its JRSAs, as well as through the percentage of the GBO receipts the Company receives from the studios releasing IMAX films, and the Company’s continued ability to secure films, find suitable partners for joint revenue sharing arrangements (“JRSA”) and to sell IMAX Systems. The commercial success of films released to IMAX locations depends on a number of factors outside of the Company’s control, including whether the film receives critical and consumer acclaim, the timing of its release, the success of the marketing efforts of the studio releasing the film, industry labor disputes, consumer preferences and trends in cinema attendance. Moreover, films can be subject to delays in production or changes in release schedule, which can negatively impact the number, timing and quality of IMAX films released to the Company’s global network.

In addition, as the Company’s international network has expanded, the Company has signed deals with studios in other countries to convert local language films to IMAX’s format and release them to the IMAX network. The Company may be unable to select films which will be successful in international markets or may be unsuccessful in selecting the right mix of Hollywood and local language films for a particular country or region, notably Greater China, the Company’s largest market. Also, conflicts in international release schedules may make it difficult to release every IMAX film in certain markets.

Furthermore, if global box office results of the films released to the IMAX network are not satisfactory or if the scale of the IMAX network declines or does not increase at the same rate as anticipated, studios may be less willing to convert their films into IMAX’s format for exhibition in IMAX locations, which would adversely impact the Company’s revenue generated from both Film Remastering and Distribution of content across the IMAX network. For additional discussion of the risks related to IMAX Systems and network, please read the above risk factor titled “—General political, social and economic conditions can affect the Company’s business by reducing both revenues generated from existing IMAX Systems and the demand for new IMAX Systems.”

The Company’s business may be materially adversely affected by the imposition of tariffs and other trade barriers and retaliatory countermeasures implemented by the United States and other governments.

Since 2025, the U.S. government has implemented substantial and rapidly evolving changes to U.S. trade policies, including increased tariffs and changes in U.S. participation in multilateral trade agreements, while other countries, China and Canada in particular, have undertaken retaliatory measures in response to such changes. While many of the tariffs implemented by the U.S. government were struck down by the U.S. Supreme Court on February 20, 2026, the full extent of the impact of this ruling is uncertain and the impact of previously implemented tariffs and trade policies or of tariffs and trade policies announced in the future could adversely impact the Company’s operations, costs and expenses applicable to revenues and cash flows. The Company continues to closely monitor these developments (including whether tariff refunds may be available in light of the recent judicial decision), and there can be no guarantees that further changes to U.S. trade policy and/or retaliatory actions by other countries will not occur.

Additionally, uncertainty about global trade relationships has and may continue to increase market volatility, currency exchange rate fluctuation, and economic instability, which may adversely impact the Company’s results of operations. Furthermore, any resulting downturn or increase in geopolitical tensions may adversely impact consumers’ discretionary income and/or consumer purchasing behavior, which could have a material adverse effect on box office receipts and on the Company’s results of operations and financial condition.

The extent and duration of previously implemented tariffs and retaliatory actions, the potential changes in tariffs and trade policies in light of the Supreme Court ruling, and the resulting impacts on general economic conditions around the world and on the global filmed entertainment industry in particular, are uncertain and depend on numerous factors, such as the responses of and negotiations among the affected countries. As such, the Company cannot predict the impact to its business from any future changes to the trading relationships between the United States and other countries or the impact of new laws or regulations adopted by the United States or other countries. Furthermore, any adverse development in these areas could exacerbate other risks discussed in “—The Company conducts business internationally, which exposes it to uncertainties and risks that could negatively affect its operations, sales, and future growth prospects,” “—The Company faces risks in connection with its significant presence in China and the continued expansion of its business there,” and “—General political, social and economic conditions can affect the Company’s business by reducing both revenues generated from existing IMAX Systems and the demand for new IMAX Systems.”

The Company is undertaking brand extensions and new business initiatives, and the Company’s investments and efforts in such business evolution may not be successful.

The Company is undertaking brand extensions and new business initiatives. These initiatives represent potential new areas of growth for the Company and could include the offering of new products and services that may not be accepted by the market. The Company has recently explored initiatives in the field of in-home entertainment technology, including the development of the Company’s SCT business to bring The IMAX Experience to users across streaming platforms and consumer devices. The in-home entertainment industry is an intensely competitive business and dependent on consumer demand, over which the Company has no control. The Company has also invested in the connection of the IMAX network to facilitate bringing more unique content, including broadcasts of live events, to IMAX audiences in theaters. New initiatives could also involve acquisitions or the formation of joint ventures and business alliances.

New business initiatives involve significant challenges and risks, including that they may not advance the Company’s long-term business strategy, that the Company realizes an unsatisfactory return on its investments or fails to realize anticipated business synergies, that the Company has difficulty integrating or retaining new employees, systems, and technology, that the Company has disagreements with a relevant partner with respect to financing, management, and development, that the Company fails to identify or anticipate risks and liabilities of acquired companies in advance of acquisition, or that management gets distracted from the Company’s core business. Also, it may take longer than expected to realize the full benefits from these initiatives such as increased revenue or enhanced efficiencies, or the benefits may ultimately be smaller than the Company expected. If any new brand extensions and business initiatives in which the Company invests or attempts to develop do not progress as planned, the Company may be adversely affected by investment expenses that have not led to the anticipated results, including by the write-downs of its assets, by the distraction of management from its core business or by damage to its brand or reputation.

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

The nature of the Company’s business involves access to and storage of confidential and proprietary content and other information, including its own intellectual property and the intellectual property of certain movie studios or partners it may work with, as well as certain information regarding the Company’s customers, employees, licensees, and suppliers. Although the Company maintains procedures, internal policies and technological security measures intended to safeguard such content and information, as well as a cybersecurity insurance policy, the Company’s information technology systems, and the information technology systems of its current or future third-party vendors, collaborators, consultants and service providers, could be penetrated by internal or external parties intent on extracting information, corrupting information, stealing intellectual property or trade secrets, or disrupting business processes. Information security risks have increased in recent years because of the proliferation of new technologies and the increased sophistication and activities of perpetrators of cyber-attacks, including from emerging technologies, such as advanced forms of AI and quantum computing. The Company’s information technology infrastructure may be vulnerable to such attacks, including through the use of malware, software bugs, computer viruses, ransomware, social engineering, and denial of service. Such attacks could compromise the Company’s security measures or the security measures of parties with which the Company does business. Because the techniques that may be used to circumvent the Company’s safeguards change frequently and may be difficult to detect, the Company may be unable to anticipate any new techniques or implement sufficient preventive security measures. In addition, the Company’s sensitive, proprietary, or confidential information could be leaked, disclosed, or revealed as a result of or in connection with the Company’s employees’ or third-party vendors’ use of generative AI technologies. While the Company seeks to monitor such attempts and incidents and to prevent their recurrence through monitoring and modifications, if needed, to the Company’s internal procedures and information technology infrastructure, and provides information security training and compliance program to its employees on an annual basis, in some cases preventive action might not be successful. Moreover, the development and maintenance of these security measures may be costly and will require ongoing updates as technologies evolve and techniques to overcome the Company’s security measures become more sophisticated. Any such attack or unauthorized access could result in a disruption of the Company’s operations, the theft, unauthorized use or publication of confidential or proprietary information of the Company or its customers, employees, licensees or suppliers, a reduction of the revenues the Company is able to generate from its operations, damage to the Company’s brand and reputation, a loss of confidence in the security of the Company’s business and products, or significant legal and financial exposure, each of which could potentially have an adverse effect on the Company’s business. Refer to Part 1, Item 1C, “Cybersecurity” for additional information.

In addition, a variety of laws and regulations at the international, national, and state level govern the Company’s collection, use, protection and processing of personal data. These laws, including but not limited to the General Data Protection Regulation, the California Consumer Privacy Act, and China’s Personal Information Protection Law, are constantly evolving and may result in increasing regulatory oversight and public scrutiny in the future. The Company’s actual or perceived failure to comply with such laws and regulations could result in fines, investigations, enforcement actions, penalties, sanctions, claims for damages by affected individuals, or damage to the Company’s reputation, among other negative consequences, any of which could have a material adverse effect on its financial performance.

RISKS RELATED TO THE COMPANY’S INTERNATIONAL OPERATIONS

The Company conducts business internationally, which exposes it to uncertainties and risks that could negatively affect its operations, sales, and future growth prospects.

A significant portion of the Company’s revenues and of the GBO earned by the Company’s exhibitor customers are generated outside the United States and Canada. Approximately 62%, 58%, and 64% of the Company’s revenues were derived outside of the United States and Canada in 2025, 2024, and 2023, respectively. As of December 31, 2025, approximately 72% of IMAX Systems in backlog were scheduled to be installed in international markets. The Company’s network spanned 91 different countries as of December 31, 2025, and the Company expects its international operations to continue to account for an increasingly significant portion of its future revenues. There are a number of risks associated with operating in international markets that could negatively affect the Company’s operations, sales and future growth prospects. These risks, among others, include:

Operational and Supply Chain Risks

•difficulties in obtaining competitively priced key commodities, raw materials, and component parts from various international sources that are needed to manufacture quality products on a timely basis;

•dependence on foreign distributors and their sales channels;

•reliance on local partners, including in connection with JRSAs;

•difficulties in staffing and managing foreign operations;

•inability to complete installations of IMAX Systems, including as a result of material disruptions or delays in the Company’s supply chains, or collect full payment on installations thereof;

•public health concerns, including pandemics or epidemics, and regulations in response thereto, which could adversely affect the Company’s and its customers’ operations; and

•harm to the IMAX brand from operating in countries with records of controversial government action, including human rights abuses.

Financial and Macroeconomic Risks

•fluctuations in the value of foreign currencies versus the U.S. Dollar, potential currency devaluations, and imposition of foreign exchange controls in foreign jurisdictions;

•adverse changes in foreign government monetary and/or tax policies, and/or difficulties in repatriating cash from foreign jurisdictions (including with respect to China, where approval of the State Administration of Foreign Exchange is required);

•requirements to provide performance bonds and letters of credit to international customers to secure IMAX System component deliveries;

•less accurate and/or less reliable box office reporting;

•difficulties in establishing market-appropriate pricing; and

•economic conditions in foreign markets, including inflation.

Geopolitical, Trade, and Regulatory Compliance Risks

•new and potentially changing tariffs, trade protection measures, import or export licensing requirements, trade embargoes, sanctions and export controls, and other trade barriers, including but not limited to planned, implemented or threatened tariffs and retaliatory responses thereto, or the residual impacts and uncertainty as a result of changes in tariff or trade policy;

•new restrictions on access to markets, both for IMAX Systems and content;

•unusual or burdensome foreign laws or regulatory requirements or unexpected changes to those laws or requirements, including censorship of content that may restrict what films or other content are exhibited across the Company’s network;

•local business practices that can present challenges to compliance with applicable anti-corruption and bribery laws;

•poor recognition of intellectual property rights;

•difficulties in enforcing contractual rights; and

•war, conflict, geopolitical tensions and other political, economic and social instability, terrorist attacks and security concerns, such as escalating tensions in the Taiwan Strait, the ongoing conflict between Russia and Ukraine (the Company has 54 theaters in Russia where IMAX services have been suspended), and tensions in the Middle East (including intensified discussions around regime change in Iran), which could result in consequences, including adverse consequences, for the Company’s interests in different regions of the world.

Additionally, global geopolitical tensions and actions that governments take in response may adversely impact the Company’s ability to operate in such regions and/or result in global or regional economic downturns. For example, the ongoing conflict between Russia and Ukraine and responses thereto have had and may continue to have an adverse impact on the Company’s business and results of operations in affected regions, including the continued suspension of the Company’s operations in the region. Given the uncertainty as to the scope, intensity, duration and outcome of geopolitical conflicts, it is difficult to predict the full extent of the adverse impact of geopolitical conflicts on the Company’s business and results of operations. Additionally, given the global nature of the Company’s operations, any protracted conflict or the broader macroeconomic impact of geopolitical conflicts and sanctions imposed in response thereto, have had and could continue to have an adverse impact on the Company’s business, results of operations, financial condition, and future performance and may also magnify the impact of other risks described herein, including the risk of cybersecurity attacks, which may impact information technology systems unrelated to the conflict, or jeopardize critical infrastructure in jurisdictions where the Company operates.

While the Company has implemented policies, internal controls, and other measures reasonably designed to promote compliance with applicable laws and regulations related to doing business internationally, any violations of these laws and regulations, or even allegations of such a violation, could disrupt the Company’s operations and harm the Company’s business, financial condition and results of operations. In addition, changes in United States or Canadian foreign policy can present additional risks or uncertainties as the Company continues to expand its international operations. Opening and operating theaters in markets that have experienced geopolitical or sociopolitical unrest or controversy, including through partnerships with local entities, exposes the Company to the risks listed above, as well as additional risks of operating in a volatile region. Such risks may negatively impact the Company’s business operations in such regions and may also harm the Company’s brand. Moreover, a deterioration of the diplomatic relations between the United States or Canada and a given country may impede the Company’s ability to conduct business in such countries and have a negative impact on the Company’s financial condition and future growth prospects.

The Company faces risks in connection with its significant presence in China and the continued expansion of its business there.

As of December 31, 2025, the Company had 810 IMAX Systems operating in Greater China with an additional 215 systems in backlog, which represent 50% of the Company’s current backlog. Of the IMAX Systems currently scheduled to be installed in Greater China, 82% are under JRSAs, which further increases the Company’s ongoing exposure to box office performance in this market.

The China market faces a number of risks, including changes in laws and regulations, currency fluctuations, increased competition, and changes in economic conditions, including an economic downturn or recession, trade embargoes, restrictions or other barriers, as well as other conditions that may impact the Company’s exhibitor and studio partners, and consumer spending. A slowdown of China’s economic growth in recent years has caused some exhibitors in Mainland China, including several of the Company’s exhibitor partners, to experience financial difficulties which, in certain cases, has resulted in delays in meeting payment and IMAX System installation obligations to the Company and permanent closure of underperforming theaters. There are no guarantees that such financial difficulties will not continue, or that partner delays or failures to meet contractual obligations will not occur in the future, adversely impacting the Company’s future revenues and cash flows.

The Company does not believe that it is currently required to obtain any permission or approval from the China Securities Regulatory Commission, the Cyberspace Administration of China or any other regulatory authority in the People’s Republic of China (“PRC”) for its operations, but there can be no assurance that such permissions or approvals would not be required in the future and, if required, that they would be granted in a timely manner, on acceptable terms, or at all. Furthermore, PRC regulators, including the Cyberspace Administration of China, the Ministry of Industry and Information Technology, and the Ministry of Public Security, have been increasingly focused on the regulation of data security and data protection. Regulatory requirements concerning data protection and cybersecurity, as well as other requirements concerning operations of foreign businesses, in the PRC are evolving, and their enactment timetable, interpretation and implementation involve significant uncertainties. To the extent any additional PRC laws and regulations become applicable to the Company, it may be subject to increased risks and uncertainties associated with the legal system in the PRC, including with respect to the enforcement of laws and the possibility of changes of rules and regulations with little or no advance notice.

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

Ongoing political tensions between China and the United States could exacerbate any or all of these risks. Although the United States and China reached a reported trade truce in October 2025, the agreement is only for one year, and it leaves many issues unresolved, resulting in continued uncertainty over the trade relationship. Adverse developments in the U.S.-China relationship could heighten the foregoing risks, could impact the Company’s future net income and cash flows and could cause the Company to fail to achieve anticipated growth in China and/or monetize its current assets.

The Company may experience adverse effects due to exchange rate fluctuations.

A majority of the Company’s revenues is denominated in U.S. Dollars while a substantial portion of its expenses is denominated in Canadian Dollars. While the Company seeks to manage its exposure to foreign exchange rate risks through its regular operating and financing activities and, when appropriate, through the use of derivative financial instruments, the Company may not be successful in reducing its exposure to these fluctuations. The use of derivative financial instruments is intended to mitigate or reduce transactional level volatility in the results of foreign operations, but does not completely eliminate volatility. Even in jurisdictions in which the Company does not accept local currency or requires minimum payments in U.S. Dollars, significant local currency issues may impact the profitability of the Company’s arrangements with its customers, which ultimately affect the ability to negotiate cost-effective arrangements and, therefore, the Company’s results of operations.

In addition, because IMAX content generates box office dependent revenue in 91 different countries as of December 31, 2025, unfavorable exchange rates between applicable local currencies and the U.S. Dollar can affect the GBO generated by the Company’s exhibitor customers and its revenues.

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

The Company’s primary customers are commercial multiplex exhibitors. Since 2016, the commercial exhibition industry has undergone significant consolidation both domestically and internationally. For example, in 2025, South Korea’s Megabox and Lotte Cinema entered into a merger agreement and are expected to form that nation’s largest theatrical exhibition entity. Exhibitor concentration has resulted in certain exhibitor chains constituting a material portion of the Company’s network and revenue. For instance, Wanda Film (“Wanda”) is the Company’s largest exhibitor customer, representing approximately 8% of the Company’s total revenues in 2025. As of December 31, 2025, through the Company’s partnership with Wanda, there were 393 IMAX Systems operational in Greater China and Wanda represented approximately 21% of the global network and 10% of the Company’s global backlog. The share of the Company’s revenue that is generated by Wanda is expected to continue to grow as IMAX Systems in backlog with Wanda are opened. No assurance can be given that significant customers, such as Wanda, will continue to purchase IMAX Systems and/or enter into JRSA with the Company and if so, whether contractual terms will be affected. If the Company does business with Wanda or other large exhibitor chains less frequently or on less favorable terms than currently, the Company’s business, financial condition or results of operations may be adversely affected. In addition, an adverse economic impact on a significant customer’s business operations could have a corresponding material adverse effect on the Company.

The Company also receives revenues from studios releasing IMAX films. Hollywood studios have also experienced and continue to experience consolidation, as evidenced by the 2025 acquisition of Paramount by Skydance and a potential acquisition of Warner Bros. Studio consolidation could result in individual studios comprising a greater percentage of the Company’s business and overall Content Solutions segment revenue, and could expose the Company to the same risks described above in connection with exhibitor consolidation. In addition, studio consolidation may lead to a reduction in content variety and overall output and/or theatrical release of content, particularly if a studio acquirer is not in the traditional studio production business. Such reduction may adversely impact the availability of films for conversion into the IMAX format and distribution into the IMAX network.

Failure to respond adequately or in a timely fashion to changes and advancements in technology could negatively affect the Company’s business.

In order to keep pace with changes and advancements in technology and in order to continue to provide an experience that is premium to and differentiated from conventional entertainment experiences, the Company has made, and expects to continue to make, significant investments in technology in the form of research and development and the acquisition of third-party intellectual property and/or proprietary technology. A significant portion of the Company’s research and development efforts have been focused on the IMAX Laser Systems and film cameras. The Company continues to invest in other projects, including the development of new SCT product offerings and improvements to its existing product suite. The process of developing new technologies is inherently uncertain and subject to certain factors that are outside of the Company’s control, including reliance on third-party partners and suppliers, and the Company can provide no assurance its investments will result in commercially viable advancements to the Company’s existing products or in commercially successful new products, or that any such advancements or products will improve upon existing technology or be developed within the timeframe expected.

AI technologies and their uses are currently undergoing rapid change. If the Company fails to enhance its current AI products and develop new products in response to changes in technology or industry standards, the Company fails to bring product enhancements or new product developments to market quickly enough, or the Company fails to respond to increasing competition from AI-generated content (e.g., AI-created videos or movies), the Company’s AI-enabled products could rapidly become less competitive or obsolete.

The introduction of new, competing products and technologies could harm the Company’s business.

The entertainment industry is very competitive. The Company faces competition in both in-home and out-of-home entertainment, including within the theatrical space. For example, according to research conducted by Omdia, there were approximately 35,000 conventional-sized screens in North American commercial multiplexes in 2024. In addition, exhibitors and entertainment technology companies have introduced their own branded, large-screen 3D auditoriums or other premium theater systems, such as CJ CGV’s 4DX and ScreenX, and in many cases, have marketed those auditoriums or theater systems as having similar quality or attributes as an IMAX System. The rising consumer interest in premium cinematic experiences has resulted in demand for premium formats and could drive more investment into the Company’s competitors. If the Company is unable to continue to produce theater systems or provide experiences which are premium to, or differentiated from, other theater systems or entertainment experiences, respectively, consumers may be unwilling to pay the price premiums associated with the cost of IMAX tickets and the global box office performance of IMAX films could decline. The declining global box office performance of IMAX films could materially and adversely harm the Company’s business and prospects. Furthermore, many of the Company’s commercial exhibitor customers are reliant on the availability of retail shopping malls, which compete with other forms of retailing such as online retail websites, and have been and may continue to be adversely affected by the changes in the retail shopping landscape and consumer purchasing patterns. The Company may in turn be adversely affected by the challenges faced by its exhibitor customers.

The Company also faces in-home competition from a number of alternative content distribution channels such as streaming services, video-on-demand, internet, and broadcast and cable television. The average exclusive theatrical release window for films has decreased over the years, and there can be no assurance that this release window, which is determined by the movie studios, will not shrink further, which could have an adverse impact on the Company’s business and results of operations. Furthermore, there can be no assurance that film studios will not increase the direct or concurrent release of films to streaming services in the future, intensifying in-home competition. Several streaming services release original films directly to subscribers, bypassing theatrical distribution. The Company further competes for the public’s leisure time and disposable income with other forms of entertainment, including gaming, sporting events, concerts, live theater, social media, and restaurants. Furthermore, the Company competes with entertainment and media companies with new technologies and/or substantially greater capital resources to develop and support them.

The Company may not be able to adequately protect its intellectual property, and competitors could misappropriate its technology or brand, which could weaken its competitive position.

The Company depends on its proprietary knowledge regarding IMAX Systems including digital, audio, and film technology. The Company relies principally upon a combination of copyright, trademark, patent and trade secret laws, restrictions on disclosures and contractual provisions to protect its proprietary and intellectual property rights. These laws and procedures may not be adequate to prevent unauthorized parties from attempting to copy or otherwise obtain the Company’s processes and technology or deter others from developing similar processes or technology, which could weaken the Company’s competitive position and require the Company to incur costs to secure enforcement of its intellectual property rights. The protection provided to the Company’s proprietary technology by the laws of foreign jurisdictions may not protect it as fully as the laws of Canada or the United States. The lack of protection afforded to intellectual property rights in certain international jurisdictions may be increasingly problematic given the extent to which the future growth of the Company is anticipated to come from foreign jurisdictions. The Company may develop proprietary technology or knowledge, including AI-generated works, that are not entitled to intellectual property protection. Finally, some of the underlying technologies of the Company’s products and system components are not covered by patents or patent applications.

The Company owns patents issued and patent applications pending, including those covering its digital projector, digital conversion technology, laser illumination technology, and other inventions relating to imaging technology and video quality assessment. The Company’s patents are filed in the United States, often with corresponding patents or filed applications in other jurisdictions, such as Canada, China, Belgium, Japan, France, Germany, and the United Kingdom. The patent applications pending may not be issued or the patents may not provide the Company with any competitive advantage. The patent applications may also be challenged by third parties. Several of the Company’s issued patents expire between 2026 and 2043.
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

Any claims or litigation initiated by the Company to protect its proprietary technology or other intellectual property could be time consuming, costly, and divert the attention of its technical and management resources. If the Company chooses to go to court to stop a third party from infringing its intellectual property, that third party may ask the court to rule that the Company’s intellectual property rights are invalid and/or should not be enforced against that third party.

The Company relies upon trade secrets and other confidential and proprietary know-how to develop and maintain the Company’s competitive position. While it is the Company’s policy to enter into agreements imposing nondisclosure and confidentiality obligations upon its employees and third parties to protect the Company’s intellectual property, these obligations may be breached, may not provide meaningful protection for the Company’s trade secrets or proprietary know-how, or adequate remedies may not be available in the event of an unauthorized access, use or disclosure of the Company’s trade secrets and know-how. Furthermore, despite the existence of such nondisclosure and confidentiality agreements, or other contractual restrictions, the Company may not be able to prevent the unauthorized disclosure or use of its confidential proprietary information or trade secrets by consultants, vendors and employees. In addition, others could obtain knowledge of the Company’s trade secrets through independent development or other legal means.

The Company believes that protecting the IMAX brand is a critical element in maintaining the Company’s relationships with studios and its exhibitor clients and building and maintaining brand loyalty and recognition. Though the Company relies on a combination of trademark and copyright law as well as its contractual provisions to protect the IMAX brand, those protections may not be adequate to prevent erosion of the brand over time, particularly in foreign jurisdictions. Erosion of the brand could threaten the demand for the Company’s products and services and impair its ability to grow future revenue streams. In addition, if any of the Company’s registered or unregistered trademarks, trade names or service marks is challenged, infringed, circumvented, declared generic or determined to be infringing on other marks, it could have an adverse effect on the Company’s sales or market position.

The Company may be subject to claims of infringement of third-party intellectual property rights that are costly to defend, result in the diversion of management’s time and efforts, require the payment of damages, limit the Company’s ability to use particular technologies in the future or prevent the Company from marketing its existing or future products and services.

The Company’s commercial success depends in part on not infringing, misappropriating, or violating the intellectual property rights of others. A third party could assert a claim against the Company for alleged infringement of its patent, copyright, trademark, or other intellectual property rights, including in relation to technologies that are important to the Company’s business. The Company may not be aware of whether its products or services do or will infringe existing or future patents or the intellectual property rights of others. In addition, there can be no assurance that one or more of the Company’s competitors who have developed competing technologies or the Company’s other competitors will not be granted patents for their technology and allege that the Company has infringed.

Any claims that the Company’s business infringes the intellectual property rights of others, regardless of the merit or resolution of such claims, could entail significant costs in responding to, defending, and resolving such claims. An adverse determination in any intellectual property claim could require the Company to pay damages and/or stop using its technologies, trademarks, copyrighted works, and other material found to be in violation of another party’s rights and could prevent the Company from licensing its technologies to others unless the Company enters into royalty or licensing arrangements with the prevailing party or are able to redesign its products and services to avoid infringement. Such a license may not be available on reasonable terms, if at all, and there can be no assurance that the Company would be able to redesign its services in a way that would not infringe the intellectual property rights of others. If the Company was required to make payments or comply with an injunction as a result of any infringement, its reputation and financial results could be harmed.

RISKS RELATED TO THE COMPANY’S REVENUES, EARNINGS, AND FINANCIAL POSITION

The Company’s operating results and cash flow can vary substantially from period to period and could increase the volatility of its share price.

The Company’s operating results and cash flow can fluctuate substantially from period to period. Fluctuations in IMAX System installations and IMAX GBO, particular, can materially affect operating results. Factors that have affected the Company’s operating results and cash flow in the past, and are likely to affect its operating results and cash flow in the future, include, among other things:

•the timing of signing and installation of new IMAX Systems (particularly for installations in newly-built multiplexes, which can result in delays that are beyond the Company’s control);

•the timing and commercial success of films distributed to the worldwide IMAX network;

•the demand for, and acceptance of, the Company’s products and services;

•the timing of revenue recognition of sale and sales-type leases;

•the classification of leases as sales-type versus operating;

•the level of its sales backlog;

•the signing of Film Remastering and distribution agreements;

•the financial performance of IMAX Systems operated by the Company’s exhibitor customers;

•financial difficulties faced by customers;

•the magnitude and timing of spending in relation to the Company’s research and development efforts and related investments, as well as new business initiatives, and the success thereof; and

•the number and timing of JRSA installations, related capital expenditures, and related cash receipts.

Most of the Company’s operating expenses are fixed in the short term. The Company may be unable to rapidly adjust its spending to compensate for any unexpected shortfall in sales or revenue, which would harm operating results for a particular period.

The Company’s systems revenue can vary significantly from its cash flows under IMAX System sales or lease agreements.

The Company’s systems revenue can vary significantly from the associated cash flows. The Company often provides financing to customers for IMAX Systems on a long-term basis through long-term sale or lease arrangements. The terms of these arrangements are typically 10 to 20 years with renewal provisions and provide for three major sources of cash flow to the Company:

•initial fees, which are paid in installments generally commencing upon the signing of the agreement until installation of the IMAX System;

•ongoing fees, which are paid monthly after the IMAX System has been opened to the public and are generally equal to the greater of a fixed minimum amount per annum or a percentage of box office receipts; and

•ongoing annual maintenance and extended warranty fees, which are generally payable annually or quarterly.

Initial fees generally make up the vast majority of cash received by the Company under IMAX System sales or sales-type lease agreements. For sale and sales-type leases, the revenue recorded is generally equal to the sum of initial fees and the present value of any future annual minimum payments. Sales arrangements may also include the present value of the estimated future variable consideration based on forecasted box office performance for the term. Cash received from initial fees in advance of meeting the revenue recognition criteria for the IMAX Systems is recorded as deferred revenue.

The Company also provides IMAX Systems to customers through JRSAs, which typically have an initial term of 10 years or longer. Under the traditional form of JRSA, in exchange for providing the IMAX System under a long-term lease, the Company earns rental revenues based on a percentage of contingent box office receipts rather than a fixed upfront fee or annual minimum payments. Under hybrid JRSA arrangement, the Company receives a reduced fixed upfront payment and a percentage of contingent box office receipts. For certain of JRSAs that are classified as operating leases, initial fees and fixed minimum ongoing payments are recognized as revenue on a straight-line basis over the lease term. Contingent payments in excess of fixed minimum ongoing payments are recognized as revenue when reported by customers, provided collectability is reasonably assured.

As a result of the above, the revenue set forth in the Company’s Consolidated Financial Statements does not necessarily correlate with the Company’s cash flow or cash position. Revenues include the present value of future contracted cash payments, and there is no guarantee that the Company will receive such payments if its customers default on their payment obligations or if box office does not actualize as forecasted.

The Company may not convert all of its backlog into revenue and cash flows.

As of December 31, 2025, the Company’s backlog included 434 IMAX Systems, consisting of 139 IMAX Systems under sales or lease arrangements and 295 IMAX Systems under JRSAs. The Company lists signed contracts for IMAX Systems for which revenue has not been recognized as backlog prior to the time of revenue recognition. The total value of the backlog represents all binding IMAX System sale or lease agreements scheduled to be installed in the future. Notwithstanding their legal obligations, some of the Company’s exhibitor customers may be delinquent in their contractual payments and/or not accept delivery of IMAX Systems that are included in the Company’s backlog. An economic or industry downturn may exacerbate exhibitor customer liquidity constraints and the risk of customers not accepting delivery of IMAX Systems. Construction projects that are linked to the construction of new malls are particularly susceptible to economic downturns and delays. Customers with system obligations in backlog sometimes request that the Company agree to modify or reduce such obligations, which the Company has agreed to do in the past under certain circumstances, and may agree to do in the future. Customer-requested delays in the installation of IMAX Systems in backlog remain a recurring and unpredictable part of the Company’s business, especially in China. A slow down in China’s economic growth in the past has caused several of the Company’s exhibition partners operating in China to delay payment or theater system installation obligations to the Company. Any reduction or change in backlog could adversely affect the Company’s future revenues and cash flows.

The Company’s inability to enter into renewals of new sales and lease agreements on favorable terms or at all would adversely affect its cash flows and operating results.

As of December 31, 2025, approximately 7% of the Company’s sales and lease agreements were due to expire in the ensuing 12 months. If these agreements are not renewed, or if the Company is unable to enter into new leases agreements comparable to those currently in effect in a timely manner, then the Company’s systems revenue could be adversely affected.

The Company’s revenues from existing customers are derived in part from financial reporting provided by its customers, which may be inaccurate or incomplete, resulting in lost or delayed revenues.

A portion of the Company’s revenue is based upon financial reporting provided by its customers. If such reporting is inaccurate, incomplete, or withheld, the Company’s ability to receive the appropriate payments it is owed in a timely fashion may be impaired. While the Company has the contractual ability to audit IMAX locations, this may not rectify payments lost or delayed as a result of customers not fulfilling their contractual obligations with respect to financial reporting.

There is collection risk associated with payments to be received over the terms of the Company’s agreements.

The Company is dependent in part on the viability of its customers for collections under the Company’s agreements. Exhibitors, other operators or smaller production studios may experience financial difficulties that could cause them to be unable to fulfill their contractual payment obligations to the Company. As a result, the Company’s future revenues and cash flows could be adversely affected.

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

The Company records write-downs for excess and obsolete inventories based upon current estimates of future events and conditions, including the anticipated installation dates for the current backlog of IMAX System contracts, technological developments, signings in negotiation and anticipated market acceptance of the Company’s current and pending IMAX Systems.

The Company has been and may continue to be subject to impairment losses related to goodwill and long-lived assets.

Under United States Generally Accepted Accounting Principles (“U.S. GAAP”), the Company tests goodwill annually for impairment and more frequently if events or changes in circumstances indicate that goodwill may be impaired. The Company also tests long-lived assets for impairment if events or changes in circumstances indicate that such assets with an asset group may be impaired. These events and circumstances may include a significant change in legal factors or in the business climate, a significant decline in the Company’s share price, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant disposal activity and the testing of recoverability for a significant asset group. If it is determined that sufficient future cash flows do not exist to support the current carrying value, the Company will be required to record an impairment charge in order to adjust the value of these assets to the newly established estimated value.

The Company may be required to record a significant charge to earnings in its Consolidated Financial Statements during the period in which any other impairment of its goodwill or long-lived assets is determined. For additional information, see Note 12 to the Consolidated Financial Statements.

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

The Company is incorporated under the federal laws of Canada, some of its directors and officers are residents of Canada and a substantial portion of its assets and the assets of such directors and officers are located outside the United States. As a result, it may be difficult for U.S. plaintiffs to effect service within the United States upon those directors or officers who are not residents of the United States, or to obtain or enforce against them or the Company judgments of U.S. courts predicated solely upon civil liability under the U.S. federal securities laws. In addition, it may be difficult for plaintiffs to bring an original action outside of the United States against the Company to enforce liabilities based solely on U.S. federal securities laws.

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

In addition, certain provisions in the Company’s 0.750% Convertible Senior Notes due 2030 (the “2030 Convertible Notes”) and the related indenture could make a third-party attempt to acquire the Company more difficult or expensive, discouraging a third party from acquiring the Company or removing incumbent management, which holders of the Company’s common shares may view as favorable.

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

As of December 31, 2025, the Company had approximately $413.4 million of consolidated indebtedness and liabilities. The Company may also incur additional indebtedness to meet future financing needs. The Company’s indebtedness could have significant negative consequences for its security holders and its business, results of operations and financial condition by, among other things:

•increasing its vulnerability to adverse economic and industry conditions;

•limiting its ability to obtain additional financing;

•requiring the dedication of a substantial portion of its cash flow from operations to service its indebtedness, which will reduce the amount of cash available for other purposes;

•limiting its flexibility to plan for, or react to, changes in its business;

•diluting the interests of its shareholders as a result of issuing common shares upon conversion of the 2030 Convertible Notes;

•holders of the 2030 Convertible Notes may, subject to certain conditions, require the Company to repurchase their 2030 Convertible Notes following a fundamental change; and

•placing the Company at a possible competitive disadvantage with competitors that are less leveraged than the Company or have better access to capital.

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

In addition, the Company may experience challenges with respect to employee retention given the current competitive labor market. A number of external factors beyond the Company’s control, including its industry’s highly competitive market for skilled workers and leaders, cost inflation, and workforce participation rates, may negatively affect the Company’s ability to retain and attract qualified employees. If the Company experiences high attrition rates in its employee population, the results of its operations may be adversely affected.

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

Public concern about climate change and governmental attention to climate matters has resulted in expanding mandatory and voluntary reporting, diligence, and disclosure on topics such as climate change impacts, carbon emissions, water usage, waste management, and risk oversight and has expanded and may continue to expand the nature, scope, and complexity of matters that the Company is required to control, assess, and report. Furthermore, regulatory efforts to combat climate change could result in increases in the cost of raw materials, taxes, transportation and utilities for the Company’s suppliers and vendors which would result in higher operating costs for the Company and potentially impact the availability of components used in the IMAX Systems. These and other rapidly changing laws, regulations, policies, interpretations, and expectations and shift in consumer sentiment may increase the cost of the Company’s compliance, divert management attention, alter the environment in which it does business, and expose the Company to potentially significant fines or other penalties if it is unable to comply with such laws, regulations or policies, any of which could have a material adverse effect on the Company’s business, results of operations, and financial condition. However, the Company is unable to predict at this time, the potential effects, if any, that any climate change initiatives may have on its business.

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

CYBERSECURITY RISK MANAGEMENT FRAMEWORK

The Company employs a multi-faceted cybersecurity risk management framework, which is integrated into its enterprise risk management system. The Company’s security policies and practices follows the ISO 27001 framework and manages its cybersecurity risks through a dedicated information security team, reporting to the Vice President, Information Security. The information security team is tasked with, among other things, assessing, identifying and managing material cybersecurity risks and overseeing the implementation of the Company’s cybersecurity strategy. The Company’s cybersecurity risk management includes, but is not limited to, the following elements.

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

Risk Mitigation Measures

The information security team implements and maintains a multi-layered defense approach designed to safeguard the Company’s information technology infrastructure in accordance with industry practices and updates the Company’s systems and software to address identified vulnerabilities. The Company has also developed an incident response and disaster recovery plan to respond to cybersecurity incidents.

Vendor Risk Management

The Company evaluates the risk profile of its third-party service providers as needed and may include cybersecurity enhancement or compliance requirements in its service agreements, as needed. The information security team periodically reviews key vendors and counterparties’ cybersecurity practices and may conduct audits or assessments at its discretion.

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

ROLE OF THE BOARD OF DIRECTORS

The Audit Committee oversees the Company’s risk management and assessment, including its mitigation strategies, and updates the Board on the Company’s risk profile and exposures on an as needed basis. With respect to cybersecurity, the Company’s Chief Technology Officer (“CTO”) and Vice President, Information Security update the Audit Committee on at least an annual basis on matters such as external cybersecurity threats and attack trends; updates to threat monitoring processes; the composition of the Company’s information security team; cybersecurity awareness training and testing; cybersecurity strategy; cybersecurity metrics, and assessments of the progress on cybersecurity programs; and the potential scope and impact of cybersecurity risks and incidents on the Company’s operations and financial condition. The Audit Committee may also meet with management on an ad hoc basis to discuss and review any material cybersecurity incidents or threats.

ROLE OF MANAGEMENT

Management is responsible for managing risks and informing the Board of the Company’s material near- and long-term risks and risk management strategies. Management presents the Company’s risk assessment, which includes its cybersecurity risks, to the Audit Committee on at least an annual basis.

The CTO leads management’s assessment and management of cybersecurity risks, including to monitor for the prevention, detection, mitigation, and remediation of cybersecurity incidents. The Company’s Vice President, Information Security leads the information security team, which is responsible for managing day-to-day cybersecurity risks and implementing and maintaining the Company’s cybersecurity strategy. The Vice President, Information Security reports to and regularly briefs the CTO on cybersecurity matters, including results of vulnerability testing and remediation, cyber incident responses, and progress on cybersecurity infrastructure initiatives. The CTO and Vice President, Information Security update the Audit Committee about cybersecurity risks and any investigation of a material cybersecurity incident.

The Company’s current CTO has over 25 years of experience in senior technology leadership roles, involving oversight of all aspects of technology development and technical operations, including cybersecurity.

The Company’s current Vice President, Information Security has over 20 years of experience in cybersecurity roles, including in cybersecurity engineering, information security assessment, and development and management of corporate security policies and governance problems.

Item 2. Properties

The Company’s principal executive offices are located in Mississauga, Ontario, Canada and New York, New York. As of December 31, 2025, the Company’s principal facilities are as follows:

	Operation	Own/Lease	Expiration
Mississauga, Ontario	Headquarters, Administrative, Assembly, Research and Development, and Maintenance Services	Own	N/A
Playa Vista, California	Sales, Marketing, Film Production and Post-Production	Own	N/A
New York, New York	Executive	Lease	2029
Tokyo, Japan	Sales, Marketing, and Maintenance Services	Lease	2028
Shanghai, China	Sales, Marketing, Maintenance Services, and Administrative	Lease	2029
Waterloo, Ontario	Sales, Marketing, Administrative, and Research and Development	Lease	Month to month
Dublin, Ireland	Sales, Marketing, Administrative, and Research and Development	Lease	2026
London, United Kingdom	Sales	Lease	2026

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

As of January 31, 2026, the Company had approximately 217 registered holders of record of its common shares.

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

The Company grants two types of performance stock units (“PSU”), one which vests based on a combination of employee service and the achievement of certain Adjusted EBITDA targets, and one which vests based on a combination of employee service and the achievement of total shareholder return (“TSR”) targets. The achievement of the Adjusted EBITDA and TSR targets in these PSUs is determined over a three-year performance period. For PSUs granted as of December 31, 2025, the number of PSUs that ultimately vest can range from 0% to a maximum vesting opportunity of 175% of the initial Adjusted EBITDA PSU award or 150% of the initial TSR PSU award depending upon actual performance versus the established Adjusted EBITDA and TSR targets, respectively, at the end of the three-year performance.

Performance Graph

The following graph compares the total cumulative shareholder return for $100 invested on December 31, 2020 (assuming that all dividends were reinvested) in common shares of the Company against the cumulative total return of the NYSE Composite Index, the S&P/TSX Composite Index and the IMAX Peer Group to the end of the most recently completed fiscal year. The IMAX Peer Group consists of Ambarella, Inc., Cinemark Holdings, Inc., Cineplex Inc., Corsair Gaming, Inc., Dolby Laboratories, Inc., fuboTV Inc., Harmonic Inc., Knowles Corporation, The Marcus Corporation, WildBrain Ltd., and Xperi Inc. The performance period includes the COVID-19 pandemic, which significantly impacted the out-of-home entertainment industry.

CUMULATIVE VALUE OF $100 INVESTMENT
$250.00
$200.00
$150.00
$100.00
$50.00
$-
2020
2021
2022
2023
2024
2025
S&P/TSX Composite
NYSE Composite
IMAX
PEERS INDEX

	December 31,
	2020	2021	2022	2023	2024	2025
IMAX	$100.00	$99.00	$81.35	$83.35	$142.06	$205.11
NYSE Composite	$100.00	$118.17	$104.54	$116.03	$131.48	$151.49
S&P/TSX Composite	$100.00	$122.78	$104.55	$116.15	$125.65	$169.06
PEERS INDEX	$100.00	$134.42	$77.11	$83.68	$91.16	$80.43

Issuer Purchases of Equity Securities

In 2017, the Company announced its Board of Directors approved a $200.0 million share repurchase program for its common shares that would have initially expired on June 30, 2020, which was subsequently extended for a 12-month period in 2020, 2021, and 2022 and increased in the total share repurchase authority to $400.0 million. In 2023, the Board of Directors approved a 36-month extension to its share repurchase program through June 30, 2026. In 2025, the Company announced an increase of $100.0 million in the Company’s share repurchase program along with a 12-month extension through June 30, 2027. As of December 31, 2025, the Company had $250.7 million available under the program. The repurchases may be made either in the open market or through private transactions, including repurchases made pursuant a plan intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, subject to market conditions, applicable legal requirements, and other relevant factors. The Company has no obligation to repurchase shares and the share repurchase program may be suspended or discontinued by the Company at any time. During the three months ended December 31, 2025, the Company did not repurchase any common shares.

As of December 31, 2025 and December 31, 2024, the IMAX LTIP trustee did not hold any shares. Any shares held with the trustee are recorded at cost and are reported as a reduction against Capital Stock on the Company’s Consolidated Balance Sheets.

The Company’s common share repurchase program activity for the three months ended December 31, 2025 was as follows:

	Three Months Ended December 31, 2025
	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum value of shares that may yet be purchased under the program
October 1 through October 31, 2025	—	$—	—	$250,720,352
November 1 through November 30, 2025	—	—	—	250,720,352
December 1 through December 31, 2025	—	—	—	250,720,352
Total	—	$—	—

In 2024, IMAX China’s shareholders granted its Board of Directors (the “IMAX China Board”) a general mandate authorizing the IMAX China Board, subject to applicable laws, to repurchase shares of IMAX China not to exceed 10% of the total number of issued shares as of June 7, 2024 (34,000,845 shares). This program expired on the date of the 2025 Annual General Meeting of IMAX China on June 12, 2025. During the 2025 Annual General Meeting, shareholders granted its Board of Directors a general mandate authorizing the IMAX China Board, subject to applicable laws, to repurchase share of IMAX China not to exceed 10% of the total number of shares outstanding as of June 12, 2025 (33,919,122 shares). This program will be valid until the 2026 Annual General Meeting of IMAX China. The repurchases may be made in the open market or through other means permitted by applicable laws. IMAX China has no obligation to repurchase its shares and the share repurchase program may be suspended or discontinued by IMAX China at any time. During the three months ended December 31, 2025, IMAX China did not repurchase any common shares.

For the years ended December 31, 2025 and 2024, there were no share purchases in the administration of employee share-based plans.

A summary of the material terms and conditions of the Company’s revolving credit facility, which includes a limitation of the amount of permitted share repurchases, is provided in Note 13 to “Consolidated Financial Statements” in Part II, Item 8.

Issuer Sales of Unregistered Securities

Refer to “Capital Stock — Share-Based Compensation” in Note 16 to “Consolidated Financial Statements” in Part II, Item 8.

Item 6. [Reserved]

Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Presented below is Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) for IMAX for the twelve months ended December 31, 2025 and 2024. This MD&A should be read in conjunction with the accompanying Consolidated Financial Statements and related notes and the discussion under Item 8 of the Company’s 2025 Annual Report on Form 10-K (this “Form 10-K”) and contains forward-looking statements that involve risks and uncertainties. Readers of this MD&A should review the sections titled “Special Note Regarding Forward-Looking Information”, “Risk Factors”, and “Quantitative and Qualitative Disclosures about Market Risk” for a discussion of forward-looking statements and factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements in the MD&A. For a discussion of results and comparisons for the twelve month ended December 31, 2023, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2024 Annual Report on Form 10-K.

OVERVIEW

IMAX Corporation (“IMAX”) is a premier global technology platform for entertainment and events. Through its proprietary software, auditorium architecture, patented intellectual property, and specialized equipment, IMAX offers a unique end-to-end solution to create superior, awe-inspiring immersive content experiences for which the IMAX® brand is globally renowned. Top filmmakers, movie studios, artists, and creators utilize the cutting-edge visual and sound technology of IMAX to connect with audiences in innovative ways. As a result, IMAX is among the most important and successful global distribution platforms for domestic and international tentpole films. The Company’s global content portfolio includes blockbuster films, both from Hollywood and local language film industries worldwide; IMAX documentaries, both original and acquired (“IMAX Documentaries”); and IMAX events and experiences in emerging verticals, including music, gaming, and sports.

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

IMAX has the largest global premium format network, more than double the size of its nearest competitor. As of December 31, 2025, there were 1,864 IMAX Systems operating in locations in 91 countries and territories, including 1,796 commercial multiplexes, 10 commercial destinations, and 58 institutional locations in the Company’s global network. This compares to 1,807 IMAX Systems operating in 90 countries and territories as of December 31, 2024, including 1,735 commercial multiplexes, 11 commercial destinations, and 61 institutional locations in the Company’s global network. Additional information on the composition of the IMAX network is provided in the discussion of “Marketing and Customers” in Part I, Item 1.

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

•large screens and proprietary auditorium geometry, which result in a substantially larger field of view than conventional theater systems so that the screen extends to the edge of a viewer’s peripheral vision and creates more realistic images;

•advanced sound system components, which deliver more expansive sound imagery than conventional theater systems and pinpointed origination of sound to any specific spot in an auditorium equipped with an IMAX System;

•specialized theater acoustics, which result in a four-fold reduction in background noise compared to conventional cinema experiences;

•ongoing maintenance and extended warranty services to ensure a consistent image and sound quality presentation across the IMAX global network ; and

•a license to the globally recognized IMAX brand, as well as benefits from IMAX marketing of films being shown in its network and IMAX’s growing social media followership.

The Company believes that the benefits related to the enhanced and differentiated image quality and film aspect ratio enable audiences in IMAX locations to feel as if they are a part of the on-screen action, creating a more intense, immersive, and awe-inspiring experience than a conventional cinematic format.

As a result of the engineering and scientific achievements that are a hallmark of The IMAX Experience®, the Company’s exhibitor customers typically charge a premium for films released in IMAX’s format versus films exhibited in their other auditoriums. The premium pricing, combined with the higher attendance levels associated with IMAX films, generates incremental box office receipts (“global box office”) for the Company’s exhibitor customers and for the movie studios releasing their films to the IMAX network. The incremental global box office generated by IMAX films combined with IMAX’s leading global network footprint and scale has helped establish IMAX as a key premium distribution and marketing platform for Hollywood and foreign local language movie studios.

In 2025, the Company’s diversified global programming and marketing strategy resulted in a global box office record of $1.28 billion, surpassing its previous record of $1.13 billion in 2019 by 13% and a 40% increase over the prior year comparative period. The Company achieved its highest grossing year at the domestic (United States and Canada) box office in 2025. Additionally, the Company had record box office in over 30 countries and territories worldwide in 2025, including China, Japan, Germany, India, Australia and Vietnam. The Company’s 2025 film slate was the largest in history, with 122 new films and other content released during the year, including a record 67 local language films. The top grossing titles released in 2025 included the Chinese film Ne Zha 2, which became the highest grossing IMAX release of all time in China and contributed to the highest grossing Chinese New Year in the Company’s history; Avatar: Fire and Ash, the Company’s highest grossing Hollywood release of the year, achieving 15% of the film’s total domestic opening weekend box office; F1: The Movie, Mission: Impossible - The Final Reckoning, and the Japanese film Demon Slayer: Infinity Castle. Local language content in 2025 generated $405.4 million in global box office for the Company or 32% of its total global box office, surpassing its previous record of $243.5 million set in 2023 by 66%. Throughout the year, the Company continually optimized its global IMAX network by taking a heavily diversified programming approach, playing multiple titles contemporaneously, and maintaining maximum scheduling flexibility.

In 2025, the Company released several films shot with IMAX proprietary cameras under the Filmed For IMAX® program, that generated more than $40.0 million in global IMAX box office on a per-title basis. IMAX captured at least 20% of the domestic opening weekend box office on each of Sinners, Mission: Impossible – The Final Reckoning, F1: The Movie, and Tron: Ares. Despite increasing competition for consumer attention across both out‑of‑home and in‑home entertainment, demand for premium large‑format experiences continued to strengthen. The Filmed For IMAX program helped drive the Company’s domestic box office market share to a record 5.2% and to a record global market share of 3.8%, up from 4.5% and 3.1%, respectively, in the prior year, even though IMAX represents only approximately 1% of domestic screens and less than 1% of screens worldwide.

In 2025, the Company partnered to release exclusive concert films and limited-run theatrical events, including Becoming Led Zeppelin with Sony Pictures, Prince - Sign O’ The Times and Rolling Stones - At The Max with Mercury Studios, Pink Floyd at Pompeii - MCMLXXII, Depeche Mode: M, and j-hope Tour ‘Hope on Stage’ The Movie with Trafalgar Releasing, One to One: John & Yoko with Magnolia Pictures, Springsteen: Deliver Me From Nowhere with 20th Century Studios, and G-Dragon in Cinema [Übermensch] with CJ CGV Co. Ltd. The Company also partnered with Bleecker Street for the release of Spinal Tap II: The End Continues, including a live Q&A event.

The Company also continued its partnership with A24 to present one-night-only IMAX releases of classic A24 titles, including Talk to Me, Moonlight, and Spring Breakers.

In addition, the Company released several event-based and live screenings in 2025, including Dead & Company Live in IMAX from Golden Gate Park with Los Muertos, The Grateful Dead Movie 2025 Meet-Up, and David Gilmour Live at the Circus Maximus, Rome with Trafalgar Releasing, and Girl Climber with Red Bull Studios. In collaboration with Runway AI, Inc, Runway’s 2025 AI Film Festival was released across ten North American IMAX locations. The Company further expanded its live content offerings through partnerships with NBC Universal for the SNL50: The Homecoming Concert in select IMAX North American locations, DAZN for the PSG v Marseille Le Classique Match in select IMAX locations across France, Wanda Film for the F1 Spanish Grand Prix screening across six IMAX locations in China, Major League Baseball for a live streaming of a World Series game across two IMAX locations in Japan and with multiple exhibitor partners in China the League of Legends Video Games 2025 finals across over 100 IMAX China locations. Furthermore, in 2025, the Company partnered with Netflix for release of Frankenstein across select IMAX locations.

The Company will continue to expand its partnerships and the scope and diversity of content it releases across its platform. Already announced for 2026 are the following concert films and events, many of which have exclusive IMAX windows: Stray Kids: The dominATE Experience, Eric Church: Evangeline vs. The Machine Comes Alive, Twenty One Pilots: More Than We Ever Imagined,

and EPiC: Elvis Presley in Concert. In addition, IMAX is working with Apple TV to bring the 2026 FIA Formula One World Championship live to select IMAX locations across the United States for the first time ever. Five of the most iconic Grands Prix in F1 — Miami, Monaco, Silverstone, Monza, and Austin — will be available across at least 50 IMAX locations nationwide.

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

The Company utilizes AI tools and technology across its products and business operations. Within its products, AI is used for purposes such as image enhancement and video streaming optimization. In its business operations, the Company employs AI in various functions, including research, data analysis, marketing, theater operations, slate programming, and general productivity improvements. It is actively exploring other global use cases for AI to improve its products, operations, and efficiency.

The Company’s business and financial performance depends in part on general political, social, and economic conditions, including changes to trade policies and tariffs. For a description of these risks, see Risk Factors “The Company’s business may be materially adversely affected by the imposition of tariffs and other trade barriers and retaliatory countermeasures implemented by the United States and other governments.”, “General political, social, economic conditions can affect the Company’s business by reducing both revenues generated from existing IMAX Systems and the demand for new IMAX Systems.”, “The Company conducts business internationally, which exposes it to uncertainties and risks that could negatively affect its operations, sales, and future growth prospects.” in Part I, Item 1A of this Form 10-K.

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

Content Solutions

The Content Solutions segment earns revenue from Film Remastering, including the distribution of this content across the IMAX global network. To a lesser extent, the Content Solutions segment also earns revenue from the distribution of large-format documentary films and IMAX events and experiences, including music, gaming, and sports to commercial IMAX theaters, as well as the provision of film post-production services.

Content Solutions segment results are influenced by the level of commercial success and box office performance of the films and other content released to the IMAX network, as well as other factors, including the timing of the releases, the timing of documentary downstream sales, the length of play across the IMAX network, the box office share take rates under the Company’s Film Remastering and distribution arrangements, the level of marketing spend associated with the releases in the year, and fluctuations in the value of foreign currencies versus the U.S. Dollar. The studio sector has experienced, and continues to experience, significant consolidation, which may impact the availability of films for release to the IMAX network. A detailed discussion of industry consolidations in included within “Industry overview—Competition—Exhibitor and Studio Consolidation.” in Part I, Item 1.

Film Remastering and Distribution

IMAX Film Remastering is a proprietary technology that digitally remasters films and other content into IMAX formats for distribution across the IMAX network. In a typical IMAX Film Remastering and distribution arrangement, the Company receives a percentage of the box office from a studio in exchange for converting a commercial film into the IMAX format and distributing it through the IMAX network. The fee earned by the Company in a typical IMAX Film Remastering and distribution arrangement averages approximately 12.5% of box office on a gross basis before sales taxes except within Greater China, where the Company often receives a lower percentage of net box office due to an incremental importation fee paid by the studios. All of the Company’s box office results in this Form 10-K are inclusive of China booking fees to be consistent with market reporting of global box office.

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

IMAX films also benefit from enhancements made by individual filmmakers exclusively for the IMAX release of the film. Collectively, the Company refers to these enhancements as “IMAX DNA.” Filmmakers and movie studios increasingly seek to infuse more IMAX DNA in theatrical releases to realize a filmmaker’s creative vision more fully, while generating interest and excitement among moviegoers. Such enhancements include shooting films with IMAX cameras to increase the audience’s immersion in the film and to take advantage of the unique dimensions of the IMAX screen by projecting the film in a larger aspect ratio that delivers up to 26% more image onto a standard IMAX movie screen versus a conventional screen. In select IMAX locations worldwide, movies filmed with IMAX cameras have an IMAX-exclusive 1.43 film aspect ratio, delivering up to 67% more image onto a standard conventional movie screen.

Filmed For IMAX is IMAX’s filmmaker partnership program. Filmmakers who participate in the program leverage IMAX technology throughout the production process to deliver a movie that is meant to be seen in an IMAX location. From pre-production, through to release, the Company works closely with filmmakers to maximize The IMAX Experience® for audiences. Filmed For IMAX movies are shot using either an IMAX certified digital camera or an IMAX film camera, with the IMAX Post-Production team working closely with the filmmaker from camera testing before the shoot begins, to on-set support, to test screenings, and post-production. Most Filmed For IMAX movies leverage IMAX’s exclusive expanded aspect ratio for select sequences and, occasionally, the entire film, and benefit from unique marketing support. The global box office metrics have demonstrated audiences respond extremely favorably to Filmed For IMAX titles, resulting in a higher market share for IMAX. In 2025, Filmed For IMAX titles have on average indexed over 8% higher than titles with no IMAX DNA.

Management believes that growth in global box office represents an important growth opportunity for the Company. The Company’s strategy to capitalize on this opportunity includes expanding the IMAX network into underpenetrated international markets and growing the number of local language films released, particularly in Japan, India, France, and South Korea. As the popularity of local language films has continued to increase, the Company has extended its content strategy to distribute local language content beyond native markets. In 2025, local language films exhibited across the Company’s global network generated $405.4 million in global box office, representing 32% of the Company’s total global box office, including the Chinese local language film, Ne Zha 2, which became the highest grossing IMAX release of all time in China, and Japanese local language film, Demon Slayer: Infinity Castle, which became the highest grossing IMAX release of all time in Japan.

The following table provides the number of new films and other content released to the Company’s global network during the years ended December 31, 2025 and 2024:

	Years Ended December 31,
	2025	2024
Hollywood film releases	30	40
Local language film releases:
China	25	25
Japan	11	14
India	11	11
South Korea	8	6
France	2	1
Vietnam	2	—
Thailand	1	2
Indonesia	1	1
Germany	1	—
Egypt	1	—
Saudi Arabia	1	—
Netherlands	1	—
Poland	1	—
Turkey	1	—
Malaysia	—	1
Total local language film releases	67	61
Other content experiences	25	17
Total film releases(1)	122	118
(1)For the year ended December 31, 2025, the films released to the Company’s global network include 15 with IMAX DNA (2024 — ten).

The films distributed through the Company’s global network during the year ended December 31, 2025 that generated the highest IMAX box office totals were Chinese local language film Ne Zha 2, Avatar: Fire and Ash, F1: The Movie, Mission: Impossible - The Final Reckoning, Japanese local language film Demon Slayer: Infinity Castle and Zootopia 2. In addition, during the year ended December 31, 2025, 25 alternative content films and events were distributed, including Becoming Led Zeppelin, Pink Floyd at Pompeii - MCMLXXII and Prince - Sign O’ The Times. (Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations ― Sources of Revenue ― Other Content Solutions” in Part II, Item 7.)

To date, in 2026, 21 titles have been released to the global IMAX network, including two titles with IMAX DNA, and the Company has announced the following additional 30 titles to be released in 2026:

Title	Studio	Scheduled Release Date(1)	IMAX DNA
Scream 7	Paramount Pictures	February 2026	—
Twenty One Pilots: More Than We Ever Imagined	Trafalgar Releasing	February 2026	—
The Revenant 10th Anniversary Re-Release	Walt Disney Studios	February 2026	—
The Bride!	Warner Bros. Pictures	March 2026	Filmed For IMAX
Hoppers	Walt Disney Studios	March 2026	—
Golden Kamuy 2(2)	Toho Cinemas	March 2026	—
Ghost Board(2)	M Studio	March 2026	—
Kiki’s Delivery Service(2)	Studio Ghibli/GKIDS	March 2026	—
Project Hail Mary	Amazon MGM Studios	March 2026	Filmed For IMAX
The Super Mario Galaxy Movie	Universal Pictures	April 2026	—
Michael	Lionsgate	April 2026	—
2DIE4(2)	Abdala Brothers	April 2026	—
Mortal Kombat II	Warner Bros. Pictures	May 2026	Filmed For IMAX
The Mandalorian and Grogu	Walt Disney Studios	May 2026	Filmed For IMAX
Disclosure Day	Universal Pictures	June 2026	—
Toy Story 5	Walt Disney Studios	June 2026	—
Supergirl	Warner Bros. Pictures	June 2026	Filmed For IMAX
Minions 3	Universal Pictures	July 2026	—
Moana	Walt Disney Pictures	July 2026	—
The Odyssey	Universal Pictures	July 2026	Filmed For IMAX
Flowervale Street	Warner Bros. Pictures	August 2026	Filmed For IMAX
Resident Evil	Sony Pictures	September 2026	Filmed For IMAX
Digger	Warner Bros. Pictures	October 2026	—
Street Fighter	Paramount Pictures	October 2026	Filmed For IMAX
Hunger Games: Sunrise on the Reaping	Lionsgate	November 2026	—
Narnia	Netflix	November 2026	Filmed For IMAX
Jumanji 3	Sony Pictures	December 2026	—
Avengers: Doomsday	Walt Disney Studios	December 2026	—
Dune: Part Three	Warner Bros. Pictures	December 2026	Filmed For IMAX
Ramayana(2)	DNEG	TBD	Filmed For IMAX
(1)The scheduled release dates in the table above are subject to change, may vary by territory, and may not reflect the date(s) of limited premiere events. (2)Denotes local language release.

The Company remains in active negotiations with studios for additional films to fill out its short- and long-term film slate for the IMAX network. The Company also expects to announce additional local language films and exclusive IMAX events and experiences to be released to its global network in 2026.

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

The Company believes that the IMAX network is a valuable global platform to launch and distribute original content, including documentaries. The ownership rights to such films may be held by the film sponsors, the film investors and/or the Company. As of December 31, 2025, the Company had distribution rights with respect to approximately 75 films, which cover subjects such as space, wildlife, music, sports, history and natural wonders.

In 2025, the Company released the institutional 3D version of The Blue Angels across select IMAX locations in North America, Europe, and Australia. In 2026, the Company plans to release the documentary Portrait of an Artist in collaboration with The National Basketball Association (“NBA”), Unanimous Media, and Religion of Sports offering an intimate glimpse into the life of NBA superstar Stephen Curry. In early 2026, The Lost Wolves of Yellowstone, in collaboration with Grizzly Creek Films LLC, and French language documentary Athos, produced by Federation Studio France were released. Upcoming 2026 documentaries, which are currently in production, include Stormbound produced by Academy Award-winning producer, Adam McKay; and Frontier produced in collaboration with Nocturnal Entertainment Productions, LLC, Atlas Entertainment LL, and Believe Entertainment Group, LLC. The Elephant Odyssey, a documentary in collaboration with Beach House Pictures Pte Ltd and China International Communications Group, is expected to be released in 2027.

In addition, the Company continues to evolve its platform to bring new, innovative IMAX events and experiences to audiences worldwide. As of December 31, 2025, the Company was able to deliver live and interactive events to over 400 locations worldwide.

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

The primary drivers of Technology Products and Services segment results are the number of IMAX Systems installed in a period, the costs associated with each installation, and lease payments tied to the box office performance of the films released to the IMAX network, as well as the associated maintenance contracts that accompany each installation. The average revenue and gross margin per IMAX System under sale and sales-type lease arrangements vary depending upon the number of IMAX System commitments with a single respective exhibitor, an exhibitor’s location, the type of IMAX System sold, and various other factors. The installation of IMAX Systems in theaters or multiplexes, which make up a large portion of the Company’s system backlog, depends primarily on the timing of the construction of those projects, which is not under the Company’s control. The Company depends principally on exhibitors to purchase or lease IMAX Systems and to fulfill their contractual commitments. Financial difficulties faced by exhibitor partners could result in delays in fulfillment of contractual obligations or an erosion in new signings. (Refer to “Risk Factors―The Company may not convert all of its backlog into revenue and cash flows.” in Part I, Item 1A.)

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

Joint Revenue Sharing Arrangements

The Company also provides IMAX Systems to exhibitors through JRSAs. Under the traditional form of these arrangements, the Company provides the IMAX System under a long-term lease in which the Company assumes the majority of the equipment and installation costs. In exchange for its upfront investment, the Company, generally, earns rent based on a percentage of contingent box office receipts rather than requiring the customer to pay a fixed upfront fee or fixed annual minimum payments. Rental payments from the customer are required throughout the term of the arrangement and are typically due either monthly or quarterly. The Company retains title to the IMAX System equipment components throughout the lease term, and the equipment is returned to the Company at the conclusion of the arrangement.

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

Under most JRSAs (both traditional and hybrid), the initial non-cancellable term is 10 years or longer and is renewable by the customer for one to two additional terms of between three to five years. The Company has the right to remove the equipment for non-payment or other defaults by the customer. The contracts are non-cancellable by the customer unless the Company fails to perform its material obligations.

The revenue earned from customers under the Company’s JRSAs can vary from quarter-to-quarter and year-to-year based on a number of factors that drive global box office levels. including film performance, the mix of IMAX System configurations, the timing of installation of IMAX Systems, the nature of the arrangement, the location, size. and management of the theater and other factors specific to individual arrangements.

JRSAs also require IMAX to provide maintenance and extended warranty services to the customer over the term of the lease in exchange for a separate fixed annual fee. These fees are reported within IMAX Maintenance, as discussed below.

JRSAs have been an important factor in the expansion of the Company’s commercial system network. JRSAs allow commercial theater exhibitors to install IMAX Systems without the significant initial capital investment required in a sale or sales-type lease arrangement. JRSAs drive recurring cash flows and earnings for the Company as customers under these arrangements pay the Company a portion of their ongoing box office receipts. The Company funds its investment in equipment for JRSAs through cash flows from operations. As of December 31, 2025, the Company had 911 locations under JRSAs in its global commercial multiplex network. The Company also had contracts in backlog for 295 systems under JRSAs as of December 31, 2025, including 183 new locations and 112 upgrades to existing locations.

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

All Other

Streaming and Consumer Technology

IMAX’s Streaming and Consumer Technology (“SCT”) business offers a single unified program: IMAX Enhanced®. This umbrella program builds on IMAX’s brand and proprietary VisionScience™ technology to deliver The IMAX Experience to users across streaming platforms and consumer devices. The new IMAX Enhanced program for partners includes three core elements:

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

3.Device Certification & Calibration: Establishes IMAX quality standards for consumer devices to ensure playback meets IMAX benchmarks. It assures that the enhancement and preservation of quality applied upstream for both Live and On-Demand workflows are maintained faithfully and experienced as intended on consumer devices. As of December 31, 2025, IMAX Enhanced certified devices in-market are with partners including Sony Electronics, Hisense, TCL, LG, and Philips.

The SCT products previously branded as StreamSmart™ (encoding optimization) and StreamAware™ (quality assurance and monitoring) have been integrated into the IMAX Enhanced program, streamlining operations and enabling partners to deliver premium viewing experiences validated through IMAX’s proprietary quality standards.

IMAX’s SCT represents an extension of the IMAX brand and technology beyond traditional theatrical programming into live streaming for connected theaters and live and on-demand streaming home entertainment experiences. Leveraging IMAX’s globally recognized brand and proprietary technology, IMAX Enhanced is designed to drive consumer engagement and create incremental return on investment for content owners and rights holders.

Other

All Other also includes revenues from sources including one owned and operated IMAX System in Sacramento, California; a commercial arrangement with one theater resulting in the sharing of profits and losses; and the provision of management services to three other theaters.

IMAX NETWORK AND BACKLOG

IMAX Network

The following table provides detailed information about the IMAX network by system type and geographic location as of December 31, 2025 and 2024:

	December 31, 2025				December 31, 2024
	Commercial Multiplex	Commercial Destination	Institutional	Total	Commercial Multiplex	Commercial Destination	Institutional	Total
United States	385	4	24	413	370	4	24	398
Canada	45	1	5	51	44	1	5	50
Greater China(1)	797	—	13	810	796	—	13	809
Asia (excluding Greater China)	201	1	2	204	185	1	2	188
Western Europe	152	3	7	162	135	4	8	147
Latin America(2)	64	1	6	71	62	1	7	70
Rest of the World	152	—	1	153	143	—	2	145
Total(3)	1,796	10	58	1,864	1,735	11	61	1,807
(1)Greater China includes China, Hong Kong, Taiwan, and Macau.
(2)Latin America includes South America, Central America, and Mexico.
(3)Period-to-period changes in the table above are reported net of the effect of permanently closed locations.

IMAX currently estimates a worldwide commercial multiplex addressable market of 4,466 commercial locations, of which there are 1,796 commercial IMAX Systems operating as of December 31, 2025, representing a market penetration of only 40%. The Company believes that the majority of its future growth will come from international markets. As of December 31, 2025, 76% of IMAX Systems in the global commercial multiplex network were located within international markets (defined as all countries other than the United States and Canada) (2024 ― 76%). More specifically, the Company’s network across all countries outside of the United Sates, Canada, and Greater China grew 8.4% in 2025. Revenues and GBO derived from international markets continue to exceed revenues and GBO from the United States and Canada.

The following tables provide detailed information about the commercial multiplex locations in operation within the IMAX network by arrangement type and geographic location as of December 31, 2025 and 2024:

	December 31, 2025
	Commercial Multiplex Locations in IMAX Network
	Traditional JRSA	Hybrid JRSA	Sales Arrangements(1)	Total
Domestic Total (United States & Canada)	278	6	146	430
International:
Greater China	393	98	306	797
Asia (excluding Greater China)	57	1	143	201
Western Europe	49	13	90	152
Latin America	5	—	59	64
Rest of the World	11	—	141	152
International Total	515	112	739	1,366
Worldwide Total(2)	793	118	885	1,796
(1)Includes Sales and Sales-Type Lease deal types. (2)Period-to-period changes in the tables above are reported net of permanently closed systems.

	December 31, 2024
	Commercial Multiplex Locations in IMAX Network
	Traditional JRSA	Hybrid JRSA	Sales Arrangements(1)	Total
Domestic Total (United States & Canada)	275	6	133	414
International:
Greater China	385	105	306	796
Asia (excluding Greater China)	50	1	134	185
Western Europe	45	14	76	135
Latin America	4	—	58	62
Rest of the World	12	—	131	143
International Total	496	120	705	1,321
Worldwide Total(2)	771	126	838	1,735
(1)Includes Sales and Sales-Type Lease deal types. (2)Period-to-period changes in the tables above are reported net of permanently closed systems.

Backlog

The following tables provide detailed information about the Company’s system backlog by arrangement type and geographic location as of December 31, 2025 and 2024:

	December 31, 2025
	IMAX System Backlog
	Traditional JRSA	Hybrid JRSA	Sales Arrangements(1)	Total
Domestic Total (United States & Canada)	95	2	25	122
International:
Greater China	86	90	39	215
Asia (excluding Greater China)	15	—	27	42
Western Europe	5	—	7	12
Latin America	—	—	6	6
Rest of the World	2	—	35	37
International Total	108	90	114	312
Worldwide Total(2)(3)	203	92	139	434
(1)Includes Sales and Sales-Type Lease deal types.
(2)Worldwide backlog total of 434 systems includes 216 new IMAX Laser Systems and 131 upgrades of existing locations to IMAX Laser Systems.
(3)Worldwide backlog total of 434 systems includes 303 new systems and 131 upgrades.

	December 31, 2024
	IMAX System Backlog
	Traditional JRSA	Hybrid JRSA	Sales Arrangements(1)	Total
Domestic Total (United States & Canada)	54	2	13	69
International:
Greater China	95	90	52	237
Asia (excluding Greater China)	18	2	32	52
Western Europe	12	—	18	30
Latin America	1	—	6	7
Rest of the World	2	—	43	45
International Total	128	92	151	371
Worldwide Total(2)(3)	182	94	164	440
(1)Includes Sales and Sales-Type Lease deal types.
(2)Worldwide backlog total of 440 systems includes 250 new IMAX Laser Systems and 85 upgrades of existing locations to IMAX Laser Systems.
(3)Worldwide backlog total of 440 systems includes 355 new systems and 85 upgrades.

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

Approximately 72% of IMAX System arrangements in backlog as of December 31, 2025 are scheduled to be installed in international markets (2024 ― 84%).

(Refer to “Risk Factors―The Company may not convert all of its backlog into revenue and cash flows.” in Part I, Item 1A.)

Signings and Installations

The following tables provide detailed information about IMAX System signings and installations for the years ended December 31, 2025 and 2024:

	Years Ended December 31,
	2025	2024
System Signings:
Sales Arrangements(1)	72	54
Traditional JRSA	94	76
Total IMAX System Signings(2)	166	130
(1)Includes Sales and Sales-Type Lease deal types. (2)Includes 78 IMAX System upgrades (2024 ― 73 upgrades).

	Years Ended December 31,
	2025	2024
System Installations(1):
Sales Arrangements(2)	82	63
Hybrid JRSA	1	—
Traditional JRSA	77	83
Total IMAX System Installations(3)	160	146
(1)Six IMAX Systems were relocated from their original location (2024 ― seven). When a system under a sale or sales-type lease arrangement is relocated, the amount of revenue earned by the Company may vary from transaction-to-transaction and is usually less than the amount earned for a new sale. In certain situations when a system is relocated, the original location is upgraded to an IMAX Laser System.
(2)Includes Sales and Sales-Type Lease deal types.
(3)Includes 62 IMAX System upgrades (2024 ― 69 upgrades).

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

IMAX Systems

The Company evaluates each of the performance obligations in an IMAX System arrangement to determine which are considered distinct, either individually or in a group, for accounting purposes and which of the deliverables represent separate performance obligations. The transaction price in an IMAX System arrangement is allocated to each good or service that is identified as a separate performance obligation based on estimated standalone selling prices. This allocation is based on observable prices when the Company sells the good or service separately. In circumstances when a selling price is not directly observable, the Company will estimate the standalone selling price using information available, including market assessments and expected cost plus margin.

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

The Company has established standalone prices for the System Obligation and maintenance and extended warranty services, as well as for film license arrangements. The Company uses the adjusted market assessment and cost-plus approaches for separate performance obligations that do not have standalone selling prices or third-party evidence of estimated standalone selling prices. The Company considers multiple factors including its historical pricing practices, product class, market competition and geography.

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

Variable consideration related to indexed minimum payment increases is outside of the Company’s control, but the movement in the rates is historically well documented and economic trends in inflation are easily accessible. Accordingly, for each contract subject to an indexed minimum payment increase, the Company estimates the most likely amount using published indices, subject to collectability. The average change over time in the consumer price index can significantly impact the Company’s estimates should inflation change at a higher level due to government policy and the impact of other events outside of its control. The amount of the estimated minimum payment increase is then recorded at its present value as of the date of recognition using the customer’s implied borrowing rate. (Refer to “Risk Factors - The Company conducts business internationally, which exposes it to uncertainties and risks that could negatively affect its operations, sales, and future growth prospects” in Part I, Item 1A.)

Variable consideration related to the level of the customer’s box office receipts is outside of the Company’s control as it is dependent upon the future commercial success of the films released to the IMAX network. The estimated variable consideration initially recognized by the Company is based on management’s box office projections for the location, which are developed using historical box office data for that location and, if necessary, comparable locations and territories. Using this data, management applies its understanding of these location markets to estimate the most likely amount of variable consideration to be earned over the term of the arrangement. Management then applies a constraint to this estimate by reducing the projection by a percentage factor for theaters or markets with no or limited historical box office experience. In cases where direct historical experience can be observed, average historical box office results, eliminating significant outliers, are used. The resulting amount of variable consideration is then recorded at its present value as of the date of recognition using a risk-weighted discount rate, subject to collectability. The Company reviews its variable consideration assets on at least a quarterly basis considering recent global box office performance and, when applicable, updated global box office projections for future periods. (Refer to “Risk Factors - The Company’s systems revenue can vary significantly from its cash flows under IMAX System sales or lease arrangements” in Part I, Item 1A.)

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

Inventories

The Company records write-downs for excess and obsolete inventories based upon management’s judgments regarding future events and business conditions, including the anticipated installation dates for the current backlog of theater system contracts, contracts in negotiation, technological developments, growth prospects within the customers’ ultimate marketplace, and anticipated market acceptance of the Company’s current and pending IMAX Systems.

(Refer to Note 7 to “Consolidated Financial Statements” in Part II, Item 8.)

Asset Impairments

Goodwill

Goodwill represents the excess of the purchase price paid over the fair value of net assets acquired in a business combination. Goodwill is not amortized but is tested annually for impairment at the reporting unit level in the fourth quarter of the year and between annual tests if indicators of potential impairment exist. These indicators could include a decline in the Company’s stock price and market capitalization, a significant change in the outlook for the unit’s business, including projections of future global box office results and IMAX System installations, lower than expected operating results, increased competition, legal factors, or the sale or disposition of a significant portion of a unit. For reporting units with goodwill, an impairment loss is recognized for the amount by which the unit’s carrying value, including goodwill, exceeds its fair value. The carrying value of each reporting unit is based on a systematic and rational allocation of certain assets and liabilities. The fair value of each unit is assessed using a discounted cash flow model based on management’s current short-term forecast and estimated long-term projections, against which various sensitivity analyses are performed. The discount rates used in the cash flow model are derived based on the Company’s estimated weighted average cost of capital. These estimates and the likelihood of future changes in these estimates depend on a number of underlying variables and a range of possible outcomes. Actual results may materially differ from management’s estimates.

Assumptions and estimates about future cash flows and discount rates are complex and often subjective and require significant judgment. The analysis is dependent on internal forecasts, estimation of the long-term rates of revenue growth for the Company’s reporting units, terminal growth rates, profitability measures, and determination of the discount rates for the reporting units.

During the fourth quarter of 2025, the Company performed a goodwill impairment test, resulting in a goodwill impairment charge of $7.0 million against the portion of goodwill related to the SSIMWAVE reporting unit. The impairment charge was due to a change in the Company’s market focus, resulting in a downward adjustment to the SSIMWAVE reporting unit’s expected cash flows based on the discounted cash flow method. For the impairment test of the SSIMWAVE reporting unit, the Company utilized a discount rate of 15.2% and a revenue growth rate of 25.0% in certain years which represent the most significant assumptions in the model. (Refer to Note 12 to “Consolidated Financial Statements” in Part II, Item 8.)

Long-Lived Assets

Long-lived assets include property, plant and equipment and other intangible assets, and are grouped and reviewed for impairment at the lowest level for which identifiable cash flows are largely independent whenever events or changes in circumstances indicate that the carrying amount of the asset (or asset group) may not be recoverable. In such situations, long-lived assets are considered impaired when estimated future cash flows (undiscounted and without interest charges) resulting from the use of the asset (or asset group) and its eventual disposition are less than the carrying value of the asset (or asset group). In such situations, the asset (or asset group) is written down to its fair value, which is the present value of the estimated future cash flows. Factors that are considered when evaluating long-lived assets for impairment include a current expectation that it is more likely than not that the long-lived asset will be sold significantly before the end of its useful life, a significant decrease in the market price of the long-lived asset, and a significant change in the extent or manner in which the long-lived asset is being used.

Film Assets

The recoverability of the Company’s film assets is dependent upon the commercial acceptance of the underlying films and the resulting level of global box office results and, in certain situations, ancillary revenues. If management’s projections of future net cash flows resulting from the exploitation of a film indicate that the carrying value of the film asset is not recoverable, the film asset is written down to its fair value.

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

The Company grants two types of PSU awards, one which vests based on a combination of employee service and the achievement of certain Adjusted Earnings Before Interest, Income Taxes, Depreciation, and Amortization (“EBITDA”) targets, and one which vests based on a combination of employee service and the achievement of total shareholder return (“TSR”) targets. The achievement of the Adjusted EBITDA and TSR targets in these PSUs is determined over a three-year performance period. For PSUs granted as of December 31, 2025, the number of PSUs that ultimately vest can range from 0% to a maximum vesting opportunity of 175% of the initial Adjusted EBITDA PSU award or 150% of the initial TSR PSU award, depending upon actual performance versus the established Adjusted EBITDA and TSR targets, at the end of the three-year performance period.

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

(Refer to “Capital Stock — Share-Based Compensation” in Note 16 to “Consolidated Financial Statements” in Part II, Item 8.)

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

(Refer to “Income Taxes — Deferred Tax Assets and Deferred Tax Liability and Valuation Allowance” in Note 11 to “Consolidated Financial Statements” in Part II, Item 8.)

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

RESULTS OF OPERATIONS

Results of Operations for the Years Ended December 31, 2025 and 2024

Net Income and Adjusted Net Income Attributable to Common Shareholders

The following table presents the Company’s net income attributable to common shareholders and the associated per-share amounts, as well as adjusted net income attributable to common shareholders and adjusted net income attributable to common shareholders per share for the years ended December 31, 2025 and 2024:

	Years Ended December 31,
	2025		2024
(In thousands of U.S. Dollars, except per diluted share amounts)	Net Income	Per Diluted Share	Net Income	Per Diluted Share
Net income attributable to common shareholders	$34,876	$0.63	$26,059	$0.48
Adjusted net income attributable to common shareholders*	$80,584	$1.45	$51,010	$0.95
*Refer to “Non-GAAP Financial Measures” for a description of this non-GAAP financial measure and a reconciliation to the most comparable GAAP amount.

Revenues and Gross Margin

For the year ended December 31, 2025, the Company’s revenues and gross margin increased by $58.0 million, or 16%, and $56.0 million, or 29%, respectively, when compared to the year ended December 31, 2024, principally due to stronger IMAX global box office along with higher system sales installation revenue. The 2025 global box office performance was driven by the Company capturing a higher global box office share of Hollywood films, driven in large part by the record number of Filmed For IMAX titles, and a significantly higher contribution from local language content, including a record Chinese New Year. In 2025, the Company installed 160 systems, including 98 new systems, resulting in network growth of 3.2%.

The following table presents the Company’s revenue, gross margin and gross margin percentage by reportable segment for the years ended December 31, 2025 and 2024:

	Revenue		Gross Margin		Gross Margin %
(In thousands of U.S. Dollars)	2025	2024	2025	2024	2025	2024
Content Solutions	$151,258	$124,731	$99,706	$66,523	66%	53%
Technology Products and Services	251,277	216,062	143,222	115,553	57%	53%
Sub-total for reportable segments	402,535	340,793	242,928	182,076	60%	53%
All Other(1)	7,677	11,415	3,262	8,124	42%	71%
Total	$410,212	$352,208	$246,190	$190,200	60%	54%
(1)All Other includes the results from SCT and other ancillary activities.

Segment Operating Results

The Company’s segment operating results are presented based on how the Chief Operating Decision Maker (“CODM”) assesses operating performance and internally reports financial information. See Note 20 to “Consolidated Financial Statements” in Part II, Item 8 for additional information on the Company’s reportable segments.

Content Solutions

For the year ended December 31, 2025, Content Solutions segment revenues and gross margin increased by $26.5 million, or 21%, to $151.3 million from $124.7 million and $33.2 million, or 50%, to $99.7 million from $66.5 million, respectively, when compared to the same period in 2024.

For the year ended December 31, 2025, global box office generated by IMAX films totaled $1.28 billion, a 40% increase from $0.92 billion in 2024. This growth is the result of the Company’s focus on a diversified global programming and marketing strategy to maximize global box office. During 2025, IMAX global box office was generated by the exhibition of 126 films and other content (122 new films and 4 re-releases), including the following Hollywood titles: Avatar: Fire and Ash ($112 million), F1: The Movie ($98 million), Mission: Impossible - The Final Reckoning ($76 million), Zootopia 2 ($59 million), Superman ($57 million), The Fantastic Four: First Steps ($49 million), and Sinners ($41 million). In addition, for the year ended December 31, 2025, the local language films exhibited across the IMAX network generated over $405.4 million in GBO, representing 32% of the Company’s total GBO. The Chinese local language film, Ne Zha 2, the highest grossing film ever in China, became the highest grossing IMAX release in 2025 ($167 million). The Japanese local language anime film Demon Slayer: Infinity Castle ($96 million) became the highest grossing IMAX release of all time in Japan. During 2024, IMAX global box office was generated by the exhibition of 129 films and other content (118 new films and 11 re-releases). The increase in revenue year over year from higher IMAX global box office were partially offset by lower documentary revenue year over year as 2024 benefitted from the revenue earned from the sale of the worldwide commercial and streaming rights of the Company’s original documentary, The Blue Angels, to Amazon Content Services LLC.

In 2025, the Company released 15 movies that were filmed with IMAX proprietary cameras (Filmed For IMAX), including Sinners, F1: The Movie, Mission: Impossible - The Final Reckoning, Superman, The Fantastic Four: First Steps and Tron: Ares. IMAX captured approximately 20% or more of the opening weekend domestic box office on these titles in 2025, despite accounting for only approximately 1% of available domestic screens. In 2025, the average Filmed For IMAX domestic opening weekend indexing was approximately 15% compared to 13% in 2024.

In addition to the level of revenues, Content Solutions segment gross margin is also influenced by the costs associated with the films and other content exhibited in the period. The costs associated with films and other content can include production, post-production, distribution, and marketing, which are expensed as incurred. For the year ended December 31, 2025, gross margin percent was 66% compared to 53% for the same period in 2024. The increase was driven by a higher level of IMAX global box office, which led to higher revenue flow through and lower costs associated with documentary content, as there were no new releases in 2025, that carries a lower margin.

Technology Products and Services

The following table provides detailed information about IMAX Systems installed and the associated revenue recognized at that time, except for traditional JRSAs as revenue is recognized over the lease term, during the years ended December 31, 2025 and 2024:

	Years Ended December 31,
	2025		2024
(In thousands of U.S. Dollars, except number of systems)	Number of Systems	Revenue	Number of Systems	Revenue
New IMAX Systems	70	$62,388	48	$43,152
Upgraded IMAX Systems	12	13,350	15	19,108
Total	82	$75,738	63	$62,260

Included in the table above are six IMAX Systems which were relocated from their original locations (2024 ― seven IMAX Systems). When an IMAX System under a sale or sales-type lease arrangement is relocated, the amount of revenue earned by the Company may vary from transaction-to-transaction and is usually less than the amount earned for a new sale. In certain situations when an IMAX System is relocated, the original location is upgraded to an IMAX Laser System.

For the year ended December 31, 2025, Technology Products and Services segment revenue and gross margin increased by $35.2 million or 16% and $27.7 million or 24%, respectively, when compared to the prior year. The higher level of revenue is primarily driven by a higher level of rental revenues, which is box office dependent, and upfront revenue recognized on systems of $9.2 million, resulting from a higher number of system installations coupled with annual variable consideration assessments. Rental revenues increased by $18.9 million or 30%, driven by IMAX GBO generated by locations under JRSAs, which increased by $141.8 million or 34% when compared to the prior year, from $418.4 million to $560.2 million. Also contributing to the increase in revenue was an increase in after-market revenues of $4.6 million, primarily led by higher sales of 3D glasses associated with the release of Avatar: Fire and Ash.

For the year ended December 31, 2025 gross margin percent was 57% compared to 53% in the prior year, which primarily reflects the positive incremental flow through of the higher level of box office to JRSA revenues as described above.

All Other

For the year ended December 31, 2025, All Other revenue and gross margin decreased by $3.7 million and $4.9 million, respectively, when compared to the same period in 2024, which principally reflects the results of the Company’s SCT business which was re-positioned and relaunched in late 2025 under the brand of IMAX Enhanced.

Selling, General and Administrative Expenses

The following table presents information about the Company’s Selling, General and Administrative (“SG&A”) expenses for the years ended December 31, 2025 and 2024:

	Years Ended December 31,		Variance
(In thousands of U.S. Dollars)	2025	2024	$	%
Total selling, general and administrative expenses	$138,455	$132,701	$5,754	4%
Less: Share-based compensation(1)	(26,133)	(20,897)	(5,236)	25%
Total selling, general and administrative expenses, excluding share-based compensation(2)	$112,322	$111,804	$518	—%
(1)A portion of total share-based compensation expense is also recognized within Cost and Expenses Applicable to Revenue and Research and development. Refer to “Capital Stock — Share-Based Compensation” in Note 16 to “Consolidated Financial Statements” in Part II, Item 8.
(2)See “Non-GAAP Financial Measures” for a description of this non-GAAP financial measure and a reconciliation to the most comparable GAAP amount.

SG&A expenses year-over-year reflect a consistent level, and consist primarily of compensation costs, travel, fees and other general corporate expenditures. For the year ended December 31, 2025, SG&A includes higher annual performance driven incentive compensation costs and fringe benefits, partially offset by management’s continued focus on operational efficiencies, including workforce reductions. Additionally, in the year, the Company recognized $2.7 million in benefits resulting from an Employee

Retention Credit as a reduction to SG&A expenses, which partially offset the higher compensation costs noted. Year-over-year the benefits of the Employee Retention Credit are partially offset by adjustments recorded in the prior year relating to payouts in connection with a prior year acquisition.

As a percentage of revenue, SG&A expenses excluding share-based compensation improved to 27% as compared to 32% in 2024, which reflects management’s continued focus on cost discipline as expenses increased at a much lower rate than revenue.

Research and Development

For the year ended December 31, 2025, Research and development expenses were $5.8 million, representing an increase of $0.7 million, or 14%, when compared to $5.1 million during the same period in the prior year. The lower Research and development expenses in 2024 reflects the capitalization of costs in accordance with the achievement of technological feasibility of the Company’s new film cameras and related technologies. The Company continues to expense its investment in other projects, including in the development of new SCT product offerings and improvements to its existing IMAX System product suite.

Credit Loss Expense (Reversal), Net

For the year ended December 31, 2025, the Company recorded a credit loss expense of $0.7 million, as compared to a credit loss reversal of $1.0 million recognized in the prior year. The change was primarily attributable to specific provisions related to certain exhibitors in Greater China with whom the Company terminated and/or transferred agreements during the year.

Overall, stronger global box office performance in the year has contributed to a notable improvement in collections. The resurgence in theatrical attendance, driven by a robust film slate, has increased and accelerated cash inflows from studio and exhibitor customers. This trend reflects both the sustained consumer demand for premium cinematic experiences and the effectiveness of IMAX’s strategic initiatives in global distribution and exhibition.

The Company estimates credit losses based on both a historical provision rate and customer specific circumstances. Management’s judgments regarding expected credit losses are based on the facts available to management at the time that the Consolidated Financial Statements are prepared and involve estimates about the future. As a result, the Company’s judgments and associated estimates of credit losses may ultimately prove, with the benefit of hindsight, to be incorrect. (Refer to Note 4 to “Condensed Consolidated Financial Statements” in Part II, Item 8.)

Restructuring Charges and Other Impairments

For the year ended December 31, 2025, the Company recorded $2.5 million (2024 — $3.7 million) of Restructuring Charges and Other Impairments. These charges are associated with strategic initiatives aimed at enhancing operational efficiency, reducing costs, and optimizing the Company’s organization structure. Restructuring Charges and Other Impairments are presented as a separate line item in the Consolidated Statements of Operations to enhance transparency and provide stakeholders with a better understanding of the Company’s financial performance.

Specifically, in 2025, the Company incurred $1.4 million (2024 — $2.4 million) of termination charges in connection with its plan to optimize its organizational structure by eliminating redundant roles, addressing spans and layers to capture efficiencies, and centralizing certain operational roles, including the restructuring of the SCT division, which includes SSIMWAVE. Additionally, the Company incurred $0.4 million (2024 — $1.3 million) of non-recurring fees related to the assessment of its corporate structure and the resulting internal asset sale, as described in the 2024 Form 10-K, and $0.7 million in connection with the impairment of certain intangible assets impacted by restructuring activities during the year.

Goodwill Impairment

For the year ended December 31, 2025, the Company incurred $7.0 million (2024 — $nil) of goodwill impairment charges. The impairment charge was due to a change in the Company’s market focus, resulting in a downward adjustment to the SSIMWAVE reporting unit’s expected cash flows based on the discounted cash flow method. As noted above in the Restructuring Charges and Other Impairments section, during 2025 the Company recognized certain termination charges associated with the SSIMWAVE business that are expected to reduce ongoing overhead costs. (Refer to “Risk Factors―The Company has been and may continue to be subject to impairment losses related to goodwill and long-lived assets.” in Part I, Item 1A and Note 12 to “Consolidated Financial Statements” in Part II, Item 8.)

Realized and Unrealized Investment (Losses) Gains

For the year ended December 31, 2025, Realized and Unrealized Investment (Losses) Gains was a loss of $0.9 million, compared to a gain of $0.1 million in the prior year. The current year loss primarily relates to a $1.0 million loss of the Company’s investment in equity securities to bring the carrying value down to the fair value as assessed by management. This loss was partially offset by unrealized gains related to the fair value adjustment of the company-owned life insurance. (Refer to Note 21 to “Consolidated Financial Statements” in Part II, Item 8.)

Interest Expense and Interest Income

For the year ended December 31, 2025, interest expense was $7.4 million, representing a decrease of $0.7 million, or 9%, as compared to $8.1 million in 2024 primarily due to a lower level of borrowings under the Credit Facility and a lower average interest rate during the period as compared to the prior period. (Refer to Note 13 to “Consolidated Financial Statements” in Part II, Item 8.)

For the year ended December 31, 2025, interest income was $2.8 million compared to $2.2 million in the prior year.

Induced Conversion Expense on Settlement of Convertible Notes

During the year ended December 31, 2025, the Company recorded $15.3 million of Induced Conversion Expense on Settlement of Convertible Notes which reflects the fair value of consideration paid to holders of the 2026 0.50% Convertible Notes (the “2026 Convertible Notes”) in excess of the value to which they were entitled to receive pursuant to the original conversion terms. Refer to Note 13 to “Consolidated Financial Statements” in Part II, Item 8 for more information on this transaction. No such expense was recognized in 2024.

Income Taxes

For the year ended December 31, 2025, the Company recorded an income tax expense of $17.8 million (2024 — $5.0 million). The Company’s effective tax rate for year ended December 31, 2025 of 28.1% differs from the Canadian federal statutory tax rate of 15.0% (2024 — 26.5%), primarily due to a non-deductible premium paid, and taxable capital gain incurred, on the partial settlement of the 2026 Convertible Notes and a taxable capital gain on settlement of $4.0 million and $1.5 million respectively, non-deductible goodwill impairment of $1.8 million, statutory tax rate differences of $5.2 million (2024 — $2.3 million), an increase in interest expense related to tax reserves of $0.8 million (2024 — reduction, net of interest expense, of $1.4 million), and withholding taxes of $4.0 million (2024 — $3.9 million). This was offset by a tax benefit related to investment tax credits of $1.2 million (2024 — $1.2 million), a net decrease in the valuation allowance related to deferred taxes of $6.0 million in respect of the use of tax attributes in reporting entities where it was concluded in prior years that it is more likely that not that the benefit from deferred taxes will not be realized (2024 — increase of $3.5 million), and other tax benefit of $1.7 million (2024 — $7.6 million including $4.0 million related to an internal asset sale). The remainder of the difference was due to normal course movements and non-material items.

The effective tax rate of 28.1% in 2025 reflects the impact of one-time charges in 2025 (see above for discussion of Induced Conversion Expense on Settlement of Convertible Notes and Goodwill Impairment) for which the Company did not receive any tax benefits, while 2024’s effective tax rate was unusually low at 13.3% having benefitted from an internal asset sale to more closely align intellectual property rights with its global operations.

The Company’s deferred tax liability of $12.5 million as of December 31, 2025 (2024 — $12.5 million) relates to the estimated applicable foreign withholding taxes associated with historical earnings that were not indefinitely reinvested, which become payable upon the repatriation of any such earnings. During the year ended December 31, 2025, $nil (2024 — $nil) of historical earnings from a subsidiary in China were distributed and, as a result, $nil (2024 — $nil) of foreign withholding taxes were paid to the relevant tax authorities.

(Refer to Note 11 to “Consolidated Financial Statements” in Part II, Item 8 for more information on the Company’s tax position.)

Non-Controlling Interests

For the year ended December 31, 2025, the net income attributable to non-controlling interests of the Company’s subsidiaries was $10.7 million (2024 — $6.6 million), an increase of 60%, or $4.0 million, year-over-year. The increase primarily reflects the higher level of IMAX box office earned in Greater China, as described above.

CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

The discussion below summarizes our cash flows from operating, investing, and financing activities as reflected in the Consolidated Statements of Cash Flows for the years ended December 31, 2025 and 2024.

	Years Ended December 31,
(In thousands of U.S. Dollars)	2025	2024
Net cash provided by (used in)
Operating activities	$127,068	$70,837
Investing activities	(41,916)	(41,216)
Financing activities	(34,079)	(6,041)
Effect of exchange rate changes on cash	(497)	812
Net change in cash	50,576	24,392

Net cash provided by operating activities increased $56.2 million in 2025, when compared to 2024, primarily due to an increase in the net income earned in the current period primarily due to stronger IMAX global box office and a net increase in working capital. (Refer to Note 18 to “Consolidated Financial Statements” in Part II, Item 8 for more information on the Company’s change in other operating assets and liabilities.)

Net cash used in investing activities increased $0.7 million in 2025, when compared to 2024, which reflects an increase in the level of investment in equipment contributed to the Company’s JRSAs with exhibitor customers and partially offset by general corporate capital expenditures.

Net cash used in financing activities increased $28.0 million in 2025, when compared to 2024, which reflects the issuance of the Convertible Notes partially offset by the repurchase of the outstanding principal of the 2026 Convertible Notes and redemption of the related capped calls and higher repayments of borrowings during the year. (Refer to Note 13 to “Consolidated Financial Statements” in Part II, Item 8 for more information on the Company’s change in other operating assets and liabilities.)

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2025, the Company’s principal sources of liquidity included: (i) its balances of cash and cash equivalents of $151.2 million; (ii) the anticipated collection of trade accounts receivable, which includes amounts owed under JRSAs and Film Remastering and distribution agreements with movie studios; (iii) the anticipated collection of financing receivables due in the next 12 months under sale and sales-type lease arrangements for IMAX Systems currently in operation; and (iv) installment payments expected in the next 12 months under sale and sales-type lease arrangements in backlog. Under the terms of the Company’s typical sale and sales-type lease agreements, the Company receives substantial cash payments before it completes the performance of its contractual obligations.

As of December 31, 2025, the Company had $338.0 million in available borrowing capacity under its Seventh Amended and Restated Credit Agreement (the “Credit Agreement”), $27.1 million in available borrowing capacity under the IMAX (Shanghai) Multimedia Technology Co., Ltd. (“IMAX Shanghai”) revolving credit facility with the Bank of China (the “Bank of China Facility”), and $28.5 million in available borrowing capacity under IMAX Shanghai’s revolving credit facility with HSBC Bank (China) Company Limited, Shanghai Branch (the “HSBC China Facility”). (Refer to “Borrowings — Revolving Credit Facility Borrowings, Net” in Note 13 to “Consolidated Financial Statements” in Part II, Item 8 for a description of the material terms of the Credit Agreement, the Bank of China Facility, and the HSBC Facility.)

The Company’s $151.2 million balance of cash and cash equivalents as of December 31, 2025 (December 31, 2024 — $100.6 million) includes $137.4 million in cash held outside of Canada (December 31, 2024 — $85.4 million), of which $97.2 million was held in the People’s Republic of China (“PRC”) (December 31, 2024 — $47.5 million). Management reassessed its strategy with respect to the most efficient means of deploying the Company’s capital resources globally and determined that historical earnings of certain foreign subsidiaries in excess of amounts required to sustain business operations would no longer be indefinitely reinvested. During the year ended December 31, 2025, no historical earnings from a subsidiary in China were distributed (2024 — $nil) and, as a result, no foreign withholding taxes were paid to the relevant tax authorities (2024 — $nil). As of December 31, 2025, the Company’s Consolidated Balance Sheets include a deferred tax liability of $12.5 million (December 31, 2024 — $12.5 million) for the applicable foreign withholding taxes associated with the remaining balance of non-repatriated historical earnings that will not be indefinitely reinvested outside of Canada. These taxes will become payable upon the repatriation of any such earnings.

The Company forecasts its future cash flow and short-term liquidity requirements on an ongoing basis. These forecasts are based on estimates and may be materially impacted by factors that are outside of the Company’s control (including the factors described in “Risk Factors” in Part I, Item 1A). As a result, there is no guarantee that these forecasts will come to fruition and that the Company will be able to fund its operations through cash flows from operations. In particular, the Company’s operating cash flows and cash balances will be adversely impacted if management’s projections of future signings and installations of IMAX Systems and global box office performance of remastered content distributed to the IMAX network are not realized.

Based on the Company’s current cash balances and operating cash flows, management expects to have sufficient capital and liquidity to fund its anticipated operating needs and capital requirements during the next twelve-month period following the date of this report.

CONTRACTUAL OBLIGATIONS
Payments to be made by the Company under contractual obligations as of December 31, 2025 are as follows:

	Payments Due by Years
(In thousands of U.S. Dollars)	Total Obligation	Less Than One Year	1 to 3 years	3 to 5 years	Thereafter
Purchase obligations(1)	$28,557	$23,480	$4,945	$132	$—
Pension obligations(2)	20,298	—	20,298	—	—
Operating lease obligations(3)	12,404	3,327	6,343	2,728	6
Credit Facility	37,000	37,000	—	—	—
Federal Economic Development Loan(4)	1,027	1,027	—	—	—
2026 Convertible Notes(5)	745	745	—	—	—
2030 Convertible Notes(6)	259,422	1,922	3,750	253,750	—
Postretirement benefits obligations	1,831	96	196	229	1,310
Total	$361,284	$67,597	$35,532	$256,839	$1,316
(1)Represents total payments to be made under binding commitments with suppliers and outstanding payments to be made for supplies ordered, but yet to be invoiced.
(2)The Company has an unfunded defined benefit pension plan, the Supplemental Executive Retirement Plan (the “SERP”), covering its CEO, Mr. Richard L. Gelfond. The SERP has a fixed benefit payable of $20.3 million. The table above assumes that Mr. Gelfond will receive a lump sum payment of $20.3 million six months after retirement at the end of the term of his current employment agreement, which expires on December 31, 2028, in accordance with the terms of the SERP, although Mr. Gelfond has not informed the Company that he intends to retire at that time. (Refer to Note 22 to “Consolidated Financial Statements” in Part II, Item 8.)
(3)Represents total minimum annual rental payments due under the Company’s operating leases.
(4)The Federal Economic Development Loan is repayable over 36 months, with repayments commencing January 2024. (Refer to “Borrowings — Convertible Notes and Other Borrowings, Net” in Note 13 to “Consolidated Financial Statements” in Part II, Item 8.)
(5)The Convertible Notes bear interest at a rate of 0.500% per annum on the remaining principal of $0.7 million. The Convertible Notes will mature on April 1, 2026, unless earlier repurchased, redeemed or converted. (Refer to “Borrowings — Convertible Notes and Other Borrowings, Net” in Note 13 to “Consolidated Financial Statements” in Part II, Item 8.)
(6)The Convertible Notes bear interest at a rate of 0.750% per annum on the principal of $250.0 million, payable semi-annually in arrears on May 15 and November 15 of each year, beginning on May 15, 2026. The Convertible Notes will mature on November 15, 2030, unless earlier repurchased, redeemed or converted. (Refer to “Borrowings — Convertible Notes and Other Borrowings, Net” in Note 13 to “Consolidated Financial Statements” in Part II, Item 8.)

OFF-BALANCE SHEET ARRANGEMENTS

There are currently no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on the Company’s financial condition.

NON-GAAP FINANCIAL MEASURES

GAAP refers to generally accepted accounting principles in the United States of America. In this report, the Company presents financial measures in accordance with GAAP and also on a non-GAAP basis under the U.S. Securities and Exchange Commission regulations. Specifically, the Company presents the following non-GAAP financial measures as supplemental measures of its performance:

•Adjusted net income or loss attributable to common shareholders;

•Adjusted net income or loss attributable to common shareholders per basic and diluted share;

•EBITDA;

•Adjusted EBITDA per Credit Facility; and

•Adjusted SG&A expenses.

Adjusted net income or loss attributable to common shareholders and adjusted net income or loss attributable to common shareholders per basic and diluted share exclude, where applicable: (i) share-based compensation; (ii) realized and unrealized investment gains or losses; (iii) goodwill impairment; (iv) restructuring charges and other impairments; (v) employee retention credits; and (vi) induced conversion expense on settlement of convertible notes, as well as the related tax impact of these adjustments.

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

	Years Ended December 31,
	2025		2024
(In thousands of U.S. Dollars, except per diluted share amounts)	Net Income	Per Diluted Share	Net Income	Per Diluted Share
Net income attributable to common shareholders	$34,876	$0.63	$26,059	$0.48
Adjustments(1):
Share-based compensation	26,133	0.47	22,454	0.42
Unrealized investment losses (gains)	867	0.02	(127)	—
Goodwill impairment	7,000	0.13	—	—
Restructuring charges and other impairments	2,447	0.04	3,749	0.07
Employee retention credits	(3,971)	(0.07)	—	—
Induced conversion expense on settlement of convertible notes	15,264	0.27	—	—
Tax impact on items listed above	(2,032)	(0.04)	(1,125)	(0.02)
Adjusted net income(1)	$80,584	$1.45	$51,010	$0.95

Weighted average shares outstanding (in thousands):
Basic		53,636		52,650
Diluted		55,544		53,864
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

EBITDA is defined as net income or loss excluding: (i) income tax expense or benefit; (ii) interest expense, net of interest income; (iii) depreciation and amortization, including film asset amortization; and (iv) amortization of deferred financing costs. Total Adjusted EBITDA per Credit Facility is defined as EBITDA excluding: (i) share-based and other non-cash compensation; (ii) realized and unrealized investment gains or losses; (iii) restructuring charges and other impairments; (iv) write-downs, net of recoveries, including goodwill, asset impairments and credit loss expense or reversal; and (v) induced conversion expense on settlement of convertible notes.

Reconciliations of net income, which is the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA per Credit Facility are presented in the table below.

(In thousands of U.S. Dollars)	Twelve Months Ended December 31, 2025
Reported net income	$45,526
Add (subtract):
Income tax expense	17,767
Interest expense, net of interest income	2,578
Depreciation and amortization, including film asset amortization	62,446
Amortization of deferred financing costs(1)	1,984
EBITDA	130,301
Share-based and other non-cash compensation	26,824
Unrealized investment losses	867
Restructuring charges and other impairments	2,478
Write-downs, including goodwill, asset impairments and credit loss expense	9,211
Induced conversion expense on settlement of convertible notes	15,264
Total Adjusted EBITDA	$184,945
Less: Non-controlling interest	(19,193)
Adjusted EBITDA per Credit Facility - attributable to common shareholders	$165,752
(1)The amortization of deferred financing costs is recorded within Interest Expense in the Consolidated Statements of Operations.

The Company also adjusts SG&A Expenses to exclude a portion of share-based compensation and related payroll taxes. Management uses non-GAAP and other financial measures such as this, internally for financial and operational decision-making and as a means to evaluate period-to-period comparisons. IMAX believes that this non-GAAP measure provides useful information about operating results, enhances the overall understanding of past financial performance and future prospects, and allows for greater transparency with respect to key metrics used by management and its financial and operational decision making.

A reconciliation of SG&A Expenses, the most directly comparable GAAP measure presented in the Consolidated Statement of Operations in Part I, Item 1, to Adjusted Selling, General and Administrative Expenses is presented in the table below.

	Years Ended December 31,
(In thousands of U.S. Dollars)	2025	2024
Total Selling, general and administrative expenses	138,455	132,701
Less: Share-based compensation	(26,133)	(20,897)
Total Adjusted Selling, General and Administrative expenses	$112,322	$111,804

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

Foreign Exchange Rate Risk

A majority of the Company’s revenue is denominated in U.S. Dollars while a significant portion of its costs and expenses is denominated in Canadian Dollars. A portion of the Company’s net U.S. Dollar cash flows is converted to Canadian Dollars to fund Canadian Dollar expenses through the spot market. In addition, IMAX films generate box office in 91 different countries, and therefore unfavorable exchange rates between applicable local currencies and the U.S. Dollar could have an impact on the GBO generated by the Company’s exhibitor customers and its revenues. The Company has incoming cash flows from its revenue generating

IMAX network and ongoing operating expenses in China through its majority-owned subsidiary IMAX Shanghai. In Japan, the Company has ongoing Yen-denominated operating expenses related to its Japanese operations. Net RMB and Japanese Yen cash flows are converted to U.S. Dollars through the spot market. The Company also has cash receipts under leases denominated in RMB, Japanese Yen, British Pound Sterling, Euros and Canadian Dollars.

The Company manages its exposure to foreign exchange rate risks through its regular operating and financing activities and, when appropriate, through the use of derivative financial instruments. These derivative financial instruments are utilized to hedge economic exposures as well as reduce earnings and cash flow volatility resulting from shifts in market rates.

Certain of the Company’s PRC subsidiaries held approximately RMB 678.2 million or $96.5 million in cash and cash equivalents as of December 31, 2025 (December 31, 2024 — RMB 341.1 million or $47.5 million) and are required to transact locally in RMB. Foreign currency exchange transactions, including the remittance of any funds into and out of the PRC, are subject to controls and require the approval of the China State Administration of Foreign Exchange to complete. Any developments relating to the Chinese economy and any actions taken by the Chinese government are beyond the control of the Company; however, the Company monitors and manages its capital and liquidity requirements to ensure compliance with local regulatory and policy requirements. (Refer to “Risk Factors – The Company faces risks in connection with its significant presence in China and the continued expansion of its business there” in Part I, Item 1A.)

For the year ended December 31, 2025, the Company recorded a foreign exchange net loss of less than $0.1 million as compared to a foreign exchange net loss of $1.2 million in 2024, associated with the translation of foreign currency denominated monetary assets and liabilities.

The Company has entered into a series of foreign currency forward contracts to manage the risks associated with the volatility of foreign currencies. These foreign currency forward contracts met the criteria required for hedge accounting under the Derivatives and Hedging Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) at inception, and continue to meet hedge effectiveness tests as of December 31, 2025, with settlement dates throughout 2026 and 2027. Foreign currency derivatives are recognized and measured on the Consolidated Balance Sheets at fair value. Changes in the fair value (i.e., gains or losses) are recognized in the Consolidated Statements of Operations except for derivatives designated and qualifying as foreign currency cash flow hedging instruments. The Company currently has cash flow hedging instruments associated with Selling, General and Administrative Expenses. For foreign currency cash flow hedging instruments related to Selling, General and Administrative Expenses, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported within Accumulated Other Comprehensive Loss and reclassified to the Consolidated Statements of Operations when the forecasted transaction occurs. Any ineffective portion is recognized immediately in the Consolidated Statements of Operations.

The notional value of foreign currency cash flow hedging instruments that qualify for hedge accounting as of December 31, 2025 was $48.4 million (December 31, 2024 — $48.4 million). A gain of $1.7 million was recorded to Other Comprehensive Income with respect to the change in fair value of these contracts in 2025 (2024 — loss of $3.5 million; 2023 — gain of $0.6 million). A loss of $1.3 million was reclassified from Accumulated Other Comprehensive Loss to Selling, General and Administrative Expenses in 2025 (2024 — loss of $0.6 million; 2023 — loss of $0.9 million). In 2025, there were no gains or losses resulting from a change in the classification of certain forward contracts no longer meeting the requirements for hedge accounting were reclassified from Accumulated Other Comprehensive Loss to Selling, General and Administrative Expenses (2024 — $nil). The notional value of forward contracts that do not qualify for hedge accounting as of December 31, 2025 was $nil (December 31, 2024 — $nil).

For all derivative instruments, the Company is subject to counterparty credit risk to the extent that the counterparty may not meet its obligations to the Company. To manage this risk, the Company enters into derivative transactions only with major financial institutions.

As of December 31, 2025, the Company’s Financing Receivables and working capital items denominated in Canadian Dollars, RMB, Japanese Yen, Euros and other foreign currencies translated into U.S. Dollars was $130.2 million. Assuming a 10% appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates as of December 31, 2025, the potential change in the fair value of foreign currency-denominated financing receivables and working capital items would have been $13.0 million, which would be mostly revalued through Shareholders’ Equity. A significant portion of the Company’s Selling, General, and Administrative Expenses is denominated in Canadian Dollars. Assuming a 1% change appreciation or depreciation in foreign currency exchange rates as of December 31, 2025, the potential change in the amount of Selling, General, and Administrative Expenses would be $0.3 million.

Interest Rate Risk Management

The Company’s earnings may also be affected by changes in interest rates and the resulting impact of those changes on its interest income from cash, and its interest expense from variable-rate borrowings.

For the year ended December 31, 2025 the Company had drawn down $37.0 million on its Credit Agreement (the “Credit Facility”) (December 31, 2024 — $37.0 million), $nil on its HSBC China Facility (December 31, 2024 — $nil) and $nil on its Bank of China Facility (December 31, 2024 — $nil), which are all subject to variable effective interest rates.

The Company’s variable rate debt instruments were $37.0 million as of December 31, 2025 and 2024. Variable rate debt instruments represented 8% of its total liabilities as of December 31, 2025 and 2024. If the interest rates available to the Company increased by 10%, the Company’s interest expense would increase by $0.2 million and interest income from cash would increase by $0.4 million. These amounts are determined by considering the impact of the hypothetical interest rates on the Company’s variable rate debt and cash balances as of December 31, 2025.

Item 8. Financial Statements and Supplementary Data

**

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of IMAX Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of IMAX Corporation and its subsidiaries (the Company) as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income, of shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control ‒ Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control ‒ Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition ‒ IMAX Systems
As described in notes 2 and 19 to the consolidated financial statements, the Company recognized revenue from IMAX Systems related to the IMAX Technology Products and Services reportable segment (System Sales) of $94.5 million for the year ended December 31, 2025. Management evaluates whether an IMAX System arrangement involves either a sale or a lease of an IMAX System, and for those arrangements that are accounted for as a sale of an IMAX System, determines the transaction price and the allocation thereof to each separate performance obligation based on estimated standalone selling prices. For arrangements accounted for as a sale of an IMAX System, the transaction price allocated to the performance obligation is recognized when the conditions signifying transfer of control have been met. For IMAX Systems, management applied significant judgment in (i) determining whether the arrangement related to either a sale or a lease by considering the terms of the arrangement including title to the IMAX System equipment and payment consideration; (ii) estimating the transaction price which may include the discounted present value of fixed ongoing payments and variable consideration (such as indexed minimum payment increases and additional payments owed by the customer if certain minimum box office receipt thresholds are exceeded); (iii) allocating the transaction price to each separate performance obligation based on estimated standalone selling prices; and (iv) determining the timing of revenue recognition based on when performance obligations are met.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over management’s review and approval of revenue recognition memoranda produced for each IMAX System, which include the determination of the type of arrangement, the estimate of the transaction price and allocation thereof and the timing of the related revenue recognition. These procedures also included, among others, evaluating the reasonableness of management’s assessment of whether the arrangement related to either a sale or a lease by considering the contractual terms and conditions of the executed contracts. Procedures were also performed to test management’s process for estimating the transaction price for a sample of contracts with customers, including (i) evaluating the appropriateness of management’s discounted present value method; (ii) testing the completeness, accuracy and relevance of the data used in estimating the transaction price; and (iii) evaluating the reasonableness of significant assumptions used by management, including the discount rate and expected future performance of underlying theatres associated with the arrangement. Evaluating management’s assumption related to the discount rate involved evaluating whether the assumption was reasonable considering consistency with external market data. Evaluating management’s assumption related to expected future performance of the underlying theatres associated with the arrangement involved evaluating whether the assumption was reasonable considering the current and past performance of underlying theatres. Procedures were also performed to test management’s process for allocating the transaction price to each separate performance obligation, including (i) evaluating the appropriateness of management’s method of allocating the transaction price; (ii) testing the completeness, accuracy and relevance of the data used in allocating the transaction price; and (iii) evaluating the reasonableness of significant assumptions used by management, including estimated standalone selling prices. Evaluating management’s assumption related to estimated standalone selling prices involved evaluating whether the assumption was reasonable by comparing the estimate to current and historical transactions. Evaluating the appropriateness of management’s assessment of the timing of revenue recognition involved inspecting the customers’ certificates of acceptance and theatre openings during the year.

/s/ PricewaterhouseCoopers LLP

Chartered Professional Accountants, Licensed Public Accountants

Toronto, Canada
February 25, 2026

We have served as the Company’s auditor since 1987, which includes periods before the Company became subject to SEC reporting requirements.

IMAX CORPORATION CONSOLIDATED
BALANCE SHEETS
(In thousands of U.S. Dollars except share amounts)

	As of December 31,
	2025	2024
Assets
Cash and cash equivalents	$151,168	$100,592
Accounts receivable, net of allowance for credit losses	108,079	107,669
Financing receivables, net of allowance for credit losses	121,954	119,885
Variable consideration receivables, net of allowance for credit losses	91,402	82,593
Inventories	32,505	32,840
Prepaid expenses	14,881	13,121
Film assets, net of accumulated amortization	15,529	8,686
Property, plant and equipment, net of accumulated depreciation	242,910	240,133
Other assets	24,820	22,441
Deferred income tax assets, net of valuation allowance	12,577	14,499
Goodwill	45,815	52,815
Other intangible assets, net of accumulated amortization	32,391	35,124
Total assets	$894,031	$830,398
Liabilities
Accounts payable	$19,478	$19,803
Accrued and other liabilities	105,293	100,916
Deferred revenue	50,395	52,686
Revolving credit facility borrowings, net of unamortized debt issuance costs	34,577	36,356
Convertible notes and other borrowings, net of unamortized discounts and debt issuance costs	244,034	229,901
Deferred income tax liabilities	12,521	12,521
Total liabilities	466,298	452,183
Commitments, contingencies and guarantees (see Notes 14 and 15)
Non-controlling interests	666	680
Shareholders’ equity
Capital stock common shares — no par value. Authorized — Unlimited number. 53,921,676 issued and outstanding (December 31, 2024 — 52,946,200 issued and outstanding)	419,162	401,420
Other equity	164,782	185,268
Statutory surplus reserve	4,219	4,051
Accumulated deficit	(239,967)	(274,675)
Accumulated other comprehensive loss	(10,305)	(16,598)
Total shareholders’ equity attributable to common shareholders	337,891	299,466
Non-controlling interests	89,176	78,069
Total shareholders’ equity	427,067	377,535
Total liabilities and shareholders’ equity	$894,031	$830,398

(See the accompanying notes, which are an integral part of these Consolidated Financial Statements)

IMAX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of U.S. Dollars, except per share amounts)

	Years Ended December 31,
	2025	2024	2023
Revenues
Technology sales	$98,339	$87,765	$100,792
Image enhancement and maintenance services	217,926	192,197	189,752
Technology rentals	82,218	62,560	75,566
Finance income	11,729	9,686	8,729
	410,212	352,208	374,839
Costs and expenses applicable to revenues
Technology sales	45,447	38,235	46,756
Image enhancement and maintenance services	90,042	96,558	88,056
Technology rentals	28,533	27,215	25,686
	164,022	162,008	160,498
Gross margin	246,190	190,200	214,341
Selling, general and administrative expenses	138,455	132,701	144,406
Research and development	5,816	5,103	10,110
Amortization of intangible assets	7,516	5,758	4,578
Credit loss expense (reversal), net	696	(973)	1,759
Asset impairments	—	—	144
Goodwill impairment	7,000	—	—
Restructuring charges and other impairments	2,478	3,749	2,946
Income from operations	84,229	43,862	50,398
Realized and unrealized investment (losses) gains	(867)	127	465
Retirement benefits non-service expense	(243)	(387)	(411)
Interest income	2,800	2,180	2,486
Interest expense	(7,362)	(8,084)	(6,821)
Induced conversion expense on settlement of convertible notes	(15,264)	—	—
Income before taxes	63,293	37,698	46,117
Income tax expense	(17,767)	(4,996)	(13,051)
Net income	45,526	32,702	33,066
Net income attributable to non-controlling interests	(10,650)	(6,643)	(7,731)
Net income attributable to common shareholders	$34,876	$26,059	$25,335

Net income per share attributable to common shareholders:
Basic	$0.65	$0.49	$0.47
Diluted	$0.63	$0.48	$0.46

Weighted average shares outstanding (in thousands):
Basic	53,636	52,650	54,310
Diluted	55,544	53,864	55,146

(See the accompanying notes, which are an integral part of these Consolidated Financial Statements)

IMAX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands of U.S. Dollars)

	Years Ended December 31,
	2025	2024	2023
Net income	$45,526	$32,702	$33,066
Other comprehensive income (loss) before tax
Unrealized defined benefit plan actuarial gain (loss)	2,340	26	(75)
Unrealized postretirement benefit plans actuarial loss	(243)	(61)	(37)
Amortization of defined benefit and postretirement benefit plans net gain	(691)	(740)	(604)
Unrealized net gain (loss) from cash flow hedging instruments	1,723	(3,455)	575
Realized net loss from cash flow hedging instruments	1,297	607	892
Foreign currency translation adjustments	4,329	(2,588)	(3,907)
Total other comprehensive income (loss) before tax	8,755	(6,211)	(3,156)
Income tax (expense) benefit related to other comprehensive income (loss)	(1,234)	949	(181)
Other comprehensive income (loss), net of tax	7,521	(5,262)	(3,337)
Comprehensive income	53,047	27,440	29,729
Comprehensive income attributable to non-controlling interests	(11,878)	(5,898)	(6,629)
Comprehensive income attributable to common shareholders	$41,169	$21,542	$23,100

(See the accompanying notes, which are an integral part of these Consolidated Financial Statements)

IMAX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. Dollars)

	Years Ended December 31,
	2025	2024	2023
Operating Activities
Net income	$45,526	$32,702	$33,066
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	62,446	65,503	60,022
Amortization of deferred financing costs	1,984	1,969	2,235
Credit loss expense (reversal), net	696	(973)	1,759
Write-downs, including goodwill and asset impairments	9,202	3,973	1,884
Deferred income tax expense (benefit)	772	(5,631)	(1,447)
Share-based and other non-cash compensation	26,824	23,209	24,230
Unrealized foreign currency exchange gain	(134)	(2,770)	(212)
Realized and unrealized investment loss (gain)	867	(127)	(465)
Induced conversion expense on settlement on convertible notes	15,264	—	—
Changes in assets and liabilities:
Accounts receivable	(1,319)	29,105	(1,907)
Inventories	(76)	(1,501)	(285)
Film assets	(25,280)	(25,122)	(20,394)
Deferred revenue	(2,396)	(14,308)	(3,882)
Changes in other operating assets and liabilities	(7,308)	(35,192)	(35,989)
Net cash provided by operating activities	127,068	70,837	58,615
Investing Activities
Purchase of property, plant and equipment	(8,167)	(8,428)	(6,491)
Investment in equipment for joint revenue sharing arrangements	(28,425)	(24,341)	(18,000)
Acquisition of other intangible assets	(5,324)	(8,447)	(8,344)
Proceeds from sale of equity securities	—	—	1,045
Net cash used in investing activities	(41,916)	(41,216)	(31,790)
Financing Activities
Proceeds from issuance of convertible notes, net	243,125	—	—
Redemption of capped calls related to convertible notes	30,747	—	—
Debt issuance costs related to convertible notes	(24)	—	—
Cash paid related to repurchase of convertible notes	(275,415)	—	—
Purchase of capped calls related to convertible notes	(21,925)	—	—
Proceeds from revolving credit facility borrowings	109,000	55,000	39,717
Repayments of revolving credit facility borrowings	(109,000)	(42,000)	(53,248)
Proceeds from other borrowings	—	—	322
Repayment of other borrowings	(1,116)	(874)	(53)
Credit facility amendment fees paid	(2,280)	—	(46)
Repurchase of common shares, IMAX Corporation	—	(17,855)	(26,823)
Repurchase of common shares, IMAX China	(1,454)	(116)	(15)
Taxes withheld and paid on employee stock awards vested	(9,742)	(4,978)	(6,466)
Common shares issued - stock options exercised	4,005	5,291	—
Principal payment under finance lease obligations	—	(509)	(480)
Dividends paid to non-controlling interests	—	—	(1,438)
Net cash used in financing activities	(34,079)	(6,041)	(48,530)
Effects of exchange rate changes on cash	(497)	812	504
Increase (decrease) in cash and cash equivalents during year	50,576	24,392	(21,201)
Cash and cash equivalents, beginning of year	100,592	76,200	97,401
Cash and cash equivalents, end of year	$151,168	$100,592	$76,200

(See the accompanying notes, which are an integral part of these Consolidated Financial Statements)

IMAX CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands of U.S. Dollars except share amounts)

	Years Ended December 31,
	2025	2024	2023
Adjustments to capital stock:
Balance, beginning of year	$401,420	$389,048	$376,715
Restricted share units and performance stock units vested, net of shares withheld for employee tax obligations	12,483	14,033	13,701
Employee stock options exercised, net of shares withheld for employee tax obligations	4,005	5,291	—
Grant date fair value of stock options exercised	1,254	1,623	—
Average carrying value of repurchased and retired common shares	—	(8,575)	(1,368)
Balance, end of year	419,162	401,420	389,048
Adjustments to other equity:
Balance, beginning of year	185,268	185,087	185,678
Amortization of share-based payment expense - stock options	—	—	93
Amortization of share-based payment expense - restricted share units	17,629	13,895	12,502
Amortization of share-based payment expense - performance stock units	9,650	8,536	8,321
Restricted share units and performance stock units vested	(23,278)	(20,122)	(21,074)
Grant date fair value of stock options exercised	(1,254)	(1,623)	—
Change in ownership interest related to IMAX China common share repurchases	(549)	(505)	(433)
Settlement of capped calls related to 2026 convertible notes	30,747	—	—
Induced conversion impact on settlement of 2026 convertible notes	(31,506)	—	—
Purchase of capped calls related to 2030 convertible notes	(21,925)	—	—
Balance, end of year	164,782	185,268	185,087
Adjustments to statutory surplus reserve:
Balance, beginning of year	4,051	3,932	3,932
Change in statutory surplus reserve, IMAX China	168	119	—
Balance, end of year	4,219	4,051	3,932
Adjustments to accumulated deficit:
Balance, beginning of year	(274,675)	(292,845)	(293,124)
Net income attributable to common shareholders	34,876	26,059	25,335
Statutory surplus reserve deducted from retained earnings, IMAX China	(168)	(119)	—
Common shares repurchased and retired	—	(7,770)	(25,056)
Balance, end of year	(239,967)	(274,675)	(292,845)
Adjustments to accumulated other comprehensive loss:
Balance, beginning of year	(16,598)	(12,081)	(9,846)
Other comprehensive income (loss), net of tax	6,293	(4,517)	(2,235)
Balance, end of year	(10,305)	(16,598)	(12,081)
Adjustments to non-controlling interests:
Balance, beginning of year	78,069	71,790	65,691
Net income attributable to non-controlling interests	10,664	6,621	7,793
Other comprehensive income (loss), net of tax	1,228	(745)	(1,102)
Share-based compensation attributable to non-controlling interests	120	13	428
Dividends paid to non-controlling shareholders of IMAX China	—	—	(1,438)
Change in ownership interest related to IMAX China common share repurchases	(905)	390	418
Balance, end of year	89,176	78,069	71,790
Total Shareholders’ Equity	$427,067	$377,535	$344,931
Common shares issued and outstanding:
Balance, beginning of year	52,946,200	53,260,276	54,148,614
Employee stock options exercised	179,958	248,763	—
Performance stock units settled with new treasury shares	267,314	190,914	233,306
Restricted share units settled with new treasury shares	528,204	521,010	514,383
Repurchase of common shares	—	(1,274,763)	(1,636,027)
Balance, end of year	53,921,676	52,946,200	53,260,276

(See the accompanying notes, which are an integral part of these Consolidated Financial Statements)

IMAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. Dollars, unless otherwise stated)

1. Description of the Business

IMAX Corporation, together with its consolidated subsidiaries (the “Company” or “IMAX”) is a Canadian corporation that was formed in March 1994 as a result of an amalgamation between WGIM Acquisition Corp. and the former IMAX Corporation (“Predecessor IMAX”). Predecessor IMAX was incorporated in 1967. As of December 31, 2025, IMAX Corporation indirectly owned 71.57% of IMAX China Holding, Inc. (“IMAX China”), whose shares trade on the Hong Kong Stock Exchange. IMAX China is a consolidated subsidiary of the Company.

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

As of December 31, 2025, there were 1,864 IMAX Systems operating in locations in 91 countries and territories, including 1,796 commercial multiplexes, 10 commercial destinations and 58 institutional locations in the Company’s global network. This compares to 1,807 IMAX Systems operating in 90 countries and territories as of December 31, 2024 including 1,735 commercial multiplexes, 11 commercial destinations, and 61 institutional locations in the Company’s global network.

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

As of December 31, 2025 and 2024, total assets and liabilities of the Company’s consolidated VIEs were as follows:

	December 31,	December 31,
(In thousands of U.S. Dollars)	2025	2024
Total assets	$1,746	$1,459
Total liabilities	$362	$246

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

The significant estimates made by management include, but are not limited to: (i) the allocation of the transaction price in an IMAX System arrangement to distinct performance obligations; (ii) the amount of variable consideration to be earned on sales of IMAX Systems based on projections of future box office performance and inflation; (iii) expected credit losses on accounts receivable, financing receivables, and variable consideration receivables; (iv) provisions for the write-down of excess and obsolete inventories; (v) the fair values of the reporting units used in assessing the recoverability of goodwill; (vi) the cash flow projections used in testing the recoverability of long-lived assets such as the system equipment supporting joint revenue sharing arrangements (“JRSA”) ; (vii) the economic lives of the system equipment supporting joint revenue sharing arrangements; (viii) the useful lives of tangible and intangible assets; (ix) the ultimate revenue forecasts used to test the recoverability of film assets; (x) the discount rates used to determine the present value of financing receivables, variable consideration and lease liabilities, as well as to determine the fair values of the Company’s reporting units for the purpose of assessing the recoverability of goodwill; (xi) pension plan assumptions; (xii) estimates related to the fair value and projected vesting of share-based payment awards; (xiii) the valuation allowance of deferred income tax assets; and (xiv) reserves related to uncertain tax positions.

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

The Company records write-downs for excess and obsolete inventories based upon management’s judgments regarding future events and business conditions, including the anticipated installation dates for the current backlog of theater system contracts, contracts in negotiation, technological developments, growth prospects within the customers’ ultimate marketplace and anticipated market acceptance of the Company’s current and pending theater IMAX Systems.

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

The recoverability of the Company’s film assets is dependent upon the commercial acceptance of the underlying films and the resulting level of global box office results and, in certain situations, ancillary revenues. If management’s projections of future net cash flows resulting from the exploitation of a film indicate that the carrying value of the film asset is not recoverable, the film asset is written down to its fair value.

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

Other Assets

Other Assets principally include lease incentives provided to certain exhibitor customers under JRSAs, as well as sales commissions and other deferred selling expenses that directly relate to the acquisition of the revenue generating contract and are incremental to the Company’s other expenses. To a much lesser extent, Other Assets also includes various investments and foreign currency derivatives.

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

Goodwill

Goodwill represents the excess of the purchase price paid over the fair value of net assets acquired in a business combination. Goodwill is not amortized, but is tested annually for impairment at the reporting unit level in the fourth quarter of the year and between annual tests if indicators of potential impairment exist. These indicators could include a decline in the Company’s stock price and market capitalization, a significant change in the outlook for the reporting unit’s business, including projections of future global box office results and IMAX System installations, lower than expected operating results, increased competition, legal factors, or the sale or disposition of a significant portion of a unit. For reporting units with goodwill, an impairment loss is recognized for the amount by which the unit’s carrying value, including goodwill, exceeds its fair value. The carrying value of each unit is based on a systematic and rational allocation of certain assets and liabilities. The fair value of each unit is assessed using a discounted cash flow model based on management’s current short-term forecast and estimated long-term projections, against which various sensitivity analyses are performed. The discount rates used in the cash flow model are derived based on the Company’s estimated weighted average cost of capital. These estimates and the likelihood of future changes in these estimates depend on a number of underlying variables and a range of possible outcomes.

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

The transaction price in an IMAX System arrangement is allocated to each good or service that is identified as a separate performance obligation based on estimated standalone selling prices. This allocation is based on observable prices when the Company sells the goods or services separately. The Company has established standalone prices for the System Obligation and maintenance and extended warranty services, as well as for film license arrangements. The Company uses an adjusted market assessment and cost-plus approaches for separate performance obligations that do not have standalone selling prices or third-party evidence of estimated standalone selling prices. The Company considers multiple factors including its historical pricing practices, product class, market competition and geography.

IMAX System arrangements involve either the lease or the sale of an IMAX System. The transaction price for the System Obligation, other than for IMAX Systems delivered pursuant to joint revenue sharing arrangements, consist of upfront or initial payments made before and after the final installation of the system and ongoing payments throughout the term of the arrangement. The Company estimates the transaction price, including an estimate of future variable consideration, received in exchange for the goods delivered or services rendered. The arrangement for the sale of an IMAX System includes indexed minimum payment increases over the term of the arrangement, as well as the potential for additional payments owed by the exhibitor customer if certain minimum box office receipt thresholds are exceeded. In addition, sales arrangements include amounts owed by the exhibitor customer based on a percentage of their box office receipts over the term of the arrangement. These contract provisions are considered to be variable consideration. An estimate of the present value of such variable consideration is recognized as revenue upon the transfer of control of the System Obligation to the customer, subject to constraints to ensure that there is not a risk of significant revenue reversal. This estimate is based on management’s box office projections for the individual location, which are developed using historical data for the location and, if necessary, comparable theaters and territories (see “Constraints on the Recognition of Variable Consideration” below). Transfer of control of the System Obligation occurs at the earlier of client acceptance of the installation of the IMAX System, including projectionist training, and the opening of the location to the public, as discussed in more detail below.

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

The initial revenue recognized in a sales arrangement consists of payments received before and in connection with the installation of the IMAX System and the present value of any future payments, including ongoing fixed minimum payments, which are subject to indexed increases over the term of the arrangement, and potential additional payments owed by the customer if certain minimum box office receipt thresholds are exceeded. In addition, sales arrangements include amounts owed by the customer based on a percentage of their box office receipts over the term of the arrangement. Potential payments based on the future box office receipts of the customer are considered to be variable consideration. An estimate of the present value of such variable consideration is recognized as revenue upon the transfer of control of the System Obligation to the customer, subject to constraints to ensure that there is not a risk of significant revenue reversal (see “Constraints on the Recognition of Variable Consideration” below).

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

Constraints on the Recognition of Variable Consideration

The recognition of variable consideration involves a significant amount of judgment. Variable consideration is recognized subject to appropriate constraints to avoid a significant reversal of revenue in future periods. The Company reviews its variable consideration assets on at least a quarterly basis considering recent global box office performance and, when applicable, updated global box office projections for future periods. The relevant accounting guidance identifies the following examples of situations when constraining the amount of variable consideration is appropriate:

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

As discussed above, the Company’s significant streams of variable consideration relate to arrangements for the sale of IMAX Systems which include indexed minimum payment increases over the term of the arrangement, as well as the potential for additional payments owed by the customer if certain minimum box office receipt thresholds are exceeded. In addition, sales arrangements include variable consideration based on a percentage of the customer’s box office receipts over the term of the arrangement.

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

Terminations, Consensual Buyouts and Concessions

The Company enters into IMAX System arrangements with customers that contain customer payment obligations prior to the scheduled installation of the IMAX System. During the period of time between signing and the installation of the IMAX System, which may extend several years, certain customers may be unable to, or may elect not to, proceed with the system installation for a number of reasons including business considerations, or the inability to obtain certain consents, approvals or financing. Once the determination is made that the customer will not proceed with installation, the arrangement may be terminated under the default provisions of the arrangement or by mutual agreement between the Company and the customer (a “consensual buyout”). Terminations by default are situations when a customer does not meet the payment obligations under an arrangement and the Company retains the amounts paid by the customer. Under terminations by default, the Company evaluates the deferred revenue for potential breakage in accordance with ASC 606. Breakage is recognized as revenue when the Company concludes that the customer’s likelihood of exercising its remaining rights is remote. Under a consensual buyout, the Company and the customer agree, in writing, to a settlement and to release each other of any further obligations under the arrangement or an arbitrated settlement is reached. Under a consensual buyout, any initial payments retained or additional payments received by the Company are recognized as revenue when the settlement arrangements are executed and the cash is received, respectively.

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

Leases

As a lessee, the Company’s lease arrangements principally involve office and warehouse space, which are classified as operating leases. The corresponding operating lease right-of-use (“ROU”) assets and lease liabilities are recorded within Property, Plant and Equipment and Accrued and Other Liabilities on the Company’s Consolidated Balance Sheets. ROU assets represent the Company’s right to use an underlying asset for the lease term. Operating lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The incremental borrowing rate used in the calculation of the Company’s lease liabilities is based on the location of each leased property. None of the Company’s leases include options to purchase the leased property. Most of the Company’s leases include one or more options to renew, with renewal terms that can extend the lease term from one to five years or more. The Company has the ability to renew its leases through either extension options or mutual agreement. The depreciable lives of ROU assets and related leasehold improvements are limited by the expected lease term. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company rents or subleases certain office space to third parties, which have a remaining term of less than 12 months and are not expected to be renewed. When there are modifications to the lease agreements, the Company remeasures the lease liabilities to reflect changes to lease payments and recognizes the amount of the remeasurement of the lease liability as an adjustment to the ROU assets. Amortization of ROU assets and interest on lease liabilities are included within Selling, General and Administrative Expenses in the Company’s Consolidated Statements of Operations. (Refer to Note 5 for additional information related to the Company’s operating leases.)

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

Foreign currency derivatives are recognized and measured on the Consolidated Balance Sheets at their fair value. Changes in the fair value (i.e., gains or losses) are recognized in the Consolidated Statements of Operations except for derivatives designated and qualifying as foreign currency hedging instruments. For foreign currency hedging instruments, the gain or loss related to the effective portion of the hedge of a forecasted transaction is reported within Other Comprehensive Income (Loss) and reclassified to the Consolidated Statements of Operations when the forecasted transaction occurs. Any ineffective portion is recognized immediately in the Consolidated Statements of Operations.

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

(Refer to “Capital Stock — Share-Based Compensation” in Note 16 for the assumptions used to determine the fair value of the Company’s stock options.)

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

Performance Stock Units

The Company grants two types of PSU awards, one which vests based on a combination of employee service and the achievement of certain Adjusted EBITDA targets and one which vests based on a combination of employee service and the achievement of total shareholder return (“TSR”) targets. The achievement of the Adjusted EBITDA and TSR targets in these PSUs is determined over a three-year performance period. For PSUs granted as of December 31, 2025, the number of PSUs that ultimately vest can range from 0% to a maximum vesting opportunity of 175% of the initial Adjusted EBITDA PSU award or 150% of the initial TSR PSU award depending upon actual performance versus the established Adjusted EBITDA and TSR targets, respectively, at the end of the three-year performance period. The Company’s PSUs are classified as equity.

The grant date fair value of PSUs with Adjusted EBITDA targets is equal to the closing price of the Company’s common shares on the date of grant or the average closing price of the Company’s common shares for five days prior to the date of grant or as stipulated in the respective employee’s agreement. The grant date fair value of PSUs with TSR targets is determined on the grant date using a Monte Carlo simulation, which is a valuation model that considers the likelihood of achieving the TSR targets embedded in the award (“Monte Carlo Model”). The compensation expense attributable to each type of PSU is recognized on a straight-line basis over the requisite service period.

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

Pension Plans and Postretirement Benefits

The Company has a defined benefit pension plan, the Supplemental Executive Retirement Plan (the “SERP”). As the Company’s SERP was unfunded, as of December 31, 2025, a liability was recognized for the benefit obligation.

Assumptions used in computing the defined benefit obligations are reviewed annually by management in consultation with its actuaries and adjusted for current conditions. Actuarial gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefits cost are recognized as a component of Other Comprehensive Income (Loss). Amounts recognized in Accumulated Other Comprehensive Loss including unrecognized actuarial gains or losses and prior service costs are adjusted as they are subsequently recognized in the Consolidated Statements of Operations as components of net periodic benefit cost. Prior service costs resulting from the pension plan inception or amendments are amortized over the expected future service life of the employees, cumulative actuarial gains and losses in excess of 10% of the projected benefit obligation are amortized over the expected average remaining service life of the employees, and current service costs are expensed when earned. The remaining weighted average future service life of the employee used in computing the defined benefit obligation for the year ended December 31, 2025 was three years.

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

3. New Accounting Standards and Accounting Changes

Adoption of New Accounting Policies

Improvements to Income Tax Disclosures

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). The amendments in ASU 2023-09 are intended to improve the transparency of income tax disclosures by requiring (i) consistent categories and greater disaggregation of information in the rate reconciliation, and (ii) income taxes to be paid disaggregated by jurisdiction. The Company adopted ASU 2023-09 for the year ended December 31, 2025 on a prospective basis. The adoption of this ASU impacted the Company’s income tax disclosures in Note 11 of these Consolidated Financial Statements.

Induced Conversions of Convertible Debt Instruments

In November 2024, the FASB issued ASU Update No. 2024-04, “Debt - Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments” (“ASU 2024-04”). ASU 2024-04 clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The Company adopted ASU 2024-04 for the Company’s year ended December 31, 2025. The adoption of this ASU impacted the accounting for and disclosure of the Company’s convertible debt instruments, as disclosed in Note 13 of these Consolidated Financial Statements.

Recently Issued FASB Accounting Standard Codification Updates Not Yet Adopted

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures” (“ASU 2024-03”). The amendments in ASU 2024-03 expand disclosures about specific expense categories presented on the face of the income statement and addresses requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation and amortization) in commonly presented expense captions (such as cost of sales, selling, general and administrative expenses). ASU 2024-03 is effective for interim periods within annual reporting periods beginning after December 15, 2027 with early adoption permitted. The Company is in the process of evaluating the impact of ASU 2024-03 on its Consolidated Financial Statements.

Measurement of Credit Losses for Accounts Receivable and Contract Assets

In July 2025, the FASB issued ASU No. 2025-05, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets” (“ASU 2025-05”). The amendments in ASU 2025-05 provide a practical expedient that allows entities to assume current economic conditions as of the balance sheet date will remain unchanged throughout the reasonable and supportable forecast period when estimating expected credit losses for eligible financial assets, including trade receivables and contract assets. ASU 2025-05 is effective for fiscal periods beginning after December 15, 2025, including interim periods within those fiscal years. The Company does not expect the adoption of this ASU to have a material impact on its Consolidated Financial Statements.

Targeted Improvements to the Accounting for Internal-Use Software

In September 2025, the FASB issued ASU No. 2025-06, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software” (“ASU 2025-06”). The amendments in ASU 2025-06 clarify and refine the criteria for capitalizing costs related to internal-use software. Under the new guidance, capitalization is permitted when both of the following conditions are met: (i) management has authorized and committed to funding the software project, and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. ASU 2025-06 is effective for fiscal periods beginning after December 15, 2027, and interim periods thereafter. The Company is in the process of evaluating the impact of this ASU on its Consolidated Financial Statements.

Hedge Accounting Improvements

In November 2025, the FASB issued ASU No. 2025-09, “Derivatives and Hedging (Topic 815): Hedge Accounting Improvements” (“ASU 2025-09”). The amendments in ASU 2025-09 more closely align hedge accounting with the economics of an entity’s risk management activities for (i) similar risk assessment for cash flow hedges, (ii) hedging forecasted interest payment on choose-your-rate debt instruments, (iii) cash flow hedges of nonfinancial forecasted transactions, (iv) net written options as hedging instruments, and (v) foreign-currency-denominated debt instrument as hedging instrument and hedged item. ASU 2025-09 is effective for fiscal periods beginning after December 15, 2026, and interim periods thereafter. The Company is in the process of evaluating the impact of this ASU on its Consolidated Financial Statements.

Accounting for Government Grants Received by Business Entities

In December 2025, the FASB issued ASU No. 2025-10, “Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities” (“ASU 2025-10”). The amendments in ASU 2025-10 establishes accounting and guidance for a government grant received by an entity. Under the new guidance, a government grant is not recognized until it is probable that an entity will comply with the conditions attached to the grant and the grant will be received, and recognition guidance is met. A grant related to an asset is recognized on the balance sheet as an entity incurs the related costs for which the grant is intended to compensate. ASU 2025-10 is effective for fiscal periods beginning after December 15, 2028, and interim periods thereafter. The Company is in the process of evaluating the impact of this ASU on its Consolidated Financial Statements.

The Company considers the applicability and impact of all recently issued FASB accounting standard codification updates. ASUs that are not noted above were assessed and determined to be not applicable or not significant to the Company’s Consolidated Financial Statements for the year ended December 31, 2025.

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

Management’s judgments regarding expected credit losses are based on the facts available to management and involve estimates about the future. As a result, the Company’s judgments and associated estimates of credit losses may ultimately prove, with the benefit of hindsight, to be incorrect. The impacts of inflation, and rising interest rates may impact future credit losses. The Company will continue to monitor economic trends and conditions and portfolio performance and adjust its allowance for credit loss accordingly. Refer to “Summary of Significant Accounting Policies — Estimates and Assumptions” in Note 2.

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

The following tables summarize the activity in the allowance for credit losses related to Accounts Receivable for the years ended December 31, 2025 and 2024:

	Year Ended December 31, 2025
	Theater
(In thousands of U.S. Dollars)	Operators	Studios	Other	Total
Beginning balance	$11,678	$1,017	$583	$13,278
Current year provision (reversal), net	581	617	(139)	1,059
Write-offs, net of recoveries	(232)	(321)	—	(553)
Foreign exchange	143	(3)	—	140
Ending balance	$12,170	$1,310	$444	$13,924

	Year Ended December 31, 2024
	Theater
(In thousands of U.S. Dollars)	Operators	Studios	Other	Total
Beginning balance	$14,355	$616	$1,006	$15,977
Current year (reversal) provision, net	(2,696)	404	17	(2,275)
Write-offs, net of recoveries	(178)	(3)	(440)	(621)
Foreign exchange	197	—	—	197
Ending balance	$11,678	$1,017	$583	$13,278

For the year ended December 31, 2025, the Company’s allowance for current expected credit losses related to Accounts Receivable increased by $0.6 million, largely reflective of specific provisions related to certain exhibitors in Greater China for which the Company determined there was an increased risk of non-collection of aged receivables.

For the year ended December 31, 2024, the Company’s allowance for current expected credit losses related to Accounts Receivable decreased by $2.7 million, largely the result of an increase in collections of outstanding balances as exhibition partners continue to improve their financial position post pandemic.

Financing Receivables

Financing receivables are due from theater operators and consist of the Company’s net investment in sales-type leases and receivables associated with financed sales of IMAX Systems. As of December 31, 2025 and 2024, financing receivables consisted of the following:

	December 31,
(In thousands of U.S. Dollars)	2025	2024
Net investment in leases:
Gross minimum payments due under sales-type leases	$32,628	$30,890
Unearned finance income	(1,015)	(887)
Present value of minimum payments due under sales-type leases	31,613	30,003
Allowance for credit losses	(458)	(664)
Net investment in leases	31,155	29,339
Financed sales receivables:
Gross minimum payments due under financed sales	127,099	127,906
Unearned finance income	(26,160)	(27,199)
Present value of minimum payments due under financed sales	100,939	100,707
Allowance for credit losses	(10,140)	(10,161)
Net financed sales receivables	90,799	90,546
Total financing receivables	$121,954	$119,885

Net financed sales receivables due within one year	$30,660	$30,136
Net financed sales receivables due after one year	60,139	60,410
Total financed sales receivables	$90,799	$90,546

As of December 31, 2025 and 2024, the weighted-average remaining lease term and weighted-average interest rate associated with the Company’s sales-type lease arrangements and financed sales receivables, as applicable, were as follows:

	December 31,
	2025	2024
Weighted-average remaining lease term (in years):
Sales-type lease arrangements	8.6	8.5
Weighted-average interest rate:
Sales-type lease arrangements	6.91%	7.24%
Financed sales receivables	8.68%	8.95%

The tables below provide information on the Company’s net investment in leases by credit quality indicator as of December 31, 2025 and 2024. The amounts disclosed for each credit quality classification are determined on a theater-by-theater basis and include both billed and unbilled amounts.

(In thousands of U.S. Dollars)	By Origination Year
As of December 31, 2025	2025	2024	2023	2022	2021	Prior	Total
Net investment in leases:
Credit quality classification:
In good standing	$4,843	$3,277	$2,638	$2,721	$8,562	$9,171	$31,212
Credit Watch	—	—	—	—	—	—	—
Pre-approved transactions	—	—	—	—	—	—	—
Transactions suspended	—	—	—	—	—	401	401
Total net investment in leases	$4,843	$3,277	$2,638	$2,721	$8,562	$9,572	$31,613

(In thousands of U.S. Dollars)	By Origination Year
As of December 31, 2024	2024	2023	2022	2021	2020	Prior	Total
Net investment in leases:
Credit quality classification:
In good standing	$3,469	$3,190	$3,057	$6,625	$1,963	$1,931	$20,235
Credit Watch	—	—	—	—	—	—	—
Pre-approved transactions	—	—	—	2,800	1,477	4,664	8,941
Transactions suspended	—	—	426	—	—	401	827
Total net investment in leases	$3,469	$3,190	$3,483	$9,425	$3,440	$6,996	$30,003

The tables below provide information on the Company’s financed sales receivables by credit quality indicator as of December 31, 2025 and 2024. The amounts disclosed for each credit quality classification are determined on a theater-by-theater basis and include both billed and unbilled amounts.

(In thousands of U.S. Dollars)	By Origination Year
As of December 31, 2025	2025	2024	2023	2022	2021	Prior	Total
Financed sales receivables:
Credit quality classification:
In good standing	$11,069	$6,537	$7,638	$4,796	$7,642	$38,792	$76,474
Credit Watch	—	—	—	—	114	629	743
Pre-approved transactions	316	165	369	—	428	6,870	8,148
Transactions suspended	—	—	—	527	391	14,656	15,574
Total financed sales receivables	$11,385	$6,702	$8,007	$5,323	$8,575	$60,947	$100,939

(In thousands of U.S. Dollars)	By Origination Year
As of December 31, 2024	2024	2023	2022	2021	2020	Prior	Total
Financed sales receivables:
Credit quality classification:
In good standing	$6,217	$7,249	$5,980	$6,152	$4,974	$41,570	$72,142
Credit Watch	—	—	—	—	—	567	567
Pre-approved transactions	411	779	298	3,468	1,899	8,132	14,987
Transactions suspended	—	—	—	114	143	12,754	13,011
Total financed sales receivables	$6,628	$8,028	$6,278	$9,734	$7,016	$63,023	$100,707

The following tables provide an aging analysis for the Company’s net investment in leases and financed sales receivables as of December 31, 2025 and 2024:

	As of December 31, 2025
(In thousands of U.S. Dollars)	Accrued and Current	30-89 Days	90+ Days	Billed	Unbilled	Recorded Receivable	Allowance for Credit Losses	Net
Net investment in leases	$670	$223	$2,278	$3,171	$28,442	$31,613	$(458)	$31,155
Financed sales receivables	1,361	887	10,308	12,556	88,383	100,939	(10,140)	90,799
Total	$2,031	$1,110	$12,586	$15,727	$116,825	$132,552	$(10,598)	$121,954

	As of December 31, 2024
(In thousands of U.S. Dollars)	Accrued and Current	30-89 Days	90+ Days	Billed	Unbilled	Recorded Receivable	Allowance for Credit Losses	Net
Net investment in leases	$222	$218	$3,185	$3,625	$26,378	$30,003	$(664)	$29,339
Financed sales receivables	895	1,019	12,462	14,376	86,331	100,707	(10,161)	90,546
Total	$1,117	$1,237	$15,647	$18,001	$112,709	$130,710	$(10,825)	$119,885

The following tables provide information about the Company’s net investment in leases and financed sales receivables with billed amounts past due for which it continued to accrue finance income as of December 31, 2025 and 2024.

	As of December 31, 2025
(In thousands of U.S. Dollars)	Accrued and Current	30-89 Days	90+ Days	Billed	Unbilled	Allowance for Credit Losses	Net
Net investment in leases	$337	$165	$2,281	$2,783	$16,129	$(10)	$18,902
Financed sales receivables	684	690	7,440	8,814	32,211	(1,252)	39,773
Total	$1,021	$855	$9,721	$11,597	$48,340	$(1,262)	$58,675

	As of December 31, 2024
(In thousands of U.S. Dollars)	Accrued and Current	30-89 Days	90+ Days	Billed	Unbilled	Allowance for Credit Losses	Net
Net investment in leases	$222	$218	$3,185	$3,625	$20,176	$(6)	$23,795
Financed sales receivables	727	610	10,143	11,480	42,208	(1,086)	52,602
Total	$949	$828	$13,328	$15,105	$62,384	$(1,092)	$76,397

The following table provides information about the Company’s net investment in leases and financed sales receivables that were on nonaccrual status as of December 31, 2025 and 2024:

	As of December 31, 2025			As of December 31, 2024
(In thousands of U.S. Dollars)	Recorded Receivable	Allowances for Credit Losses	Net	Recorded Receivable	Allowances for Credit Losses	Net
Net investment in leases	$401	$(401)	$—	$827	$(614)	$213
Net financed sales receivables	24,467	(9,243)	15,224	28,565	(8,317)	20,248
Total	$24,868	$(9,644)	$15,224	$29,392	$(8,931)	$20,461

For the years ended December 31, 2025, 2024, and 2023, the Company did not recognize any Finance Income related to the net investment in leases in nonaccrual status.

For the year ended December 31, 2025, the Company recognized $0.3 million (2024 — $1.0 million; 2023 — $0.2 million) in Finance Income related to the financed sales receivables in nonaccrual status.

The following tables summarize the activity in the allowance for credit losses related to the Company’s net investment in leases and financed sales receivables for the years ended December 31, 2025 and 2024:

	December 31, 2025
	Net Investment	Net Financed
(In thousands of U.S. Dollars)	in Leases	Sales Receivables
Beginning balance	$664	$10,161
Current year reversal, net	(207)	(60)
Foreign exchange	1	39
Ending balance	$458	$10,140

	December 31, 2024
	Net Investment	Net Financed
(In thousands of U.S. Dollars)	in Leases	Sales Receivables
Beginning balance	$453	$9,617
Current year provision, net	212	572
Foreign exchange	(1)	(28)
Ending balance	$664	$10,161

For the years ended December 31, 2025 and 2024, the Company’s allowance for current expected credit losses related to its net investment in leases and financed sales receivables decreased by $0.2 million and increased by $0.8 million, respectively, which reflects the Company’s credit quality assessment of future minimum payments due from its exhibition customers.

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

The following table summarizes the activity in the Allowance for Credit Losses related to Variable Consideration Receivables for the years ended December 31, 2025 and 2024:

	December 31,
	2025	2024
(In thousands of U.S. Dollars)	Theater Operators	Theater Operators
Beginning balance	$116	$633
Current year (reversal) provision, net	(96)	(513)
Foreign exchange	—	(4)
Ending balance	$20	$116

For the year ended December 31, 2025, the Company’s allowance for current expected credit losses related to Variable Consideration Receivables remained consistent.

For the year ended December 31, 2024, the Company’s allowance for current expected credit losses related to Variable Consideration Receivables decreased by $0.5 million as part of the Company’s assessment of the risk profile of the balance.

5. Lease Arrangements

IMAX Corporation as a Lessee

The Company’s operating lease arrangements principally involve office and warehouse space. Office equipment is generally purchased outright. Leases with an initial term of less than 12 months are not recorded on the Consolidated Balance Sheets and the related lease expense is recognized on a straight-line basis over the lease term. The Company has the ability to renew its leases through either extension options or mutual agreement. The incremental borrowing rate used in the calculation of the Company’s lease liabilities is based on the location of each leased property. None of the Company’s leases include options to purchase the leased property. The depreciable lives of right-of-use assets and related leasehold improvements are limited by the expected lease term. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

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

For the years ended December 31, 2025, 2024, and 2023 the components of lease expense, which are primarily recorded within Selling, General and Administrative Expenses, were as follows:

	Years Ended December 31,
(In thousands of U.S. Dollars)	2025	2024	2023
Operating lease cost:
Amortization of operating lease assets	$2,499	$2,120	$2,677
Interest on operating lease liabilities	709	661	768
Short-term and variable lease costs	412	289	507
Finance lease cost:
Amortization of finance lease assets	398	398	398
Interest on finance lease liabilities	—	17	45
Total lease cost	$4,018	$3,485	$4,395

For the years ended December 31, 2025, 2024, and 2023, supplemental cash and non-cash information related to leases was as follows:

	Years Ended December 31,
(In thousands of U.S. Dollars)	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating leases	$3,241	$3,068	$3,675
Finance leases	—	509	480
Supplemental disclosure of noncash leasing activities:
Right-of-use assets obtained in exchange for operating lease obligations	$1,787	$1,596	$972
Right-of-use assets obtained in exchange for finance lease obligations	—	—	—

As of December 31, 2025 and 2024, supplemental balance sheet information related to leases was as follows:

		December 31,
(In thousands of U.S. Dollars)		2025	2024
Assets:	Balance Sheet Location
Operating lease right-of-use assets	Property, plant and equipment	$9,300	$10,019
Finance lease right-of-use assets	Property, plant and equipment	624	1,022
Liabilities:	Balance Sheet Location
Operating lease liabilities	Accrued and other liabilities	$11,065	$11,861
Finance lease liabilities	Accrued and other liabilities	—	—

As of December 31, 2025 and 2024, the weighted-average remaining lease term and weighted-average interest rate associated with the Company’s leases were as follows:

	December 31,
(In thousands of U.S. Dollars)	2025	2024
Operating leases:
Weighted-average remaining lease term (years)	3.8	4.8
Weighted-average discount rate	5.87%	5.87%
Finance leases:
Weighted-average remaining lease term (years)	1.6	2.6
Weighted-average discount rate	6.00%	6.00%

As of December 31, 2025, the maturities of the Company’s operating lease liabilities were as follows:

(In thousands of U.S. Dollars)
2026	$3,327
2027	3,268
2028	3,075
2029	2,556
2030	172
Thereafter	6
Total lease payments	$12,404
Less: interest expense	(1,339)
Present value of lease liabilities	$11,065

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

The following lease payments are expected to be received by the Company for its sales-type leases and joint revenue sharing arrangements in each of the next five years and thereafter following the December 31, 2025 balance sheet date:

(In thousands of U.S. Dollars)	Sales-Type Leases
2026	$3,955
2027	3,533
2028	3,418
2029	3,418
2030	3,405
Thereafter	14,899
Total	$32,628

(Refer to Note 4 for additional information related to the net investment in leases related to the Company’s sales-type lease arrangements.)

6. Variable Considerations from Contracts with Customers

The arrangement for the sale of an IMAX System includes indexed minimum payment increases over the term of the arrangement, as well as the potential for additional payments owed by an exhibitor customer if certain minimum box office receipt thresholds are exceeded. In addition, sales arrangements include amounts owed by an exhibitor customer based on a percentage of their box office receipts over the term of the arrangement. These contract provisions are considered to be variable consideration. An estimate of the present value of such variable consideration is recognized as revenue upon the transfer of control of the System Obligation to the customer, subject to constraints to ensure that there is not a risk of significant revenue reversal. This estimate is based on management’s box office projections for the individual IMAX System, which are developed using historical data for the location and, if necessary, comparable locations and territories. Estimates for future indexed minimum payment increases are based on historical index rates, in addition to any external factors which may influence this index in the future. (Refer to “Summary of Significant Accounting Policies — Revenue Recognition” in Note 2 for a more detailed discussion of the Company’s accounting policy related to variable consideration, including constraints on the recognition of variable consideration.)

The following table summarizes the activity related to variable consideration from contracts with customers for the years ended December 31, 2025, 2024, and 2023:

	Years Ended December 31,
(In thousands of U.S. Dollars)	2025	2024	2023
Beginning balance	$82,593	$64,338	$44,024
Variable consideration for newly recognized sales	19,603	25,485	28,580
Accretion to finance income	5,709	3,810	2,644
Transferred to receivables from variable consideration assets	(19,639)	(13,884)	(10,887)
Changes in variable consideration estimates	3,040	2,327	—
Changes in allowance for credit losses (see Note 4)	96	517	(23)
Ending balance	$91,402	$82,593	$64,338
7. Inventories

	As of December 31,
(In thousands of U.S. Dollars)	2025	2024
Raw materials	$26,620	$29,162
Work-in-process	2,280	1,611
Finished goods	3,605	2,067
	$32,505	$32,840

As of December 31, 2025, Inventories included balances of $1.0 million (December 31, 2024 — $1.8 million) for which title had passed to the customer, but the criteria for revenue recognition were not met as of the balance sheet date.

The following table summarizes the activity for the Company’s inventories valuation allowance account for the years ended December 31, 2025, 2024, and 2023:

	Years Ended December 31,
(In thousands of U.S. Dollars)	2025	2024	2023
Beginning balance	$5,532	$5,416	$5,739
Additions charged to expenses(1)	261	269	64
Other deductions(2)	(28)	(153)	(387)
Ending balance	$5,765	$5,532	$5,416
(1)Excludes an expense of $nil charged directly to the Consolidated Statements of Operations during the year ended December 31, 2025 (2024 — expense of $0.1 million; 2023 — expense of $0.5 million).
(2)Includes the write-off of amounts previously charged to valuation allowance.

8. Film Assets

	As of December 31,
(In thousands of U.S. Dollars)	2025	2024
Completed and released films	$2,335	$2,952
Films in production	10,145	4,136
Films in development	3,049	1,598
Total	$15,529	$8,686

In 2025, the Company recognized film asset amortization of $18.5 million (2024 — $24.8 million; 2023 — $20.3 million). The Company expects to amortize $13.1 million of the Film Assets balance within three years of December 31, 2025, including $6.6 million in 2026, $5.1 million in 2027, and $1.4 million in 2028. In certain film arrangements, the Company co-produces a film with a third party whereby the third party retains certain rights to the film. The amount of participation payments owed to third parties related to co-produced films as of December 31, 2025 was $5.3 million (December 31, 2024 — $5.2 million) and was recorded on the Consolidated Balance Sheets within Accrued and Other Liabilities.

In 2025, the Company recognized film asset write-downs of $0.2 million (2024 — less than $0.1 million; 2023 — $0.4 million).

9. Property, Plant and Equipment

	As of December 31, 2025
(In thousands of U.S. Dollars)	Cost	Accumulated Depreciation	Net Book Value
Equipment leased or held for use:
IMAX System components(1)(2)(3)	$345,386	$197,966	$147,420
Camera and connectivity equipment	15,962	7,855	8,107
Sub-total	361,348	205,821	155,527
Assets under construction(4)	13,507	—	13,507
Right-of-use assets(5)	12,107	2,183	9,924
Other property, plant and equipment:
Land	8,203	—	8,203
Buildings	81,573	38,283	43,290
Office and production equipment(6)	40,031	30,242	9,789
Leasehold improvements	6,723	4,053	2,670
Sub-total	136,530	72,578	63,952
Total	$523,492	$280,582	$242,910

	As of December 31, 2024
(In thousands of U.S. Dollars)	Cost	Accumulated Depreciation	Net Book Value
Equipment leased or held for use:
IMAX System components(1)(2)(3)	$331,412	$184,297	$147,115
Camera and connectivity equipment	9,400	6,280	3,120
Sub-total	340,812	190,577	150,235
Assets under construction(4)	15,110	—	15,110
Right-of-use assets(5)	12,421	1,380	11,041
Other property, plant and equipment:
Land	8,203	—	8,203
Buildings	81,258	36,029	45,229
Office and production equipment(6)	41,380	33,872	7,508
Leasehold improvements	6,858	4,051	2,807
Sub-total	137,699	73,952	63,747
Total	$506,042	$265,909	$240,133
(1)Included in system components are assets with costs of $1.4 million (2024 — $1.4 million) and accumulated depreciation of $1.4 million (2024 — $1.4 million) that are leased to customers under operating leases.
(2)Included in system components are assets with costs of $328.8 million (2024 — $313.9 million) and accumulated depreciation of $184.7 million (2024 — $171.4 million) that are used in JRSAs.
(3)In 2025, the Company recorded charges of $0.6 million (2024 — $3.4 million; 2023 — $0.8 million) in Costs and Expenses Applicable to Technology Rentals mostly related to the write-down of systems under JRSAs resulting from contract amendments.
(4)Included in assets under construction are components with costs of $9.5 million (2024 — $6.9 million) that will be utilized to construct assets to be used in JRSAs.
(5)The right-of-use assets primarily include operating leases for office and warehouse space.
(6)Fully depreciated office and production equipment is still in use by the Company. In 2025, the Company identified and wrote off $6.6 million (2024 — $0.7 million) of office and production equipment that was fully depreciated and no longer in use.

10. Other Assets

	As of December 31,
(In thousands of U.S. Dollars)	2025	2024
Lease incentives provided to exhibitor customers, net of accumulated amortization	$22,860	$20,230
Commissions and other deferred selling expenses	743	1,086
Other investments(1)	—	1,000
Foreign currency derivatives	992	—
Other	225	125
	$24,820	$22,441
(1)During the year ended December 31, 2025, the Company recorded an impairment charge of $1.0 million on the investment in equity securities. (Refer to “Financial Instruments — Investments in Equity Securities” in Note 21 for additional information.)

11. Income Taxes

Income Before Taxes by Jurisdiction

Income before taxes by tax jurisdiction for the years ended December 31, 2025, 2024, and 2023 consisted of the following:

	Years Ended December 31,
(In thousands of U.S. Dollars)	2025	2024	2023
Canada	$(2,032)	$(14,240)	$(13,366)
Foreign(1)	65,325	51,938	59,483
Total	$63,293	$37,698	$46,117
(1)Prior year amounts have been revised to conform to the current presentation with one category for Foreign income. No amounts have been reclassified between Canada and Foreign.

Income Tax Expense

Income tax expense for the years ended December 31, 2025, 2024, and 2023 consisted of the following:

	Years Ended December 31,
(In thousands of U.S. Dollars)	2025	2024	2023
Income tax expense – current(1):
Federal	$(609)	$700	$58
Provincial	(467)	537	45
Foreign	(15,919)	(11,864)	(14,601)
Sub-total	(16,995)	(10,627)	(14,498)
Income tax (expense) benefit – deferred(1):
Federal(2)	697	(1,920)	1,390
Provincial	535	(1,472)	1,066
Foreign	(2,004)	9,023	(1,009)
Sub-total	(772)	5,631	1,447
Total(3)	$(17,767)	$(4,996)	$(13,051)
(1)Prior year amounts have been revised to conform to the current presentation to present the information into Federal, Provincial, and Foreign Categories.
(2)A valuation allowance is recorded in jurisdictions where management has determined, based on the weight of all available evidence, both positive and negative, that a valuation allowance for deferred tax assets is required. For the year ended December 31, 2025, the Company recorded a $5.7 million net decrease (2024 — net increase of $3.5 million, 2023 — net decrease of $0.7 million) in the valuation allowance against its deferred tax assets in Canada. Of the $5.7 million net decrease in the valuation allowance recorded in 2025, a $6.0 million decrease is reflected within Income Tax Expense in the Company’s Consolidated Statements of Operations, and a $0.3 million increase is reflected directly on the Consolidated Balance Sheets.
(3)For the year ended December 31, 2025, Income Tax Expense excludes a tax expense of $1.2 million included in Other Comprehensive Income (2024 — benefit of $0.9 million; 2023 — expense of $0.2 million).

Reconciliation of Income Tax Expense to Statutory Rate

For the years ended December 31, 2025, 2024, and 2023, the Company’s effective tax rate and income tax expense differs from the Canadian federal statutory income tax rates due to the following factors:

	Year Ended December 31,
	2025
(In thousands of U.S. Dollars, except rates)	Amount	Percent
Income tax expense at Canadian federal statutory tax rate(1)	(9,494)	15.0%
Adjustments resulting from:
Ontario provincial tax expense	234	(0.4%)
Foreign tax effects
Withholding taxes	(3,031)	4.8%
Other statutory tax rate differences	(553)	0.9%
Changes to tax liabilities resulting from tax return adjustments	417	(0.7%)
Ireland
Statutory tax rate difference	288	(0.5%)
Increase in valuation allowance	(683)	1.1%
Changes to tax liabilities resulting from tax return adjustments	(554)	0.9%
Other	140	(0.2%)
China
Statutory tax rate difference	(4,647)	7.3%
Tax subsidy	973	(1.5%)
Withholding taxes	(986)	1.6%
United States
Statutory tax rate difference	(275)	0.4%
Changes to tax liabilities resulting from tax return adjustments	537	(0.8%)
Increase in valuation allowance	(230)	0.4%
State and local income taxes	(606)	1.0%

Decrease in valuation allowance	6,896	(10.9%)
Stock based compensation	1,706	(2.7%)
Non-deductible goodwill impairment	(1,841)	2.9%
Non-deductible premium paid on refinancing	(4,014)	6.3%
Tax gain on settlement of capped call	(1,536)	2.4%
Changes to tax reserves	(769)	1.2%
Tax credits	1,180	(1.9%)
Changes to deferred tax liabilities resulting from prior year tax return adjustments	(963)	1.5%
Other items included in tax benefit	44	(0.1%)
Income tax expense	$(17,767)	28.1%
(1)The Company’s Canadian federal statutory tax rate of 15% is comprised of the basic Part I federal tax rate of 38%, netting to 15% after the federal tax abatement and general tax reduction.

The reconciliation of taxes at the federal statutory rate to the income tax expense for the years ended December 31, 2024 and 2023 in accordance with the guidance prior to the adoption of ASU 2023-09 was as follows:

	Years Ended December 31,
	2024		2023
(In thousands of U.S. Dollars, except rates)	Amount	Rate	Amount	Rate
Income tax expense at combined statutory rates(1)	$(9,990)	26.5%	$(12,221)	26.5%
Adjustments resulting from:
Decrease (increase) in valuation allowance	(3,481)	9.2%	732	(1.6%)
Changes to tax reserves	1,374	(3.6%)	387	(0.8%)
U.S. federal and state taxes	(362)	1.0%	(250)	0.5%
Withholding taxes	(3,938)	10.5%	(5,206)	11.3%
Income tax at different rates in foreign and other provincial jurisdictions	2,324	(6.2%)	3,144	(6.8%)
Investment and other tax credits	1,169	(3.1%)	379	(0.8%)
Changes to deferred tax assets and liabilities resulting from tax return and other adjustments	3,604	(9.6%)	(273)	0.6%
Internal asset sale	4,037	(10.7)%	—	—%
Other items included in tax benefit	267	(0.7%)	257	(0.6%)
Income tax expense	$(4,996)	13.3%	$(13,051)	28.3%
(1)The Company’s Canadian corporate tax rate of 26.5% is comprised of the basic Part I federal tax rate of 38%, netting to 15% after the federal tax abatement and general tax reduction, plus the additional Ontario provincial tax rate of 11.5%.

During 2024, the Company completed an internal asset sale to more closely align intellectual property rights with its operations. The tax expense on the capital gains was offset by deferred tax benefits resulting in a net tax benefit of $4.0 million. The valuation allowance also includes a $2.3 million net tax benefit related to the internal asset sale, resulting in a total net tax benefit of $6.3 million recognized in Income Tax Expense of the Consolidated Statements of Operations.

Cash Paid for Income Taxes, Net of Refunds

Cash paid for income taxes, net of refunds, for the years ended December 31, 2024 and 2023 was $14.6 million and $17.8 million, respectively. During 2025, the Company made the following cash tax payments:

Year Ended December 31,
(In thousands of U.S. Dollars)	2025
Federal	$87
Provincial	66
United States	1,922
Ireland	409
China	10,114
Other(1)	3,255
Net Cash Paid	$15,853
(1)Includes payments to other jurisdictions that are individually insignificant.

Deferred Tax Assets and Deferred Tax Liability

As of December 31, 2025 and 2024, the Company’s deferred tax assets and deferred tax liability consisted of the following:

	As of December 31,
(In thousands of U.S. Dollars)	2025	2024
Net operating loss carryforwards	$4,648	$17,523
Investment tax credit and other tax credit carryforwards	7,755	6,418
Write-downs of other assets	1,317	1,632
Excess of tax accounting basis in various assets	40,767	35,948
Accrued pension liability	4,607	5,823
Accrued share-based compensation	9,046	9,028
Income recognition on net investment in leases	(5,626)	(4,119)
Other accrued reserves	10,004	7,859
Total deferred income tax assets	72,518	80,112
Less: Valuation allowance	(59,941)	(65,613)
Net deferred income tax asset	12,577	14,499
Deferred tax liability	(12,521)	(12,521)
Net deferred tax asset(1)	$56	$1,978
(1)The Company’s deferred tax liability of $12.5 million as of December 31, 2025 (2024 — $12.5 million) relates to the estimated applicable foreign withholding taxes associated with historical earnings that were not indefinitely reinvested which will become payable upon the repatriation of any such earnings. During the year ended December 31, 2025, $nil (2024 — $nil) of historical earnings from a subsidiary in China were distributed and as a result, $nil (2024 — $nil) of foreign withholding taxes were paid to the relevant tax authorities.

As of December 31, 2025, net deferred tax assets included a liability of $1.6 million (December 31, 2024 — liability of $0.4 million) associated with amounts recognized within Accumulated Other Comprehensive Loss, including unrealized actuarial gains and losses related to the Company’s pension and other postretirement benefit plans and unrealized net gains and losses on cash flow hedging instruments.

Net Operating Loss Carryforwards

Estimated Canadian net operating loss carryforwards of $40.0 million can be used to reduce taxable income through 2044 and $1.4 million of Ireland net operating losses can be carried forward indefinitely. Investment tax credits and other tax credits of $7.8 million can be carried forward to reduce income taxes payable through to 2045.

Indefinitely Reinvested Assertion

Income taxes are accrued for the earnings of non-Canadian affiliates and associated companies unless management determines that such earnings will be indefinitely reinvested outside of Canada.

In 2020, management completed a reassessment of its strategy with respect to the most efficient means of deploying the Company’s capital resources globally. Based on the results of this reassessment, management concluded that the historical earnings of certain foreign subsidiaries in excess of amounts required to sustain business operations would no longer be indefinitely reinvested. During the year ended December 31, 2025, $nil (2024 — $nil) of historical earnings from a subsidiary in China were distributed and, as a result, $nil (2024 — $nil) of foreign withholding taxes were paid to the relevant tax authorities. The Company had a deferred tax liability of $12.5 million as of December 31, 2025 (2024 — $12.5 million) related to the estimated applicable foreign withholding taxes associated with these historical earnings.

Valuation Allowance

As of December 31, 2025, the Company’s Consolidated Balance Sheets include net deferred income tax assets of $12.6 million, which is net of a valuation allowance of $59.9 million (December 31, 2024 — $14.5 million, which is net of a valuation allowance of $65.6 million). For the year ended December 31, 2025, the Company recorded a net decrease in valuation allowance of $5.7 million (2024 — net increase of $3.5 million). The net decrease includes $4.7 million in reporting entities where it was concluded that it is more likely than not that the benefit from deferred tax assets will not be realized, $1.2 million related to deferred assets recorded in Other Comprehensive Income, and $1.3 million related to tax return and other tax adjustments. This was partially offset by an increase of $1.2 million related deferred assets on investment tax credits and $0.4 million for items recorded through Shareholders’ Equity. The net decrease in the valuation allowance is reflected within Income Tax Expense in the Company’s Consolidated Statements of Operations and a portion in Other Equity in the Consolidated Balance Sheets. The valuation allowance is expected to reverse at the point in time when management determines it is more likely than not that the Company will incur sufficient tax liabilities to allow it to utilize the deferred tax assets against which the valuation allowance is recorded.

Uncertain Tax Positions

As of December 31, 2025, the Company had total tax reserves (including interest and penalties) of $11.3 million (2024 — $10.6 million) for various uncertain tax positions. While the Company believes it has adequately provided for all tax positions, amounts asserted by taxing authorities could differ from the Company’s accrued liability. Accordingly, additional provisions on federal, provincial, state and foreign tax-related matters may be required in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.

For the year ended December 31, 2025, the Company recorded a net increase of $nil (2024 — decrease of $1.6 million, 2023 — decrease of $0.8 million) related to tax reserves (excluding interest and penalties).

The Company has elected to classify interest and penalties related to income tax liabilities, when applicable, as part of the Income Tax Expense in its Consolidated Statements of Operations rather than Interest Expense. The Company recorded a net increase of $0.8 million in potential interest and penalties associated with its provision for uncertain tax positions for the years ended December 31, 2025 (2024 — $0.1 million; 2023 — $0.6 million).

The following table presents a reconciliation of the beginning and ending amount of tax reserves (excluding interest and penalties) for the years ended December 31, 2025, 2024, and 2023:

	Years Ended December 31,
(In thousands of U.S. Dollars)	2025	2024	2023
Balance at beginning of the year	$7,349	$8,954	$9,733
Additions based on tax positions related to the current year	—	—	—
Additions for tax positions of prior years	—	109	1,552
Reductions resulting from lapse of applicable statute of limitations and administrative practices	—	(1,714)	(2,331)
Balance at the end of the year	$7,349	$7,349	$8,954

The number of years with open tax audits varies depending on the tax jurisdiction. The Company’s material taxing jurisdictions include Canada, the United States, Ireland, and China. The Company’s 2022 through 2025 tax years remain subject to examination by the IRS for United States federal tax purposes, and the 2017 through 2025 tax years remain subject to examination by the appropriate governmental agencies for Canadian federal tax purposes. There are other ongoing audits in various other jurisdictions that are not material to the Consolidated Financial Statements.

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

Share Buyback Tax

Legislation to introduce a 2% tax on the value of certain share buybacks net of share issuances by publicly traded Canadian-resident corporations was enacted during the second quarter of 2024. The tax applies to net share repurchases on or after January 1, 2024, with certain exceptions. The tax is imposed on the repurchasing corporation itself and will be included in the cost basis of the repurchased treasury stock. During the year ended December 31, 2025, the Company has recorded $nil share buyback tax as the Company did not have any share buybacks during the year.

One Big Beautiful Bill Act

On July 4, 2025, the One Big Beautiful Bill Act (the “Act”) was enacted into law. Key provisions of the Act include revisions to Interest Deductibility (IRC §163(j)), Bonus Depreciation, and Section §179. The Act did not have a material impact on the Company’s consolidated financial statements, including its effective tax rate. The Company will continue to monitor interpretive guidance and assess any future impact, if applicable.

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

Income Tax Effect on Other Comprehensive Income

For the years ended December 31, 2025, 2024, and 2023, income tax (expense) benefit related to the components of Other Comprehensive Income was as follows:

	Years Ended December 31,
(In thousands of U.S. Dollars)	2025	2024	2023
Unrealized defined benefit plan actuarial loss	$(615)	$7	$20
Unrealized postretirement benefit plan actuarial loss	64	6	9
Amortization of defined benefit and postretirement benefit plans	182	204	175
Unrealized change in cash flow hedging instruments	(524)	892	(151)
Realized change in cash flow hedging instruments	(341)	(160)	(234)
Total	$(1,234)	$949	$(181)

12. Goodwill and Other Intangible Assets

Goodwill

As of December 31, 2025, the Company’s total Goodwill was $45.8 million (December 31, 2024 — $52.8 million) of which $39.0 million (December 31, 2024 — $39.0 million) relates to the Technology Products and Services reporting unit and $6.8 million (December 31, 2024 — $13.8 million) relates to the Streaming and Consumer Technology reporting unit (formerly SSIMWAVE reporting unit, refer to Note 20 for additional information).

For the Technology Products and Services reporting unit, the Company performed a qualitative impairment test as of September 30, 2025 (annual test date) to evaluate whether it is more likely than not that the fair value of its reporting units was less than their respective carrying amounts. Based on such assessment, the Company concluded, that it is more likely than not that the fair value of any such reporting unit is more than its carrying value.

The Company performed both a qualitative and quantitative assessment of goodwill impairment for the SSIMWAVE reporting unit as of November 1, 2025 (annual test date). The impairment test indicated that a partial goodwill impairment charge of $7.0 million was required, with $6.8 million of goodwill remaining within the SSIMWAVE reporting unit. The impairment charge was due to a change in the Company’s market focus, resulting in a downward adjustment to the SSIMWAVE reporting unit’s expected cash flows based on the discounted cash flow method. The discounted cash flow method, which estimates fair value based on the present value of future cash flows, required the Company to make various assumptions regarding the timing and amount of these cash flows, including revenue growth rates, projected operating expenditures, and the terminal value of the business at the end of the projection period. The Company’s 2025 assessment includes assumptions about future cash flows based on its internal forecasts, which incorporate the 2026 budget and the long-range plan. The revenue growth rates were based on expected trends supported by market growth projections. The terminal value was estimated using a long-term growth rate that closely approximated inflation. The discount rate determined for the reporting unit was based on the risks of achieving the future cash flows, including risks applicable to the industry and market as a whole, as well as the capital structure of comparable entities. For the impairment test of the SSIMWAVE reporting unit, the Company utilized a discount rate of 15.2% and a revenue growth rate of 25.0% in certain years which represent the most significant assumptions in the model.

Assumptions and estimates about future cash flows and discount rates are complex and often subjective and require significant judgment. The analysis is dependent on internal forecasts, estimation of the long-term rates of revenue growth for the Company’s reporting units, terminal growth rates, profitability measures, and determination of the discount rates for the reporting units.

Assuming that all other components of the Company’s fair value estimate remain unchanged, an increase of 100 basis points in discount rate increases the impairment by $1.4 million, a 10% decline in forecasted revenue increases the impairment by $3.5 million, and a decrease of 10% in the revenue growth rate increases the impairment by $1.7 million.

Changes to the carrying amount of goodwill for the years ended December 31, 2025 and 2024 were as follows:

	As of December 31, 2025
(In thousands of U.S. Dollars)	Cost	Impairment	Net Book Value
Goodwill	$52,815	$7,000	$45,815

	As of December 31, 2024
(In thousands of U.S. Dollars)	Cost	Impairment	Net Book Value
Goodwill	$52,815	$—	$52,815

Other Intangible Assets

	As of December 31, 2025
(In thousands of U.S. Dollars)	Cost	Accumulated Amortization and Impairment(1)	Net Book Value
Licenses and intellectual property	$26,168	$19,582	$6,586
Internal use software	43,487	29,956	13,531
Developed technology	6,184	3,390	2,794
In process research and development	3,810	—	3,810
Patents and trademarks	12,764	9,918	2,846
Customer relationships	1,340	1,340	—
Marketing-related intangibles	5,542	2,740	2,802
Other	152	130	22
Total	$99,447	$67,056	$32,391
(1)Refer to “Restructuring Charges and Other Impairments” in Note 25 for additional information.

	As of December 31, 2024
(In thousands of U.S. Dollars)	Cost	Accumulated Amortization and Impairment	Net Book Value
Licenses and intellectual property	$26,168	$18,167	$8,001
Internal use software	39,769	27,171	12,598
Developed technology	6,092	2,329	3,763
In process research and development	3,810	—	3,810
Patents and trademarks	12,851	10,070	2,781
Customer relationships	1,340	452	888
Marketing-related intangibles	5,031	1,818	3,213
Other	160	90	70
Total	$95,221	$60,097	$35,124

During 2025, the Company capitalized $6.7 million related to the development of internal use software, marketing-related intangibles, as well as additions in patents and trademarks (2024 — $8.4 million). The weighted average amortization period for these additions is 5.3 years (2024 — 4.9 years). The net book value of the other intangible assets capitalized in 2025 was $5.5 million as of December 31, 2025 (2024 — $7.0 million).

During 2025, the Company incurred costs of $0.3 million to renew or extend the term of acquired patents and trademarks which were recorded in Selling, General and Administrative expenses (2024 — $0.5 million; 2023 — $0.4 million).

Fully amortized other intangible assets are still in use by the Company. In 2025, the Company identified and wrote off $0.6 million (2024 — $3.9 million; 2023—$1.0 million) of fully amortized patents and trademarks that are no longer in use.

The estimated amortization expense for each of the next five years following the December 31, 2025 balance sheet date was as follows:

(In thousands of U.S. Dollars)	Amount
2026	$10,034
2027	7,225
2028	4,796
2029	3,149
2030	1,641

13. Borrowings

Revolving Credit Facility Borrowings, Net

As of December 31, 2025 and 2024, Revolving Credit Facility Borrowings, Net included the following:

	December 31,	December 31,
(In thousands of U.S. Dollars)	2025	2024
Wells Fargo Credit Facility borrowings	$37,000	$37,000
Unamortized debt issuance costs	(2,423)	(644)
Revolving Credit Facility Borrowings, net	$34,577	$36,356

Wells Fargo Credit Agreement

The Company was a party to a Sixth Amended and Restated Credit Agreement, dated March 25, 2022 (the “Credit Agreement”), that provided for a credit facility (the “Credit Facility”). On July 14, 2025, the Company entered into a Seventh Amended and Restated Credit Agreement (the “New Credit Agreement”) with Wells Fargo Bank, National Association, as agent, and a syndicate of lenders party thereto. The facility under the New Credit Agreement (the “New Credit Facility”) matures on July 14, 2030. The Company’s obligations under the New Credit Agreement are guaranteed by certain of the Company’s subsidiaries (the “Guarantors”), and are secured by first-priority security interests in substantially all of the assets of the Company and the Guarantors.

The New Credit Agreement provides for a revolving borrowing capacity of $375.0 million, and contains an uncommitted accordion feature that allows the Company to further increase its borrowing capacity by the greater of $140.0 million, or by the Company’s EBITDA (as defined in the Credit Agreement) (“Adjusted EBITDA per Credit Facility”) for the sum of the four most recently ended fiscal quarters, subject to certain conditions, depending on the mix of revolving loans and/or term loans under the incremental facility and subject to conditions set forth in the Credit Agreement.

The New Credit Agreement requires that the Company does not exceed a maximum Senior Secured Net Leverage Ratio (as defined therein) of 3.25:1.00 which may be increased under certain circumstances and is tested on the last day of each fiscal quarter. The Company was in compliance with this requirement as of December 31, 2025 as the Senior Secured Net Leverage Ratio was 0.00:1.00.

Loans under the New Credit Facility bear interest, at the Company’s option, at (i) Term Secure Overnight Financing Rate (“Term SOFR”), Eurocurrency Rate, or Canadian Dollar Offered Rate (“CDOR”) plus a margin ranging from 1.00% to 1.75% per annum; or (ii) the U.S. base rate or the Canadian prime rate plus a margin ranging from 0.25% to 1.00% per annum, in each case depending on the Company’s total leverage ratio. In no event will Term SOFR, Eurocurrency Rate, or CDOR be less than 0.00% per annum.

As of December 31, 2025, borrowings under the Credit Facility were $37.0 million (December 31, 2024 — $37.0 million) and bore interest at Term SOFR, plus a margin up to 1.50% per annum (December 31, 2024 — 1.75%) based on the Company’s total leverage ratio. The effective interest rate for the year ended December 31, 2025 was 6.07% (2024 — 6.96%).

The New Credit Agreement contains customary affirmative and negative covenants for a transaction of this type, including covenants that limit indebtedness, liens, asset sales, investments, and restricted payments, in each case, subject to negotiated exceptions and baskets. The New Credit Agreement also contains customary representations, warranties, and event of default provisions for a transaction of this type.

The Company incurred fees of approximately $2.2 million in connection with the New Credit Agreement, which are being amortized on a straight-line basis over the term of the New Credit Agreement.

As of December 31, 2025 and 2024, the Company had no letters of credit or advance payment guarantees outstanding under the New Credit Facility.

As of December 31, 2025, the amount available for future borrowings under the New Credit Facility was $338.0 million (2024 — $263.0 million under the previous Credit Facility).

Foreign Exchange Facility

Within the New Credit Facility, the Company is able to purchase foreign currency forward contracts and/or other swap arrangements. As of December 31, 2025, the net unrealized gain on the Company’s outstanding foreign currency forward contracts was $1.0 million, representing the amount by which the fair value of these forward contracts exceeded their nominal value (2024 — net unrealized loss of $2.0 million; 2023 — net unrealized gain of $0.8 million). As of December 31, 2025, the notional value of the Company’s outstanding foreign currency forward contracts was $48.4 million (December 31, 2024 — $48.4 million).

Bank of China Facility

In June 2022, IMAX (Shanghai) Multimedia Technology Co., Ltd. (“IMAX Shanghai”), one of the Company’s majority-owned subsidiaries in China, renewed its unsecured revolving facility with Bank of China for up to 200.0 million Chinese Renminbi (“RMB”) ($28.5 million), including RMB 10.0 million ($1.4 million) for letters of guarantee, to fund ongoing working capital requirements (the “Bank of China Facility”). The Bank of China Facility has been renewed to March 20, 2026.

As of December 31, 2025, no borrowings were outstanding under the Bank of China Facility and outstanding letters of guarantee were RMB 1.0 million ($0.1 million).

As of December 31, 2025, the amount available for future borrowings under the Bank of China Facility was RMB 190.0 million ($27.1 million) and the amount available for letters of guarantee was RMB 9.0 million ($1.3 million). The amount available for future borrowings under the Bank of China Facility is not subject to a standby fee. The effective interest rate for the year ended December 31, 2025 was 0% (2024 — 0%). There were no amounts drawn under the Bank of China Facility during the year ended December 31, 2025.

HSBC China Facility

In June 2022, IMAX Shanghai entered into an unsecured revolving facility for up to RMB 200.0 million ($28.5 million) with HSBC Bank (China) Company Limited, Shanghai Branch to fund ongoing working capital requirements (the “HSBC China Facility”). As of December 31, 2025 and 2024, no borrowings were outstanding under the HSBC China facility. As of December 31, 2025, the amount available for future borrowings under the HSBC China Facility was RMB 200.0 million ($28.5 million). The effective interest rate for the year ended December 31, 2025 was 0% (2024 — 0%). There were no amounts drawn under the HSBC China Facility during the year ended December 31, 2025.

NBC Facility

In October 2019, the Company entered into a $5.0 million facility with National Bank of Canada (the “NBC Facility”) fully insured by Export Development Canada for use solely in conjunction with the issuance of performance guarantees and letters of credit. In October 2025, the NBC Facility was renewed to October 8, 2026. The NBC Facility is renewable on the same terms and conditions on an annual basis. The Company did not have any letters of credit or advance payment guarantees outstanding as of December 31, 2025 and 2024 under this facility.

Convertible Notes and Other Borrowings, Net

As of December 31, 2025 and December 31, 2024, Convertible Notes and Other Borrowings, Net included the following:

	December 31,	December 31,
(In thousands of U.S. Dollars)	2025	2024
Convertible Notes	$250,743	$230,000
Unamortized discounts and debt issuance costs	(7,636)	(1,864)
Convertible Notes, net	243,107	228,136

Federal Economic Development Loan	1,027	2,056
Unaccreted interest benefit	(100)	(291)
Federal Economic Development Loan, net	927	1,765

Convertible Notes and Other Borrowings, net	$244,034	$229,901

2026 Convertible Notes

On March 19, 2021, the Company issued $230.0 million of 0.500% Convertible Senior Notes due 2026 (the “2026 Convertible Notes”) in a private placement conducted pursuant to Rule 144A under the Securities Act of 1933, as amended.

The 2026 Convertible Notes are senior unsecured obligations of the Company and bear interest at a rate of 0.500% per annum on the principal of $230.0 million, payable semi-annually in arrears on April 1 and October 1 of each year. The 2026 Convertible Notes will mature on April 1, 2026, unless redeemed or repurchased by the Company or converted on an earlier date.

On November 6, 2025, the Company completed the repurchase of $229.3 million (or 99.7%) of the outstanding principal amount of the 2026 Convertible Notes in separate, privately negotiated repurchase transactions with a limited number of holders for an aggregate repurchase price of approximately $275.5 million, which included accrued and unpaid interest of $0.1 million. The repurchase was funded by the issuance of new notes, as described below under “2030 Convertible Notes” and borrowings under the Company’s New Credit Facility. The Company accounted for the notes repurchase as induced conversions and recognized a $31.5 million charge to Other Equity and $15.3 million of fair value, representing the consideration paid to holders of the 2026 Convertible Notes in excess of the value to which they were entitled to receive pursuant to the original conversion terms, was recorded within Induced conversion expense on settlement of convertible notes in the Company’s Consolidated Statements of Operations.

From and after January 1, 2026, holders of the remaining outstanding 2026 Convertible Notes may convert their 2026 Convertible Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. Effective January 1, 2026, the Company made an irrevocable election to settle the principal portion and any applicable conversion premiums of the 2026 Convertible Notes only in cash.

In connection with the pricing of the 2026 Convertible Notes, the Company entered into privately negotiated capped call transactions (the “2026 Capped Call Transactions”) with certain financial institutions to reduce potential dilution in connection with the redemption of the 2026 Convertible Notes. In connection with the repurchase of the 2026 Convertible Notes, the Company received $30.7 million in cash in connection with settling certain 2026 Capped Call Transactions. As the Capped Call Transactions were classified as equity, the proceeds from settlement of these Capped Calls were recorded to Other Equity within Shareholders’ Equity in the Company’s Consolidated Statements of Shareholders’ Equity and on the Consolidated Balance Sheets. The remaining outstanding 2026 Capped Call Transactions will expire on April 1, 2026 unless exercised earlier.

2030 Convertible Notes

On November 6, 2025, the Company issued $250.0 million of 0.750% Convertible Senior Notes due 2030 (the “2030 Convertible Notes”) in a private placement conducted pursuant to Rue 144A under the Securities Act of 1933, as amended. The net proceeds from the issuance of the 2030 Convertible Notes were $243.1 million, after deducting the initial purchasers’ discounts and commissions.

The 2030 Convertible Notes are senior unsecured obligations of the Company and bear interest at a rate of 0.750% per annum on the principal of $250.0 million, payable semi-annually in arrears on May 15 and November 15 of each year. The 2030 Convertible Notes will mature on November 15, 2030, unless they are redeemed or repurchased by the Company or converted on an earlier date.

Holders may convert their notes at their option in the following circumstances:

•during any calendar quarter commencing after the calendar quarter ending on March 31, 2026 (and only during such calendar quarter), if the last reported sale price per common share of the Company, no par value (“common shares”), exceeds 130% of the conversion price for each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter;

•during the five consecutive business days immediately after any ten consecutive trading day period (such ten consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per common share on such trading day and the conversion rate on such trading day;

•upon the occurrence of certain corporate events or distributions on the common shares, as provided in the Indenture;

•if the Company calls such notes for redemption; and

•at any time from, and including, August 15, 2030 until the close of business on the second scheduled trading day immediately before the maturity date.

Upon conversion, the Company will pay or deliver, as applicable, cash or a combination of cash and common shares, at its election, based on the applicable conversion rates. The initial conversion rate is 23.5743 common shares per $1,000 principal amount of 2030 Convertible Notes, which represents an initial conversion price of approximately $42.42 per common share, and is subject to adjustment upon the occurrence of certain events.

In addition, upon the occurrence of a “fundamental change” (as defined below), holders may require the Company to repurchase their 2030 Convertible Notes at a cash repurchase price equal to the principal amount of the 2030 Convertible Notes to be repurchased, plus accrued and unpaid interest, if any. Subject to the terms and conditions of the indenture governing the 2030 Convertible Notes, a “fundamental change” means, among other things, an event resulting in (i) a change of control, (ii) a transfer of all or substantially all of the assets of the Company, (iii) a merger, (iv) liquidation or dissolution of the Company, or (v) delisting of the Company’s common shares from a national securities exchange.

In connection with the pricing of the 2030 Convertible Notes, the Company entered into privately negotiated capped call transactions (the “2030 Capped Call Transactions”) with certain financial institutions. The 2030 Capped Call Transactions are expected to reduce potential dilution resulting from the common shares the Company is required to issue and/or to offset any potential cash payments the Company is required to make in excess of the principal amount of the 2030 Convertible Notes in the event that the market price per share of the Company’s common shares is greater than the strike price of the Capped Call Transactions with such reduction and/or offset subject to a cap. The 2030 Capped Call Transactions have an initial cap price of $57.1025 per share of the Company’s common shares, which represents a premium of 75% over the last reported sale price of the common shares when they were priced on November 3, 2025, and are subject to certain adjustments under the terms of the 2030 Capped Call Transactions. Collectively, the 2030 Capped Call Transactions cover, subject to anti-dilution adjustments substantially similar to those applicable to the 2030 Convertible Notes, the number of the Company’s common shares underlying the 2030 Convertible Notes. The cost of the 2030 Capped Call Transactions was approximately $21.9 million, recorded to Other Equity within Shareholders’ Equity in the Company’s Consolidated Statements of Shareholders’ Equity and on the Consolidated Balance Sheets.

The 2026 Convertible Notes and the 2030 Convertible Notes are together referred to as the “Convertible Notes”. The 2026 Capped Call Transactions and the 2030 Capped Call Transactions are together referred to as the “Capped Call Transactions”.

The Capped Call Transactions are separate transactions, are not part of the terms of the Convertible Notes and will not affect any holder’s rights under the Convertible Notes. Holders of the Convertible Notes will not have any rights with respect to the Capped Call Transactions.

The Capped Call Transactions meet all of the applicable criteria for equity classification in accordance with ASC 815-10-15-74(a), “Derivatives and Hedging — Embedded Derivatives — Certain Contracts Involving an Entity’s Own Equity,” and, as a result, the related cost was recorded as a reduction to Other Equity within Shareholders’ Equity in the Company’s Consolidated Statements of Shareholders’ Equity and on the Consolidated Balance Sheets.

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

The benefit of the interest-free loan has been determined by calculating the present value of the payments using a market-based interest rate and comparing this to the proceeds received. The benefit is recorded as the interest-free benefit of government funding within Interest Income in the Company’s Consolidated Statements of Operations. The obligation is being accreted to its maturity amount, resulting in an interest accretion expense of $0.2 million in 2025 (2024 — $0.3 million; 2023 — $0.5 million) which is being recorded within Interest Expense in the Company’s Consolidated Statements of Operations.

As of December 31, 2025, the Federal Economic Development Loan had a carrying value of $0.9 million, net of unaccreted interest benefit and was recorded within Convertible Notes and Other Borrowings, Net on the Company’s Consolidated Balance Sheets.

14. Commitments

In the ordinary course of its business, the Company enters into contractual agreements with third parties that include non-cancelable payment obligations, for which it is liable in future periods. These arrangements can include terms binding the Company to minimum payments and/or penalties if it terminates the agreement for any reason other than an event of default as described by the agreement. The following table presents a summary of the Company’s contractual obligations and commitments as of December 31, 2025:

	Payments Due by Years
(In thousands of U.S. Dollars)	Total Obligation	Less Than One Year	1 to 3 years	3 to 5 years	Thereafter
Purchase obligations(1)	$28,557	$23,480	$4,945	$132	$—
Pension obligations(2)	20,298	—	20,298	—	—
Operating lease obligations(3)	12,404	3,327	6,343	2,728	6
Credit Facility	37,000	37,000	—	—	—
Federal Economic Development Loan(4)	1,027	1,027	—	—	—
2026 Convertible Notes(5)	745	745	—	—	—
2030 Convertible Notes(6)	259,422	1,922	3,750	253,750	—
Postretirement benefits obligations	1,831	96	196	229	1,310
Total	$361,284	$67,597	$35,532	$256,839	$1,316
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
(5)The Convertible Notes bear interest at a rate of 0.500% per annum on the principal of $0.7 million, payable semi-annually in arrears on April 1 and October 1 of each year. The Convertible Notes will mature on April 1, 2026, unless repurchased, redeemed or converted. (Refer to “Borrowings — Convertible Notes and Other Borrowings, Net” in Note 13.)
(6)The Convertible Notes bear interest at a rate of 0.750% per annum on the principal of $250.0 million, payable semi-annually in arrears on May 15 and November 15 of each year, beginning on May 15, 2026. The Convertible Notes will mature on November 15, 2030 unless earlier repurchased, redeemed or converted. (Refer to “Borrowings — Convertible Notes and Other Borrowings, Net” in Note 13.)

The Company compensates its sales force with both fixed and variable compensation. Commissions on the sale or lease of IMAX Systems are payable in graduated amounts from the time of collection of the customer’s first payment to the Company up to the collection of the customer’s last initial payment. As of December 31, 2025, $1.7 million (December 31, 2024 — $2.9 million) of commissions had been accrued and would be payable in future periods.

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

In January 2004, the Company and IMAX Theatre Services Ltd., a subsidiary of the Company, commenced an arbitration seeking damages before the International Court of Arbitration of the International Chamber of Commerce (the “ICC”) with respect to the breach by Electronic Media Limited (“EML”) of its December 2000 agreement with the Company. In June 2004, the Company commenced a related arbitration before the ICC against EML’s affiliate, E-City Entertainment (I) PVT Limited (“E-City”). On March 27, 2008, the arbitration panel issued a final award in favor of the Company in the amount of $11.3 million, as well as an additional $2,512 each day in interest from October 1, 2007 until the date the award is paid. In July 2008, E-City commenced a proceeding in Mumbai, India seeking to prevent recognition of the ICC award in India. On March 10, 2017, the Supreme Court of India dismissed E-City’s petition. On March 29, 2017, the Company filed an Execution Application in the Bombay High Court seeking to enforce the ICC award against E-City and several related parties. In an order dated November 14, 2024, the Bombay High Court dismissed the

Company’s application. On December 13, 2024, the Company filed an appeal of this order, and on December 30, 2025, the Commercial Appellate Division of the Bombay High Court reversed the 2024 dismissal, rejected E-City’s objections to enforcement of the arbitration award, and recognized the award as a decree of the Court. The Court directed the parties to appear before an Executing Court to proceed with execution of the award. On January 6, 2026, two of the E-City respondents filed a Special Leave Petition requesting that the Supreme Court of India hear an appeal of the matter. The Company fully intends to continue pursuing its rights and seeking to enforce the arbitration award. No amounts have been recognized in connection with this matter.

Financial Guarantees

Certain subsidiaries of the Company have provided significant financial guarantees to third parties under the Credit Agreement. (Refer to “Borrowings — Convertible Notes and Other Borrowings, Net” in Note 13.)

Product Warranties

The Company’s accrual for product warranties, which is recorded within Accrued and Other Liabilities on the Consolidated Balance Sheets, was $nil and $0.1 million as of December 31, 2025 and 2024, respectively.

Director/Officer Indemnifications

The Company’s by-laws contain an indemnification of its directors/officers, former directors/officers, and persons who have acted at its request to be a director/officer of an entity in which the Company is a shareholder or creditor, to indemnify them, to the extent permitted by the Canada Business Corporations Act, against expenses (including legal fees), judgments, fines and any amounts actually and reasonably incurred by them in connection with any action, suit or proceeding in which the directors and/or officers are sued as a result of their service, if they acted honestly and in good faith with a view to the best interests of the Company. In addition, the Company has entered into indemnification agreements with each of its directors in order to effectuate the foregoing. The nature of the indemnification prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to counterparties. The Company has purchased directors’ and officers’ liability insurance. No amount had been accrued on the Company’s Consolidated Balance Sheets as of December 31, 2025 and December 31, 2024 with respect to this indemnity.

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

Settlements of Share-Based Compensation

During the years ended December 31, 2025, 2024, and 2023, the Company settled the exercise of stock options and the vesting of PSUs and RSUs with its common shares. These settlements were either through newly issued common shares from treasury or through the purchase of common shares in the open market by the IMAX LTIP trustee. The following table summarizes the settlement of stock option, PSU and RSU transactions:

	Years Ended December 31,
	2025	2024	2023
Stock Options
Issued from treasury	179,958	248,763	—
Total stock options exercised	179,958	248,763	—
PSUs
Issued from treasury	267,314	190,914	233,306
Shares withheld for tax withholdings	195,898	125,312	135,296
Total PSUs vested	463,212	316,226	368,602
RSUs
Issued from treasury	528,204	521,010	514,383
Shares withheld for tax withholdings	191,573	182,409	232,749
Total RSUs vested	719,777	703,419	747,132

Share-Based Compensation

The Company issues share-based compensation to eligible employees, directors, and consultants under the IMAX LTIP and the China LTIP, as summarized below. On June 3, 2020, the Company’s shareholders approved the IMAX LTIP at its Annual and Special Meeting.

Awards under the IMAX LTIP may consist of stock options, RSUs, PSUs, and other awards. As of December 31, 2025, the Company only issued RSUs and PSUs under the IMAX LTIP.

For the year ended December 31, 2025, share-based compensation expense totaled $26.6 million (2024 — $22.8 million; 2023 — $23.6 million) and is reflected in the following accounts in the Consolidated Statements of Operations:

	Years Ended December 31,
(In thousands of U.S. Dollars)	2025	2024	2023
Costs and expenses applicable to revenues	$1,367	$1,173	$850
Selling, general and administrative expenses	24,420	20,897	22,534
Research and development	791	751	434
Restructuring charges and other impairments	—	—	(267)
Total	$26,578	$22,821	$23,551

As of December 31, 2025, the Company had reserved a total of 4,203,883 (December 31, 2024 — 5,032,849) common shares for future issuance under the IMAX LTIP. Of this amount, 1,818,698 common shares are reserved for the future exercise of stock options (December 31, 2024 — 2,469,238), 1,140,515 common shares are reserved for the future vesting of PSUs (December 31, 2024 — 1,097,634), and 1,244,670 common shares are reserved for the future vesting of RSUs (December 31, 2024 — 1,465,977).

IMAX LTIP and SOP Stock Options

The Company’s policy is to issue new common shares from treasury or shares purchased in the open market to satisfy stock options which are exercised. Prior to 2020, the Company issued stock options under the Company’s Stock Option Plan (the “SOP”) as share-based compensation. The Company no longer grants stock option awards as share-based compensation under the IMAX LTIP and SOP.

All stock options issued under the SOP have vested and expire 10 years or less from the date of the grant. The SOP and IMAX LTIP provide for double-trigger accelerated vesting in the event of a change in control, as defined in each plan.

The Company recorded the following expenses related to stock options issued to employees and directors under the SOP:

	Years Ended December 31,
(In thousands of U.S. Dollars)	2025	2024	2023
Stock option expense	$—	$—	$84

For the years ended December 31, 2025, 2024 and 2023, respectively, the Company’s Consolidated Statements of Operations did not include an income tax benefit related to stock option expense.

During the years ended December 31, 2025, 2024, and 2023, the Company did not grant any stock options.

The following table summarizes the stock option activity under the SOP and IMAX LTIP for the years ended December 31, 2025, 2024, and 2023:

	Number of Shares			Weighted Average Exercise Price Per Share
	2025	2024	2023	2025	2024	2023
Stock options outstanding, beginning of year	2,469,238	3,329,422	3,604,739	$26.27	$26.23	$26.36
Granted	—	—	—	—	—	—
Exercised	(179,958)	(248,763)	—	22.26	21.27	—
Forfeited	—	—	—	—	—	—
Expired	(470,582)	(607,114)	(275,317)	29.53	28.15	27.95
Cancelled	—	(4,307)	—	—	22.70	—
Stock options outstanding, end of year	1,818,698	2,469,238	3,329,422	25.82	26.27	26.23
Stock options exercisable, end of year	1,818,698	2,469,238	3,329,422	25.82	26.27	26.23

As of December 31, 2025, 1,818,698 options outstanding, which are fully vested and exercisable, with a weighted average exercise price of $25.82, an aggregate intrinsic value of $20.3 million and a weighted average remaining contractual life of 1.7 years. The intrinsic value of options exercised in 2025 was $1.7 million (2024 —$0.9 million; 2023 — $nil).

IMAX LTIP Restricted Share Units

RSUs have been granted to employees and directors under the IMAX LTIP. Each RSU represents a contingent right to receive a common share and is the economic equivalent of one common share. The grant date fair value of each RSU is equal to the share price of the Company’s stock at the grant date or the average closing price of the Company’s common share for five days prior to the date of grant. For the years ended December 31, 2025, 2024, and 2023, the Company recorded the following expenses related to RSUs issued to employees and directors in the IMAX LTIP:

	Years Ended December 31,
(In thousands of U.S. Dollars)	2025	2024	2023
RSU expenses	$15,160	$12,924	$12,612

The Company’s actual tax benefits realized for the tax deductions related to the vesting of RSUs was $1.3 million for the year ended December 31, 2025 (2024 — $0.7 million; 2023 — $0.8 million).

The Company’s accrued liability for granted RSUs was $1.4 million as of December 31, 2025 (December 31, 2024 — $2.6 million).

Total share-based compensation expense related to non-vested RSUs not yet recognized and the weighted average period over which the awards are expected to be recognized are as follows:

	Years Ended December 31,
(In thousands of U.S. Dollars)	2025	2024	2023
Expense related to non-vested RSUs not yet recognized	$20,278	$14,750	$16,256

Weighted average period awards are expected to be recognized (in years)	1.4	1.7	1.7

The following table summarizes the activity in respect of RSUs issued under the IMAX LTIP for the years ended December 31, 2025, 2024, and 2023:

	Number of Awards			Weighted Average Grant Date Fair Value Per Share
	2025	2024	2023	2025	2024	2023
RSUs outstanding, beginning of year	1,465,977	1,286,830	1,252,044	$17.16	$18.53	$19.16
Granted	559,775	950,342	900,199	25.29	16.46	17.82
Vested and settled	(719,777)	(703,419)	(747,132)	18.17	18.63	18.65
Forfeited	(61,305)	(67,776)	(118,281)	20.03	17.94	19.12
RSUs outstanding, end of year	1,244,670	1,465,977	1,286,830	20.10	17.16	18.53

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

Number
Approved under the IMAX LTIP	1,030,000
Issued during previous years	(703,900)
Issued during 2025	(44,863)
Outstanding, December 31, 2025	281,237

Restricted Share Units to Non-Employees

The Company issued 2,200 RSUs to a strategic advisor in 2025 (2024 — 24,982; 2023 — nil), which were fully vested as of December, 31, 2025. These RSUs had a weighted average grant date fair value per share of $25.00 and an expense of $0.1 million in the year ended December 31, 2025.

The Company issued 42,663 RSUs to Directors in 2025 (2024 — 73,533; 2023 — 63,443). These RSUs had a weighted average grant date fair value per share of $27.42 (2024 — $15.91; 2023 — $18.44) and an expense of $1.2 million for the year ended December 31, 2025 (2024 — $1.2 million; 2023 — $1.2 million)

These expenses are included in the above expense and carve-out tables.

IMAX LTIP Performance Stock Units Summary

The Company grants two types of PSUs awards, one which vests based on a combination of employee service and the achievement of certain Adjusted EBITDA targets and one which vests based on a combination of employee service and the achievement of total TSR targets. The achievement of the Adjusted EBITDA and TSR targets in these PSUs is determined over a three-year performance period. For PSUs granted as of December 31, 2025, the number of PSUs that ultimately vest can range from 0% to a maximum vesting opportunity of 175% of the initial Adjusted EBITDA PSU award or 150% of the initial TSR PSU award, depending upon actual performance versus the established Adjusted EBITDA and TSR targets, respectively, at the end of the three-year performance period.

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

For the years ended December 31, 2025, 2024, and 2023, the Company recorded the following expenses related to outstanding PSUs, which includes adjustments reflecting management’s estimate of the number of PSUs with Adjusted EBITDA targets expected to vest:

	Years Ended December 31,
(In thousands of U.S. Dollars)	2025	2024	2023
PSU expenses	$9,708	$8,619	$7,859

The Company’s actual tax benefits realized for the tax deductions related to the vesting of PSUs was $0.4 million for the year ended December 31, 2025 (2024 ― $0.2 million; 2023 ― $0.3 million).

Total share-based compensation expense related to non-vested PSUs not yet recognized and the weighted average period over which the awards are expected to be recognized are as follows:

	Years Ended December 31,
(In thousands of U.S. Dollars)	2025	2024	2023
Expense not yet recognized related to non-vested PSUs	$13,042	$9,644	$10,907

Weighted average period awards are expected to be recognized (in years)	1.9	1.7	1.8

The following table summarizes the activity in respect of PSUs issued under the IMAX LTIP:

	Number of Awards			Weighted Average Grant Date Fair Value Per Share
	2025	2024	2023	2025	2024	2023
PSUs outstanding, beginning of year	1,097,634	922,621	931,716	$17.99	$19.16	$18.96
Granted(1)(2)	555,247	580,336	585,602	24.19	17.50	17.69
Vested and settled(1)(2)	(463,212)	(316,226)	(368,602)	19.88	19.71	16.92
Forfeited(3)	(49,154)	(89,097)	(226,095)	20.85	20.85	18.19
PSUs outstanding, end of year	1,140,515	1,097,634	922,621	20.12	17.99	19.16
(1) For the year ended December 31, 2025, the balance of shares granted includes 159,376 (2024 ― 135,511; 2023 ― 157,963) additional shares, at a weighted average grant date fair value per share of $19.18 (2024 ― $19.71; 2023 ― $16.92), as PSUs granted in 2022 (2024 ― 2021; 2023 ― 2020) with Adjusted EBITDA targets vested at 175% on account of full achievement of the targets.
(2) For the year ended December 31, 2025, the balance of shares granted includes 17,375 (2024 ― nil; 2023 ― nil) additional shares at a weighted grant date fair value per share of $22.72 (2024 ― $nil; 2023 ― $nil), as PSUs granted in 2022 (2024 ― 2021; 2023 ― 2020) with TSR targets vested at 123.5% based on actual performance versus the targets.
(3) In 2023, forfeited PSUs include the TSR awards granted in 2020 which did not vest as the market condition was not satisfied. The Company recorded an expense of $1.5 million associated with these 104,633 shares that has not been reversed at the time of forfeiture.

As of December 31, 2025, the maximum number of shares of common stock that may be issued with respect to PSUs outstanding was 1,914,989, assuming full achievement of the Adjusted EBITDA and TSR targets.

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

For the years ended December 31, 2025, 2024, and 2023, share-based compensation expense related to China Options, China RSUs and China PSUs was as follows:

	Years Ended December 31,
(In thousands of U.S. Dollars)	2025	2024	2023
Expense
China Options	$—	$—	$12
China RSUs	1,416	1,243	2,337
China PSUs	294	35	647
Total	$1,710	$1,278	$2,996

Issuer Purchases of Equity Securities

On June 12, 2017, the Company announced that the Board of Directors approved a $200.0 million share repurchase program for its common shares that would have initially expired on June 30, 2020, which was subsequently extended and increased in the total share repurchase authority to $400.0 million. In June 2025, the Company’s Board of Directors approved a 12-month extension to its share repurchase program through June 30, 2027, and an increase of $100.0 million in the Company’s share repurchase program authorization. With the increase of $100.0 million, the Company’s total share repurchase authority is $500.0 million under the current share repurchase program. As of December 31, 2025, the Company had $250.7 million available under the program. The repurchases may be made either in the open market or through private transactions, including repurchases made pursuant to a plan intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, subject to market conditions, applicable legal requirements, and other relevant factors. The Company has no obligation to repurchase shares and the share repurchase program may be suspended or discontinued by the Company at any time.

The following table summarizes the Company’s share repurchases during the years ended December 31, 2025 and 2024:

	Total Number of Shares Repurchased		Average Price Paid Per Share
	2025	2024	2025	2024
Shares repurchased	—	1,166,370	$—	$13.99

For the years ended December 31, 2025 and 2024, there were no shares purchases in the administration of employee share based plans.

As of December 31, 2025, the IMAX LTIP trustee did not hold any shares. Any shares held with the trustee are recorded at cost and are reported as a reduction against Capital Stock on the Company’s Consolidated Balance Sheets.

In 2024, IMAX China’s shareholders granted its Board of Directors a general mandate authorizing IMAX China’s Board of Directors, subject to applicable laws, to repurchase shares of IMAX China not to exceed 10% of the total number of issued shares as of June 7, 2024 (34,000,845 shares). This program expired on the date of the 2025 Annual General Meeting of IMAX China on June 12, 2025. During the 2025 Annual General Meeting, shareholders granted its Board of Directors a general mandate authorizing the Board of Directors of IMAX China, subject to applicable laws to repurchase shares of IMAX China not to exceed 10% of the total number of issued shares as of June 12, 2025 (33,919,122 shares). This program will be valid until the 2026 Annual General Meeting of IMAX China. The repurchases may be made in the open market or through other means permitted by applicable laws. IMAX China has no obligation to repurchase its shares and the share repurchase program may be suspended or discontinued by IMAX China at any time.

In 2025, IMAX China repurchased 1,495,900 (2024 ― 119,900) common shares at an average price of HKD 7.56 per share ($0.96 per share) for a total of HKD 11.3 million or U.S. $1.4 million (2024 ― HKD 7.43 per share or $0.95 per share, for a total of HKD 0.9 million or U.S $0.1 million). The change in non-controlling interest as a result of common shares repurchased by IMAX China is recorded within Non-Controlling Interest on the Consolidated Balance Sheets and in the Consolidated Statements of Shareholders’ Equity. The difference between the consideration paid and the ownership interest obtained as a result of IMAX China share repurchases is recorded within Other Equity on the Consolidated Balance Sheets and in the Consolidated Statements of Shareholders’ Equity (Refer to “Summary of Significant Accounting Policies — Principles of Consolidation” in Note 2.)

The following table summarizes the IMAX China’s share repurchases during the years ended December 31, 2025 and 2024:

	Total Number of Shares Repurchased		Average Price Paid Per Share
	2025	2024	2025	2024
Shares repurchased	1,495,900	119,900	$0.96	$0.95

Basic and Diluted Weighted Average Shares Outstanding

The following table reconciles the denominator of the basic and diluted weighted average share computations:

	Years Ended December 31,
(In thousands)	2025	2024	2023
Issued and outstanding, beginning of year	52,946	53,260	54,149
Weighted average number of shares issued (repurchased), net	690	(610)	161
Weighted average number of shares outstanding - basic	53,636	52,650	54,310
Weighted average effect of potential common shares, if dilutive	1,908	1,214	836
Weighted average number of shares outstanding - diluted	55,544	53,864	55,146

For the year ended December 31, 2025, the calculation of diluted earnings per share excluded 1,908,128 (2024 ― 1,213,884; 2023 ― 3,380,142) shares that were issuable upon the vesting of 623,584 RSUs (2024 ― 416,778; 2023 ― 18,877), the vesting of 993,732 PSUs (2024 ― 796,186; 2023 ― 31,843), and the exercise of 290,812 stock options (2024 ― 920; 2023 ― 3,329,422 ), as the effect would be anti-dilutive.

The calculation of diluted weighted average shares outstanding for the year ended December 31, 2025 also excluded any shares potentially issuable upon the conversion of the Convertible Notes as the average market price of the Company’s common shares during the period of time they were outstanding was less than the conversion price of the Convertible Notes. (Refer to “Borrowings — Convertible Notes and Other Borrowings, Net” in Note 13.)

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

The statutory surplus reserve of RMB 37.7 million ($5.8 million) has reached 50% of its PRC subsidiaries’ registered capital, as such no further contributions to the reserve are required.

17. Consolidated Statements of Operations Supplemental Information

Selling Expenses

The following table summarizes the Company’s selling expenses, including sales commissions and marketing and other, which are recognized within Costs and Expenses Applicable to Revenues in the Consolidated Statements of Operations, for the years ended December 31, 2025, 2024, and 2023:

	Years Ended December 31,
	2025		2024		2023
(In thousands of U.S. Dollars)	Sales Commissions	Marketing and Other	Sales Commissions	Marketing and Other	Sales Commissions	Marketing and Other
Technology sales(1)	$1,700	$357	$1,478	$736	$1,575	$1,103
Image enhancement and maintenance services(2)	—	17,867	—	15,030	—	15,200
Technology rentals(3)	697	1,907	933	2,204	478	734
Total	$2,397	$20,131	$2,411	$17,970	$2,053	$17,037
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

Foreign Exchange

Included in Selling, General and Administrative Expenses for the year ended December 31, 2025 was a foreign currency net loss of less than $0.1 million (2024 — net loss of $1.2 million; 2023 — net loss of $0.7 million) resulting from changes in exchange rates related to foreign currency denominated monetary assets and liabilities. Refer to “Financial Instruments — Foreign Exchange Risk Management” in Note 21 for additional information.

Collaborative Arrangements

Joint Revenue Sharing Arrangement

Refer to Note 5 for a description of the material terms of the Company’s collaborative JRSAs. The accounting policy for the Company’s JRSAs is disclosed in “Summary of Significant Accounting Policies — Revenue Recognition” in Note 2.

Revenue attributable to transactions arising between the Company and its customers under JRSAs are recorded within Revenues – Technology Sales (for hybrid JRSAs) and Revenues – Technology Rentals (for traditional JRSAs). For the year ended December 31, 2025, such revenues totaled $81.3 million (2024 — $62.2 million; 2023 — $78.2 million). (Refer to “Revenue from Contracts with Customers — Disaggregated Information About Revenue” in Note 19 for a disaggregated presentation of the Company’s revenues.)

Film Remastering and Distribution

In a typical IMAX Film Remastering and distribution arrangement, the Company receives a percentage of the box office from a movie studio in exchange for converting a commercial film into the IMAX format and distributing it through the IMAX network. The fee earned by the Company in a typical IMAX Film Remastering and distribution arrangement averages approximately 12.5% of box office on a gross basis before sales taxes except within Greater China, where the Company often receives a lower percentage of net box office due to an incremental importation fee paid by Hollywood studios. All of the Company’s box office results in this Form 10-K are inclusive of China booking fees to be consistent with market reporting of global box office. The accounting policy for the Company’s Film Remastering and distribution arrangements is disclosed in “Summary of Significant Accounting Policies — Revenue Recognition” in Note 2.

Revenue attributable to transactions arising between the Company and its customers under the Company’s Film Remastering and distribution arrangements are included in Revenues – Image Enhancement and Maintenance Services. For the year ended December 31, 2025, such revenues totaled $142.3 million (2024 — $100.5 million; 2023 — $118.6 million). (Refer to “Revenue from Contracts with Customers — Disaggregated Information About Revenue” in Note 19 for a disaggregated presentation of the Company’s revenues.)

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

As of December 31, 2025, the Company was party to one co-produced film arrangement, which represents the VIE total assets balance of $1.7 million and liabilities balance of $0.4 million and four other co-produced film arrangements. The accounting policies relating to co-produced film arrangements are disclosed in “Summary of Significant Accounting Policies — Principles of Consolidation and Revenue Recognition” in Note 2.

In 2025, an expense of $0.4 million (2024 — $3.3 million; 2023 — $0.6 million) attributable to transactions between the Company and other parties involved in the production of the films had been included in Costs and Expenses Applicable to Revenues – Image Enhancement and Maintenance Services.

18. Consolidated Statements of Cash Flows Supplemental Information

Changes in other operating assets and liabilities

	Years Ended December 31,
(In thousands of U.S. Dollars)	2025	2024	2023
(Increase) decrease in:
Financing receivables	$(1,543)	$9,975	$2,642
Prepaid expenses	(1,758)	(2,430)	(1,273)
Variable consideration receivables	(8,844)	(18,414)	(20,337)
Other assets	(6,895)	(3,140)	(10,473)
(Decrease) increase in:
Accounts payable	(481)	(6,383)	(535)
Accrued and other liabilities	12,213	(14,800)	(6,013)
Total	$(7,308)	$(35,192)	$(35,989)

Cash payments made on account

	Years Ended December 31,
(In thousands of U.S. Dollars)	2025	2024	2023
Income taxes	$15,853	$14,583	$17,812
Interest	$4,876	$5,723	$3,930

Depreciation and amortization

	Years Ended December 31,
(In thousands of U.S. Dollars)	2025	2024	2023
Film assets	$18,500	$24,775	$20,281
Property, plant and equipment:
Equipment supporting joint revenue sharing arrangements	23,166	22,723	22,857
Other property, plant and equipment(1)	9,298	8,793	9,125
Other intangible assets(2)	8,810	6,970	5,952
Other assets(3)	2,672	2,242	1,807
Total	$62,446	$65,503	$60,022
(1)Includes the amortization of laser projection systems, camera, and lens upgrades recorded in Research and development in the Statements of Operations of $0.4 million in the year ended December 31, 2025 (2024 — $0.6 million; 2023 — $0.5 million).
(2)Includes the amortization of licenses and intellectual property recorded in Research and development in the Consolidated Statements of Operations of $1.3 million in the year ended December 31, 2025 (2024 — $1.3 million; 2023 — $1.3 million).
(3)Includes the amortization of lessee incentives provided by the Company to its customers under JRSAs.

Write-downs, including goodwill and asset impairments

	Years Ended December 31,
(In thousands of U.S. Dollars)	2025	2024	2023
Other assets	$381	$—	$144
Inventories(1)	261	359	542
Property, plant and equipment:
Equipment supporting joint revenue sharing arrangements(2)	630	3,397	756
Other property, plant and equipment	41	79	31
Goodwill(3)	7,000	—	—
Other intangible assets	733	129	—
Film assets(4)	156	9	411
Total	$9,202	$3,973	$1,884
(1)In 2025, the Company recorded write-downs of $0.3 million (2024 — $0.4 million; 2023 — $0.5 million) in Costs and Expenses Applicable to Technology Sales to reduce the carrying value of inventories.
(2)In 2025, the Company recorded charges of $0.6 million (2024 — $3.4 million; 2023 — $0.8 million) in Costs and Expenses Applicable to Revenues - Technology Rentals mostly related to the write-down of systems under joint revenue sharing arrangements resulting from contract amendments, as well as the write-downs of leased xenon-based digital systems which were taken out of service in connection with customer upgrades to laser-based digital systems.
(3)In 2025, the Company recorded goodwill impairment losses of $7.0 million (2024 — $nil; 2023 — $nil) related to the SSIMWAVE reporting unit, which is part of the Streaming and Consumer Technology operating segment.
(4)In 2025, the Company recorded impairment losses of $0.2 million (2024 — less than $0.1 million; 2023 — $0.4 million) related to the write-down of content-related film assets.

Significant non-cash investing activities

	Years Ended December 31,
(In thousands of U.S. Dollars)	2025	2024	2023
Net decrease in accruals related to:
Investment in equipment supporting joint revenue sharing arrangements	$(578)	$(1,127)	$(600)
Acquisition of other intangible assets	(23)	(12)	(942)
Purchases of property, plant and equipment(1)	(44)	(93)	(541)
Net amount	$(645)	$(1,232)	$(2,083)
(1)Refer to Note 5 for supplemental disclosure of non-cash leasing activities.

Significant non-cash financing activities

As of December 31, 2025, the Company had accrued and not yet paid a $1.0 million liability on the Consolidated Balance Sheets within Accounts Payable related to debt issuance costs for the issuance of the 2030 Convertible Notes.

In the fourth quarter of 2023, the Company recognized a $1.6 million liability on the Consolidated Balance Sheets within Accounts Payable related to repurchase of its common shares, which settled subsequent to December 31, 2023. No such amounts were recognized in the fourth quarter of 2024 and 2025.

19. Revenue from Contracts with Customers

Disaggregated Information About Revenue

The following tables summarize the Company’s revenues by type and reportable segment for the years ended December 31, 2025, 2024, and 2023:

	Years Ended December 31, 2025
(In thousands of U.S. Dollars)	Technology Sales	Image Enhancement and Maintenance Services	Technology Rentals	Finance Income	Total
Content Solutions Segment:
Film Remastering and Distribution	$—	$142,346	$—	$—	$142,346
Other Content Solutions	—	7,920	992	—	8,912
Sub-total	—	150,266	992	—	151,258
Technology Products and Services Segment:
System Sales	94,475	—	—	—	94,475
System Rentals	—	—	81,226	—	81,226
Maintenance	—	63,847	—	—	63,847
Finance Income	—	—	—	11,729	11,729
Sub-total	94,475	63,847	81,226	11,729	251,277
Sub-total for reportable segments	94,475	214,113	82,218	11,729	402,535
All Other	3,864	3,813	—	—	7,677
Total	$98,339	$217,926	$82,218	$11,729	$410,212

	Years Ended December 31, 2024
(In thousands of U.S. Dollars)	Technology Sales	Image Enhancement and Maintenance Services	Technology Rentals	Finance Income	Total
Content Solutions Segment:
Film Remastering and Distribution	$—	$100,545	$—	$—	$100,545
Other Content Solutions	—	23,964	222	—	24,186
Sub-total	—	124,509	222	—	124,731
Technology Products and Services Segment:
System Sales	82,480	—	—	—	82,480
System Rentals	—	—	62,331	—	62,331
Maintenance	—	61,565	—	—	61,565
Finance Income	—	—	—	9,686	9,686
Sub-total	82,480	61,565	62,331	9,686	216,062
Sub-total for reportable segments	82,480	186,074	62,553	9,686	340,793
All Other	5,285	6,123	7	—	11,415
Total	$87,765	$192,197	$62,560	$9,686	$352,208

	Years Ended December 31, 2023
(In thousands of U.S. Dollars)	Technology Sales	Image Enhancement and Maintenance Services	Technology Rentals	Finance Income	Total
Content Solutions Segment:
Film Remastering and Distribution	$—	$118,637	$—	$—	$118,637
Other Content Solutions	—	8,061	—	—	8,061
Sub-total	—	126,698	—	—	126,698
Technology Products and Services Segment:
System Sales	93,271	—	—	—	93,271
System Rentals	—	—	75,566	—	75,566
Maintenance	—	56,737	—	—	56,737
Finance Income	—	—	—	8,729	8,729
Sub-total	93,271	56,737	75,566	8,729	234,303
Sub-total for reportable segments	93,271	183,435	75,566	8,729	361,001
All Other	7,521	6,317	—	—	13,838
Total	$100,792	$189,752	$75,566	$8,729	$374,839

Deferred Revenue

IMAX System sale and lease arrangements include a requirement for the Company to provide maintenance services over the life of the arrangement, some of which maintenance services are subject to a consumer price index adjustment each year. In circumstances where customers prepay the entire term’s maintenance fee based on the original arrangement, additional payments are due to the Company for the years after its extended warranty and maintenance obligations expire. Payments, upon renewal each year, are either prepaid or made in arrears and can vary in frequency from monthly to annually. As of December 31, 2025, $28.3 million of consideration had been deferred in relation to outstanding maintenance services to be provided on existing maintenance contracts (December 31, 2024 — $26.5 million and 2023 — $22.8 million).

For the year ended December 31, 2025, $39.0 million of revenue was recognized that was included in the $52.7 million balance of deferred revenue as of December 31, 2024. For the year ended December 31, 2024, $44.5 million of revenue was recognized that was included in the $67.1 million balance of deferred revenue as of December 31, 2023.

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

During the fourth quarter of 2025, the Company reorganized its operating and reporting structure to align with the manner in which management evaluates performance for SSIMWAVE and IMAX Enhanced on a combined basis. As a result of this change, certain legacy operating segments were aggregated to form a new operating segment, “Streaming and Consumer Technology”. This operating segment is included in “All Other”, as it does not meet the quantitative criteria for being a reportable segment. Also included within “All Other” are other ancillary activities that do not meet the criteria to be considered a reportable segment.

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

Segment Financial Information

The following table presents the Company’s revenue and gross margin by reportable segment for the years ended December 31, 2025, 2024, and 2023:

	Revenue(1)			Gross Margin
(In thousands of U.S. Dollars)	2025	2024	2023	2025	2024	2023
Content Solutions	$151,258	$124,731	$126,698	$99,706	$66,523	$74,106
Technology Products and Services	251,277	216,062	234,303	143,222	115,553	129,946
Sub-total for reportable segments	402,535	340,793	361,001	242,928	182,076	204,052
All Other	7,677	11,415	13,838	3,262	8,124	10,289
Total	$410,212	$352,208	$374,839	$246,190	$190,200	$214,341
(1)The Company’s largest customer represents 9% of total Revenues as of December 31, 2025 (2024 ― 11%; 2023 ― 10%). No single customer comprises more than 10% of the Company’s total Accounts Receivable as of December 31, 2025 and 2024.

The following table presents the Costs and Expenses Applicable to Revenues for the Content Solutions segment that has been made available to the CODM as part of the Company’s annual and quarterly financial reporting requirements in accordance with U.S. GAAP:

Content Solutions Segment:	For the years ended December 31,
(In thousands of U.S. Dollars)	2025	2024	2023
Revenue	$151,258	$124,731	$126,698
Film asset amortization	18,500	24,775	20,281
Marketing and other selling expenses	17,867	15,030	15,200
Co-produced film participation expenses	438	3,292	594
Write-down of film assets	156	9	411
Other segment expenses(1)	14,591	15,102	16,106
Total Costs and Expenses Applicable to Revenues	51,552	58,208	52,592
Gross Margin	$99,706	$66,523	$74,106
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

The following table presents the Costs and Expenses Applicable to Revenues for the Technology Products and Services reportable segment that is made available to the CODM as part of the Company’s annual and quarterly financial reporting requirements in accordance with U.S. GAAP:

Technology Products and Services Segment:	For the years ended December 31,
(In thousands of U.S. Dollars)	2025	2024	2023
Revenue	$251,277	$216,062	$234,303
Depreciation of equipment supporting JRSAs	23,166	22,723	22,857
Marketing and other selling expenses	4,661	2,411	2,053
Write-down of equipment supporting JRSAs	630	3,397	756
Write-down of inventories	261	359	542
Other segment expenses(1)	79,337	71,619	78,149
Total Costs and Expenses Applicable to Revenues	108,055	100,509	104,357
Gross Margin	$143,222	$115,553	$129,946
(1)Included within the Other segment expenses are costs related to the manufacturing and build of IMAX Systems recognized in the period, maintenance and warranty costs, and other product related costs. Also included is a recovery of $0.5 million for insurance proceeds received during the year ended December 31, 2025, associated with inventory costs that were previously written off. The total proceeds received were $0.7 million, and the incremental gain of $0.2 million was recognized in selling, general and administrative expenses.

The following table presents the Company’s assets by category and reportable segment, reconciled to consolidated assets, as of December 31, 2025 and 2024:

	As of December 31,
(In thousands of U.S. Dollars)	2025	2024
Content Solutions	$104,603	$89,383
Technology Products and Services	554,866	544,444
Sub-total for reportable segments	659,469	633,827
All Other	30,471	37,808
Corporate and other non-segment specific assets	204,091	158,763
Total	$894,031	$830,398

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

The following table summarizes the Company’s revenues by geographic area for the years ended December 31, 2025, 2024, and 2023:

	Years Ended December 31,
(In thousands of U.S. Dollars)	2025	2024	2023
United States	$144,854	$137,761	$117,925
Greater China	102,343	80,997	91,901
Asia (excluding China)	66,626	57,691	59,690
Western Europe	51,755	40,812	54,908
Canada	11,515	9,344	18,746
Latin America	8,970	8,994	13,788
Rest of the World	24,149	16,609	17,881
Total	$410,212	$352,208	$374,839

No single country in the Rest of the World, Western Europe, Latin America, and Asia (excluding Greater China) classifications comprises more than 10% of total revenue.

The following table presents the breakdown of Property, Plant and Equipment by geography as of December 31, 2025 and 2024:

	As of December 31,
(In thousands of U.S. Dollars)	2025	2024
United States	$106,455	$100,422
Greater China	63,821	66,022
Canada	35,095	40,116
Western Europe	14,493	12,917
Asia (excluding Greater China)	18,097	15,134
Rest of the World	4,949	5,522
Total	$242,910	$240,133

21. Financial Instruments

Financial Instruments

The Company maintains cash with various major financial institutions. The Company’s cash is invested with highly rated financial institutions. The Company’s $151.2 million balance of cash and cash equivalents as of December 31, 2025 (December 31, 2024 — $100.6 million) included $137.4 million in cash held outside of Canada (December 31, 2024 — $85.4 million), of which $97.2 million was held in the PRC (December 31, 2024 — $47.5 million).

Fair Value Measurements

The carrying values of the Company’s Cash and Cash Equivalents, Accounts Receivable, Variable Consideration, Accounts Payable, and Accrued and Other Liabilities due within one year approximate their fair values due to the short-term maturity of these instruments. Including these instruments, the Company’s financial instruments consist of the following:

	As of December 31, 2025		As of December 31, 2024
(In thousands of U.S. Dollars)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Level 1
Cash and cash equivalents(1)	$151,168	$151,168	$100,592	$100,592
Level 2
Net financed sales receivables(4)	$90,799	$87,677	$90,546	$81,876
Net investment in sales-type leases(4)	31,155	28,200	29,339	25,322
Equity securities(2)	—	—	1,000	1,000
COLI(5)	3,782	3,782	3,649	3,649
Foreign exchange contracts — designated forwards(3)	990	990	(2,029)	(2,029)
Wells Fargo Credit Facility borrowings(1)	(37,000)	(37,000)	(37,000)	(37,000)
Federal Economic Development Loan(4)	(927)	(927)	(1,765)	(1,765)
2026 Convertible Notes(6)	(743)	(892)	(230,000)	(234,009)
2030 Convertible Notes(6)	(250,000)	(278,708)	—	—
(1)Recorded at cost, which approximates fair value.
(2)Recorded at cost net of fair value adjustments and impairment charges.
(3)Fair value is determined using quoted prices in active markets.
(4)Fair value is estimated based on discounting future cash flows at currently available interest rates with comparable terms.
(5)Measured at cash surrender value, which approximates fair value, for the company-owned life insurance (“COLI”)
(6)Fair value is determined using quoted market prices that are observable in the market or that could be derived from observable market data.

Foreign Exchange Risk Management

The Company is exposed to market risk from changes in foreign currency rates.

A majority of the Company’s revenues is denominated in U.S. Dollars while a significant portion of its costs and expenses is denominated in Canadian Dollars. A portion of the Company’s net U.S. Dollar cash is converted to Canadian Dollars to fund Canadian Dollar expenses through the spot market. In China and Japan, the Company has ongoing operating expenses related to its operations in RMB and Japanese Yen, respectively. Net cash flows are converted to and from U.S. Dollars through the spot market. The Company also has cash receipts under leases denominated in RMB, Japanese Yen, Canadian Dollars, and Euros which are converted to U.S. Dollars through the spot market. In addition, because IMAX films generate box office in 91 different countries, unfavorable exchange rates between applicable local currencies and the U.S. Dollar could have an impact on box office receipts and the Company’s revenues and results of operations. The Company’s policy is to not use any financial instruments for trading or other speculative purposes.

The Company has entered into a series of foreign currency forward contracts to manage the risks associated with the volatility of foreign currencies. Certain of these foreign currency forward contracts met the criteria required for hedge accounting under the Derivatives and Hedging Topic of the FASB ASC at inception, and continued to meet hedge effectiveness tests as of December 31, 2025 (the “Foreign Currency Hedges”), with settlement dates throughout 2026 and 2027. Foreign currency derivatives are recognized and measured on the Consolidated Balance Sheets at fair value. Changes in the fair value (i.e., gains or losses) are recognized in the Consolidated Statements of Operations except for derivatives designated and qualifying as foreign currency cash flow hedging instruments. The Company currently has cash flow hedging instruments associated with Selling, General and Administrative Expenses. For foreign currency cash flow hedging instruments related to Selling, General and Administrative Expenses, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in Accumulated Other Comprehensive Loss (“AOCI”) and reclassified to the Consolidated Statements of Operations when the forecasted transaction occurs. Any ineffective portion is recognized immediately in the Consolidated Statements of Operations.

The following tabular disclosures reflect the impact that derivative instruments and hedging activities have on the Company’s Consolidated Financial Statements:

Notional value of foreign exchange contracts:

	As of December 31,
(In thousands of U.S. Dollars)	2025	2024
Derivatives designated as hedging instruments:
Foreign exchange contracts — Forwards	$48,357	$48,376

Fair value of derivatives in foreign exchange contracts:

		As of December 31,
(In thousands of U.S. Dollars)	Balance Sheet Location	2025	2024
Derivatives designated as hedging instruments:
Foreign exchange contracts — Forwards	Other assets	$992	$—
	Accrued and other liabilities	(2)	(2,029)
		$990	$(2,029)

Derivatives in foreign currency hedging relationships are as follows:

		Years Ended December 31,
(In thousands of U.S. Dollars)		2025	2024	2023
Foreign exchange contracts — Forwards	Derivative Gain (Loss) Recognized in AOCI (Effective Portion)	$1,723	$(3,455)	$575

		Years Ended December 31,
(In thousands of U.S. Dollars)	Location of Derivative Loss Reclassified from AOCI (Effective Portion)	2025	2024	2023
Foreign exchange contracts — Forwards	Selling, general and administrative expenses	$(1,297)	$(607)	$(892)

The Company’s estimated net amount of the existing gain as of December 31, 2025 is $0.8 million (2024 — loss of $2.0 million), which is expected to be reclassified to earnings within the next twelve months.

Investments in Equity Securities

As of December 31, 2025, the Company held investments in the preferred shares of enterprises which meet the criteria for classification as an equity security carried at historical cost, net of impairment charges. During the year ended December 31, 2025, the Company recorded an impairment charge of $1.0 million on the investment in equity securities as the carrying value exceeded the estimated fair value. The carrying value of these equity security investments was $nil as of December 31, 2025 (December 31, 2024 — $1.0 million) and is recorded in Other Assets.

22. Employers Pension and Postretirement Benefits

Defined Benefit Plan

The Company has an unfunded defined benefit pension plan, the SERP, covering its CEO, Richard L. Gelfond. Under the terms of the SERP, if Mr. Gelfond’s employment is terminated other than for cause (as defined in his employment agreement), he is entitled to receive SERP benefits in the form of a lump sum payment. SERP benefit payments to Mr. Gelfond are subject to a deferral for 6 months after the termination of his employment, at which time Mr. Gelfond will be entitled to receive interest on the deferred amount credited at the applicable federal rate for short-term obligations. Pursuant to an amendment to his employment agreement dated July 17, 2025, the term of Mr. Gelfond’s employment was extended through December 31, 2028. Under the terms of his employment agreement, as amended, the total benefit payable to Mr. Gelfond under the SERP is fixed at $20.3 million.

As of December 31, 2025 and 2024, the projected benefit obligation for SERP was as follows:

	Years Ended December 31,
(In thousands of U.S. Dollars)	2025	2024
Projected benefit obligation:
Obligation, beginning of year	$18,955	$18,178
Interest cost	900	803
Actuarial gain	(2,340)	(26)
Obligation, end of year and unfunded status	$17,515	$18,955

As of December 31, 2025, 2024, and 2023, the following amounts related to the SERP were recorded on the Company’s Consolidated Balance Sheets within Accumulated Other Comprehensive Loss and will be recognized as components of net periodic benefit cost in future periods:

	As of December 31,
(In thousands of U.S. Dollars)	2025	2024	2023
Unrealized actuarial gain	$(4,081)	$(2,353)	$(2,889)
Unamortized prior service cost	—	—	—
Net periodic benefit costs to be recognized in future periods	$(4,081)	$(2,353)	$(2,889)

For the years ended December 31, 2025, 2024, and 2023, the components of pension expense related to the SERP were as follows:

	Years Ended December 31,
(In thousands of U.S. Dollars)	2025	2024	2023
Interest cost	$900	$803	$788
Amortization of prior service cost	—	—	—
Amortization of actuarial gain	(612)	(563)	(616)
Pension expense	$288	$240	$172

The following assumptions were used to determine the SERP obligation and any related costs as of and for the years ended December 31, 2025, 2024, and 2023:

	As of December 31,
	2025	2024	2023
Discount rate	3.95%	4.57%	4.42%
Lump sum interest rate:
First 25 years	N/A	N/A	N/A
First 20 years	N/A	N/A	N/A
Thereafter	N/A	N/A	N/A
Cost of living adjustment on benefits	N/A	N/A	N/A

No contributions were made for the SERP during 2025. The Company expects interest costs of $0.7 million to be recognized as a component of pension cost for the year ended December 31, 2026.

Defined Contribution Pension Plan

The Company also maintains defined contribution plans for its employees, including its executive officers. The Company makes contributions to these plans on behalf of employees in an amount up to 5% of their base salary subject to certain prescribed maximums. During 2025, the Company contributed and recorded an expense of $1.4 million (2024 — $1.5 million; 2023 — $1.2 million) for its Canadian plan and $0.8 million (2024 — $1.1 million; 2023 — $0.8 million) for its defined contribution employee plan under Section 401(k) of the U.S. Internal Revenue Code.

Postretirement Benefits - Executives

The Company has an unfunded postretirement plan for Mr. Gelfond and Bradley J. Wechsler, former Co-CEO and Chairman of the Company’s Board of Directors (the “Executive Postretirement Benefit Plan”). The Executive Postretirement Benefit Plan provides that the Company will maintain health benefits for Messrs. Gelfond and Wechsler until they become eligible for Medicare and, thereafter, the Company will provide Medicare supplemental coverage as selected by Messrs. Gelfond and Wechsler. Mr. Wechsler retired from the Company’s Board of Directors on June 9, 2021, and the Company is providing him with Medicare supplemental coverage or its cash equivalent.

As of December 31, 2025 and 2024, the Company’s Consolidated Balance Sheets included the following amounts within Accrued and Other Liabilities related to the Executive Postretirement Benefit Plan:

	Years Ended December 31,
(In thousands of U.S. Dollars)	2025	2024
Projected benefit obligation:
Obligation, beginning of year	$497	$507
Interest cost	27	24
Benefits paid	(12)	(10)
Actuarial gain	(3)	(24)
Obligation, end of year and unfunded status	$509	$497

For the years ended December 31, 2025, 2024, and 2023, the components of pension (income) expense related to the Executive Postretirement Benefit Plan were as follows:

	Years Ended December 31,
(In thousands of U.S. Dollars)	2025	2024	2023
Interest cost	$27	$24	$23
Amortization of actuarial gain	(69)	(44)	(65)
Pension income	$(42)	$(20)	$(42)

As of December 31, 2025, 2024, and 2023, the following amounts related to the Executive Postretirement Benefit Plan were recorded on the Company’s Consolidated Balance Sheets within Accumulated Other Comprehensive Loss and will be recognized as components of net pension cost in future periods:

	As of December 31,
(In thousands of U.S. Dollars)	2025	2024	2023
Unrealized actuarial gain	$(54)	$(120)	$(140)

As of December 31, 2025, 2024, and 2023, the weighted average assumptions used to determine the benefit obligation related to the Executive Postretirement Benefit Plan were as follows:

	As of December 31,
	2025	2024	2023
Discount rate	5.32%	5.47%	4.80%

For the years ended December 31, 2025, 2024, and 2023, the weighted average assumptions used to determine the net postretirement benefit expense related to the Executive Postretirement Benefit Plan were as follows:

	Years Ended December 31,
	2025	2024	2023
Discount rate	5.47%	4.80%	5.01%

The following benefit payments are expected to be made as per the current plan assumptions for the Executive Postretirement Benefit Plan in each of the next five years and thereafter following the December 31, 2025 balance sheet date:

(In thousands of U.S. Dollars)
2026	$13
2027	14
2028	15
2029	30
2030	33
Thereafter	927
Total	$1,032

Postretirement Benefits – Canadian Employees

The Company has an unfunded postretirement plan for its Canadian employees meeting specific eligibility requirements (the “Canadian Postretirement Benefit Plan”). The Company will provide eligible participants, upon retirement, with health and welfare benefits.

As of December 31, 2025 and 2024, the Company’s Consolidated Balance Sheets included the following amounts within Accrued and Other Liabilities related to the Canadian Postretirement Benefit Plan:

	Years Ended December 31,
(In thousands of U.S. Dollars)	2025	2024
Projected benefit obligation:
Obligation, beginning of year	$788	$982
Interest cost	44	42
Benefits paid	(135)	(145)
Actuarial loss	246	85
Unrealized foreign exchange loss (gain)	33	(176)
Obligation, end of year and unfunded status	$976	$788

For the years ended December 31, 2025, 2024, and 2023, the components of pension expense related to the Canadian Postretirement Benefit Plan were as follows:

	Years Ended December 31,
(In thousands of U.S. Dollars)	2025	2024	2023
Interest cost	$44	$42	$48
Amortization of actuarial gain	(8)	(13)	(18)
Pension expense	$36	$29	$30

The Company expects interest costs of $0.1 million to be recognized as a component of benefit cost for the year ended December 31, 2026.

As of December 31, 2025, 2024, and 2023, the following amounts related to the Canadian Postretirement Benefit Plan were recorded on the Company’s Consolidated Balance Sheets within Accumulated Other Comprehensive Loss and will be recognized as components of net pension cost in future periods:

	As of December 31,
(In thousands of U.S. Dollars)	2025	2024	2023
Unrealized actuarial gain	$(315)	$(323)	$(336)

As December 31, 2025, 2024, and 2023, the weighted average assumptions used to determine the benefit obligation related to the Canadian Postretirement Benefit Plan are as follows:

	As of December 31,
	2025	2024	2023
Discount rate	4.60%	4.50%	4.60%

For the years ended December 31, 2025, 2024, and 2023, the weighted average assumptions used to determine the net postretirement benefit expense related to the Canadian Postretirement Benefit Plan were as follows:

	Years Ended December 31,
	2025	2024	2023
Discount rate	4.50%	4.60%	5.00%

The following benefit payments are expected to be made as per the current plan assumptions for the Canadian Postretirement Benefit Plan in each of the next five years and thereafter following the December 31, 2025 balance sheet date:

(In thousands of U.S. Dollars)
2026	$83
2027	86
2028	81
2029	83
2030	83
Thereafter	383
Total	$799

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

As of December 31, 2025, the benefit obligation related to the Retirement Plan was $4.4 million (December 31, 2024 — $4.2 million) and was recorded on the Company’s Consolidated Balance Sheets within Accrued and Other Liabilities. As the Retirement Plan is fully vested, the benefit obligation is measured at the present value of the benefits expected to be paid in the future with the accretion of interest recognized in the Consolidated Statements of Operations within Retirement Benefits Non-Service Expense.

The Retirement Plan is funded by an investment in company-owned life insurance (“COLI”), which is recorded at its fair value on the Company’s Consolidated Balance Sheets within Prepaid Expenses. As of December 31, 2025, fair value of the COLI asset was $3.8 million (December 31, 2024 — $3.6 million). Gains and losses resulting from changes in the cash surrender value of the COLI asset are recognized in the Consolidated Statements of Operations within Realized and Unrealized Investment Gains.

23. Government Assistance

Federal Economic Development Loan

Refer to Note 13, “Borrowings.”

China Grant

IMAX China receives local district grants primarily related to taxes paid, including corporate income taxes, value-added taxes, and withholding taxes for dividends and/or cross-border activities. Government grants are recognized in the period the costs were incurred.

For the year ended December 31, 2025, $2.5 million (2024 — $2.8 million; 2023 — $5.4 million) was recognized primarily as a reduction in Costs and Expenses Applicable to Revenues and Income Tax Expense. The impact to net income attributable to common shareholders was $1.8 million (2024 — $1.6 million; 2023 — $3.4 million).

Employee Retention Credit

In 2025, the Company recognized $4.0 million in benefits received from the Internal Revenue Service under the Employee Retention Credit (“ERC”) program which provides for a refundable tax credit for eligible businesses that had employees and were affected during the COVID-19 pandemic. During the year ended December 31, 2025, the ERC was classified as a reduction to Selling, General and Administrative Expenses ($2.7 million) and Costs and Expenses Applicable to Revenues ($1.3 million). No such credits were received in 2024 and 2023.

24. Non-Controlling Interests

IMAX China Non-Controlling Interest

As of December 31, 2025, the Company indirectly owned 71.57% of IMAX China, whose shares trade on the Hong Kong Stock Exchange (December 31, 2024 — 71.40%). IMAX China remains a consolidated subsidiary of the Company. The balance of non- controlling interest in IMAX China as of December 31, 2025 was $89.2 million (December 31, 2024 — $78.1 million). The net income attributable to non-controlling interest of IMAX China for the year ended December 31, 2025 was $10.7 million (2024 — $6.6 million; 2023 — $7.8 million).

Other Non-Controlling Interests

The Company’s Original Film Fund was established in 2014 to co-finance a portfolio of 10 original large-format films. The initial investment in the Original Film Fund was committed by a third party in the amount of $25.0 million, with the possibility of contributing additional funds. The Company has contributed $9.0 million to the Original Film Fund since 2014, and has reached its maximum contribution. Through December 31, 2025, the Original Film Fund has invested $22.3 million toward the development of original films. The related production, financing and distribution agreement includes put and call rights relating to change of control of the rights, title and interest in the co-financed pictures.

Non-Controlling Interest in Temporary Equity

The following summarizes the movement of the non-controlling interest in temporary equity, in the Original Film Fund for the years ended December 31, 2025, 2024, and 2023:

	Years Ended December 31,
(In thousands of U.S. Dollars)	2025	2024	2023
Beginning balance	$680	$658	$722
Net (loss) income	(14)	22	(64)
Ending balance	$666	$680	$658

25. Restructuring Charges and Other Impairments

In 2025, the Company recognized $2.5 million (2024 — $3.7 million; 2023 — $2.9 million) in Restructuring charges and other impairments in the Consolidated Statements of Operations. These charges primarily reflect the Company’s strategic initiatives to streamline operations, reduce costs, and enhance organizational efficiency. The Company incurred termination charges of $1.4 million (2024 — $2.4 million; 2023 — $1.3 million) in connection with its plan to optimize its organizational structure, including eliminating redundant roles, addressing spans and layers to capture efficiencies and centralizing certain operational roles, and $0.7 million in connection with the writedown of the SSIMWAVE customer relationship intangible asset. In addition, the Company’s recognized $0.4 million (2024 — $1.3 million; 2023 — $nil) of fees relating to the assessment of its corporate structure and the resulting 2024 internal asset sale.

As of December 31, 2025, the Company’s liability was $1.4 million liability (December 31, 2024 — $1.4 million) on the Consolidated Balance Sheets within Accrued and other liabilities related to Restructuring charges and other impairments.

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

The Company’s management, with the participation of its CEO and its CFO, has evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of December 31, 2025 and has concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. The Company will continue to periodically evaluate its disclosure controls and procedures and will make modifications from time to time as deemed necessary to ensure that information is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting and has concluded that such internal control over financial reporting was effective as of December 31, 2025.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, as stated in their report, which appears in Part II, Item 8.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting which occurred during the three months ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

a)    None.

b)    On December 9, 2025, Richard Gelfond, the CEO, entered into a Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K under the Exchange Act (“Item 408”) and such arrangement, the “Plan”) for the exercise of 486,284 of stock options granted in June 2016 (the “Options”) and sale of up to 486,284 common shares underlying the Options. The Options have a 10-year expiry and are due to expire on June 7, 2026. Sales under this Plan, which was previously disclosed in a Company subsidiary filing, may commence on March 10, 2026, after the completion of the required cooling off period under Rule 10b5-1. The Plan will terminate on June 5, 2026, or earlier if all shares underlying the Options have been sold. This trading arrangement is intended to satisfy the affirmative defense of Rule 10b5-1(c). No other Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as defined in Item 408) were adopted or terminated by any directors or officers of the Company during the quarter ended December 31, 2025.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

N/A.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is incorporated by reference from the information under the following captions in the 2026 Proxy Statement: “Item No. 1 – Election of Directors;” “Executive Officers;” “Delinquent Section 16(a) Reports;” “Code of Business Conduct and Ethics and Insider Trading Policy;” and “Corporate Governance.”

Item 11. Executive Compensation

The information required by Item 11 is incorporated by reference from the information under the following captions in the 2026 Proxy Statement: “Compensation Discussion and Analysis;” “Compensation Committee Report;” “Summary Compensation Table;” “Grants of Plan-Based Awards;” “Outstanding Equity Awards at Fiscal Year-End;” “Option Exercise and Stock Vested;” “Pension Benefits;” “Pay Ratio Disclosure;” “Potential Payments upon Termination or Change-in-Control;” “Pay Versus Performance;” “Compensation of Directors;” and “Compensation Committee Interlocks and Insider Participation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated by reference from the information under the following captions in the 2026 Proxy Statement: “Equity Compensation Plan Information;” “Principal Shareholders of Voting Shares;” and “Security Ownership of Directors and Management.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated by reference from the information under the following caption in the 2026 Proxy Statement: “Certain Relationships and Related Transactions,” “Review, Approval or Ratification of Transactions with Related Persons,” and “Director Independence.”

Item 14. Principal Accounting Fees and Services

The information required by Item 14 is incorporated by reference from the information under the following captions in the 2026 Proxy Statement: “Audit Fees;” “Audit-Related Fees;” “Tax Fees;” “All Other Fees;” and “Audit Committee’s Pre-Approval Policies and Procedures.”

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

Report of Independent Registered Public Accounting Firm, which covers the financial statements, the accompanying notes to the financial statements is included under Part II, Item 8, and the Company’s internal control over financial reporting is included under Part II, Item 9A.

Exhibits

Exhibit No.	Description	Form	File No	Exhibit	Filing Date

3.1	Articles of Amalgamation of IMAX Corporation, dated as of January 1, 2024.	10-Q	001-35066	3.1	10/23/25

3.2	Second Amended and Restated By-Law No. 1 of IMAX Corporation, enacted on February 7, 2023.	8-K	001-35066	3.1	2/10/23

4.1	Description of IMAX Corporation’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	001-35066	4.4	2/19/20

4.2	Indenture, dated as of November 6, 2025, between IMAX Corporation and U.S. Bank Trust Company, National Association.	8-K	001-35066	4.1	11/6/25

4.3	Form of 0.750% Convertible Senior Notes due November 15, 2030 (included as Exhibit A to Exhibit 4.2)	8-K	001-35066	4.2	11/6/25

+10.1	Stock Option Plan of IMAX Corporation, dated June 18, 2008.	10-K	001-35066	10.1	2/24/16

+10.2	IMAX Corporation Form of Restricted Stock Unit Award Agreement.	10-K	001-35066	10.4	2/19/20

+10.3	IMAX Corporation Second Amended and Restated Long-Term Incentive Plan, dated June 3, 2020.	8-K	001-35066	10.1	6/5/20

+10.4	Amendment No.1 to Second Amended and Restated Long-Term Incentive Plan	8-K	001-35066	10.1	6/14/23

+10.5	Form of IMAX Corporation Second Amended and Restated Long-Term Incentive Plan Restricted Stock Unit Award Agreement.	10-Q	001-35066	10.11	4/29/21

+10.6	Form of IMAX Second Amended and Restated Long-Term Incentive Plan Performance Stock Unit Award Agreement.	10-Q	001-35066	10.12	4/29/21

+10.7	Form of IMAX Corporation Second Amended and Restated Long-Term Incentive Plan Restricted Stock Unit Award Agreement for Non-employee Directors.	10-Q	001-35066	10.2	7/27/21

+10.8	IMAX Corporation Supplemental Executive Retirement Plan, as amended and restated as of January 1, 2006.	10-K	001-35066	10.2	2/21/13

+10.9	Employment Agreement, dated November 8, 2016, between IMAX Corporation and Richard L. Gelfond.	10-K	001-35066	10.24	2/23/17

+10.10	Amendment to Employment Agreement, dated November 1, 2019, between IMAX Corporation and Richard L. Gelfond.	10-K	001-35066	10.26	2/19/20

+10.11	Second Amendment to Employment Agreement, dated as of September 19, 2022, between IMAX Corporation and Richard L. Gelfond.	10-K	001-35066	10.1	10/31/22

+10.12	Third Amendment to Employment Agreement, dated as of July 17, 2025, by and between IMAX Corporation and Richard L. Gelfond	10-Q	001-35066	10.2	10/23/25

+10.13	Employment Agreement, dated December 18, 2017, between IMAX Corporation and Robert D. Lister.	10-K	001-35066	10.30	2/27/18

+10.14	First Amending Agreement, dated March 11, 2020, between IMAX Corporation and Robert D. Lister.	10-Q	001-35066	10.47	4/30/20

+10.15	Second Amending Agreement, dated as of October 20, 2023, between IMAX Corporation and Robert D. Lister	10-K	001-35066	10.24	2/27/24

+10.16	Employment Memorandum, dated September 18, 2020, between IMAX Corporation and Mark Welton.	10-Q	001-35066	10.52	10/29/20

+10.17	Amendment to Employment Memorandum, dated October 13, 2021, between IMAX Corporation and Mark Welton.	10-K	001-35066	10.38	2/24/22

+10.18	Amendment to Employment Terms, dated as of May 20, 2025, between IMAX Corporation and Mark Welton.	10-Q	001-35066	10.5	7/24/25

+10.19	Employment Agreement, dated as of January 9, 2023, between IMAX China (Hong Kong) Limited and Daniel Manwaring.	10-Q	001-35066	10.1	7/25/24

+10.20	Amendment Agreement to Employment Agreement, dated as of March 7, 2024, between IMAX China (Hong Kong) Limited and Daniel Manwaring.	10-Q	001-35066	10.2	7/25/24

+10.21	Amendment Agreement to Employment Agreement, dated as of March 7, 2025, by and between IMAX China (Hong Kong) Limited and Daniel Wade Manwaring	10-Q	001-35066	10.1	4/23/25

+10.22	Employment Agreement, dated April 25, 2022, between IMAX Corporation and Natasha Fernandes.	10-Q	001-35066	10.1	7/29/22

+10.23	Amendment to Employment Terms, dated as of May 20, 2025, between IMAX Corporation and Natasha Fernandes	10-Q	001-35066	10.6	7/24/25

+10.24	Employment Agreement, dated as of March 13, 2025, between IMAX Corporation and Jose Zlatar.	10-Q	001-35066	10.1	7/24/25

+10.25	Amendment to Employment Terms, dated as of May 20, 2025, between IMAX Corporation and Jose Zlatar.	10-Q	001-35066	10.3	7/24/25

+10.26	Employment Agreement, dated as of January 12, 2024, between IMAX Corporation and Anne Globe.	10-Q	001-35066	10.2	7/24/25

+10.27	Amendment to Employment Terms, dated as of May 20, 2025, between IMAX Corporation and Anne Globe.	10-Q	001-35066	10.4	7/24/25

+10.28	Statement of Directors’ Compensation as of January 2023.	10-K	001-35066	10.37	2/22/22

+10.29	Form of Director Indemnification Agreement.	10-Q	001-35066	10.39	7/25/18

10.30	Seventh Amended and Restated Credit Agreement, dated July 14, 2025, by and between IMAX Corporation and Wells Fargo Bank, National Association.	10-Q	001-35066	10.1	10/23/25

10.35	Form of Call Option Confirmation between IMAX Corporation and each of Option Counterparties.	8-K	001-35066	10.1	11/06/25

*19.1	IMAX Insider Trading Policy.	10-K	001-35066	19.1	2/19/25

*21.1	Subsidiaries of IMAX Corporation.

*23.1	Consent of PricewaterhouseCoopers LLP.

*24.1	Power of Attorney of certain directors.

*31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 25, 2026, by Richard L. Gelfond.

*31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 25, 2026, by Natasha Fernandes.

^32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 25, 2026, by Richard L. Gelfond.

^32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 25, 2026, by Natasha Fernandes.

97.1	Clawback Policy.	10-K	001-35066	97.1	2/27/24

*101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

*101.SCH	Inline XBRL Taxonomy Extension Schema Document

*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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
Natasha Fernandes
Chief Financial Officer & Executive Vice-President

Date: February 25, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 25, 2026.

/s/ RICHARD L. GELFOND	/s/ NATASHA FERNANDES	/s/ JOSE ZLATAR
Richard L. Gelfond Chief Executive Officer & Director (Principal Executive Officer)	Natasha Fernandes Chief Financial Officer & Executive Vice-President (Principal Financial Officer)	Jose Zlatar Senior Vice-President, Finance & Controller (Principal Accounting Officer)

*	*	*
Darren D. Throop Chairman of the Board & Director	Gail Berman Director	Eric A. Demirian Director

*	*	*
Kevin Douglas Director	David W. Leebron Director	Michael MacMillan Director

*	*	*
Steve Pamon Director	Dana Settle Director	Jennifer Wong Director

By	* /s/ NATASHA FERNANDES
Natasha Fernandes
(as attorney-in-fact)