Form 10-Q
period 2026-03-31
IMAX CORP
filed 2026-04-30
CIK 921582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of March 31, 2026
Common Shares, no par value	54,855,176

IMAX CORPORATION

IMAX CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

IMAX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. Dollars, except share amounts)
(Unaudited)

	March 31,	December 31,
	2026	2025
Assets
Cash and cash equivalents	$145,995	$151,168
Accounts receivable, net of allowance for credit losses	108,540	108,079
Financing receivables, net of allowance for credit losses	121,325	121,954
Variable consideration receivables, net of allowance for credit losses	90,624	91,402
Inventories	35,823	32,505
Prepaid expenses	16,663	14,881
Film assets, net of accumulated amortization	16,638	15,529
Property, plant and equipment, net of accumulated depreciation	240,890	242,910
Lease incentives and other assets	27,240	24,820
Deferred income tax assets, net of valuation allowance	12,675	12,577
Goodwill	45,815	45,815
Other intangible assets, net of accumulated amortization	30,923	32,391
Total assets	$893,151	$894,031
Liabilities
Accounts payable	$17,193	$19,478
Accrued and other liabilities	88,138	105,293
Deferred revenue	56,132	50,395
Revolving credit facility borrowings, net of unamortized debt issuance costs	46,702	34,577
Convertible notes and other borrowings, net of unamortized discounts and debt issuance costs	244,128	244,034
Deferred income tax liabilities	12,521	12,521
Total liabilities	464,814	466,298
Commitments, contingencies and guarantees (see Note 7)
Non-controlling interests	691	666
Shareholders’ equity
Capital stock common shares — no par value. Authorized — Unlimited number. 54,855,176 issued and outstanding (December 31, 2025 — 53,921,676 issued and outstanding)	429,650	419,162
Other equity	145,998	164,782
Statutory surplus reserve	4,219	4,219
Accumulated deficit	(235,741)	(239,967)
Accumulated other comprehensive loss	(8,664)	(10,305)
Total shareholders’ equity attributable to common shareholders	335,462	337,891
Non-controlling interests	92,184	89,176
Total shareholders’ equity	427,646	427,067
Total liabilities and shareholders’ equity	$893,151	$894,031

(See the accompanying notes, which are an integral part of these Condensed Consolidated Financial Statements.)

IMAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of U.S. Dollars, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Revenues
Technology sales	$13,414	$13,524
Image enhancement and maintenance services	48,584	50,753
Technology rentals	16,624	19,311
Finance income	2,757	3,079
	81,379	86,667
Costs and expenses applicable to revenues
Technology sales	5,556	7,223
Image enhancement and maintenance services	22,936	19,445
Technology rentals	7,076	6,823
	35,568	33,491
Gross margin	45,811	53,176
Selling, general and administrative expenses	32,488	33,462
Research and development	1,804	1,318
Amortization of intangible assets	2,028	1,731
Credit loss reversal, net	(460)	(126)
Restructuring charges and other impairments	—	57
Income from operations	9,951	16,734
Realized and unrealized investment gains	36	32
Retirement benefits non-service expense	(67)	(70)
Interest income	468	540
Interest expense	(1,896)	(1,801)
Income before taxes	8,492	15,435
Income tax expense	(2,421)	(7,285)
Net income	6,071	8,150
Net income attributable to non-controlling interests	(1,845)	(5,823)
Net income attributable to common shareholders	$4,226	$2,327

Net income per share attributable to common shareholders:
Basic	$0.08	$0.04
Diluted	$0.07	$0.04

Weighted average shares outstanding (in thousands):
Basic	54,125	53,145
Diluted	56,392	54,969

(See the accompanying notes, which are an integral part of these Condensed Consolidated Financial Statements.)

IMAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands of U.S. Dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Net income	$6,071	$8,150
Other comprehensive income before tax
Unrealized net loss from cash flow hedging instruments	(631)	(715)
Realized net (gain) loss from cash flow hedging instruments	(342)	1,335
Foreign currency translation adjustments	3,885	421
Amortization of defined benefit and postretirement benefit plans net gain	(167)	(205)
Total other comprehensive income before tax	2,745	836
Income tax recovery related to other comprehensive income	—	(109)
Other comprehensive income, net of tax	2,745	727
Comprehensive income	8,816	8,877
Comprehensive income attributable to non-controlling interests	(2,949)	(5,944)
Comprehensive income attributable to common shareholders	$5,867	$2,933

(See the accompanying notes, which are an integral part of these Condensed Consolidated Financial Statements.)

IMAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. Dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Operating Activities
Net income	$6,071	$8,150
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	15,236	14,913
Amortization of deferred financing costs	528	492
Credit loss reversal, net	(460)	(126)
Write-downs, including asset impairments	57	193
Deferred income tax recovery	(35)	—
Share-based and other non-cash compensation	5,792	5,275
Unrealized foreign currency exchange loss	83	289
Realized and unrealized investment gain	(36)	(32)
Changes in assets and liabilities:
Accounts receivable	(751)	(15,014)
Inventories	(3,355)	1,032
Film assets	(5,353)	(7,396)
Lease incentives provided to exhibitor customers	(8,671)	(1,029)
Deferred revenue	5,769	1,390
Changes in other operating assets and liabilities	(10,846)	(1,186)
Net cash provided by operating activities	4,029	6,951
Investing Activities
Purchase of property, plant and equipment	(2,132)	(1,645)
Investment in equipment for joint revenue sharing arrangements	(4,003)	(11,746)
Acquisition of other intangible assets	(792)	(1,233)
Net cash used in investing activities	(6,927)	(14,624)
Financing Activities
Revolving credit facility borrowings	31,000	23,000
Repayments of revolving credit facility borrowings	(19,000)	(10,000)
Debt issuance costs related to convertible notes	(944)	—
Credit facility amendment fees paid	(9)	—
Repayments of other borrowings	(164)	(209)
Taxes withheld and paid on employee stock awards vested	(17,451)	(9,505)
Common shares issued - stock options exercised	3,806	948
Net cash (used in) provided by financing activities	(2,762)	4,234
Effects of exchange rate changes on cash	487	(84)
Decrease in cash and cash equivalents during period	(5,173)	(3,523)
Cash and cash equivalents, beginning of period	151,168	100,592
Cash and cash equivalents, end of period	$145,995	$97,069

(See the accompanying notes, which are an integral part of these Condensed Consolidated Financial Statements.)

IMAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands of U.S. Dollars, except share data)
(Unaudited)

	Three Months Ended March 31, 2026
						Accumulated Other Comprehensive Loss		Total Shareholders’ Equity
	Capital Stock			Statutory Surplus Reserve	Accumulated Deficit		Non-controlling Interests
	Shares	Amount	Other Equity

Balance as of December 31, 2025	53,921,676	$419,162	$164,782	$4,219	$(239,967)	$(10,305)	$89,176	$427,067
Restricted share units and performance stock units vested, net of shares withheld for employee tax obligations	812,277	5,710	(22,993)	—	—	—	—	$(17,283)
Employee stock options exercised, net of shares withheld for employee tax obligations	121,223	4,778	(972)	—	—	—	—	$3,806
Amortization of share-based payment expense - restricted share units and performance stock units	—	—	5,181	—	—	—	84	$5,265
Net income	—	—	—	—	4,226	—	1,820	$6,046
Other comprehensive income, net of tax	—	—	—	—		1,641	1,104	$2,745
Balance as of March 31, 2026	54,855,176	$429,650	$145,998	$4,219	$(235,741)	$(8,664)	$92,184	$427,646

	Three Months Ended March 31, 2025
						Accumulated Other Comprehensive Loss		Total Shareholders’ Equity
	Capital Stock			Statutory Surplus Reserve	Accumulated Deficit		Non-controlling Interests
	Shares	Amount	Other Equity

Balance as of December 31, 2024	52,946,200	$401,420	$185,268	$4,051	$(274,675)	$(16,598)	$78,069	$377,535
Restricted share units and performance stock units vested, net of shares withheld for employee tax obligations	751,817	11,380	(20,942)	—	—	—	—	$(9,562)
Employee stock options exercised, net of shares withheld for employee tax obligations	44,031	1,241	(293)	—	—	—	—	$948
Amortization of share-based payment expense - restricted share units and performance stock units	—	—	5,718	—	—	—	93	$5,811
Change in statutory surplus reserve, IMAX China	—	—	—	55	(55)	—	—	$—
Net income	—	—	—	—	2,327	—	5,827	$8,154
Other comprehensive income, net of tax	—	—	—	—		606	121	$727
Balance as of March 31, 2025	53,742,048	$414,041	$169,751	$4,106	$(272,403)	$(15,992)	$84,110	$383,613

(See the accompanying notes, which are an integral part of these Condensed Consolidated Financial Statements.)

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. Dollars, unless otherwise stated)

1. Basis of Presentation

Accounting Principles

IMAX Corporation (together with its subsidiaries, unless the context requires otherwise, the “Company” or “IMAX”), prepares financial statements in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP” or “GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures have been condensed or omitted as permitted by such rules and regulations. In the opinion of the Company’s management, the unaudited Condensed Consolidated Financial Statements reflect all necessary adjustments for a fair statement of interim results. The Condensed Consolidated Balance Sheet at December 31, 2025 was derived from the Company’s audited annual Consolidated Financial Statements in the Company’s 2025 Annual Report on Form 10-K (the “2025 Form 10-K”). The interim results presented in the Company’s Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows are not necessarily indicative of results for a full year. Certain prior period comparatives have been revised to conform with the current period presentation.

These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements in the 2025 Form 10-K, which includes significant accounting policies adopted by the Company.

Principles of Consolidation

These unaudited Condensed Consolidated Financial Statements include the accounts of IMAX together with its consolidated subsidiaries, except for subsidiaries which have been identified as variable interest entities (“VIEs”) where the Company is not the primary beneficiary. All intercompany accounts and transactions have been eliminated. The Company has evaluated its various variable interests to determine whether they are VIEs as required by U.S. GAAP.

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

As of March 31, 2026 and December 31, 2025, total assets and liabilities of the Company’s consolidated VIEs were as follows:

	March 31,	December 31,
(In thousands of U.S. Dollars)	2026	2025
Total assets	$1,783	$1,746
Total liabilities	$363	$362

Estimates and Assumptions

In preparing the Company’s Condensed Consolidated Financial Statements, management makes judgments in applying various accounting policies. The areas of policy judgment are consistent with those reported in Note 2 of the Company’s audited Consolidated Financial Statements included in its 2025 Form 10-K. The significant estimates made by management include, but are not limited to: (i) the allocation of the transaction price in an IMAX System arrangement to distinct performance obligations; (ii) the amount of variable consideration to be earned on sales of IMAX Systems based on projections of future box office performance and inflation; (iii) expected credit losses on accounts receivable, financing receivables, and variable consideration receivables; (iv) provisions for the write-down of excess and obsolete inventories; (v) the fair values of the reporting units used in assessing the recoverability of goodwill; (vi) the cash flow projections used in testing the recoverability of long-lived assets such as the system equipment supporting joint revenue sharing arrangements (“JRSAs”); (vii) the economic lives of the system equipment supporting joint revenue sharing arrangements; (viii) the useful lives of tangible and intangible assets; (ix) the ultimate revenue forecasts used to test the recoverability of film assets; (x) the discount rates used to determine the present value of financing receivables, variable consideration and lease liabilities, as well as to determine the fair values of the Company’s reporting units for the purpose of assessing the recoverability of goodwill; (xi) pension plan assumptions; (xii) estimates related to the fair value and projected vesting of share-based payment awards; (xiii) the valuation allowance of deferred income tax assets; and (xiv) reserves related to uncertain tax positions.

2. New Accounting Standards and Accounting Changes

Adoption of New Accounting Pronouncements

Measurement of Credit Losses for Accounts Receivable and Contract Assets

In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2025-05, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). The amendments in ASU 2025-05 provide a practical expedient that allows entities to assume current economic conditions as of the balance sheet date will remain unchanged throughout the reasonable and supportable forecast period when estimating expected credit losses for eligible financial assets, including trade receivables and contract assets. The Company adopted ASU 2025-05 for the three months ended March 31, 2026. The adoption did not have a material impact on its Condensed Consolidated Financial Statements.

Recently Issued FASB Accounting Standards Codification Updates Not Yet Adopted

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

The Company considers the applicability and impact of all recently issued FASB accounting standard codification updates. ASUs that are not noted above were assessed and determined to be not applicable or not significant to the Company’s Condensed Consolidated Financial Statements for the period ended March 31, 2026.

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

In order to mitigate the credit risk associated with the Company’s receivables, management performs an initial credit evaluation prior to entering into an arrangement with a customer and then regularly monitors the credit quality of each customer through an analysis of collections history and aging. This monitoring process includes meetings on at least a monthly basis to identify credit concerns and potential changes in credit quality classification. A customer may improve their credit quality classification once a substantial payment is made on an overdue balance or when the customer has agreed to a payment plan and payments have commenced in accordance with that plan. Changes in credit quality classification are dependent upon management approval. The Company’s internal credit quality classifications are reported in Note 4 of the Company’s audited Consolidated Financial Statements included in its 2025 Form 10-K.

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

The following tables summarize the activity in the allowance for credit losses related to Accounts Receivable for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31, 2026
(In thousands of U.S. Dollars)	Theater Operators	Studios	Other	Total
Beginning balance	$12,170	$1,310	$444	$13,924
Current period provision (reversal), net	138	93	(10)	221
Write-offs, net of recoveries	(93)	(65)	—	(158)
Foreign exchange	(58)	5	—	(53)
Ending balance	$12,157	$1,343	$434	$13,934

	Three Months Ended
	March 31, 2025
(In thousands of U.S. Dollars)	Theater Operators	Studios	Other	Total
Beginning balance	$11,678	$1,017	$583	$13,278
Current period (reversal) provision, net	(116)	407	(128)	163
Write-offs, net of recoveries	—	(188)	—	(188)
Foreign exchange	(79)	—	—	(79)
Ending balance	$11,483	$1,236	$455	$13,174

For the three months ended March 31, 2026, the Company’s allowance for current expected credit losses related to Accounts Receivable increased by less than $0.1 million. The Company recorded $0.2 million in write-offs in the allowance for credit losses for the three months ended March 31, 2026.

For the three months ended March 31, 2025, the Company’s allowance for current expected credit losses related to Accounts Receivable decreased by $0.1 million.

Financing Receivables

Financing receivables are due from theater operators and consist of the Company’s net investment in sales-type leases and receivables associated with financed sales of IMAX Systems. As of March 31, 2026 and December 31, 2025, financing receivables consisted of the following:

	March 31,	December 31,
(In thousands of U.S. Dollars)	2026	2025
Net investment in leases:
Gross minimum payments due under sales-type leases	$32,156	$32,628
Unearned finance income	(930)	(1,015)
Present value of minimum payments due under sales-type leases	31,226	31,613
Allowance for credit losses	(25)	(458)
Net investment in leases	31,201	31,155
Financed sales receivables:
Gross minimum payments due under financed sales	125,369	127,099
Unearned finance income	(25,150)	(26,160)
Present value of minimum payments due under financed sales	100,219	100,939
Allowance for credit losses	(10,095)	(10,140)
Net financed sales receivables	90,124	90,799
Total financing receivables	$121,325	$121,954

Net financed sales receivables due within one year	$31,860	$30,660
Net financed sales receivables due after one year	58,264	60,139
Total financed sales receivables	$90,124	$90,799

As of March 31, 2026 and December 31, 2025, the weighted-average remaining lease term and weighted-average interest rate associated with the Company’s sales-type lease arrangements and financed sales receivables, as applicable, were as follows:

	March 31,	December 31,
(In thousands of U.S. Dollars)	2026	2025
Weighted-average remaining lease term (in years):
Sales-type lease arrangements	8.5	8.6
Weighted-average interest rate
Sales-type lease arrangements	6.71%	6.91%
Financed sales receivables	8.71%	8.68%

The tables below provide information on the Company’s net investment in leases by credit quality indicator as of March 31, 2026 and December 31, 2025. The amounts disclosed for each credit quality classification are determined on a theater-by-theater basis as per the origination year of the relationship, and include both billed and unbilled amounts.

(In thousands of U.S. Dollars)	By Origination Year
As of March 31, 2026	2026	2025	2024	2023	2022	Prior	Total
Net investment in leases:
Credit quality classification:
In good standing	$251	$4,803	$3,185	$2,653	$2,711	$17,623	$31,226
Credit Watch	—	—	—	—	—	—	—
Pre-approved transactions	—	—	—	—	—	—	—
Transactions suspended	—	—	—	—	—	—	—
Total net investment in leases	$251	$4,803	$3,185	$2,653	$2,711	$17,623	$31,226

(In thousands of U.S. Dollars)	By Origination Year
As of December 31, 2025	2025	2024	2023	2022	2021	Prior	Total
Net investment in leases:
Credit quality classification:
In good standing	$4,843	$3,277	$2,638	$2,721	$8,562	$9,171	$31,212
Credit Watch	—	—	—	—	—	—	—
Pre-approved transactions	—	—	—	—	—	—	—
Transactions suspended	—	—	—	—	—	401	401
Total net investment in leases	$4,843	$3,277	$2,638	$2,721	$8,562	$9,572	$31,613

The tables below provide information on the Company’s financed sales receivables by credit quality indicator as of March 31, 2026 and December 31, 2025. The amounts disclosed for each credit quality classification are determined on a theater-by-theater basis as per the origination year of the relationship, and include both billed and unbilled amounts.

(In thousands of U.S. Dollars)	By Origination Year
As of March 31, 2026	2026	2025	2024	2023	2022	Prior	Total
Financed sales receivables:
Credit quality classification:
In good standing	$2,558	$9,773	$6,076	$6,603	$4,285	$39,148	$68,443
Credit Watch	—	—	—	—	—	853	853
Pre-approved transactions	—	316	415	1,162	559	12,798	15,250
Transactions suspended	—	—	—	—	527	15,146	15,673
Total financed sales receivables	$2,558	$10,089	$6,491	$7,765	$5,371	$67,945	$100,219

(In thousands of U.S. Dollars)	By Origination Year
As of December 31, 2025	2025	2024	2023	2022	2021	Prior	Total
Financed sales receivables:
Credit quality classification:
In good standing	$11,069	$6,537	$7,638	$4,796	$7,642	$38,792	$76,474
Credit Watch	—	—	—	—	114	629	743
Pre-approved transactions	316	165	369	—	428	6,870	8,148
Transactions suspended	—	—	—	527	391	14,656	15,574
Total financed sales receivables	$11,385	$6,702	$8,007	$5,323	$8,575	$60,947	$100,939

The following tables provide an aging analysis for the Company’s net investment in leases and financed sales receivables as of March 31, 2026 and December 31, 2025:

	As of March 31, 2026
(In thousands of U.S. Dollars)	Accrued and Current	30-89 Days	90+ Days	Billed	Unbilled	Recorded Receivable	Allowance for Credit Losses	Net
Net investment in leases	$235	$543	$2,758	$3,536	$27,690	$31,226	$(25)	$31,201
Financed sales receivables	1,549	1,708	10,384	13,641	86,578	100,219	(10,095)	90,124
Total	$1,784	$2,251	$13,142	$17,177	$114,268	$131,445	$(10,120)	$121,325

	As of December 31, 2025
(In thousands of U.S. Dollars)	Accrued and Current	30-89 Days	90+ Days	Billed	Unbilled	Recorded Receivable	Allowance for Credit Losses	Net
Net investment in leases	$670	$223	$2,278	$3,171	$28,442	$31,613	$(458)	$31,155
Financed sales receivables	1,361	887	10,308	12,556	88,383	100,939	(10,140)	90,799
Total	$2,031	$1,110	$12,586	$15,727	$116,825	$132,552	$(10,598)	$121,954

The following tables provide information about the Company’s net investment in leases and financed sales receivables with billed amounts past due for which it continues to accrue finance income as of March 31, 2026 and December 31, 2025. The amounts disclosed for each credit quality classification are determined on a theater-by-theater basis and include both billed and unbilled amounts.

	As of March 31, 2026
(In thousands of U.S. Dollars)	Accrued and Current	30-89 Days	90+ Days	Billed	Unbilled	Allowance for Credit Losses	Net
Net investment in leases	$214	$527	$2,758	$3,499	$16,779	$(5)	$20,273
Financed sales receivables	620	927	7,467	9,014	24,808	(1,303)	32,519
Total	$834	$1,454	$10,225	$12,513	$41,587	$(1,308)	$52,792

	As of December 31, 2025
(In thousands of U.S. Dollars)	Accrued and Current	30-89 Days	90+ Days	Billed	Unbilled	Allowance for Credit Losses	Net
Net investment in leases	$337	$165	$2,281	$2,783	$16,129	$(10)	$18,902
Financed sales receivables	684	690	7,440	8,814	32,211	(1,252)	39,773
Total	$1,021	$855	$9,721	$11,597	$48,340	$(1,262)	$58,675

The following table provides information about the Company’s net investment in leases and financed sale receivables that were on nonaccrual status as of March 31, 2026 and December 31, 2025:

	As of March 31, 2026			As of December 31, 2025
(In thousands of U.S. Dollars)	Recorded Receivable	Allowance for Credit Losses	Net	Recorded Receivable	Allowance for Credit Losses	Net
Net investment in leases	$—	$—	$—	$401	$(401)	$—
Net financed sales receivables	24,635	(9,353)	15,282	24,467	(9,243)	15,224
Total	$24,635	$(9,353)	$15,282	$24,868	$(9,644)	$15,224

For the three months ended March 31, 2026 and 2025, the Company did not recognize Finance Income related to the net investment in leases on nonaccrual status. For the three months ended March 31, 2026, the Company recognized less than $0.1 million (2025 — less than $0.1 million) in Finance Income related to the financed sales receivables in nonaccrual status.

The following tables summarize the activity in the allowance for credit losses related to the Company’s net investment in leases and financed sale receivables for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31, 2026
(In thousands of U.S. Dollars)	Net Investment in Leases	Net Financed Sales Receivables
Beginning balance	$458	$10,140
Current period reversal, net	(434)	(75)
Foreign exchange	1	30
Ending balance	$25	$10,095

	Three Months Ended
	March 31, 2025
(In thousands of U.S. Dollars)	Net Investment in Leases	Net Financed Sales Receivables
Beginning balance	$664	$10,161
Current period provision (reversal), net	3	(199)
Foreign exchange	—	(5)
Ending balance	$667	$9,957

For the three months ended March 31, 2026, the Company’s allowance for current expected credit losses related to its net investment in leases decreased by $0.4 million (2025 — increased by less than $0.1 million), and financed sale receivables decreased by less than $0.1 million (2025 — decreased by $0.2 million).

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

The following table summarizes the activity in the Allowance for Credit Losses related to Variable Consideration Receivables for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
	2026	2025
(In thousands of U.S. Dollars)	Theater Operators	Theater Operators
Beginning balance	$20	$116
Current period reversal, net	(14)	(9)
Ending balance	$6	$107

For the three months ended March 31, 2026, the Company’s allowance for current expected credit losses related to Variable Consideration Receivables decreased by less than $0.1 million (2025 — decreased by less than $0.1 million).

4. Lease Arrangements

IMAX Corporation as a Lessor

The Company provides IMAX Systems to customers through long-term lease arrangements that for accounting purposes are classified as sales-type leases. Under these arrangements, in exchange for providing the IMAX System, the Company earns fixed upfront and ongoing consideration. Certain arrangements that are legal sales are also classified as sales-type leases as certain clauses within the arrangements limit transfer of title or provide the Company with conditional rights to the system. The customer’s rights under the Company’s sales-type lease arrangements are described in Note 2 of the Company’s audited Consolidated Financial Statements included in its 2025 Form 10-K. Under the Company’s sales-type lease arrangements, the customer has the ability and the right to operate the hardware components or direct others to operate them in a manner determined by the customer. The Company’s lease portfolio terms are typically non-cancellable for 10 to 20 years with renewal provisions from inception. The Company’s sales-type lease arrangements do not contain a guarantee of residual value at the end of the lease term. The customer is required to pay for executory costs such as insurance and taxes and is required to pay the Company for maintenance and an extended warranty generally after the first year of the lease until the end of the lease term. The customer is responsible for obtaining insurance coverage for the IMAX System commencing on the date specified in the arrangement’s shipping terms and ending on the date the IMAX System is returned to the Company.

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

The following lease payments are expected to be received by the Company for its sales-type leases and JRSAs in each of the remainder of 2026, next four years and thereafter following the March 31, 2026 balance sheet date:

(In thousands of U.S. Dollars)	Sales-Type Leases
2026 (nine months remaining)	$2,721
2027	3,577
2028	3,493
2029	3,499
2030	3,485
Thereafter	15,381
Total	$32,156

5. Inventories

As of March 31, 2026 and December 31, 2025, Inventories consisted of the following:

	March 31,	December 31,
(In thousands of U.S. Dollars)	2026	2025
Raw materials	$28,680	$26,620
Work-in-process	1,859	2,280
Finished goods	5,284	3,605
Total	$35,823	$32,505

As of March 31, 2026, Inventories included balances of $1.6 million (December 31, 2025 — $1.0 million) for which title had passed to the customers, but the criteria for revenue recognition were not met as of the balance sheet date.

During the three months ended March 31, 2026, and 2025, the Company recorded write-downs of less than $0.1 million and $0.1 million, respectively, in Costs and Expenses Applicable to Revenues ― Technology Sales.

6. Borrowings

Revolving Credit Facility Borrowings, Net

As of March 31, 2026 and December 31, 2025, Revolving Credit Facility Borrowings, Net included the following:

	March 31,	December 31,
(In thousands of U.S. Dollars)	2026	2025
Wells Fargo Credit Facility borrowings	$49,000	$37,000
Unamortized debt issuance costs	(2,298)	(2,423)
Revolving Credit Facility Borrowings, net	$46,702	$34,577

Wells Fargo Credit Agreement

The Company is a party to a Seventh Amended and Restated Credit Agreement, dated as of July 14, 2025 (the “Credit Agreement”), that provides for a credit facility (the “Credit Facility”). The Company’s obligations under the Credit Agreement are guaranteed by certain of the Company’s subsidiaries (the “Guarantors”), and are secured by first-priority security interests in substantially all of the assets of the Company and the Guarantors.

The Credit Agreement provides for a revolving borrowing capacity of $375.0 million, and contains an uncommitted accordion feature that allows the Company to further increase its borrowing capacity by the greater of $140.0 million or by the Company’s EBITDA (as defined in the Credit Agreement) (“Adjusted EBITDA per Credit Facility”) for the sum of the four most recently ended fiscal quarters, subject to certain conditions, depending on the mix of revolving loans and/or term loans under the incremental facility and subject to conditions set forth in the Credit Agreement.

The Credit Agreement requires that the Company does not exceed a maximum Senior Secured Net Leverage Ratio (as defined therein) of 3.25:1.00, which may be increased under certain circumstances and is tested on the last day of each fiscal quarter. The Company was in compliance with this requirement as of March 31, 2026 as the Senior Secured Net Leverage Ratio was 0.02:1.00.

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

As of March 31, 2026, borrowings under the Credit Facility were $49.0 million (December 31, 2025 — $37.0 million) and bore interest at Term SOFR (as defined in the Credit Agreement), plus a margin of 1.50% per annum (December 31, 2025 — 1.50%) based on the Company’s total leverage ratio. The effective interest rate for the three months ended March 31, 2026 was 5.19% (2025 — 6.18%).

As of March 31, 2026 and December 31, 2025, the Company had no letters of credit or advance payment guarantees outstanding under the Credit Facility. As of March 31, 2026, the amount available for future borrowings under the Credit Facility was $326.0 million (December 31, 2025 — $338.0 million).

Foreign Exchange Facility

Within the Credit Facility, the Company is able to purchase foreign currency forward contracts and/or other swap arrangements. As of March 31, 2026, the net unrealized gain on the Company’s outstanding foreign currency forward contracts was less than $0.1 million, representing the amount by which the fair value of these forward contracts exceeded their nominal value (December 31, 2025 — net unrealized gain of $1.0 million). As of March 31, 2026, the notional value of the Company’s outstanding foreign currency forward contracts was $38.5 million (December 31, 2025 — $48.4 million).

Bank of China Facility

As of March 31, 2026, and December 31, 2025, there were no borrowings outstanding under the Bank of China Facility (as defined and described in Note 13 to the Company’s audited Consolidated Financial Statements in its 2025 Form 10-K) and outstanding letters of guarantee were RMB 0.8 million ($0.1 million).

As of March 31, 2026, the amount available for future borrowings under the Bank of China Facility was RMB 190.0 million ($27.5 million) and the amount available for letters of guarantee was RMB 9.2 million ($1.3 million). The amount available for future borrowings under the Bank of China Facility is not subject to a standby fee. The effective interest rate for the three months ended March 31, 2026 was 0% (2025 — 0%). There were no amounts drawn under the Bank of China Facility during the three months ended March 31, 2026. The Bank of China Facility has been renewed to April 15, 2027.

HSBC China Facility

As of March 31, 2026, and December 31, 2025, no borrowings were outstanding under the HSBC China Facility (as defined and described in Note 13 to the Company’s audited Consolidated Financial Statements in its 2025 Form 10-K). As of March 31, 2026, and December 31, 2025 the amount available for future borrowings under the HSBC China Facility was RMB 200.0 million ($28.9 million). The effective interest rate for the three months ended March 31, 2026 was 0% (December 2025 — 0%).

NBC Facility

The NBC Facility (as defined and described in Note 13 to the Company’s audited Consolidated Financial Statements in its 2025 Form 10-K) has been renewed to October 8, 2026. The Company did not have any letters of credit or advance payment guarantees outstanding as of March 31, 2026 and December 31, 2025 under the NBC Facility.

Convertible Notes and Other Borrowings, Net

As of March 31, 2026 and December 31, 2025, Convertible Notes and Other Borrowings, Net included the following:

	March 31,	December 31,
(In thousands of U.S. Dollars)	2026	2025
Convertible Notes	$250,526	$250,743
Unamortized discounts and debt issuance costs	(7,218)	(7,636)
Convertible Notes, net	243,308	243,107

Federal Economic Development Loan	879	1,027
Unaccreted interest benefit	(59)	(100)
Federal Economic Development Loan, net	820	927

Convertible Notes and Other Borrowings, net	$244,128	$244,034

2026 Convertible Notes

On March 19, 2021, the Company issued $230.0 million of 0.500% Convertible Senior Notes due 2026 (the “2026 Convertible Notes”). In connection with the pricing of the 2026 Convertible Notes, the Company entered into privately negotiated capped call transactions (the “2026 Capped Call Transactions”) with certain financial institutions to reduce potential dilution in connection with the redemption of the 2026 Convertible Notes.

On November 6, 2025, the Company completed the repurchase of $229.3 million (or 99.7%) of the outstanding principal amount of the 2026 Convertible Notes in separate, privately negotiated repurchase transactions with a limited number of holders. During the three months ended March 31, 2026, certain holders of the remaining outstanding 2026 Convertible Notes elected to convert 217 notes ($0.2 million) of the outstanding principal. As a result of this election, the Company recorded a loss on debt extinguishment of $0.1 million in Interest Expense in the Condensed Consolidated Statement of Operations. As of March 31, 2026, the Company recorded a $0.3 million liability in Accrued and other liabilities in the Condensed Consolidated Balance Sheet. The liability for the converted bonds was settled on April 1, 2026, along with the remaining unconverted and outstanding 2026 Convertible Notes. Concurrently with this April 1, 2026 transaction, the Company terminated the remaining portion of the associated 2026 capped call transactions.

2030 Convertible Notes

On November 6, 2025, the Company issued $250.0 million of 0.750% Convertible Senior Notes due 2030 (the “2030 Convertible Notes”) in a private placement conducted pursuant to Rule 144A under the Securities Act of 1933, as amended. The net proceeds from the issuance of the 2030 Convertible Notes were $243.1 million, after deducting the initial purchasers’ discounts and commissions, and were used to repurchase $229.3 million of the outstanding principal amount of the 2026 Convertible Notes.

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

Federal Economic Development Loan

As of March 31, 2026, the Federal Economic Development Loan (as defined and described in Note 13 to the Company’s audited Consolidated Financial Statements in its 2025 Form 10-K) had a carrying value of $0.8 million, net of unaccreted interest benefit and is recorded within Convertible Notes and Other Borrowings, Net on the Company’s Condensed Consolidated Balance Sheets.

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

In January 2004, the Company and IMAX Theatre Services Ltd., a subsidiary of the Company, commenced an arbitration seeking damages before the International Court of Arbitration of the International Chamber of Commerce (the “ICC”) with respect to the breach by Electronic Media Limited (“EML”) of its December 2000 agreement with the Company. In June 2004, the Company commenced a related arbitration before the ICC against EML’s affiliate, E-City Entertainment (I) PVT Limited (“E-City”). On March 27, 2008, the arbitration panel issued a final award in favor of the Company in the amount of $11.3 million, as well as an additional $2,512 each day in interest from October 1, 2007 until the date the award is paid. In July 2008, E-City commenced a proceeding in Mumbai, India seeking to prevent recognition of the ICC award in India. On March 10, 2017, the Supreme Court of India dismissed E-City’s petition. On March 29, 2017, the Company filed an Execution Application in the Bombay High Court seeking to enforce the ICC award against E-City and several related parties. On December 30, 2025, the Commercial Appellate Division of the Bombay High Court rejected E-City’s objections to enforcement of the arbitration award and recognized the award as a decree of the Court. The E-City parties appealed this decision to the Supreme Court of India. The Company fully intends to continue pursuing its rights and seeking to enforce the arbitration award. No amounts have been recognized in connection with this matter.

Financial Guarantees

Certain subsidiaries of the Company have provided significant financial guarantees to third parties under the Credit Agreement.

Director and Officer Indemnifications

The Company’s by-laws contain an indemnification of its directors/officers, former directors/officers, and persons who have acted at its request to be a director/officer of an entity in which the Company is a shareholder or creditor, to indemnify them, to the extent permitted by the Canada Business Corporations Act, against expenses (including legal fees), judgments, fines and any amounts actually and reasonably incurred by them in connection with any action, suit or proceeding in which the directors and/or officers are sued as a result of their service, if they acted honestly and in good faith with a view to the best interests of the Company. In addition, the Company has entered into indemnification agreements with each of its directors in order to effectuate the foregoing. The nature of the indemnification prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to counterparties. The Company has purchased directors’ and officers’ liability insurance. No amount has been accrued on the Company’s Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025, with respect to this indemnity.

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

8. Condensed Consolidated Statements of Operations – Supplemental Information

Selling Expenses

The following table summarizes the Company’s selling expenses, including sales commissions and marketing and other, which are recognized within Costs and Expenses Applicable to Revenues in the Condensed Consolidated Statements of Operations, for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026		2025
(In thousands of U.S. Dollars)	Sales Commissions	Marketing and Other	Sales Commissions	Marketing and Other
Technology sales(1)	$191	$(69)	$180	$55
Image enhancement and maintenance services(2)	—	5,474	—	2,435
Technology rentals(3)	121	519	66	331
Total	$312	$5,924	$246	$2,821
(1)Sales commissions paid prior to the recognition of the related revenue are deferred and recognized upon the client acceptance of the IMAX System. Direct advertising and marketing costs for each IMAX System are expensed as incurred and may be reversed when the contractual obligation ceases to exist.
(2)Film exploitation costs, including advertising and marketing costs, are expensed as incurred.
(3)Sales commissions related to joint revenue sharing arrangements accounted for as operating leases are recognized in the month they are earned by the salesperson, which is typically the month in which the IMAX System is installed, and are subject to subsequent performance-based adjustments. Direct advertising and marketing costs for each IMAX System are expensed as incurred and may be reversed when the contractual obligation cease to exist.

Included in Selling, General and Administrative Expenses for the three months ended March 31, 2026 is a foreign currency net loss of $0.6 million (2025 — net loss of $0.4 million), resulting from changes in exchange rates related to foreign currency denominated monetary assets and liabilities. (Refer to “Financial Instruments — Foreign Exchange Risk Management” in Note 15 for additional information.)

Collaborative Arrangements

Joint Revenue Sharing Arrangements

The accounting policy for the Company’s JRSAs is disclosed in Note 2 of the Company’s audited Consolidated Financial Statements in its 2025 Form 10-K.

Revenue attributable to transactions arising between the Company and its customers under JRSAs is recorded within Revenues — Technology Sales (for hybrid JRSAs) and Revenues — Technology Rentals (for traditional JRSAs). For the three months ended March 31, 2026, such revenues totaled $16.4 million (2025 — $19.2 million).

IMAX Film Remastering and Distribution

The Company earns revenue through the digital remastering of films and other content into IMAX formats for distribution to the IMAX network (“IMAX Film Remastering”). The accounting policy for IMAX Film Remastering and distribution arrangements is disclosed in Note 2 of the Company’s audited Consolidated Financial Statements in its 2025 Form 10-K.

Revenue attributable to transactions arising between the Company and its customers under IMAX Film Remastering and distribution arrangements is included in Revenues – Image Enhancement and Maintenance Services. For the three months ended March 31, 2026, such revenues totaled $29.2 million (2025 — $31.8 million). (Refer to “Revenue from Contracts with Customers — Disaggregated Information About Revenue” in Note 12 for a disaggregated presentation of the Company’s revenues.)

Co-Produced Film Arrangements

The accounting policies relating to co-produced film arrangements are disclosed in Notes 2 and 3 of the Company’s audited Consolidated Financial Statements in its 2025 Form 10-K.

As of March 31, 2026, the Company is party to one co-produced film arrangement, which represented the VIE total assets balance of $1.8 million and liabilities balance of $0.4 million, and four other co-produced film arrangements, the terms of which are similar.

For the three months ended March 31, 2026, an expense of $0.1 million (2025 — $0.1 million) attributable to transactions between the Company and other parties involved in the production of the films has been included in Costs and Expenses Applicable to Revenues ― Image Enhancement and Maintenance Services.

9. Condensed Consolidated Statements of Cash Flows – Supplemental Information

Changes in other operating assets and liabilities

	Three Months Ended
	March 31,
(In thousands of U.S. Dollars)	2026	2025
Decrease (increase) in:
Financing receivables	$1,032	$208
Prepaid expenses	(1,783)	(917)
Variable consideration receivables	793	(413)
Other assets, excluding lease incentives provided to exhibitor customers	(59)	1,869
(Decrease) increase in:
Accounts payable	(2,194)	5,148
Accrued and other liabilities	(8,635)	(7,081)
Total	$(10,846)	$(1,186)

Depreciation and amortization

	Three Months Ended
	March 31,
(In thousands of U.S. Dollars)	2026	2025
Film assets	$3,842	$4,339
Property, plant and equipment:
Equipment supporting JRSAs	5,969	5,662
Other property, plant and equipment	2,316	2,216
Other intangible assets	2,353	2,066
Other assets	756	630
Total	$15,236	$14,913

Write-downs

	Three Months Ended
	March 31,
(In thousands of U.S. Dollars)	2026	2025
Inventories	50	$103
Property, plant and equipment:
Equipment supporting JRSAs	7	88
Other property, plant and equipment	—	2
Total	$57	$193

Significant non-cash investing activities

	Three Months Ended
	March 31,
(In thousands of U.S. Dollars)	2026	2025
Net increase in accruals related to:
Investment in equipment supporting JRSAs	$551	$1,134
Acquisition of other intangible assets	(71)	(6)
Purchases of property, plant and equipment	28	—
Net amount	$508	$1,128

10. Income Taxes

For the three months ended March 31, 2026, the Company recorded an income tax expense of $2.4 million (2025 — $7.3 million). The Company’s effective tax rate of 28.5% for the three months ended March 31, 2026 reflects the geographic allocation of income earned in taxing jurisdictions and reflects an increase in the valuation allowance and withholding taxes, offset by a tax benefit related to share-based compensation. The Company’s effective tax rate of 47.2% for the three months ended March 31, 2025 reflects the geographic allocation of income earned in taxing jurisdictions and also reflects an increase in the valuation allowance, withholding taxes and a tax benefit related to share-based compensation.

As of March 31, 2026, the Company’s Condensed Consolidated Balance Sheets included net deferred income tax assets of $12.7 million (December 31, 2025 — $12.6 million). Realization of net deferred tax assets is dependent upon generation of sufficient taxable income in future years to obtain benefit from the reversal of temporary differences, net operating loss carryforwards and tax credit carryforwards. The amount of net deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

As of March 31, 2026, the Company’s Condensed Consolidated Balance Sheets also included deferred tax liabilities of $12.5 million (December 31, 2025 — $12.5 million) primarily related to foreign withholding taxes associated with the remaining balance of non-repatriated historical earnings that will not be indefinitely reinvested outside of Canada.

11. Capital Stock and Reserves

Share-Based Compensation

For the three months ended March 31, 2026, share-based compensation expense totaled $5.7 million (2025 — $5.2 million) and is reflected in the following accounts in the Condensed Consolidated Statements of Operations:

	Three Months Ended
	March 31,
(In thousands of U.S. Dollars)	2026	2025
Costs and expenses applicable to revenues	$299	$291
Selling, general and administrative expenses	5,252	4,720
Research and development	174	194
Total	$5,725	$5,205

The following table summarizes the Company’s share-based compensation expense by each award type:

	Three Months Ended
	March 31,
(In thousands of U.S. Dollars)	2026	2025
Restricted Share Units	$2,889	$2,867
Performance Stock Units	2,335	1,932
IMAX China Long Term Incentive Plan Restricted Share Units	334	313
IMAX China Long Term Incentive Plan Performance Stock Units	167	93
	$5,725	$5,205

For the three months ended March 31, 2026, the Company’s share-based compensation expense included restricted share units to non-employees of $nil that were granted and have not yet vested (2025 — less than $0.1 million, which vested immediately upon granting).

Stock Option Summary

The following table summarizes the activity under the Company’s Stock Option Plan (“SOP”) for the three months ended March 31, 2026 and 2025:

	Number of Shares		Weighted Average Exercise Price Per Share
	2026	2025	2026	2025
Stock options outstanding, beginning of period	1,818,698	2,469,238	$25.82	$26.27
Exercised	(121,223)	(44,031)	31.40	21.54
Expired	—	(470,582)	—	29.53
Stock options outstanding, end of period	1,697,475	1,954,625	25.42	25.59
Stock options exercisable, end of period	1,697,475	1,954,625	25.42	25.59

Stock options are no longer granted under the SOP.

IMAX LTIP Restricted Share Units (“RSU”) Summary

The following table summarizes the activity in respect of RSUs issued under the IMAX Corporation Second Amended and Restated Long-Term Incentive Plan (as may be amended, “IMAX LTIP”) for the three months ended March 31, 2026 and 2025:

	Number of Shares		Weighted Average Grant Date Fair Value Per Share
	2026	2025	2026	2025
RSUs outstanding, beginning of period	1,244,670	1,465,977	$20.10	$17.16
Granted	348,671	497,692	36.68	25.02
Vested and settled	(650,852)	(667,768)	18.96	17.58
Forfeited	(4,030)	(6,274)	25.12	17.94
RSUs outstanding, end of period	938,459	1,289,627	27.02	19.98

IMAX LTIP Performance Stock Units (“PSU”) Summary

The Company grants two types of PSU award, one which vests based on a combination of employee service and the achievement of certain Adjusted EBITDA targets and one which vests based on a combination of employee service and the achievement of total shareholder return (“TSR”) targets. The achievement of these targets is assessed over a three-year performance period, with vesting ranging from 0% to 200% of the initial Adjusted EBITDA PSU award or 200% of the initial TSR PSU award, depending upon actual performance.

For the 2026 grants, the grant date fair value for Adjusted EBITDA PSUs is determined using the volume-weighted average price of the Company’s common shares on the New York Stock Exchange for the sixty calendar days prior to the date of grant. The grant date fair value for TSR PSUs is determined using a Monte Carlo Model, influenced by share price and various assumptions, such as market conditions and expected share price volatility over the term of the awards.

The compensation expense attributable for each type of PSU is recognized on a straight-line basis over the requisite service period. If, as a result of management’s assessment, it is projected that a greater or lesser number of PSUs will vest than previously anticipated, a life-to-date adjustment to increase or decrease compensation expense is recorded in the period that such determination is made. The expense recognized in the three months ended March 31, 2026 and 2025 includes adjustments reflecting management’s estimate of the number of Adjusted EBITDA PSUs expected to vest.

The following table summarizes the activity in respect of PSUs issued under the IMAX LTIP for the three months ended March 31, 2026 and 2025:

	Number of Awards		Weighted Average Grant Date Fair Value Per Share
	2026	2025	2026	2025
PSUs outstanding, beginning of period	1,140,515	1,097,634	$20.12	$17.99
Granted(1)(2)	491,275	551,084	29.38	24.17
Vested and settled(1)(2)	(605,004)	(463,212)	17.61	19.88
Forfeited	(1,861)	(3,043)	20.15	18.48
PSUs outstanding, end of period	1,024,925	1,182,463	26.04	20.13

(1) For the three months ended March 31, 2026, the balance of shares granted includes 199,473 (2025 - 159,376) additional shares, at a weighted average grant date fair value per share of $16.98 (2025 - $19.18), as PSUs granted in 2023 with Adjusted EBITDA targets vested at 175% (2025 - 175%) on account of full achievement of the targets.
(2) For the three months ended March 31, 2026, the balance of shares granted includes 46,510 (2025 - 17,375) additional shares, at a weighted average grant date fair value per share of $19.73 (2025 - $22.72), as PSUs granted in 2023 with TSR targets vested at 150% on account of full achievement of the targets (2025 - 123.5% based on actual performance versus the targets).

As of March 31, 2026, the maximum number of common shares that may be issued with respect to PSUs outstanding was 1,797,285, assuming full achievement of the Adjusted EBITDA and TSR targets.

Issuer Purchases of Equity Securities

On June 12, 2017, the Company announced that its Board of Directors approved a $200.0 million share repurchase program for its common shares that would have expired on June 30, 2020, which was subsequently extended through June 30, 2026 and increased to a total share repurchase authority of $500.0 million under the current share repurchase program. As of March 31, 2026, the Company had $250.7 million available under the program. The repurchases may be made either in the open market or through private transactions, including repurchases made pursuant to a plan intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, subject to market conditions, applicable legal requirements, and other relevant factors. The Company has no obligation to repurchase shares and the share repurchase program may be suspended or discontinued by the Company at any time.

During the three months ended March 31, 2026, and 2025, the Company did not repurchase any common shares. During the three months ended March 31, 2026 and 2025, there were no shares purchased in the administration of employee share based plans.

As of March 31, 2026 and December 31, 2025, the IMAX LTIP trustee did not hold any shares. Any shares held with the trustee are recorded at cost and are reported as a reduction against Capital Stock on the Company’s Condensed Consolidated Balance Sheets.

In 2024, IMAX China’s shareholders granted its Board of Directors a general mandate authorizing IMAX China’s Board of Directors, subject to applicable laws, to repurchase shares of IMAX China not to exceed 10% of the total number of issued shares as of June 7, 2024 (34,000,845 shares). This program expired on the date of the 2025 Annual General Meeting of IMAX China on June 12, 2025. During IMAX China’s 2025 Annual General Meeting, shareholders granted its Board of Directors a general mandate, subject to applicable laws, to repurchase shares of IMAX China not to exceed 10% of the total number of issued shares as of June 12, 2025 (33,919,122 shares). This program will be valid until the 2026 Annual General Meeting of IMAX China. The repurchases may be made in the open market or through other means permitted by applicable laws. IMAX China has no obligation to repurchase its shares and the share repurchase program may be suspended or discontinued by IMAX China at any time.

During the three months ended March 31, 2026 and 2025, IMAX China did not repurchase any of its common shares.

Basic and Diluted Weighted Average Shares Outstanding

The following table reconciles the denominator of the basic and diluted weighted average share computations:

	Three Months Ended
	March 31,
(In thousands)	2026	2025
Issued and outstanding, beginning of period	53,922	52,946
Weighted average number of shares issued, net	203	199
Weighted average number of shares outstanding - basic	54,125	53,145
Weighted average effect of potential common shares, if dilutive	2,267	1,824
Weighted average number of shares outstanding - diluted	56,392	54,969

For the three months ended March 31, 2026, the calculation of diluted weighted average shares outstanding excludes 72,493 shares (2025 — 971,374 shares) that are issuable upon the vesting or exercise of share-based compensation including: (i) nil RSUs (2025 — nil RSUs), (ii) 72,493 PSUs (2025 — 128,333 PSUs) and (iii) nil stock options (2025 — 843,041 stock options), as the effect would be anti-dilutive.

The calculation of diluted weighted average shares outstanding for the three months ended March 31, 2026 and 2025 also excludes any shares potentially issuable upon the conversion of the Convertible Notes as the average market price of the Company’s common shares during the period of time they were outstanding was less than the conversion price of the Convertible Notes.

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

12. Revenue from Contracts with Customers

Disaggregated Information About Revenue

The following tables summarize the Company’s Revenues by reportable segment and revenue stream type for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026
(In thousands of U.S. Dollars)	Technology Sales	Image Enhancement and Maintenance Services	Technology Rentals	Finance Income	Total
Content Solutions Segment:
Film Remastering and Distribution	$—	$29,227	$—	$—	$29,227
Other Content Solutions	—	2,094	49	—	2,143
	—	31,321	49	—	31,370
Technology Products and Services Segment:
System Sales	12,417	—	—	—	12,417
System Rentals	—	—	16,575	—	16,575
Maintenance	—	16,589	—	—	16,589
Finance Income	—	—	—	2,757	2,757
	12,417	16,589	16,575	2,757	48,338
Sub-total for reportable segments	12,417	47,910	16,624	2,757	79,708
All Other	997	674	—	—	1,671
Total	$13,414	$48,584	$16,624	$2,757	$81,379

	Three Months Ended March 31, 2025
(In thousands of U.S. Dollars)	Technology Sales	Image Enhancement and Maintenance Services	Technology Rentals	Finance Income	Total
Content Solutions Segment
Film Remastering and Distribution	$—	$32,157	$—	$—	$32,157
Other Content Solutions	—	1,917	175	—	2,092
	—	34,074	175	—	34,249
Technology Products and Services Segment
System Sales	12,720	—	—	—	12,720
System Rentals	—	—	19,136	—	19,136
Maintenance	—	15,658	—	—	15,658
Finance Income	—	—	—	3,079	3,079
	12,720	15,658	19,136	3,079	50,593
Sub-total for reportable segments	12,720	49,732	19,311	3,079	84,842
All Other	804	1,021	—	—	1,825
Total	$13,524	$50,753	$19,311	$3,079	$86,667

For the three months ended March 31, 2026, revenues earned from Technology Sales included variable consideration of $4.3 million (2025 — $3.2 million).

Deferred Revenue

IMAX System sale and lease arrangements include a requirement for the Company to provide maintenance services over the life of the arrangement, some of which maintenance services are subject to a consumer price index adjustment each year. In circumstances where customers prepay the entire term’s maintenance fee based on the original arrangement, additional payments are due to the Company for the years after its extended warranty and maintenance obligations expire. Payments, upon renewal each year, are either prepaid or made in arrears and can vary in frequency from monthly to annually. As of March 31, 2026, $21.4 million of consideration has been deferred in relation to outstanding maintenance services to be provided on existing maintenance contracts (December 31, 2025 — $28.3 million).

During the three months ended March 31, 2026, $8.8 million of revenue was recognized from the $50.4 million balance of deferred revenue as of December 31, 2025. During the three months ended March 31, 2025, $9.0 million of revenue was recognized from the $52.7 million balance of deferred revenue as of December 31, 2024.

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

The accounting policies of the reportable segments are the same as those described in Note 2 - Summary of Significant Accounting Policies of the 2025 Form 10-K. Intercompany profit or loss is not included in the evaluation of performance and allocation of resources.

The following table presents the Company’s revenue and gross margin by reportable segment for the three months ended March 31, 2026 and 2025:

	Revenue(1)		Gross Margin
(In thousands of U.S. Dollars)	2026	2025	2026	2025
Content Solutions	$31,370	$34,249	$18,320	$23,554
Technology Products and Services	48,338	50,593	26,882	29,086
Sub-total for reportable segments	79,708	84,842	45,202	52,640
All Other	1,671	1,825	609	536
Total	$81,379	$86,667	$45,811	$53,176
(1)The Company’s largest customer for the three months ended March 31, 2026 represented 11% of total Revenues. The Company’s largest customer for the three months ended March 31, 2025 represented 15% of total Revenues. No single customer comprised more than 10% of the Company’s total Accounts Receivable as of March 31, 2026 or December 31, 2025.

The following table presents the Costs and Expenses Applicable to Revenues for the Content Solutions segment that is made available to the CODM as part of the Company’s annual and quarterly financial reporting requirements in accordance with U.S. GAAP:

Content Solutions Segment:	Three Months Ended March 31,
(In thousands of U.S. Dollars)	2026	2025
Revenue	$31,370	$34,249
Film asset amortization	3,842	4,339
Marketing and other selling expenses	5,474	2,435
Co-produced film participation expenses	79	97
Other segment expenses(1)	3,655	3,824
Total Costs and Expenses Applicable to Revenues	13,050	10,695
Gross Margin	$18,320	$23,554
(1)Included within the Other segment expenses are costs related to film distribution, post-production costs, production costs, and network connectivity fees.

The following table presents the Costs and Expenses Applicable to Revenues for the Technology Products and Services reportable segment that is made available to the CODM as part of the Company’s annual and quarterly financial reporting requirements in accordance with U.S. GAAP:

Technology Products and Services Segment:	Three Months Ended March 31,
(In thousands of U.S. Dollars)	2026	2025
Revenue	$48,338	$50,593
Depreciation of equipment supporting JRSAs	5,969	5,662
Marketing and other selling expenses	312	246
Write-down of equipment supporting JRSAs	7	88
Write-down of inventory	50	103
Other segment expenses(1)	15,118	15,408
Total Costs and Expenses Applicable to Revenues	21,456	21,507
Gross Margin	$26,882	$29,086
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

The following table summarizes the Company’s revenues by geographic area for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(In thousands of U.S. Dollars)	2026	2025
United States	$29,442	$22,571
Greater China	20,568	40,125
Asia (excluding Greater China)	12,198	9,291
Western Europe	11,203	7,553
Latin America	2,544	1,957
Canada	2,195	1,402
Rest of the World	3,229	3,768
Total	$81,379	$86,667

The United States, Greater China (which includes the mainland of the People’s Republic of China, Hong Kong, Macau, and Taiwan), Asia (excluding Greater China), and Western Europe each comprise greater than 10% of the Company’s total revenues for the three months ended March 31, 2026. The United States, Greater China, and Asia each comprise greater than 10% of the Company’s total revenues for the three months ended March 31, 2025.

14. Employee’s Pension and Postretirement Benefits

Defined Benefit Plan

The Company has an unfunded defined benefit pension plan, the Supplemental Executive Retirement Plan (the “SERP”), covering its CEO, Richard L. Gelfond. Under the terms of his employment agreement, as amended, the total benefit payable to Mr. Gelfond under the SERP is fixed at $20.3 million.

As of March 31, 2026, the Company’s projected benefit obligation under the SERP was $17.7 million (December 31, 2025 — $17.5 million). For the three months ended March 31, 2026, the Company recorded interest costs of $0.2 million (2025 — $0.2 million) related to the SERP. The Company expects to recognize additional interest costs of $0.5 million related to the SERP during the remainder of 2026. No contributions are expected to be made to the SERP in 2026.

Postretirement Benefits – Executives

The Company has an unfunded postretirement plan for Mr. Gelfond and Bradley J. Wechsler, former Chairman of the Company’s Board of Directors (the “Executive Postretirement Benefit Plan”).

As of March 31, 2026, the Company’s postretirement benefits obligation under this plan is $0.5 million (December 31, 2025 — $0.5 million). For the three months ended March 31, 2026, the Company has recorded an expense of less than $0.1 million (2025 — less than $0.1 million) related to this plan.

Postretirement Benefits – Canadian Employees

The Company has an unfunded postretirement plan for its Canadian employees meeting specific eligibility requirements. The Company will provide eligible participants, upon retirement, with health and welfare benefits. As of March 31, 2026, the Company’s postretirement benefits obligation under this plan is $0.9 million (December 31, 2025 — $1.0 million). For the three months ended March 31, 2026, the Company has recorded expense of less than $0.1 million (2025 — less than $0.1 million) related to this plan.

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

As of March 31, 2026, the benefit obligation related to the Retirement Plan was $4.5 million (December 31, 2025 — $4.4 million) and is recorded on the Company’s Condensed Consolidated Balance Sheets within Accrued and Other Liabilities. As the Retirement Plan is fully vested, the benefit obligation is measured at the present value of the benefits expected to be paid in the future with the accretion of interest recognized in the Condensed Consolidated Statements of Operations within Retirement Benefits Non-Service Expense.

The Retirement Plan is funded by an investment in company-owned life insurance (“COLI”), which is recorded at its fair value on the Company’s Condensed Consolidated Balance Sheets within Prepaid Expenses. As of March 31, 2026, fair value of the COLI asset was $3.8 million (December 31, 2025 — $3.8 million). Gains and losses resulting from changes in the cash surrender value of the COLI asset are recognized in the Condensed Consolidated Statements of Operations within Realized and Unrealized Investment Gains.

15. Financial Instruments

Financial Instruments

The Company’s cash is invested with various major financial institutions. The Company’s $146.0 million balance of cash and cash equivalents as of March 31, 2026 (December 31, 2025 — $151.2 million) included $139.5 million in cash held outside of Canada (December 31, 2025 — $137.4 million), of which $101.0 million was held in the PRC (December 31, 2025 — $97.2 million).

Fair Value Measurements

The carrying values of the Company’s Cash and Cash Equivalents, Accounts Receivable, Variable Consideration, Accounts Payable and Accrued Liabilities due within one year approximate their fair values due to the short-term maturity of these instruments. Including these instruments, the Company’s financial instruments consisted of the following:

	As of March 31, 2026		As of December 31, 2025
(In thousands of U.S. Dollars)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Level 2
Net financed sales receivables(1)	$90,124	$85,862	$90,799	$87,677
Net investment in sales-type leases(1)	31,201	27,565	31,155	28,200
2026 Convertible notes(2)	(526)	(526)	(743)	(892)
2030 Convertible notes(2)	(250,000)	(276,368)	(250,000)	(278,708)
(1)Fair value is estimated based on discounting future cash flows at currently available interest rates with comparable terms.
(2)Fair value is determined using quoted market prices that are observable in the market or that could be derived from observable market data.

Foreign Exchange Risk Management

The Company is exposed to market risk from changes in foreign currency rates.

A majority of the Company’s revenues are denominated in U.S. Dollars while a significant portion of its costs and expenses are denominated in Canadian Dollars. A portion of the Company’s net U.S. Dollar cash is converted to Canadian Dollars to fund Canadian Dollar expenses through the spot market. In China and Japan, the Company has ongoing operating expenses related to its operations in RMB, HKD and Japanese Yen, respectively. Net cash flows are converted to and from U.S. Dollars through the spot market. The Company also has cash receipts under leases denominated in RMB, Japanese Yen, Canadian Dollars and Euros which are converted to U.S. Dollars through the spot market. In addition, because IMAX films generate box office receipts in 91 different countries, unfavorable exchange rates between applicable local currencies and the U.S. Dollar could have an impact on box-office receipts and the Company’s revenues and results of operations. The Company’s policy is to not use any financial instruments for trading or other speculative purposes.

The Company has entered into a series of foreign currency forward contracts to manage the risks associated with the volatility of foreign currencies. Certain of these foreign currency forward contracts met the criteria required for hedge accounting under the Derivatives and Hedging Topic of the FASB ASC at inception, and continued to meet hedge effectiveness tests as of March 31, 2026 (the “Foreign Currency Hedges”), with settlement dates throughout 2026 and 2027. Foreign currency derivatives are recognized and measured on the Condensed Consolidated Balance Sheets at fair value. Changes in the fair value (i.e., gains or losses) are recognized in the Condensed Consolidated Statements of Operations except for derivatives designated and qualifying as foreign currency cash flow hedging instruments. The Company currently has cash flow hedging instruments associated with Selling, General and Administrative Expenses. For foreign currency cash flow hedging instruments related to Selling, General and Administrative Expenses, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in Accumulated Other Comprehensive Loss (“AOCI”) and reclassified to the Condensed Consolidated Statements of Operations when the forecasted transaction occurs. Any ineffective portion is recognized immediately in the Condensed Consolidated Statements of Operations.

The following tabular disclosures reflect the impact that derivative instruments and hedging activities have on the Company’s Condensed Consolidated Financial Statements:

Notional value of derivatives in foreign exchange contracts:

	March 31,	December 31,
(In thousands of U.S. Dollars)	2026	2025
Derivatives designated as hedging instruments:
Foreign exchange contracts — Forwards	$38,517	$48,357

Fair value of derivatives in foreign exchange contracts:

		March 31,	December 31,
(In thousands of U.S. Dollars)	Balance Sheet Location	2026	2025
Derivatives designated as hedging instruments:
Foreign exchange contracts — Forwards	Other assets	$251	$992
	Accrued and other liabilities	(232)	(2)
		$19	$990

Derivatives in foreign currency hedging relationships are as follows:

		Three Months Ended
		March 31,
(In thousands of U.S. Dollars)		2026	2025
Foreign exchange contracts — Forwards	Derivative Loss Recognized in OCI (Effective Portion)	$(631)	$(715)

		Three Months Ended
		March 31,
(In thousands of U.S. Dollars)	Location of Derivative Gain (Loss) Reclassified from AOCI (Effective Portion)	2026	2025
Foreign exchange contracts — Forwards	Selling, general and administrative expenses	$342	$(1,335)

The Company’s estimated net amount of the existing gain as of March 31, 2026 is less than $0.1 million, which is expected to be reclassified to the Condensed Consolidated Statements of Operations within the next twelve months.

16. Non-Controlling Interests

IMAX China Non-Controlling Interest

As of March 31, 2026, the Company indirectly owned 71.57% of the outstanding equity interests in IMAX China, whose shares trade on the Hong Kong Stock Exchange (December 31, 2025 — 71.57%). IMAX China remains a consolidated subsidiary of the Company. As of March 31, 2026, the balance of the Company’s non-controlling interest in IMAX China was $92.2 million (December 31, 2025 — $89.2 million). For the three months ended March 31, 2026, the net income attributable to the non-controlling interest in IMAX China was $1.8 million (2025 — $5.8 million).

17. Restructuring and Other Charges

In the three months ended March 31, 2026, the Company incurred $nil (2025 — $0.1 million) in Restructuring and other charges in the Condensed Consolidated Statements of Operations. In 2025, the charges were related to the assessment of the corporate structure and the resulting internal asset sale.

As of March 31, 2026, the Company’s liability was $0.6 million (December 31, 2025 — $1.4 million) on the Consolidated Balance Sheets within Accrued and other liabilities related to Restructuring and other charges.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Presented below is Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) for IMAX Corporation (together with its consolidated subsidiaries, unless the context requires otherwise, “IMAX” or the “Company”) for the three months ended March 31, 2026 and 2025. This MD&A should be read in conjunction with the accompanying Condensed Consolidated Financial Statements in Item 1 as well as the Company’s audited consolidated financial statements and related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended December 31, 2025 included in the Company’s 2025 Annual Report on Form 10-K (the “2025 Form 10-K”).

As of March 31, 2026, the Company indirectly owned 71.57% of the outstanding equity interest in IMAX China Holding, Inc. (“IMAX China”), whose shares trade on the Hong Kong Stock Exchange. IMAX China is a consolidated subsidiary of the Company. For the three months ended March 31, 2026, net income attributable to IMAX China was $6.4 million, of which $4.6 million was attributable to the shareholders of the Company (2025 — $20.4 million and $14.6 million, respectively).

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

Certain statements included in this quarterly report may constitute “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 or “forward-looking information” within the meaning of Canadian securities laws. Words such as “anticipate,” “assume,” “believe,” “continue,” “could,” “drive,” “estimate,” “expect,” “forecast,” “future,” “improve,” “likely,” “may,” “plan,” “potential,” “project,” “projection,” “prospect,” “remain,” “runway,” “scheduled,” “seek,” “strategy,” “subject to,” “target,” “upcoming,” “will,” or the negative thereof, and similar expressions identify forward-looking statement and information. These forward-looking statements and information include, but are not limited to, statements regarding the Company’s business and technology strategies and measures to implement such strategies, including with respect to its brand extensions and re-positionings and new business initiatives; the Company’s competitive strengths, goals, market opportunity and penetration, including opportunities in and expected growth from international markets, momentum and runway for expansion and growth of business, networks, operations and technology; future cash flow and revenue realization; capital allocation, including the amount and nature of future capital expenditures and the sufficiency of capital and liquidity to fund the Company’s anticipated operating needs; the Company’s capital structure, including the incurrence and repayment of debt and the impact of its restrictive debt covenants on operating and financial flexibility; anticipated contributions to pension and postretirement benefit plans; the Company’s technological capabilities and the differentiation thereof, including with respect to artificial intelligence (“AI”); the Company’s ability to enhance its brand equity and brand awareness and the benefits thereof; industry prospects and developments and shifts in consumer behavior; the Company’s upcoming film slate and content pipeline, including the timing and performance thereof; and plans and references to the future success of the Company and expectations regarding its future operating, financial and technological results.

These forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform with the expectations and predictions of the Company is subject to a number of risks and uncertainties, including, but not limited to: risks associated with the Company’s investments, operations and future expansion in foreign jurisdictions, including the impact of economic, political and regulatory policies and laws of the United States, Canada, and China, tariffs and other trade regulations, and economic and trade tensions, trade wars, and geopolitical conflicts; risks related to the Company’s growth and operations in China, including industry conditions affecting both the Company and its partners; the ability of the Company’s exhibitor customers to fulfill their contractual payment obligations; risks related to the Company’s ability to attract and retain its employee population or the loss of the Company’s key personnel; the performance of IMAX remastered films and other films released to the IMAX network; conditions, changes and developments in the commercial exhibition industry; the Company’s ability to enter into new IMAX theater system agreements and sales and lease agreements and the effects thereof ; fluctuations in operating results and cash flow ; currency fluctuations and foreign exchange controls; the potential impact of increased competition in the markets within which the Company operates, including competitive actions by other companies; the ability of the Company to respond to change and advancements in technology, including with respect to AI products and AI-generated content; the potential impacts of consolidation among commercial exhibitors and studios; success of brand extensions and new business initiatives; conditions and competition in the in-home (including streaming) and out-of-home entertainment industries; the Company’s ability to identify and pursue new business opportunities (or lack thereof); cybersecurity and data privacy incidents; the Company’s ability to protect its intellectual property and to avoid infringing, misappropriating, or violating the intellectual property rights of others; effects of environmental laws and regulations, including with respect to climate change; weather conditions and natural disasters that may disrupt or harm the Company’s business; effects of the Company’s indebtedness on its cash flow and business activities and the Company’s ability to comply with its debt agreements; general economic, market or business conditions; sustained inflationary pressure; political, economic and social instability and the resulting disruptions to the Company’s operations or supply chain; the Company’s ability to convert system backlog into revenue and cash flows; accuracy of assumptions underlying goodwill impairment assessment and fair value measurements; changes in laws, regulations or accounting principles; any statements of belief and any statements of assumptions underlying any of the foregoing; other factors and risks outlined in the Company’s periodic filings with the United States Securities and Exchange Commission (the “SEC”) or in Canada, the System for Electronic Data Analysis and Retrieval (“SEDAR+”); and other factors, many of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this quarterly report are qualified by these cautionary statements, and actual results or anticipated developments by the Company may not be realized, and even if substantially realized, may not have the expected consequences to, or effects on, the Company. The forward-looking statements herein are made only as of the date hereof and the Company undertakes no obligation to update publicly or otherwise revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

IMAX has the largest global premium format network, more than double the size of its nearest competitor. As of March 31, 2026, there were 1,865 IMAX Systems operating in locations in 91 countries and territories, including 1,798 commercial multiplexes, 10 commercial destinations, and 57 institutional locations in the Company’s global network. This compares to 1,810 IMAX Systems operating in locations in 89 countries and territories as of March 31, 2025, including 1,738 commercial multiplexes, 11 commercial destinations, and 61 institutional locations in the Company’s global network. Refer to the table under “IMAX Network and Backlog” for additional information on the composition of the IMAX network.

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

•ongoing maintenance and extended warranty services to ensure a consistent image and sound quality presentation across the IMAX global network; and

•a license to the globally recognized IMAX brand, as well as benefits from IMAX marketing of films being shown in its network and IMAX’s growing social media followership.

The Company believes that the benefits related to the enhanced and differentiated image quality and film aspect ratio enable audiences in IMAX locations to feel as if they are a part of the on-screen action, creating a more intense, immersive, and awe-inspiring experience than a conventional cinematic format. For additional discussion, see section titled “IMAX Film Remastering and Distribution” below.

As a result of the engineering and scientific achievements that are a hallmark of The IMAX Experience®, the Company’s exhibitor customers typically charge a premium for films released in IMAX’s format versus films exhibited in their other auditoriums. The premium pricing, combined with the higher attendance levels associated with IMAX films, generates incremental box office receipts (“global box office”) for the Company’s exhibitor customers and for the movie studios releasing their films to the IMAX network. IMAX has become a key premium distribution and marketing platform for Hollywood and local language films driven by IMAX’s leading global network footprint and scale, the incremental global box office generated by IMAX films and the growing demand by moviegoers for the differentiated quality of The IMAX Experience.

The Company achieved global box office of $260 million in the first quarter of 2026. The Company’s first quarter global box office was derived from 34 pieces of content distributed across its global network. The first quarter was highlighted by the performance of the carry-over of Avatar: Fire and Ash that drove record January global box office and the March release of the Filmed For IMAX® title Project Hail Mary, in which IMAX captured 20% of the opening weekend global box office, despite IMAX representing less than 1% of screens worldwide. The Company continues to expand its local language strategy with 17 releases across 9 countries, including a first in Taiwan, with total first quarter local language box office of $62 million (or 24% of global box office), led by Chinese film, Pegasus 3. Despite increasing competition for consumer attention across both out‑of‑home and in‑home entertainment, demand for The IMAX Experience continues to strengthen among theatergoers. During the first quarter of 2026, the Company’s trailing twelve month domestic box office market share was 5.4% and global market share was 3.8%. See “Results of Operations” below for a discussion of the Company’s first quarter 2026 results as compared to the prior year period.

Recent Developments

As announced on March 30, 2026, Richard Gelfond, the Company’s Chief Executive Officer, is on a temporary medical leave of absence. On April 16, 2026, the Company appointed Robert D. Lister, its Chief Legal Officer and Senior Executive Vice President, to serve as the Company’s interim principal executive officer (“PEO”) in addition to his current duties until May 1, 2026, following which Mr. Gelfond will resume the role of PEO. Mr. Gelfond has been gradually re-engaging in the Company’s business and is involved in all strategic decisions. Until his leave is over, the Company’s management team will continue with its day-to-day responsibilities in coordination with Mr. Gelfond. (Refer to “Risk Factors—The loss of one or more of the Company’s key personnel, or its failure to attract and retain its employee population, could adversely affect its business.” in Part I, Item 1A. in the 2025 Form 10-K.)

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

Content Solutions

The Content Solutions segment earns revenue from IMAX Film Remastering, including the distribution of this content across the IMAX global network. To a lesser extent, the Content Solutions segment also earns revenue from the distribution of large-format documentary films and IMAX events and experiences, including music, gaming, and sports to commercial IMAX theaters, as well as the provision of film post-production services.

Content Solutions segment results are influenced by the level of commercial success and global box office performance of the films and other content released to the IMAX network, as well as other factors, including the timing of the releases, the timing of documentary downstream sales, the length of play across the IMAX network, the global box office share take rates under the Company’s Film Remastering and distribution arrangements, the level of marketing spend associated with the releases in the year, and fluctuations in the value of foreign currencies versus the U.S. Dollar.

Film Remastering and Distribution

IMAX Film Remastering is a proprietary technology that digitally remasters films and other content into IMAX formats for distribution across the IMAX network. In a typical IMAX Film Remastering and distribution arrangement, the Company receives a percentage of the global box office from a studio in exchange for converting a commercial film into the IMAX format and distributing it through the IMAX network. The fee earned by the Company in a typical IMAX Film Remastering and distribution arrangement averages approximately 12.5% of box office on a gross basis before sales taxes except within Greater China, where the Company often receives a lower percentage of net box office due to an incremental importation fee paid by the studios. All of the Company’s box office results in this Form 10-Q are inclusive of China booking fees to be consistent with market reporting of global box office.

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

Filmed For IMAX is IMAX’s filmmaker partnership program. Filmmakers who participate in the program leverage IMAX technology throughout the production process to deliver a movie that is meant to be seen in an IMAX location. From pre-production through to release, the Company works closely with filmmakers to maximize The IMAX Experience for audiences. Filmed For IMAX movies are shot using either an IMAX certified digital camera or an IMAX film camera, with the IMAX Post-Production team working closely with the filmmaker from camera testing before the shoot begins, to on-set support, to test screenings, and post-production. Most Filmed For IMAX movies leverage IMAX’s exclusive expanded aspect ratio for select sequences and, occasionally, the entire film, and benefit from unique marketing support. The global box office metrics have demonstrated audiences respond extremely favorably to Filmed For IMAX titles, resulting in a higher market share for IMAX. In the first quarter of 2026, Filmed For IMAX titles on average indexed over 14% higher than titles with no IMAX DNA.

Management believes that growth in global box office represents an important growth opportunity for the Company. The Company’s strategy to capitalize on this opportunity includes expanding the IMAX network into underpenetrated international markets and growing the number of local language films released, particularly in Japan, India, South Korea, and France. As the popularity of local language films has continued to increase, the Company has extended its content strategy to distribute local language content beyond native markets. For the three months ended March 31, 2026, local language films exhibited across the Company’s global network generated $62 million in box office, representing 24% of the Company’s global box office.

The following table provides the number of new films and other content released to the Company’s global network during the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
	2026	2025
Hollywood film releases(1)	7	7
Local language film releases:
Japan	5	3
China	3	6
India	2	5
South Korea	2	2
France	1	2
Vietnam	1	1
Indonesia	1	1
Thailand	1	—
Taiwan	1	—
Total local language film releases	17	20
Other content experiences	7	6
	31	33
(1)For the three months ended March 31, 2026, the films released to the Company’s global network include four with IMAX DNA (2025 — two).

In addition to the 31 IMAX new films and other content experiences released on the Company’s global network during the three months ended March 31, 2026, the Company has announced the following 34 new films and other content experiences for release in the remainder of 2026:

Title	Studio	Scheduled Release Date(1)	IMAX DNA
The Super Mario Galaxy Movie	Universal Pictures	April 2026	—
Detective Conan: Fallen Angels of the Highway(2)	Toho Cinemas	April 2026	—
Lee Cronin’s The Mummy	Warner Bros. Pictures	April 2026	—
Michael	Lionsgate	April 2026	—
Sakamoto Days(2)	Toho Cinemas	April 2026	—
2DIE4(2)	Abdala Brothers	April 2026	—
Whisper of the Heart 4K IMAX(2)	Studio Ghibli	April 2026	—
Cold War 1994(2)	Ruyi Film	May 2026	—
F1® on Apple TV Live in IMAX:Miami Race	Apple TV	May 2026	—
Mortal Kombat II	Warner Bros. Pictures	May 2026	Filmed for IMAX
Top Gun 40th Anniversary	Paramount Pictures	May 2026	—
The Secret World of Arrietty 4K IMAX(2)	Studio Ghibli	May 2026	—
The Mandalorian and Grogu	Walt Disney Studios	May 2026	Filmed for IMAX
F1® on Apple TV Live in IMAX:Monaco Race	Apple TV	June 2026	—
Disclosure Day	Universal Pictures	June 2026	—
Toy Story 5	Walt Disney Studios	June 2026	—
Supergirl	Warner Bros. Pictures	June 2026	Filmed for IMAX
Minions & Monsters	Universal Pictures	July 2026	—
F1® on Apple TV Live in IMAX:Silverstone Race	Apple TV	July 2026	—
Moana	Walt Disney Pictures	July 2026	—
The Odyssey	Universal Pictures	July 2026	Filmed for IMAX
The End of Oak Street	Warner Bros. Pictures	August 2026	Filmed for IMAX
The Dog Stars	Walt Disney Pictures	August 2026	—
F1® on Apple TV Live in IMAX:Monza Race	Apple TV	September 2026	—
Resident Evil	Sony Pictures	September 2026	Filmed for IMAX
Digger	Warner Bros. Pictures	October 2026	—
Street Fighter(2)	Paramount Pictures	October 2026	Filmed for IMAX
F1® on Apple TV Live in IMAX:Austin Race	Apple TV	October 2026	—
Godzilla Minus Zero(2)	Toho Cinemas	November 2026	Filmed for IMAX
The Great Beyond	Warner Bros. Pictures	November 2026	—
Hunger Games: Sunrise on the Reaping	Lionsgate	November 2026	—
Narnia	Netflix	November 2026	Filmed for IMAX
Avengers: Doomsday(2)	Walt Disney Studios	December 2026	—
Dune: Part Three	Warner Bros. Pictures	December 2026	Filmed for IMAX
Ramayana(2)	DNEG	TBD	Filmed For IMAX
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

Other Content Solutions

The Company distributes large-format documentary feature films through its global commercial network and institutional theaters. Traditionally, the Company receives as its distribution fee either a fixed amount or a fixed percentage of the theater global box office and, following the recoupment of its costs, is typically entitled to receive an additional percentage of gross revenues as participation revenues.

The Company believes that the IMAX network is a valuable global platform to launch and distribute original content, including documentaries. The ownership rights to such films may be held by the film sponsors, the film investors and/or the Company. As of March 31, 2026, the Company had distribution rights with respect to approximately 75 films, which cover subjects such as space, wildlife, music, sports, history, and natural wonders.

In early 2026, The Lost Wolves of Yellowstone, in collaboration with Grizzly Creek Films LLC, and French language documentary Athos, produced by Federation Studio France, were released. In 2026, the Company plans to release the documentary Portrait of an Artist in collaboration with The National Basketball Association (“NBA”), Unanimous Media, and Religion of Sports, offering an intimate glimpse into the life of NBA superstar Stephen Curry. Upcoming 2026 documentaries which are currently in production include Stormbound, produced by Academy Award-winning producer, Adam McKay; and Frontier, produced in collaboration with Nocturnal Entertainment Productions, LLC, Atlas Entertainment LL, and Believe Entertainment Group, LLC. The Elephant Odyssey, a documentary in collaboration with Beach House Pictures Pte Ltd and China International Communications Group, is expected to be released in 2027.

In addition, the Company continues to evolve its platform to bring new, innovative IMAX events and experiences to audiences worldwide. As of March 31, 2026, the Company has 252 connected IMAX locations worldwide. Furthermore, the Company can use its live streaming technologies to deliver events to additional IMAX locations around the world.

In the three months ended March 31, 2026, the Company partnered with Neon Rated and Universal Pictures on the release of EPiC: Elvis Presley in Concert. The Company also partnered with Bleecker Street and Universal Pictures for the release of Stray Kids: The dominATE Experience, and with Trafalgar for release of Twenty One Pilots: More Than We Ever Imagined. In addition, the Company partnered with Mercury Studios for a two-night-only screening of Eric Church: Evangeline vs. The Machine Comes Alive, and with Sony Pictures for the two-night-only screening of TOMMY in IMAX (50th Anniversary). The Company also partnered with A24 for a limited release of Marty Supreme across approximately 150 IMAX locations in the United States, Australia, and New Zealand. In March 2026, the Company partnered with MGM Studios for an exclusive Q&A livestream in advance of the screening of Project Hail Mary across a limited number connected IMAX locations in North America.

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

The primary drivers of Technology Products and Services segment results are the number of IMAX Systems installed in a period, the costs associated with each installation, and lease payments tied to the global box office performance of the films released to the IMAX network, as well as the associated maintenance contracts that accompany each installation. The average revenue and gross margin per IMAX System under sale and sales-type lease arrangements vary depending upon the number of IMAX System commitments with a single respective exhibitor, an exhibitor’s location, the type of IMAX System sold, and various other factors. The installation of IMAX Systems in theaters or multiplexes, which make up a large portion of the Company’s system backlog, depends primarily on the timing of the construction of those projects, which is not under the Company’s control.

Sales and Sales-Type Lease Arrangements

The Company provides IMAX Systems to exhibitors through sale arrangements or long-term lease arrangements that for accounting purposes are classified as sales-type leases. Under these arrangements, in exchange for providing the IMAX System, the Company earns initial fees and ongoing consideration, which can include fixed annual minimum payments and contingent fees in excess of the minimum payments, as well as maintenance and extended warranty fees (see “IMAX Maintenance” below). The initial fees vary depending on the system configuration and location of the IMAX System. Initial fees are paid to the Company in installments typically between the time of signing the arrangement and the time of system installation. Once an IMAX System is installed, the initial fees and the present value of future annual minimum payments, which are financing fees, are recognized as revenue. In addition, in sale arrangements, the present value of the estimated contingent fees that may become due if certain annual minimum global box office receipt thresholds are exceeded is recorded as revenue in the period when the sale is recognized and is adjusted in future periods based on actual results and changes in estimates. Such variable consideration is only recognized on sales transactions to the extent the Company believes there is not a risk of significant revenue reversal. Finance income is recognized over the term of a financed sale or sales-type lease arrangement.

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

Joint Revenue Sharing Arrangements

The Company also provides IMAX Systems to exhibitors through joint revenue sharing arrangements “JRSA(s)”. Under the traditional form of these arrangements, the Company provides the IMAX System under a long-term lease in which the Company assumes the majority of the equipment and installation costs. In exchange for its upfront investment, the Company, generally, earns rent based on a percentage of contingent box office receipts rather than requiring the customer to pay a fixed upfront fee or fixed annual minimum payments. Rental payments from the customer are required throughout the term of the arrangement and are typically due either monthly or quarterly. The Company retains title to the IMAX System equipment components throughout the lease term, and the equipment is returned to the Company at the conclusion of the arrangement.

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

The revenue earned from customers under the Company’s JRSAs can vary from quarter-to-quarter and year-to-year based on a number of factors that drive global box office levels including film performance, the mix of IMAX System configurations, the timing of installation of IMAX Systems, the nature of the arrangement, the location, size and management of the theater and other factors specific to individual arrangements.

JRSAs also require IMAX to provide maintenance and extended warranty services to the customer over the term of the lease in exchange for a separate fixed annual fee. These fees are reported within IMAX Maintenance, as discussed below.

JRSAs have been an important factor in the expansion of the Company’s commercial system network. JRSAs allow commercial theater exhibitors to install IMAX Systems without the significant initial capital investment required in a sale or sales-type lease arrangement. JRSAs drive recurring cash flows and earnings for the Company as customers under these arrangements pay the Company a portion of their ongoing box office receipts. The Company funds its investment in equipment for JRSAs through cash flows from operations. As of March 31, 2026, the Company had 881 locations under JRSAs in its global commercial multiplex network. The Company also had contracts in backlog for 255 IMAX systems under JRSAs as of March 31, 2026, including 149 new locations and 106 upgrades to existing locations.

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

3.Device Certification & Calibration: Establishes IMAX quality standards for consumer devices to ensure playback meets IMAX benchmarks. It assures that the enhancement and preservation of quality applied upstream for both Live and On-Demand workflows are maintained faithfully and experienced as intended on consumer devices. As of March 31, 2026, IMAX Enhanced certified devices in-market are with partners including Sony Electronics, Hisense, TCL, LG, and Philips.

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

Other

All Other also includes revenues from sources including one owned and operated IMAX System in Sacramento, California; a commercial arrangement with one theater resulting in the sharing of profits and losses; the provision of management services to three other theaters; and merchandising revenue.

IMAX NETWORK AND BACKLOG

IMAX Network

The following table provides detailed information about the IMAX network by type and geographic location as of March 31, 2026 and 2025. For additional information regarding the composition of the IMAX network, see “Marketing and Customers” in Part I, Item 1 of the Company’s 2025 Form 10-K.

	March 31, 2026				March 31, 2025
	Commercial Multiplex	Commercial Destination	Institutional	Total	Commercial Multiplex	Commercial Destination	Institutional	Total
United States	385	4	24	413	372	4	24	400
Canada	41	1	5	47	44	1	5	50
Greater China(1)	798	—	12	810	793	—	13	806
Asia (excluding Greater China)	204	1	2	207	186	1	2	189
Western Europe	154	3	7	164	136	4	8	148
Latin America(2)	64	1	6	71	62	1	7	70
Rest of the World	152	—	1	153	145	—	2	147
Total(3)	1,798	10	57	1,865	1,738	11	61	1,810
(1)Greater China includes China, Hong Kong, Taiwan, and Macau.
(2)Latin America includes South America, Central America, and Mexico.
(3)Period-to-period changes in the table above are reported net of the effect of permanently closed locations.

(See “Risk Factors – The Company faces risks in connection with its significant presence in China and the continued expansion of its business there,” “Risk Factors – The Company may not convert all of its backlog into revenue and cash flows,” and “Risk Factors – General political, social and economic conditions can affect the Company’s business by reducing both revenues generated from existing IMAX Systems and the demand for new IMAX Systems” in Part I, Item 1A of the Company’s 2025 Form 10-K.)

IMAX currently estimates a worldwide commercial multiplex addressable market of 4,466 locations, of which there are 1,798 IMAX Systems operating as of March 31, 2026, representing a market penetration of only 40%. The Company believes that the majority of its future growth will come from international markets. As of March 31, 2026, 76% of IMAX Systems in the global commercial multiplex network were located within international markets (defined as all countries other than the United States and Canada). Revenues and gross box office (“GBO”) derived from international markets continue to exceed revenues and GBO from the United States and Canada. Risks associated with the Company’s international business are outlined in “Risk Factors – The Company conducts business internationally, which exposes it to uncertainties and risks that could negatively affect its operations, sales and future growth prospects” in Part II, Item 1A of this Form 10-Q.

The following tables provide detailed information about IMAX Systems operating in multiplex locations by arrangement type and geographic location as of March 31, 2026 and 2025:

	March 31, 2026
	Commercial Multiplex Locations in IMAX Network
	Traditional JRSA	Hybrid JRSA	Sales Arrangements(1)	Total
Domestic Total (United States & Canada)	277	3	146	426
International:
Greater China	395	67	336	798
Asia (excluding Greater China)	58	1	145	204
Western Europe	50	13	91	154
Latin America	5	—	59	64
Rest of the World	12	—	140	152
International Total	520	81	771	1,372
Worldwide Total(2)(3)	797	84	917	1,798
(1)Includes Sales and Sales-Type Lease deal types.
(2)Period-to-period changes in the tables above are reported net of permanently closed systems.
(3)Includes 31 IMAX Systems that were converted from Hybrid JRSA arrangement types to Sales Arrangements during the three months ended March 31, 2026.

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

Backlog

The following tables provide detailed information about the Company’s backlog by arrangement type and geographic location as of March 31, 2026 and 2025:

	March 31, 2026
	IMAX System Backlog
	Traditional JRSA	Hybrid JRSA	Sales Arrangements(1)	Total
Domestic Total (United States & Canada)	90	2	25	117
International:
Greater China	85	59	74	218
Asia (excluding Greater China)	14	—	30	44
Western Europe	4	—	9	13
Latin America	—	—	6	6
Rest of the World	1	—	36	37
International Total	104	59	155	318
Worldwide Total(2)(3)	194	61	180	435
(1)Includes Sales and Sales-Type Lease deal types.
(2)Worldwide Total of 435 includes 219 new IMAX Laser Systems and 134 upgrades of existing locations to IMAX Laser Systems.
(3)Worldwide Total of 435 includes 301 new systems and 134 upgrades.

	March 31, 2025
	IMAX System Backlog
	Traditional JRSA	Hybrid JRSA	Sales Arrangements(1)	Total
Domestic Total (United States & Canada)	122	2	11	135
International:
Greater China	95	90	49	234
Asia (excluding Greater China)	20	2	39	61
Western Europe	12	—	23	35
Latin America	1	—	7	8
Rest of the World	2	—	41	43
International Total	130	92	159	381
Worldwide Total(2)(3)	252	94	170	516
(1)Includes Sales and Sales-Type Lease deal types.
(2)Worldwide Total of 516 includes 254 new IMAX Laser Systems and 161 upgrades of existing locations to IMAX Laser Systems.
(3)Worldwide Total of 516 includes 355 new systems and 161 upgrades.

The backlog reflects the minimum number of commitments for IMAX Systems according to signed contracts. The Company believes that the contractual obligations for IMAX System installations that are listed in backlog are valid and binding commitments. From time to time, the Company and its customers may amend the arrangement type of a backlog system, and in the normal course of its business the Company will have customers who are unable to proceed with an IMAX System installation for a variety of reasons, including the inability to obtain certain consents, approvals or financing.

Certain of the Company’s contracts contain options for the customer to elect to upgrade system type during the term or to alter the contract structure (for example, from a JRSA to a sale) after signing, but before installation. Current backlog information reflects all known elections.

As of March 31, 2026, 73% of IMAX System arrangements in backlog were scheduled to be installed in international markets (2025 — 74%).

(See “Risk Factors – The Company may not convert all of its backlog into revenue and cash flows.” in Part I, Item 1A of the Company’s 2025 Form 10-K.)

Signings and Installations

The following tables provide detailed information about IMAX System signings and installations for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
	2026	2025
System Signings:
Sales Arrangements(1)	21	19
Traditional JRSA(2)	2	76
Total IMAX System signings(3)	23	95
(1)Includes Sales and Sales-Type Lease deal types.
(2)Includes 70 Traditional JRSA IMAX System signings with AMC Entertainment in 2025.
(3)Includes IMAX System upgrades of 13 for the three months ended March 31, 2026 (2025 ― 58 upgrades).

	Three Months Ended
	March 31,
	2026	2025
System Installations(1):
Sales Arrangements(2)	8	13
Traditional JRSA	11	8
Total IMAX System installations(3)	19	21
(1)No IMAX Systems were relocated from their original location for the three months ended March 31, 2026 (2025 ― three). When a system is relocated, the amount of revenue earned by the Company may vary from transaction-to-transaction and is usually less than the amount earned for a new sale. In certain situations when a system is relocated, the original location is upgraded to an IMAX Laser System.
(2)Includes Sales and Sales-Type Lease deal types.
(3)Includes 11 IMAX System upgrades for the three months ended March 31, 2026 (2025 ― seven upgrades).

RESULTS OF OPERATIONS

The Company’s results for the first quarter reflect variability driven by the timing, mix and geographic distribution of global box office performance. The year-over-year decline in total global box office was primarily attributable to an unusually strong prior-year comparison in Greater China. Domestic and other international markets experienced strong box office growth, driven by the performance of Hollywood titles and Filmed For IMAX releases. The Company’s future results may continue to be affected by the timing and performance of major film releases, the mix of Hollywood and local language content, and the geographic concentration of box office revenues, as well as by variability in system installations and box office-driven revenues. In addition, broader macroeconomic conditions, including global economic uncertainty, supply chain disruptions, inflationary pressures and geopolitical tensions and conflicts, could adversely impact consumer demand and the Company’s ability to deliver and install IMAX systems, any of which could materially affect the Company’s financial condition and results of operations.

Results of Operations for the Three Months Ended March 31, 2026 and 2025

Net Income and Adjusted Net Income Attributable to Common Shareholders

The following table presents the Company’s net income attributable to common shareholders and the associated per diluted share amounts, as well as adjusted net income attributable to common shareholders* and adjusted net income attributable to common shareholders per diluted share for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026		2025
(In thousands of U.S. Dollars, except per diluted share amounts)	Net Income	Per Diluted Share	Net Income	Per Diluted Share
Net income attributable to common shareholders	$4,226	$0.07	$2,327	$0.04
Adjusted net income attributable to common shareholders*	$9,568	$0.17	$7,178	$0.13
*Refer to “Non-GAAP Financial Measures” for a description of this non-GAAP financial measure and a reconciliation to the most comparable GAAP amount.

Revenues and Gross Margin

For the three months ended March 31, 2026, the Company’s revenues and gross margin were $81.4 million and $45.8 million, respectively. In comparison to the prior year first quarter, the Company’s revenues and gross margin decreased by $5.3 million, or 6%, and $7.4 million, or 14%, respectively, principally due to lower IMAX box office performance in Greater China, which more than offset the growth in the domestic and other international markets.

The following table presents the Company’s revenue, gross margin, and gross margin percentage by reportable segment for the three months ended March 31, 2026 and 2025:

	Revenue		Gross Margin		Gross Margin %
(In thousands of U.S. Dollars)	2026	2025	2026	2025	2026	2025
Content Solutions	$31,370	$34,249	$18,320	$23,554	58%	69%
Technology Products and Services	48,338	50,593	26,882	29,086	56%	57%
Sub-total for reportable segments	79,708	84,842	45,202	52,640	57%	62%
All Other(1)	1,671	1,825	609	536	36%	29%
Total	$81,379	$86,667	$45,811	$53,176	56%	61%
(1)All Other includes the results from Streaming and Consumer Technology and other ancillary activities.

Content Solutions

For the three months ended March 31, 2026, Content Solutions segment revenues and gross margin decreased by $2.9 million, or 8%, and by $5.2 million, or 22%, respectively, when compared to the same period in 2025.

In the three months ended March 31, 2026, box office generated by IMAX films totaled $259.6 million, a $38.5 million, or 13%, decrease versus the prior year comparative period of $298.2 million. This decrease was primarily driven by lower local language box office in the first quarter of 2026, due partially to the shift in 2026 local language blockbuster films from the Chinese New Year period to later in the year versus a record Chinese New Year in the first quarter of 2025 from the breakout performance of Ne Zha 2 (the highest grossing local language film of all time). Domestic and international (excluding Greater China) global box office increased 75% and 60%, respectively, over the prior year comparative period as the performance of Hollywood content strengthened. During the three months ended March 31, 2026, IMAX box office was generated by the exhibition of 34 films and other content (31 new films, two re-releases, and one carry-over), including the following Hollywood titles: Avatar: Fire and Ash ($77 million), Project Hail Mary ($66 million), Scream 7 ($8 million), and Wuthering Heights ($7 million). In addition, in the three months ended March 31, 2026, local language films exhibited across the Company’s global network generated $62 million in box office, representing 24% of its global box office, including the Chinese local language film, Pegasus 3 ($34 million) and Blades of the Guardians ($7 million). In the three months ended March 31, 2025, IMAX box office revenue was generated by the exhibition of 34 films (33 new films and one re-release), with Chinese local language film Ne Zha 2 representing 54% of its global box office.

In the three months ended March 31, 2026, the Company released four movies that were filmed with IMAX proprietary cameras (Filmed For IMAX), including Mercy, The Bride!, Project Hail Mary, and the IMAX documentary Athos. Filmed For IMAX movies historically have performed disproportionately well at the box office, and for three of these films, IMAX delivered approximately 20% or more of the opening weekend domestic box office, despite accounting for only 1% of available screens.

In addition to the level of revenues, Content Solutions segment gross margin is influenced by the costs associated with films and other content exhibited in the period. These costs can include production, post-production, distribution, and marketing, which are expensed as incurred. For the three months ended March 31, 2026, gross margin percent was 58% compared to 69% in the prior period. The Content Solutions margin decline was driven by a combination of factors including; lower box office performance in Greater China, with no significant breakout title, a lower mix of local language films which carries a higher margin, and an increased level of film marketing spend associated with upcoming large tentpole titles.

Technology Products and Services

The following table provides information about IMAX Systems installed and the associated revenue recognized at that time, except for traditional JRSAs, for which revenue is recognized over the lease term, during the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026		2025
(In thousands of U.S. Dollars, except number of systems)	Number of Systems	Revenue	Number of Systems	Revenue
New IMAX Systems	6	$4,730	12	$9,124
Upgraded IMAX Systems	2	2,551	1	1,460
Total	8	$7,281	13	$10,584

In the three months ended March 31, 2026, no IMAX Systems were relocated from their original locations (2025 ― three IMAX Systems). When a system under a sale or sales-type lease arrangement is relocated, the amount of revenue earned by the Company may vary from transaction to transaction and is usually less than the amount earned for a new sale. In certain situations when a system is relocated, the original location is upgraded to an IMAX Laser System.

For the three months ended March 31, 2026, Technology Products and Services segment revenue and gross margin decreased by $2.3 million, or 4%, and $2.2 million, or 8%, respectively, when compared to the same period in the prior year. The lower level of revenue was primarily driven by a lower level of rental revenues, which are box office dependent. Rental revenues of $16.6 million, a decrease of $2.6 million from $19.1 million in the prior year comparative period, were driven by a $31.8 million decrease in GBO from JRSAs in the three months ended March 31, 2026 versus the prior year. Specifically, in the first quarter of 2026 an increase of $5.3 million in rental revenues from domestic and international markets (excluding Greater China) was more than offset by a $7.9 million revenue decline in Greater China. Also contributing to the decrease in the segment revenue was the lower number of systems recognized under sales and sales-type lease arrangements, per the table above.

The decreases in revenue were partially offset by a $3.1 million increase in revenue contribution from the impact of amendments, renewals and other adjustments to existing IMAX Systems arrangements.

For the three months ended March 31, 2026, gross margin percent was 56% compared to 57% in the same period in the prior year, which primarily reflects the lower level of rental revenues offset partially by the impact of amendments, renewals and other adjustments as described above, which did not have associated costs.

All Other

For the three months ended March 31, 2026, All Other revenue and gross margin decreased by $0.2 million, and less than $0.1 million, respectively, when compared to the same period in 2025, which principally reflects the results of the Company’s SCT business which was re-positioned and relaunched in late 2025 under the brand of IMAX Enhanced.

Selling, General and Administrative Expenses

The following table presents information about the Company’s Selling, General and Administrative Expenses for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,		Variance
(In thousands of U.S. Dollars)	2026	2025	$	%
Total Selling, general and administrative expenses	$32,488	$33,462	$(974)	(3%)
Less: Share-based compensation(1)	(5,909)	(4,720)	(1,189)	(25%)
Total selling, general and administrative expenses, excluding share-based compensation(2)	$26,579	$28,742	$(2,163)	(8%)
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

Selling, General and Administrative Expenses decreased period over period, reflecting management’s continued focus on operational efficiencies, including the impact of prior workforce reductions, timing and other cost discipline initiatives.

Research and Development

For the three months ended March 31, 2026, Research and Development expenses were $1.8 million, representing an increase of $0.5 million, or 37%, when compared to Research and Development expenses of $1.3 million during the same period in the prior year. The increase year-over-year was primarily driven by the capitalization of film camera costs in 2025 in accordance with the achievement of technological feasibility in 2024. The Company continues to expense its investment in other projects, including in the development of new product offerings and improvements to its existing IMAX System product suite.

Credit Loss Reversal, Net

For the three months ended March 31, 2026, the Company recorded a credit loss reversal of $0.5 million, as compared to $0.1 million recognized in the same period of the prior year.

Overall, continued strong global box office performance has contributed to a notable improvement in collections. Strong theatrical attendance, driven by a robust film slate, has increased and accelerated cash inflows from studio and exhibitor customers. This trend reflects the continued consumer demand for premium cinematic experiences and effectiveness of IMAX's strategic initiatives to partner with filmmakers, studios, and exhibitors to deliver higher levels of box office.

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

Interest Expense and Interest Income

For the three months ended March 31, 2026, interest expense was $1.9 million, representing an increase of $0.1 million, or 5%, as compared to $1.8 million during the same period of the prior year primarily due to higher level of borrowings under the Credit Facility (as defined under “—Liquidity and Capital Resources” below), including $8.7 million paid for lease incentives provided to exhibitor customers, in the current period offset mostly by lower average interest rates. The effective interest rate for the three months ended March 31, 2026 was 5.19% (2025 — 6.18%). For each of the three months ended March 31, 2026 and 2025, interest income was $0.5 million.

Income Taxes

For the three months ended March 31, 2026, the Company recorded an income tax expense of $2.4 million (2025 — $7.3 million). The Company’s effective tax rate of 28.5% for the three months ended March 31, 2026, reflects the geographic allocation of income earned in taxing jurisdictions and also reflects an increase in the valuation allowance, and withholding taxes, offset by a tax benefit related to share-based compensation. The Company’s effective tax rate of 47.2% for the three months ended March 31, 2025, reflects the geographic allocation of income earned in taxing jurisdictions and also reflects an increase in the valuation allowance, withholding taxes and a tax benefit related to share-based compensation.

Non-Controlling Interests

For the three months ended March 31, 2026, the net income attributable to non-controlling interests of the Company’s subsidiaries was $1.8 million, a decrease of $4.0 million, when compared to the same period in 2025, which reflects a $19.6 million total revenue decline primarily driven by the lower level of IMAX box office earned in Greater China.

CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

The discussion below summarizes our cash flows from operating, investing, and financing activities as reflected in the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025.

	Three Months Ended
(In thousands of U.S. Dollars)	2026	2025
Net cash provided by (used in)
Operating activities	$4,029	$6,951
Investing activities	(6,927)	(14,624)
Financing activities	(2,762)	4,234
Effect of exchange rate changes on cash	487	(84)
Net change in cash	$(5,173)	$(3,523)

Net cash provided by the Company’s operating activities decreased $2.9 million in the three months ended March 31, 2026, when compared to the same period in 2025, primarily driven by a $7.7 million increase in cash payments related to lease incentives provided to exhibitor customers and annual short term incentive compensation payouts. This higher level of cash outflow was partially offset by strong Accounts Receivable collections during the period. (Refer to Note 9 to Condensed Consolidated Financial Statements in Item 1. for more information on the Company’s change in other operating assets and liabilities.)

Net cash used in investing activities decreased $7.7 million in the three months ended March 31, 2026, when compared to the same period in 2025. Cash used in the investment in equipment contributed to the Company’s JRSAs with exhibitor customers was higher in the first quarter of 2025 due in part to the Company shipping systems into the U.S. in advance of planned 2025 system installations as a proactive measure in response to new and potentially changing tariffs. (Refer to “Risk Factors—The Company’s business may be materially adversely affected by the imposition of tariffs and other trade barriers and retaliatory countermeasures implemented by the United States and other governments.” in Part I, Item 1A. in the 2025 Form 10-K.)

Net cash used in financing activities decreased $7.0 million in the three months ended March 31, 2026, when compared to the same period in 2025, mainly driven by higher taxes withheld and paid on employee stock awards vested due to the Company’s higher stock price relative to grant dates, and outperformance of PSUs vested during the period. This decrease was partially offset by cash received for stock options exercised during the period.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2026, the Company’s principal sources of liquidity included: (i) its balances of cash and cash equivalents of $146.0 million; (ii) the anticipated collection of trade accounts receivable, which includes amounts owed under JRSAs and Film Remastering and distribution agreements with movie studios; (iii) the anticipated collection of financing and variable consideration receivables due in the next 12 months under sale and sales-type lease arrangements for systems currently in operation; and (iv) installment payments expected in the next 12 months under sale and sales-type lease arrangements in backlog. Under the terms of the Company’s typical sale and sales-type lease agreements, the Company receives substantial cash payments before it completes the performance of its contractual obligations.

In addition, as of March 31, 2026, the Company had $326.0 million in available borrowing capacity under its Credit Facility pursuant to its Seventh Amended and Restated Credit Agreement (the “Credit Agreement”), $27.5 million in available borrowing capacity under the IMAX Shanghai revolving credit facility with the Bank of China (the “Bank of China Facility”), and $28.9 million in available borrowing capacity under IMAX Shanghai’s revolving credit facility with HSBC Bank (China) Company Limited, Shanghai Branch (the “HSBC China Facility”). Refer to “Borrowings — Convertible Notes and Other Borrowings, Net” in Note 6 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1.

The Company’s $146.0 million balance of cash and cash equivalents as of March 31, 2026 (December 31, 2025 — $151.2 million) included $139.5 million in cash held outside of Canada (December 31, 2025 — $137.4 million), of which $101.0 million was held in the People’s Republic of China (the “PRC”) (December 31, 2025 — $97.2 million). Management reassessed its strategy with respect to the most efficient means of deploying the Company’s capital resources globally and determined that historical earnings of certain foreign subsidiaries in excess of amounts required to sustain business operations would no longer be indefinitely reinvested. During the three months ended March 31, 2026, no historical earnings from a subsidiary in the PRC were distributed (2025 — $nil) and, as a result, no foreign withholding taxes were paid to the relevant tax authorities (2025 — $nil). As of March 31, 2026, the Company’s Condensed Consolidated Balance Sheets included a deferred tax liability of $12.5 million for the applicable foreign withholding taxes associated with the remaining balance of non-repatriated historical earnings that will not be indefinitely reinvested outside of Canada. These taxes will become payable upon the repatriation of any such earnings.

The Company forecasts its future cash flow and short-term liquidity requirements on an ongoing basis. These forecasts are based on estimates and may be materially impacted by factors that are outside of the Company’s control (including the factors described in “Risk Factors” in Part I, Item 1A of the Company’s 2025 Form 10-K as supplemented by “Risk Factors” in Part II, Item 1A of this Form 10-Q). As a result, there is no guarantee that these forecasts will come to fruition and that the Company will be able to fund its operations through cash flows from operations. In particular, the Company’s operating cash flows and cash balances will be adversely impacted if management’s projections of future signings and installations of IMAX Systems and box office performance of IMAX content are not realized.

The Company also has certain significant contractual obligations and commitments that have been disclosed in “Contractual Obligations” in Part II, Item 7 of the Company’s 2025 Form 10-K. There are no material changes to these obligations and commitments as of March 31, 2026.

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

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements and related disclosures in accordance with U.S. GAAP requires management to make judgments, assumptions, and estimates that affect the amounts reported in the Company’s Condensed Consolidated Financial Statements and accompanying notes. Management’s judgments, assumptions, and estimates are based on historical experience, future expectations, and other factors that are believed to be reasonable as of the date of the Company’s Condensed Consolidated Financial Statements. Actual results may ultimately differ from the Company’s original estimates, as future events and circumstances sometimes do not develop as expected, and the differences may be material. For more information on the Company’s critical accounting estimates refer to the section entitled “Critical Accounting Estimates” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2025 Form 10-K.

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

	Three Months Ended March 31,
	2026		2025
(In thousands of U.S. Dollars, except per diluted share amounts)	Net Income	Per Diluted Share	Net Income	Per Diluted Share
Net income attributable to common shareholders	$4,226	$0.07	$2,327	$0.04
Adjustments(1):
Share-based compensation	5,807	0.11	5,212	0.10
Unrealized investment gains	(36)	—	(32)	—
Restructuring charges and other impairments	—	—	57	—
Tax impact on items listed above	(429)	(0.01)	(386)	(0.01)
Adjusted net income(1)	$9,568	$0.17	$7,178	$0.13

Weighted average shares outstanding — basic		54,125		53,145
Weighted average shares outstanding — diluted		56,392		54,969
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

Reconciliations of net income attributable to common shareholders, which is the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA per Credit Facility are presented in the tables below:

(In thousands of U.S. Dollars)	Three Months Ended March 31, 2026
Net income	$6,071
Add (subtract):
Income tax expense	2,421
Interest expense, net of interest income	900
Depreciation and amortization, including film asset amortization	15,236
Amortization of deferred financing costs(1)	528
EBITDA	25,156
Share-based and other non-cash compensation	5,792
Unrealized investment gains	(36)
Write-downs, including asset impairments and credit loss expense	(403)
Total Adjusted EBITDA	$30,509
Less: Non-controlling interest	(3,700)
Adjusted EBITDA per Credit Facility - attributable to common shareholders	$26,809
(1)The amortization of deferred financing costs is recorded within Interest Expense in the Condensed Consolidated Statements of Operations.

(In thousands of U.S. Dollars)	Twelve Months Ended March 31, 2026
Net income	$43,447
Add (subtract):
Income tax expense	12,903
Interest expense, net of interest income	2,708
Depreciation and amortization, including film asset amortization	62,769
Amortization of deferred financing costs(1)	2,020
EBITDA	123,847
Share-based and other non-cash compensation	27,342
Unrealized investment losses	863
Restructuring charges and other impairments	2,421
Write-downs, including goodwill, asset impairments and credit loss expense	8,742
Induced conversion expense on settlement of convertible notes	15,264
Total Adjusted EBITDA	$178,479
Less: Non-controlling interest	(13,967)
Adjusted EBITDA per Credit Facility - attributable to common shareholders	$164,512
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

	Three Months Ended
	March 31,
(In thousands of U.S. Dollars)	2026	2025
Total Selling, general and administrative expenses	$32,488	$33,462
Less: Share-based compensation	(5,909)	(4,720)
Total Adjusted Selling, general and administrative expenses	$26,579	$28,742

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

Certain of the Company’s PRC subsidiaries held approximately RMB 690.7 million ($99.8 million) in cash and cash equivalents as of March 31, 2026 (December 31, 2025 — RMB 678.2 million or $96.5 million) and are required to transact locally in RMB. Foreign currency exchange transactions, including the remittance of any funds into and out of the PRC, are subject to controls and require the approval of the China State Administration of Foreign Exchange to complete. Any developments relating to the Chinese economy and any actions taken by the Chinese government are beyond the control of the Company; however, the Company monitors and manages its capital and liquidity requirements to ensure compliance with local regulatory and policy requirements. (Refer to “Risk Factors – The Company faces risks in connection with its significant presence in China and the continued expansion of its business there” in Part I, Item 1A. of the Company’s 2025 Form 10-K.)

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

For the three months ended March 31, 2026, the Company recorded a foreign exchange net loss of $0.6 million, resulting from changes in exchange rates related to foreign currency denominated monetary assets and liabilities (2025 — net loss of $0.4 million).

The Company has entered into a series of foreign currency forward contracts to manage the risks associated with the volatility of foreign currencies. Certain of these foreign currency forward contracts met the criteria required for hedge accounting under the Derivatives and Hedging Topic of the FASB ASC at inception, and continue to meet hedge effectiveness tests as of March 31, 2026, with settlement dates throughout 2026 and 2027. Foreign currency derivatives are recognized and measured on the Condensed Consolidated Balance Sheets at fair value. Changes in the fair value (i.e., gains or losses) are recognized in the Condensed Consolidated Statements of Operations except for derivatives designated and qualifying as foreign currency cash flow hedging instruments. The Company currently has cash flow hedging instruments associated with Selling, General and Administrative Expenses. For foreign currency cash flow hedging instruments related to Selling, General and Administrative Expenses, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported within Accumulated Other Comprehensive Income (Loss) and reclassified to the Condensed Consolidated Statements of Operations when the forecasted transaction occurs. Any ineffective portion is recognized immediately in the Condensed Consolidated Statements of Operations.

The notional value of foreign currency cash flow hedging instruments that qualify for hedge accounting as of March 31, 2026 was $38.5 million (December 31, 2025 — $48.4 million). Losses of $0.6 million was recorded to Other Comprehensive Income with respect to the change in fair value of these contracts for the three months ended March 31, 2026 (March 31, 2025 — losses of $0.7 million). Gains of $0.3 million were reclassified from Accumulated Other Comprehensive Income to Selling, General and Administrative Expenses for the three months ended March 31, 2026 (March 31, 2025 — losses of $1.3 million). The Company currently does not hold any derivatives which are not designated as hedging instruments.

For all derivative instruments, the Company is subject to counterparty credit risk to the extent that the counterparty may not meet its obligations to the Company. To manage this risk, the Company enters into derivative transactions only with major financial institutions.

As of March 31, 2026, the Company’s Financing Receivables and working capital items denominated in Canadian Dollars, RMB, Japanese Yen, Euros and other foreign currencies translated into U.S. Dollars was $152.2 million. Assuming a 10% appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates as of March 31, 2026, the potential change in the fair value of foreign currency-denominated financing receivables and working capital items would have been $15.2 million. A significant portion of the Company’s Selling, General, and Administrative Expenses is denominated in Canadian Dollars. Assuming a 1% change appreciation or depreciation in foreign currency exchange rates as of March 31, 2026, the potential change in the amount of Selling, General, and Administrative Expenses would be $0.1 million.

Interest Rate Risk Management

The Company’s earnings may also be affected by changes in interest rates due to the impact those changes have on its interest income from cash, and its interest expense from variable-rate borrowings that may be made under the Credit Facility.

As of March 31, 2026, the Company had drawn down $49.0 million on its Credit Facility (December 31, 2025 — $37.0 million), and $nil on its HSBC China Facility (December 31, 2025 — $nil) and $nil on its Bank of China Facility (December 31, 2025 — $nil), which are subject to variable effective interest rates. If the interest rates available to the Company increased by 10%, the Company’s interest expense would increase by $0.3 million and interest income from cash would increase by $0.3 million.

The Company had variable rate debt instruments representing 11% and 8% of its total liabilities as of March 31, 2026 and December 31, 2025, respectively. These amounts are determined by considering the impact of the hypothetical interest rates on the Company’s variable rate debt and cash balances as of March 31, 2026.

Item 4.    Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the specified time periods and that such information is accumulated and communicated to management, including the principal executive and principal financial officers, to allow timely discussions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

The Company’s management, with the participation of its principal executive and principal financial officers, has evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of March 31, 2026 and has concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. The Company will continue to periodically evaluate its disclosure controls and procedures and will make modifications from time to time as deemed necessary to ensure that information is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting which occurred during the three months ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

Refer to Note 7 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 for information regarding legal proceedings involving the Company.

Item 1A. Risk Factors

This Form 10-Q should be read together with, and supplement, the risk factors in Item 1A “Risk Factors” in the Company’s 2025 Form 10-K, which describes various risks and uncertainties to which the Company is or may become subject. The risk factors below update certain risk factors included in the Company’s 2025 Form 10-K in light of recent events. The below risk factors and the risk factors included in the Company’s 2025 Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect its business, financial condition and/or operating results.

The Company conducts business internationally, which exposes it to uncertainties and risks that could negatively affect its operations, sales, and future growth prospects.

A significant portion of the Company’s revenues and of the GBO earned by the Company’s exhibitor customers are generated outside the United States and Canada. Approximately 62%, 58%, and 64% of the Company’s revenues were derived outside of the United States and Canada in 2025, 2024, and 2023, respectively. As of March 31, 2026, 73% of IMAX Systems in backlog were scheduled to be installed in international markets. The Company’s network spanned 91 different countries as of March 31, 2026, and the Company expects its international operations to continue to account for an increasingly significant portion of its future revenues. There are a number of risks associated with operating in international markets that could negatively affect the Company’s operations, sales and future growth prospects. These risks, among others, include:

Operational and Supply Chain Risks

•difficulties in obtaining competitively priced key commodities, raw materials, and component parts from various international sources that are needed to manufacture quality products on a timely basis;

•dependence on foreign distributors and their sales channels;

•reliance on local partners in foreign territories, including in connection with JRSAs;

•difficulties in staffing and managing foreign operations;

•inability to complete installations of IMAX Systems, including as a result of material disruptions or delays in the Company’s supply chains, or to collect full payment on installations thereof;

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

•difficulties in enforcing contractual rights; and

•war, conflict, geopolitical tensions and other political, economic and social instability, terrorist attacks and security concerns, such as the ongoing conflict between Russia and Ukraine, the war in Iran and other armed conflicts in the Middle East, and escalating tensions in the Taiwan Strait, all of which could result in adverse consequences for the Company’s interests in different regions of the world.

Global geopolitical tensions and actions that governments take in response and the resulting global and regional economic downturns have had and may in the future adversely impact the Company’s ability to operate in such regions. For example, the ongoing conflict between Russia and Ukraine and responses thereto have had and may continue to have an adverse impact on the Company’s business and results of operations in affected regions, including the continued suspension of the Company’s operations across the Company’s 54 theaters in the region. Three theaters in Israel and one theater in Lebanon have been impacted by closures or are operating in limited capacity due to the Iran war. The other 31 of the Company’s 35 theaters in the Middle East region remain fully operational. Furthermore, disruptions to key global shipping routes, including the Strait of Hormuz, have and may continue to adversely affect global supply chains by increasing transportation time and cost as well as increasing uncertainty in the availability of critical goods and services, which may in turn impact the Company’s operations. Given the uncertainty as to the scope, intensity, duration and outcome of geopolitical conflicts, it is difficult to predict the full extent of the adverse impacts of geopolitical conflicts on the Company’s business and results of operations. Additionally, given the global nature of the Company’s operations, any protracted conflict or the broader macroeconomic impact of geopolitical conflicts and sanctions imposed in response thereto, have had and could continue to have an adverse impact on the Company’s business, results of operations, financial condition, and future performance and may also magnify the impact of other risks described herein, including the risk of cybersecurity attacks, which may impact information technology systems unrelated to the conflict, or jeopardize critical infrastructure in jurisdictions where the Company operates.

While the Company has implemented policies, internal controls, and other measures reasonably designed to promote compliance with applicable laws and regulations related to doing business internationally, any violations of these laws and regulations, or even allegations of such a violation, could disrupt the Company’s operations and harm the Company’s business, financial condition and results of operations. In addition, changes in United States or Canadian foreign policy can present additional risks or uncertainties as the Company continues to expand its international operations. Opening and operating theaters in markets that have experienced geopolitical or sociopolitical unrest or controversy, including through partnerships with local entities, exposes the Company to the risks listed above, as well as additional risks of operating in a volatile region. Such risks may negatively impact the Company’s business operations in such regions and may also harm the Company’s brand. Moreover, a deterioration of the diplomatic relations between the United States or Canada and a particular country may impede the Company’s ability to conduct business in that country and have a negative impact on the Company’s financial condition and future growth prospects.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On June 12, 2017, the Company announced that its Board of Directors approved a $200.0 million share repurchase program for its common shares that would have expired on June 30, 2020, which was subsequently extended through June 30, 2026 and increased in the total share repurchase authority to $500.0 million under the current share repurchase program. As of March 31, 2026, the Company had $250.7 million available under the program. The repurchases may be made either in the open market or through private transactions, including repurchases made pursuant to a plan intended to comply with Rule 10b5-1 under the Exchange Act, subject to market conditions, applicable legal requirements, and other relevant factors. The Company has no obligation to repurchase shares and the share repurchase program may be suspended or discontinued by the Company at any time.

During the three months ended March 31, 2026, the Company did not repurchase any common shares under the Company’s publicly announced program, and there are no other programs under which the Company repurchases shares.

The Company’s common share repurchase program activity for the three months ended March 31, 2026 was as follows:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program(1)	Maximum approximate dollar value of shares that may yet be purchased under the program
January 1 through January 31, 2026	—	$—	—	$250,720,325
February 1 through February 28, 2026	—	—	—	250,720,325
March 1 through March 31, 2026	—	—	—	250,720,325
Total	—	$—	—
(1)On June 12, 2017, the Company announced that its Board of Directors approved a $200.0 million share repurchase program for its common shares that would have expired on June 30, 2020, which was subsequently extended through June 30, 2026 and increased in the total share repurchase authority to $500.0 million under the current share repurchase program. As of March 31, 2026, the Company had $250.7 million available under the program. The repurchases may be made either in the open market or through private transactions, including repurchases made pursuant to a plan intended to comply with Rule 10b5-1 under the Exchange Act, subject to market conditions, applicable legal requirements, and other relevant factors. The Company has no obligation to repurchase shares and the share repurchase program may be suspended or discontinued by the Company at any time. No plan or program expired or was terminated during the period covered by this table, and the Company has not determined to terminate the program prior to its expiration.

During the 2025 Annual General Meeting of IMAX China, shareholders granted its Board of Directors a general mandate authorizing the Board of Directors of IMAX China, subject to applicable laws, to repurchase shares of IMAX China not to exceed 10% of the total number of shares as of June 12, 2025 (33,919,122 shares). This program will be valid until the 2026 Annual General Meeting of IMAX China. The repurchases may be made in the open market or through other means permitted by applicable laws. IMAX China has no obligation to repurchase its shares and the share repurchase program may be suspended or discontinued by IMAX China at any time. During the three months ended March 31, 2026, IMAX China did not repurchase any shares.

(Refer to Note 13 to the Company’s audited Consolidated Financial Statements in its 2025 Form 10-K Part I, Item 1 for a summary of the material terms and conditions of the Company’s revolving credit facility, which includes a limitation of the amount of permitted share repurchases.)

Item 5.    Other Information

(a)None.

(b)None.

(c)None.

Item 6.    Exhibits

Exhibit No.	Description
31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 30, 2026, by Robert D. Lister

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 30, 2026, by Natasha Fernandes

32.1**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 30, 2026, by Robert D. Lister

32.2**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 30, 2026, by Natasha Fernandes

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.CAL	Inline XBRL Taxonomy Extension Schema Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101. PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*Filed herewith.
**Furnished herewith.
+Management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAX CORPORATION

Date: April 30, 2026	By:	/s/ NATASHA FERNANDES
Natasha Fernandes
Chief Financial Officer & Executive Vice President
(Principal Financial Officer)

Date: April 30, 2026	By:	/s/ JOSE ZLATAR
Jose Zlatar
Senior Vice-President, Finance & Controller
(Principal Accounting Officer)