Form 10-Q
period 2026-06-30
IMAX CORP
filed 2026-07-23
CIK 921582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of June 30, 2026
Common Shares, no par value	54,842,114

IMAX CORPORATION

IMAX CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

IMAX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. Dollars, except share amounts)
(Unaudited)

	June 30,	December 31,
	2026	2025
Assets
Cash and cash equivalents	$159,917	$151,168
Accounts receivable, net of allowance for credit losses	114,561	108,079
Financing receivables, net of allowance for credit losses	118,396	121,954
Variable consideration receivables, net of allowance for credit losses	97,461	91,402
Inventories	39,245	32,505
Prepaid expenses	14,333	14,881
Film assets, net of accumulated amortization	18,401	15,529
Property, plant and equipment, net of accumulated depreciation	238,950	242,910
Lease incentives and other assets	28,613	24,820
Deferred income tax assets, net of valuation allowance	12,465	12,577
Goodwill	45,815	45,815
Other intangible assets, net of accumulated amortization	29,740	32,391
Total assets	$917,897	$894,031
Liabilities
Accounts payable	$22,511	$19,478
Accrued and other liabilities	96,554	105,293
Deferred revenue	53,242	50,395
Revolving credit facility borrowings, net of unamortized debt issuance costs	38,837	34,577
Convertible notes and other borrowings, net of unamortized discounts and debt issuance costs	243,800	244,034
Deferred income tax liabilities	12,521	12,521
Total liabilities	467,465	466,298
Commitments, contingencies and guarantees (see Note 7)
Non-controlling interests	715	666
Shareholders’ equity
Capital stock common shares — no par value. Authorized — Unlimited number. 54,842,114 issued and outstanding (December 31, 2025 — 53,921,676 issued and outstanding)	441,338	419,162
Other equity	148,201	164,782
Statutory surplus reserve	4,219	4,219
Accumulated deficit	(230,817)	(239,967)
Accumulated other comprehensive loss	(7,052)	(10,305)
Total shareholders’ equity attributable to common shareholders	355,889	337,891
Non-controlling interests	93,828	89,176
Total shareholders’ equity	449,717	427,067
Total liabilities and shareholders’ equity	$917,897	$894,031

(See the accompanying notes, which are an integral part of these Condensed Consolidated Financial Statements.)

IMAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of U.S. Dollars, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenues
Technology sales	$26,654	$18,842	$40,068	$32,366
Image enhancement and maintenance services	53,160	50,854	101,744	101,607
Technology rentals	20,000	19,116	36,624	38,427
Finance income	3,028	2,872	5,785	5,951
	102,842	91,684	184,221	178,351
Costs and expenses applicable to revenues
Technology sales	9,606	9,352	15,162	16,575
Image enhancement and maintenance services	22,558	21,376	45,494	40,821
Technology rentals	7,782	7,354	14,858	14,177
	39,946	38,082	75,514	71,573
Gross margin	62,896	53,602	108,707	106,778
Selling, general and administrative expenses	34,528	35,302	67,016	68,764
Research and development	1,655	1,542	3,459	2,860
Amortization of intangible assets	2,164	1,809	4,192	3,540
Credit loss expense (reversal), net	1,481	(183)	1,021	(309)
Restructuring charges and other impairments	2,294	786	2,294	843
Income from operations	20,774	14,346	30,725	31,080
Realized and unrealized investment gains	18	33	54	65
Retirement benefits non-service expense	(67)	(133)	(134)	(203)
Interest income	651	1,114	1,119	1,654
Interest expense	(1,961)	(1,927)	(3,857)	(3,728)
Income before taxes	19,415	13,433	27,907	28,868
Income tax expense	(3,507)	(1,198)	(5,928)	(8,483)
Net income	15,908	12,235	21,979	20,385
Net income attributable to non-controlling interests	(506)	(980)	(2,351)	(6,803)
Net income attributable to common shareholders	$15,402	$11,255	$19,628	$13,582

Net income per share attributable to common shareholders:
Basic	$0.28	$0.21	$0.36	$0.25
Diluted	$0.27	$0.20	$0.35	$0.25

Weighted average shares outstanding (in thousands):
Basic	54,951	53,751	54,537	53,448
Diluted	56,569	55,161	56,475	55,064

(See the accompanying notes, which are an integral part of these Condensed Consolidated Financial Statements.)

IMAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands of U.S. Dollars)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income	$15,908	$12,235	$21,979	$20,385
Other comprehensive income before tax
Unrealized net (loss) gain from cash flow hedging instruments	(804)	2,520	(1,435)	1,805
Realized net loss (gain) from cash flow hedging instruments	(106)	292	(448)	1,627
Foreign currency translation adjustments	3,758	600	7,643	1,021
Amortization of defined benefit and postretirement benefit plans net gain	(167)	(141)	(334)	(346)
Total other comprehensive income before tax	2,681	3,271	5,426	4,107
Income tax recovery related to other comprehensive income	—	(699)	—	(808)
Other comprehensive income, net of tax	2,681	2,572	5,426	3,299
Comprehensive income	18,589	14,807	27,405	23,684
Comprehensive income attributable to non-controlling interests	(1,575)	(1,149)	(4,524)	(7,093)
Comprehensive income attributable to common shareholders	$17,014	$13,658	$22,881	$16,591

(See the accompanying notes, which are an integral part of these Condensed Consolidated Financial Statements.)

IMAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. Dollars)
(Unaudited)

	Six Months Ended
	June 30,
	2026	2025
Operating Activities
Net income	$21,979	$20,385
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	30,911	30,809
Amortization of deferred financing costs	1,056	984
Credit loss expense (reversal), net	1,021	(309)
Write-downs, including asset impairments	2,299	1,047
Deferred income tax recovery	238	72
Share-based and other non-cash compensation	13,174	12,767
Unrealized foreign currency exchange loss (gain)	104	(278)
Realized and unrealized investment gain	(54)	(65)
Changes in assets and liabilities:
Accounts receivable	(8,563)	(18,702)
Inventories	(6,850)	(4,027)
Film assets	(13,031)	(11,318)
Lease incentives provided to exhibitor customers	(9,882)	(2,143)
Deferred revenue	2,914	3,116
Changes in other operating assets and liabilities	698	(2,157)
Net cash provided by operating activities	36,014	30,181
Investing Activities
Purchase of property, plant and equipment	(2,153)	(4,006)
Investment in equipment for joint revenue sharing arrangements	(8,723)	(14,666)
Acquisition of other intangible assets	(2,152)	(3,376)
Net cash used in investing activities	(13,028)	(22,048)
Financing Activities
Revolving credit facility borrowings	38,000	29,000
Repayments of revolving credit facility borrowings	(34,000)	(18,000)
Redemption of capped calls related to convertible notes	96	—
Settlement of convertible notes	(743)	—
Debt issuance costs related to convertible notes	(946)	—
Credit facility amendment fees paid	(9)	—
Repayments of other borrowings	(326)	(372)
Repurchase of common shares	(13,737)	—
Repurchase of common shares - IMAX China	—	(1,454)
Taxes withheld and paid on employee stock awards vested	(17,879)	(9,742)
Common shares issued - stock options exercised	15,269	1,048
Net cash (used in) provided by financing activities	(14,275)	480
Effects of exchange rate changes on cash	38	46
Increase in cash and cash equivalents during period	8,749	8,659
Cash and cash equivalents, beginning of period	151,168	100,592
Cash and cash equivalents, end of period	$159,917	$109,251

(See the accompanying notes, which are an integral part of these Condensed Consolidated Financial Statements.)

IMAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands of U.S. Dollars, except share data)
(Unaudited)

	Three and Six Months Ended June 30, 2026
						Accumulated Other Comprehensive Loss		Total Shareholders’ Equity
	Capital Stock			Statutory Surplus Reserve	Accumulated Deficit		Non-controlling Interests
	Shares	Amount	Other Equity

Balance as of December 31, 2025	53,921,676	$419,162	$164,782	$4,219	$(239,967)	$(10,305)	$89,176	$427,067
Restricted share units and performance stock units vested, net of shares withheld for employee tax obligations	812,277	5,710	(22,993)	—	—	—	—	$(17,283)
Employee stock options exercised, net of shares withheld for employee tax obligations	121,223	$4,778	(972)	—	—	—	—	$3,806
Amortization of share-based payment expense - restricted share units and performance stock units	—	—	5,181	—	—	—	84	$5,265
Net income	—	—	—	—	4,226	—	1,820	$6,046
Other comprehensive income, net of tax	—	—	—	—	—	1,641	1,104	$2,745
Balance as of March 31, 2026	54,855,176	$429,650	$145,998	$4,219	$(235,741)	$(8,664)	$92,184	$427,646
Restricted share units and performance stock units vested, net of shares withheld for employee tax obligations	26,740	556	(1,569)	—	—	—	(154)	$(1,167)
Employee stock options exercised, net of shares withheld for employee tax obligations	365,064	14,391	(2,928)	—	—	—	—	$11,463
Amortization of share-based payment expense - restricted share units and performance stock units	—	—	6,604	—	—	—	247	$6,851
Settlement of capped calls related to 2026 convertible notes	—	—	96	—	—	—	—	$96
Repurchased and retirement of common shares	(404,866)	(3,259)	—	—	(10,478)	—	—	(13,737)
Net income	—	—	—	—	15,402	—	482	$15,884
Other comprehensive income, net of tax	—	—	—	—	—	1,612	1,069	$2,681
Balance as of June 30, 2026	54,842,114	$441,338	$148,201	$4,219	$(230,817)	$(7,052)	$93,828	$449,717

	Three and Six Months Ended June 30, 2025
						Accumulated Other Comprehensive Loss		Total Shareholders’ Equity
	Capital Stock			Statutory Surplus Reserve	Accumulated Deficit		Non-controlling Interests
	Shares	Amount	Other Equity

Balance as of December 31, 2024	52,946,200	$401,420	$185,268	$4,051	$(274,675)	$(16,598)	$78,069	$377,535
Restricted share units and performance stock units vested, net of shares withheld for employee tax obligations	751,817	11,380	(20,942)	—	—	—	—	$(9,562)
Employee stock options exercised, net of shares withheld for employee tax obligations	44,031	1,241	(293)	—	—	—	—	$948
Amortization of share-based payment expense - restricted share units and performance stock units	—	—	5,718	—	—	—	93	$5,811
Change in statutory surplus reserve, IMAX China	—	—	—	55	(55)	—	—	$—
Net income	—	—	—	—	2,327	—	5,827	$8,154
Other comprehensive income, net of tax	—	—	—	—	—	606	121	$727
Balance as of March 31, 2025	53,742,048	$414,041	$169,751	$4,106	$(272,403)	$(15,992)	$84,110	$383,613
Restricted share units and performance stock units vested, net of shares withheld for employee tax obligations	36,016	970	(1,574)	—	—	—	(144)	$(748)
Employee stock options exercised, net of shares withheld for employee tax obligations	4,456	131	(31)	—	—	—	—	$100
Amortization of share-based payment expense - restricted share units and performance stock units	—	—	7,840	—	—	—	239	$8,079
Change in ownership interest related to IMAX China	—	—	(85)	—	—	—	(1,369)	$(1,454)
Change in statutory surplus reserve, IMAX China	—	—	—	113	(113)	—	—	$—
Net income	—	—	—	—	11,255	—	965	$12,220
Other comprehensive income, net of tax	—	—	—	—		2,403	169	$2,572
Balance as of June 30, 2025	53,782,520	$415,142	$175,901	$4,219	$(261,261)	$(13,589)	$83,970	$404,382

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

As of June 30, 2026 and December 31, 2025, total assets and liabilities of the Company’s consolidated VIEs were as follows:

	June 30,	December 31,
(In thousands of U.S. Dollars)	2026	2025
Total assets	$1,818	$1,746
Total liabilities	$364	$362

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

2. New Accounting Standards and Accounting Changes

Adoption of New Accounting Pronouncements

Measurement of Credit Losses for Accounts Receivable and Contract Assets

In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2025-05, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets” (“ASU 2025-05”). The amendments in ASU 2025-05 provide a practical expedient that allows entities to assume current economic conditions as of the balance sheet date will remain unchanged throughout the reasonable and supportable forecast period when estimating expected credit losses for eligible financial assets, including trade receivables and contract assets. The Company adopted ASU 2025-05 as of January 1, 2026. The adoption did not have a material impact on its Condensed Consolidated Financial Statements.

Recently Issued FASB Accounting Standards Codification Updates Not Yet Adopted

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures” (“ASU 2024-03”). The amendments in ASU 2024-03 expand disclosures about specific expense categories presented on the face of the income statement and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation and amortization) in commonly presented expense captions (such as cost of sales, selling, general and administrative expenses). ASU 2024-03 is effective for interim periods within annual reporting periods beginning after December 15, 2027 with early adoption permitted. The Company is in the process of evaluating the impact of ASU 2024-03 on its Consolidated Financial Statements.

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

The Company considers the applicability and impact of all recently issued FASB accounting standard codification updates. ASUs that are not noted above were assessed and determined to be not applicable or not significant to the Company’s Condensed Consolidated Financial Statements for the period ended June 30, 2026.

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

The following tables summarize the activity in the allowance for credit losses related to Accounts Receivable for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended				Six Months Ended
	June 30, 2026				June 30, 2026
(In thousands of U.S. Dollars)	Theater Operators	Studios	Other	Total	Theater Operators	Studios	Other	Total
Beginning balance	$12,157	$1,343	$434	$13,934	$12,170	$1,310	$444	$13,924
Current period provision (reversal), net	408	136	3	547	546	229	(7)	768
Write-offs, net of recoveries	(537)	(177)	—	(714)	(630)	(242)	—	(872)
Foreign exchange	443	(1)	—	442	385	4	—	389
Ending balance	$12,471	$1,301	$437	$14,209	$12,471	$1,301	$437	$14,209

	Three Months Ended				Six Months Ended
	June 30, 2025				June 30, 2025
(In thousands of U.S. Dollars)	Theater Operators	Studios	Other	Total	Theater Operators	Studios	Other	Total
Beginning balance	$11,483	$1,236	$455	$13,174	$11,678	$1,017	$583	$13,278
Current period provision (reversal), net	83	115	(26)	172	(33)	522	(154)	335
Write-offs, net of recoveries	(14)	(74)	—	(88)	(14)	(262)	—	(276)
Foreign exchange	16	—	—	16	(63)	—	—	(63)
Ending balance	$11,568	$1,277	$429	$13,274	$11,568	$1,277	$429	$13,274

For the three and six months ended June 30, 2026, the Company’s allowance for current expected credit losses related to Accounts Receivable increased by $0.3 million, respectively (2025 — increased by $0.1 million and decreased by less than $0.1 million, respectively).

Financing Receivables

Financing receivables are due from theater operators and consist of the Company’s net investment in sales-type leases and receivables associated with financed sales of IMAX Systems. As of June 30, 2026 and December 31, 2025, financing receivables consisted of the following:

	June 30,	December 31,
(In thousands of U.S. Dollars)	2026	2025
Net investment in leases:
Gross minimum payments due under sales-type leases	$31,991	$32,628
Unearned finance income	(902)	(1,015)
Present value of minimum payments due under sales-type leases	31,089	31,613
Allowance for credit losses	(24)	(458)
Net investment in leases	31,065	31,155
Financed sales receivables:
Gross minimum payments due under financed sales	122,472	127,099
Unearned finance income	(24,416)	(26,160)
Present value of minimum payments due under financed sales	98,056	100,939
Allowance for credit losses	(10,725)	(10,140)
Net financed sales receivables	87,331	90,799
Total financing receivables	$118,396	$121,954

Net financed sales receivables due within one year	$31,907	$30,660
Net financed sales receivables due after one year	55,424	60,139
Total financed sales receivables	$87,331	$90,799

As of June 30, 2026 and December 31, 2025, the weighted-average remaining lease term and weighted-average interest rate associated with the Company’s sales-type lease arrangements and financed sales receivables, as applicable, were as follows:

	June 30,	December 31,
(In thousands of U.S. Dollars)	2026	2025
Weighted-average remaining lease term (in years):
Sales-type lease arrangements	8.5	8.6
Weighted-average interest rate
Sales-type lease arrangements	6.53%	6.91%
Financed sales receivables	8.40%	8.68%

The tables below provide information on the Company’s net investment in leases by credit quality indicator as of June 30, 2026 and December 31, 2025. The amounts disclosed for each credit quality classification are determined on a theater-by-theater basis as per the origination year of the relationship, and include both billed and unbilled amounts.

(In thousands of U.S. Dollars)	By Origination Year
As of June 30, 2026	2026	2025	2024	2023	2022	Prior	Total
Net investment in leases:
Credit quality classification:
In good standing	$851	$4,705	$3,367	$2,528	$2,609	$17,029	$31,089
Credit Watch	—	—	—	—	—	—	—
Pre-approved transactions	—	—	—	—	—	—	—
Transactions suspended	—	—	—	—	—	—	—
Total net investment in leases	$851	$4,705	$3,367	$2,528	$2,609	$17,029	$31,089

(In thousands of U.S. Dollars)	By Origination Year
As of December 31, 2025	2025	2024	2023	2022	2021	Prior	Total
Net investment in leases:
Credit quality classification:
In good standing	$4,843	$3,277	$2,638	$2,721	$8,562	$9,171	$31,212
Credit Watch	—	—	—	—	—	—	—
Pre-approved transactions	—	—	—	—	—	—	—
Transactions suspended	—	—	—	—	—	401	401
Total net investment in leases	$4,843	$3,277	$2,638	$2,721	$8,562	$9,572	$31,613

The tables below provide information on the Company’s financed sales receivables by credit quality indicator as of June 30, 2026 and December 31, 2025. The amounts disclosed for each credit quality classification are determined on a theater-by-theater basis as per the origination year of the relationship, and include both billed and unbilled amounts.

(In thousands of U.S. Dollars)	By Origination Year
As of June 30, 2026	2026	2025	2024	2023	2022	Prior	Total
Financed sales receivables:
Credit quality classification:
In good standing	$3,523	$9,139	$4,677	$6,382	$4,214	$38,103	$66,038
Credit Watch	—	—	—	—	—	830	830
Pre-approved transactions	21	331	389	1,131	534	12,990	15,396
Transactions suspended	—	—	153	—	529	15,110	15,792
Total financed sales receivables	$3,544	$9,470	$5,219	$7,513	$5,277	$67,033	$98,056

(In thousands of U.S. Dollars)	By Origination Year
As of December 31, 2025	2025	2024	2023	2022	2021	Prior	Total
Financed sales receivables:
Credit quality classification:
In good standing	$11,069	$6,537	$7,638	$4,796	$7,642	$38,792	$76,474
Credit Watch	—	—	—	—	114	629	743
Pre-approved transactions	316	165	369	—	428	6,870	8,148
Transactions suspended	—	—	—	527	391	14,656	15,574
Total financed sales receivables	$11,385	$6,702	$8,007	$5,323	$8,575	$60,947	$100,939

The following tables provide an aging analysis for the Company’s net investment in leases and financed sales receivables as of June 30, 2026 and December 31, 2025:

	As of June 30, 2026
(In thousands of U.S. Dollars)	Accrued and Current	30-89 Days	90+ Days	Billed	Unbilled	Recorded Receivable	Allowance for Credit Losses	Net
Net investment in leases	$296	$305	$2,487	$3,088	$28,001	$31,089	$(24)	$31,065
Financed sales receivables	1,558	1,601	9,617	12,776	85,280	98,056	(10,725)	87,331
Total	$1,854	$1,906	$12,104	$15,864	$113,281	$129,145	$(10,749)	$118,396

	As of December 31, 2025
(In thousands of U.S. Dollars)	Accrued and Current	30-89 Days	90+ Days	Billed	Unbilled	Recorded Receivable	Allowance for Credit Losses	Net
Net investment in leases	$670	$223	$2,278	$3,171	$28,442	$31,613	$(458)	$31,155
Financed sales receivables	1,361	887	10,308	12,556	88,383	100,939	(10,140)	90,799
Total	$2,031	$1,110	$12,586	$15,727	$116,825	$132,552	$(10,598)	$121,954

The following tables provide information about the Company’s net investment in leases and financed sales receivables with billed amounts past due for which it continues to accrue finance income as of June 30, 2026 and December 31, 2025. The amounts disclosed for each credit quality classification are determined on a theater-by-theater basis and include both billed and unbilled amounts.

	As of June 30, 2026
(In thousands of U.S. Dollars)	Accrued and Current	30-89 Days	90+ Days	Billed	Unbilled	Allowance for Credit Losses	Net
Net investment in leases	$195	$226	$2,487	$2,908	$9,916	$(4)	$12,820
Financed sales receivables	787	1,233	6,461	8,481	29,553	(1,518)	36,516
Total	$982	$1,459	$8,948	$11,389	$39,469	$(1,522)	$49,336

	As of December 31, 2025
(In thousands of U.S. Dollars)	Accrued and Current	30-89 Days	90+ Days	Billed	Unbilled	Allowance for Credit Losses	Net
Net investment in leases	$337	$165	$2,281	$2,783	$16,129	$(10)	$18,902
Financed sales receivables	684	690	7,440	8,814	32,211	(1,252)	39,773
Total	$1,021	$855	$9,721	$11,597	$48,340	$(1,262)	$58,675

The following table provides information about the Company’s net investment in leases and financed sales receivables that were on nonaccrual status as of June 30, 2026 and December 31, 2025:

	As of June 30, 2026			As of December 31, 2025
(In thousands of U.S. Dollars)	Recorded Receivable	Allowance for Credit Losses	Net	Recorded Receivable	Allowance for Credit Losses	Net
Net investment in leases	$—	$—	$—	$401	$(401)	$—
Net financed sales receivables	23,418	(10,025)	13,393	24,467	(9,243)	15,224
Total	$23,418	$(10,025)	$13,393	$24,868	$(9,644)	$15,224

For the three and six months ended June 30, 2026 and 2025, the Company did not recognize Finance Income related to the net investment in leases on nonaccrual status. For the three and six months ended June 30, 2026, the Company recognized $0.1 million, respectively (2025 — less than $0.1 million, respectively) in Finance Income related to the financed sales receivables on nonaccrual status.

The following tables summarize the activity in the allowance for credit losses related to the Company’s net investment in leases and financed sales receivables for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30, 2026		June 30, 2026
(In thousands of U.S. Dollars)	Net Investment in Leases	Net Financed Sales Receivables	Net Investment in Leases	Net Financed Sales Receivables
Beginning balance	$25	$10,095	$458	$10,140
Current period (reversal) provision, net	(1)	597	(435)	522
Foreign exchange	—	33	1	63
Ending balance	$24	$10,725	$24	$10,725

	Three Months Ended		Six Months Ended
	June 30, 2025		June 30, 2025
(In thousands of U.S. Dollars)	Net Investment in Leases	Net Financed Sales Receivables	Net Investment in Leases	Net Financed Sales Receivables
Beginning balance	$667	$9,957	$664	$10,161
Current period reversal, net	(213)	(147)	(210)	(346)
Foreign exchange	—	9	—	4
Ending balance	$454	$9,819	$454	$9,819

For the three and six months ended June 30, 2026, the Company’s allowance for current expected credit losses related to its net investment in leases decreased by less than $0.1 million and $0.4 million, respectively, and net financed sales receivables increased by $0.6 million, respectively.

For the three and six months ended June 30, 2025, the Company’s allowance for current expected credit losses related to its net investment in leases decreased by $0.2 million, respectively, and net financed sales receivables decreased by $0.1 million and $0.3 million, respectively.

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

The following table summarizes the activity in the Allowance for Credit Losses related to Variable Consideration Receivables for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
(In thousands of U.S. Dollars)	Theater Operators	Theater Operators	Theater Operators	Theater Operators
Beginning balance	$6	$107	$20	$116
Current period provision (reversal), net	—	13	(14)	4
Ending balance	$6	$120	$6	$120

For the three and six months ended June 30, 2026, the Company’s allowance for current expected credit losses related to Variable Consideration Receivables had no change and decreased by less than $0.1 million, respectively (2025 — increased by less than $0.1 million, respectively).

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

The following lease payments are expected to be received by the Company for its sales-type leases and JRSAs in each of the remainder of 2026, next four years and thereafter following the June 30, 2026 balance sheet date:

(In thousands of U.S. Dollars)	Sales-Type Leases
2026 (six months remaining)	$1,844
2027	3,644
2028	3,606
2029	3,611
2030	3,598
Thereafter	15,688
Total	$31,991

5. Inventories

As of June 30, 2026 and December 31, 2025, Inventories consisted of the following:

	June 30,	December 31,
(In thousands of U.S. Dollars)	2026	2025
Raw materials	$31,950	$26,620
Work-in-process	2,296	2,280
Finished goods	4,999	3,605
Total	$39,245	$32,505

As of June 30, 2026, Inventories included balances of $1.6 million (December 31, 2025 — $1.0 million) for which title had passed to the customers, but the criteria for revenue recognition were not met as of the balance sheet date.

During the three and six months ended June 30, 2026, the Company recorded write-downs of less than $0.1 million and $0.1 million, respectively (2025 — write-downs of $0.1 million and $0.2 million, respectively) in Costs and Expenses Applicable to Revenues ― Technology Sales.

6. Borrowings

Revolving Credit Facility Borrowings, Net

As of June 30, 2026 and December 31, 2025, Revolving Credit Facility Borrowings, Net included the following:

	June 30,	December 31,
(In thousands of U.S. Dollars)	2026	2025
Wells Fargo Credit Facility borrowings	$41,000	$37,000
Unamortized debt issuance costs	(2,163)	(2,423)
Revolving Credit Facility Borrowings, net	$38,837	$34,577

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

The Credit Agreement requires that the Company does not exceed a maximum Senior Secured Net Leverage Ratio (as defined therein) of 3.25:1.00, which may be increased under certain circumstances and is tested on the last day of each fiscal quarter. The Company was in compliance with this requirement as of June 30, 2026 as the Senior Secured Net Leverage Ratio was 0.00:1.00.

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

As of June 30, 2026, borrowings under the Credit Facility were $41.0 million (December 31, 2025 — $37.0 million) and bore interest at Term SOFR (as defined in the Credit Agreement), plus a margin of 1.50% per annum (December 31, 2025 — 1.50%) based on the Company’s total leverage ratio. The effective interest rates for the three and six months ended June 30, 2026 were 5.14% and 5.16%, respectively (2025 — 6.17%, respectively).

As of June 30, 2026 and December 31, 2025, the Company had no letters of credit or advance payment guarantees outstanding under the Credit Facility. As of June 30, 2026, the amount available for future borrowings under the Credit Facility was $334.0 million (December 31, 2025 — $338.0 million).

Foreign Exchange Facility

Within the Credit Facility, the Company is able to purchase foreign currency forward contracts and/or other swap arrangements. As of June 30, 2026, the net unrealized loss on the Company’s outstanding foreign currency forward contracts was $0.9 million, representing the amount by which the fair value of these forward contracts exceeded their notional value (December 31, 2025 — net unrealized gain of $1.0 million). As of June 30, 2026, the notional value of the Company’s outstanding foreign currency forward contracts was $46.3 million (December 31, 2025 — $48.4 million).

Bank of China Facility

As of June 30, 2026, and December 31, 2025, there were no borrowings outstanding under the Bank of China Facility (as defined and described in Note 13 to the Company’s audited Consolidated Financial Statements in its 2025 Form 10-K). As of June 30, 2026, there were no outstanding letters of guarantee.

As of June 30, 2026, the amount available for future borrowings under the Bank of China Facility was RMB 190.0 million ($27.9 million) and the amount available for letters of guarantee was RMB 10.0 million ($1.5 million). The amount available for future borrowings under the Bank of China Facility is not subject to a standby fee. The effective interest rates for the three and six months ended June 30, 2026 was 0% (2025 — 0%). There were no amounts drawn under the Bank of China Facility for the three and six months ended June 30, 2026. The Bank of China Facility has been renewed to April 15, 2027.

HSBC China Facility

As of June 30, 2026 and December 31, 2025, no borrowings were outstanding under the HSBC China Facility (as defined and described in Note 13 to the Company’s audited Consolidated Financial Statements in its 2025 Form 10-K). As of June 30, 2026, and December 31, 2025, the amount available for future borrowings under the HSBC China Facility was RMB 200.0 million ($29.4 million). The effective interest rate for the three and six months ended June 30, 2026 was 0% (2025 — 0%).

NBC Facility

The NBC Facility (as defined and described in Note 13 to the Company’s audited Consolidated Financial Statements in its 2025 Form 10-K) has been renewed to October 8, 2026. The Company did not have any letters of credit or advance payment guarantees outstanding as of June 30, 2026 and December 31, 2025 under the NBC Facility.

Convertible Notes and Other Borrowings, Net

As of June 30, 2026 and December 31, 2025, Convertible Notes and Other Borrowings, Net included the following:

	June 30,	December 31,
(In thousands of U.S. Dollars)	2026	2025
Convertible Notes	$250,000	$250,743
Unamortized discounts and debt issuance costs	(6,838)	(7,636)
Convertible Notes, net	243,162	243,107

Federal Economic Development Loan	673	1,027
Unaccreted interest benefit	(35)	(100)
Federal Economic Development Loan, net	638	927

Convertible Notes and Other Borrowings, net	$243,800	$244,034

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

On November 6, 2025, the Company completed the repurchase of $229.3 million (or 99.7%) of the outstanding principal amount of the 2026 Convertible Notes in separate, privately negotiated repurchase transactions with a limited number of holders. During the three months ended March 31, 2026, certain holders of the remaining outstanding 2026 Convertible Notes elected to convert 217 notes $0.2 million of the outstanding principal. As a result of this election, the Company recorded a loss on debt extinguishment of $0.1 million in Interest Expense in the Condensed Consolidated Statement of Operations. The liability for the converted bonds was settled on April 1, 2026, along with the remaining unconverted and outstanding 2026 Convertible Notes. Concurrently with this April 1, 2026 transaction, the Company terminated the remaining portion of the associated 2026 capped call transactions.

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

Federal Economic Development Loan

As of June 30, 2026, the Federal Economic Development Loan (as defined and described in Note 13 to the Company’s audited Consolidated Financial Statements in its 2025 Form 10-K) had a carrying value of $0.6 million, net of unaccreted interest benefit and is recorded within Convertible Notes and Other Borrowings, Net on the Company’s Condensed Consolidated Balance Sheets.

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

In January 2004, the Company and IMAX Theatre Services Ltd., a subsidiary of the Company, commenced an arbitration seeking damages before the International Court of Arbitration of the International Chamber of Commerce (the “ICC”) with respect to the breach by Electronic Media Limited (“EML”) of its December 2000 agreement with the Company. In June 2004, the Company commenced a related arbitration before the ICC against EML’s affiliate, E-City Entertainment (I) PVT Limited (“E-City”). On March 27, 2008, the arbitration panel issued a final award in favor of the Company in the amount of $11.3 million, as well as an additional $2,512 each day in interest from October 1, 2007 until the date the award is paid. In July 2008, E-City commenced a proceeding in Mumbai, India seeking to prevent recognition of the ICC award in India. On March 10, 2017, the Supreme Court of India dismissed E-City’s petition. On March 29, 2017, the Company filed an Execution Application in the Bombay High Court seeking to enforce the ICC award against E-City and several related parties. On December 30, 2025, the Commercial Appellate Division of the Bombay High Court rejected E-City’s objections to enforcement of the arbitration award and recognized the award as a decree of the Court. The E-City parties have appealed this decision to the Supreme Court of India. The Company fully intends to continue pursuing its rights and seeking to enforce the arbitration award. No amounts have been recognized in connection with this matter.

Financial Guarantees

Certain subsidiaries of the Company have provided significant financial guarantees to third parties under the Credit Agreement.

Product Warranties

The Company’s accrual for product warranties, which is recorded within Accrued and Other Liabilities on the Condensed Consolidated Balance Sheets, was less than $0.1 million as of June 30, 2026 and $nil as of December 31, 2025.

Director and Officer Indemnifications

The Company’s by-laws contain an indemnification of its directors/officers, former directors/officers, and persons who have acted at its request to be a director/officer of an entity in which the Company is a shareholder or creditor, to indemnify them, to the extent permitted by the Canada Business Corporations Act, against expenses (including legal fees), judgments, fines and any amounts actually and reasonably incurred by them in connection with any action, suit or proceeding in which the directors and/or officers are sued as a result of their service, if they acted honestly and in good faith with a view to the best interests of the Company. In addition, the Company has entered into indemnification agreements with each of its directors in order to effectuate the foregoing. The nature of the indemnification prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to counterparties. The Company has purchased directors’ and officers’ liability insurance. No amount has been accrued on the Company’s Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025, with respect to this indemnity.

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

8. Condensed Consolidated Statements of Operations – Supplemental Information

Selling Expenses

The following table summarizes the Company’s selling expenses, including sales commissions and marketing and other, which are recognized within Costs and Expenses Applicable to Revenues in the Condensed Consolidated Statements of Operations, for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026		2025
(In thousands of U.S. Dollars)	Sales Commissions	Marketing and Other	Sales Commissions	Marketing and Other
Technology sales(1)	$368	$80	$218	$72
Image enhancement and maintenance services(2)	—	4,584	—	3,415
Technology rentals(3)	190	735	191	669
Total	$558	$5,399	$409	$4,156
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

	Six Months Ended June 30,
	2026		2025
(In thousands of U.S. Dollars)	Sales Commissions	Marketing and Other	Sales Commissions	Marketing and Other
Technology sales(1)	$559	$11	$398	$127
Image enhancement and maintenance services(2)	—	10,058	—	5,850
Technology rentals(3)	311	1,254	257	1,000
Total	$870	$11,323	$655	$6,977
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

Foreign Exchange

Included in Selling, General and Administrative Expenses for the three and six months ended June 30, 2026 was a foreign currency net gain of $0.4 million and loss of $0.2 million, respectively (2025 — net gain of $0.2 million and loss of $0.2 million, respectively) resulting from changes in exchange rates related to foreign currency denominated monetary assets and liabilities. See Note 15 for additional information.

Government Assistance

During the three and six months ended June 30, 2025, the Company recognized $2.5 million as a reduction to Selling, General and Administrative Expenses, and a $1.3 million reduction to Costs and Expenses Applicable to Revenues for benefits received from the Internal Revenue Service under the Employee Retention Credit (“ERC”) program which provides for a refundable tax credit for eligible businesses that had employees and were affected during the COVID-19 pandemic. No such assistance was received in 2026.

Collaborative Arrangements

Joint Revenue Sharing Arrangements

The accounting policy for the Company’s JRSAs is disclosed in Note 2 of the Company’s audited Consolidated Financial Statements in its 2025 Form 10-K.

Revenue attributable to transactions arising between the Company and its customers under JRSAs is recorded within Revenues — Technology Sales (for hybrid JRSAs) and Revenues — Technology Rentals (for traditional JRSAs). For the three and six months ended June 30, 2026, such revenues totaled $19.7 million and $36.2 million, respectively (2025 — $18.7 million and $37.9 million, respectively).

IMAX Film Remastering and Distribution

The Company earns revenue through the digital remastering of films and other content into IMAX formats for distribution to the IMAX network (“IMAX Film Remastering”). The accounting policy for IMAX Film Remastering and distribution arrangements is disclosed in Note 2 of the Company’s audited Consolidated Financial Statements in its 2025 Form 10-K.

Revenue attributable to transactions arising between the Company and its customers under IMAX Film Remastering and distribution arrangements is included in Revenues – Image Enhancement and Maintenance Services. For the three and six months ended June 30, 2026, such revenues totaled $32.5 million and $61.8 million, respectively (2025 — $28.7 million and $60.4 million, respectively). See Note 12 for a disaggregated presentation of the Company’s revenues.

Co-Produced Film Arrangements

The accounting policies relating to co-produced film arrangements are disclosed in Notes 2 and 3 of the Company’s audited Consolidated Financial Statements in its 2025 Form 10-K.

As of June 30, 2026, the Company is party to one co-produced film arrangement, which represented the VIE total assets balance of $1.8 million and liabilities balance of $0.4 million, and four other co-produced film arrangements, the terms of which are similar.

For the three and six months ended June 30, 2026, expenses of $0.2 million and $0.2 million, respectively (2025 — $0.1 million and $0.2 million, respectively) attributable to transactions between the Company and other parties involved in the production of the films have been included in Costs and Expenses Applicable to Revenues ― Image Enhancement and Maintenance Services.

9. Condensed Consolidated Statements of Cash Flows – Supplemental Information

Changes in other operating assets and liabilities

	Six Months Ended
	June 30,
(In thousands of U.S. Dollars)	2026	2025
Decrease (increase) in:
Financing receivables	$4,082	$(911)
Prepaid expenses	5	(49)
Variable consideration receivables	(6,044)	(683)
Other assets, excluding lease incentives provided to exhibitor customers	(2,387)	3,298
Increase (decrease) in:
Accounts payable	3,130	11,694
Accrued and other liabilities	1,912	(15,506)
Total	$698	$(2,157)

Depreciation and amortization

	Six Months Ended
	June 30,
(In thousands of U.S. Dollars)	2026	2025
Film assets	$7,895	$9,529
Property, plant and equipment:
Equipment supporting JRSAs	11,948	11,378
Other property, plant and equipment	4,677	4,426
Other intangible assets	4,838	4,205
Other assets	1,553	1,271
Total	$30,911	$30,809

Write-downs, including asset impairments

	Six Months Ended
	June 30,
(In thousands of U.S. Dollars)	2026	2025
Other assets	$—	$381
Inventories	120	194
Property, plant and equipment:
Equipment supporting JRSAs	174	399
Other property, plant and equipment	2	3
Other intangible assets	4	—
Film assets(1)	1,999	70
Total	$2,299	$1,047
(1) For the six months ended June 30, 2026, the Company incurred a $2.0 million (2025 ― $0.1 million) partial impairment on a documentary film asset. (Refer to Note 17 ― Restructuring Charges and Other Impairments for additional information).

Significant non-cash investing activities

	Six Months Ended
	June 30,
(In thousands of U.S. Dollars)	2026	2025
Net increase (decrease) in accruals related to:
Investment in equipment supporting JRSAs	$627	$(121)
Acquisition of other intangible assets	42	(4)
Purchases of property, plant and equipment	375	—
Net amount	$1,044	$(125)

10. Income Taxes

For the three months ended June 30, 2026, the Company recorded an income tax expense of $3.5 million (2025 — $1.2 million). The Company’s effective tax rate of 18.1% for the three months ended June 30, 2026 reflects the geographic allocation of income earned in taxing jurisdictions, a decrease in the valuation allowance and tax reserves, partially offset by withholding taxes. The Company’s effective tax rate of 8.9% for the three months ended June 30, 2025 reflects the geographic allocation of income earned in taxing jurisdictions and a decrease in the valuation allowance.

For the six months ended June 30, 2026, the Company recorded an income tax expense of $5.9 million (2025 — $8.5 million). The Company’s effective tax rate of 21.2% for the six months ended June 30, 2026, reflects the geographic allocation of income earned in taxing jurisdictions, tax benefit from share-based compensation, tax rate differences in foreign jurisdictions, and reversals of tax reserves, partially offset by an increase in the valuation allowance and withholding taxes. The Company’s effective tax rate of 29.4% for the six months ended June 30, 2025, reflects the geographic allocation of income earned in taxing jurisdictions, tax rate differences in foreign jurisdictions which was offset by an increase in the valuation allowance, tax return adjustments and withholding taxes.

As of June 30, 2026, the Company’s Condensed Consolidated Balance Sheets included net deferred income tax assets of $12.5 million (December 31, 2025 — $12.6 million). Management evaluates the realizability of deferred tax assets on a quarterly basis by considering all available positive and negative evidence, including recent operating results, forecasts of future taxable income, and other relevant factors specific to our industry such as the success of new film releases. Based on the Company’s recent operating results in Canada and its expectation of continued profitability, management believes there is a reasonable possibility that sufficient positive evidence may become available within the next twelve months to support the release of some or all of the valuation allowance recorded against its Canadian deferred tax assets. However, as of June 30, 2026, management has concluded that the available positive evidence is not yet sufficient to overcome the remaining negative evidence and support realization of those deferred tax assets. Any such release would result in a material income tax benefit in the period the conclusion is reached. At December 31, 2025, the amount of the Canadian valuation allowance was $55.5 million. The timing and amount of a valuation allowance release will depend on the Company’s ability to generate sufficient taxable income in Canada, macroeconomic conditions, and other factors affecting management’s assessment.

As of June 30, 2026, the Company’s Condensed Consolidated Balance Sheets also included deferred tax liabilities of $12.5 million (December 31, 2025 — $12.5 million) primarily related to foreign withholding taxes associated with the remaining balance of non-repatriated historical earnings that will not be indefinitely reinvested outside of Canada.

As disclosed in Note 2 — Summary of Significant Accounting Policies of the 2025 Form 10-K, the Company is subject to ongoing tax audits. Subsequent to June 30, 2026, the Company received a proposal letter from the Canada Revenue Agency related to an examination of international matters in prior taxation years. Any potential reassessment encompasses an ultimate resolution involving multiple tax jurisdictions, which may result in offsetting tax differences from what was originally recognized in its financial statements. The Company continues to believe that it has adequately accounted for all uncertain tax positions, including this pending notice of reassessment.

11. Capital Stock and Reserves

Share-Based Compensation

For the three and six months ended June 30, 2026, share-based compensation expense totaled $7.3 million and $13.0 million, respectively (2025 — $7.4 million and $12.6 million, respectively) and is reflected in the following accounts in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands of U.S. Dollars)	2026	2025	2026	2025
Costs and expenses applicable to revenues	$292	$305	$591	$596
Selling, general and administrative expenses	6,881	6,862	12,133	11,582
Research and development	142	190	316	384
Total	$7,315	$7,357	$13,040	$12,562

The following table summarizes the Company’s share-based compensation expense by each award type:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands of U.S. Dollars)	2026	2025	2026	2025
Restricted Share Units	$4,208	$4,519	$7,097	$7,386
Performance Stock Units	2,003	1,969	4,338	3,901
IMAX China Long Term Incentive Plan Restricted Share Units	874	734	1,208	1,047
IMAX China Long Term Incentive Plan Performance Stock Units	230	135	397	228
	$7,315	$7,357	$13,040	$12,562

For the three and six months ended June 30, 2026, the Company’s share-based compensation expense included restricted share units to non-employees of $1.7 million for each such period, of which $1.7 million granted during the six month period vested immediately (2025 — $1.7 million for each such period).

Stock Option Summary

The following table summarizes the activity under the Company’s Stock Option Plan (“SOP”) for the six months ended June 30, 2026 and 2025:

	Number of Shares		Weighted Average Exercise Price Per Share
	2026	2025	2026	2025
Stock options outstanding, beginning of period	1,818,698	2,469,238	$25.82	$26.27
Exercised	(486,287)	(48,487)	31.40	21.62
Expired	—	(470,582)	—	29.53
Stock options outstanding, end of period	1,332,411	1,950,169	23.78	25.60
Stock options exercisable, end of period	1,332,411	1,950,169	23.78	25.60

Stock options are no longer granted under the SOP.

IMAX LTIP Restricted Share Units (“RSU”) Summary

The following table summarizes the activity in respect of RSUs issued under the IMAX Corporation Second Amended and Restated Long-Term Incentive Plan (as may be amended, “IMAX LTIP”) for the six months ended June 30, 2026 and 2025:

	Number of Shares		Weighted Average Grant Date Fair Value Per Share
	2026	2025	2026	2025
RSUs outstanding, beginning of period	1,244,670	1,465,977	$20.10	$17.16
Granted	380,807	542,555	36.70	25.21
Vested and settled	(683,112)	(712,092)	19.79	18.18
Forfeited	(19,214)	(25,593)	27.14	19.83
RSUs outstanding, end of period	923,151	1,270,847	27.02	19.98

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

The compensation expense attributable for each type of PSU is recognized on a straight-line basis over the requisite service period. If, as a result of management’s assessment, it is projected that a greater or lesser number of PSUs will vest than previously anticipated, a life-to-date adjustment to increase or decrease compensation expense is recorded in the period that such determination is made. The expense recognized in the six months ended June 30, 2026 and 2025 includes adjustments reflecting management’s estimate of the number of Adjusted EBITDA PSUs expected to vest.

The following table summarizes the activity in respect of PSUs issued under the IMAX LTIP for the six months ended June 30, 2026 and 2025:

	Number of Awards		Weighted Average Grant Date Fair Value Per Share
	2026	2025	2026	2025
PSUs outstanding, beginning of period	1,140,515	1,097,634	$20.12	$17.99
Granted(1)(2)	491,275	551,084	29.38	24.17
Vested and settled(1)(2)	(605,004)	(463,212)	17.61	19.88
Forfeited	(16,823)	(24,456)	25.63	20.44
PSUs outstanding, end of period	1,009,963	1,161,050	26.03	20.12

(1) For the six months ended June 30, 2026, the balance of shares granted includes 199,473 (2025 - 159,376) additional shares, at a weighted average grant date fair value per share of $16.98 (2025 - $19.18), as PSUs granted in 2023 (2025 - granted in 2022) with Adjusted EBITDA targets vested at 175% (2025 - 175%) on account of full achievement of the targets.
(2) For the six months ended June 30, 2026, the balance of shares granted includes 46,510 (2025 - 17,375) additional shares, at a weighted average grant date fair value per share of $19.73 (2025 -22.72), as PSUs granted in 2023 (2025 - granted in 2022) with TSR targets vested at 150% on account of full achievement of the targets (2025 - 123.5% based on actual performance versus the targets).

As of June 30, 2026, the maximum number of common shares that may be issued with respect to PSUs outstanding was 1,771,830, assuming full achievement of the Adjusted EBITDA and TSR targets.

Issuer Purchases of Equity Securities

On June 12, 2017, the Company announced that its Board of Directors approved a $200.0 million share repurchase program for its common shares that would have expired on June 30, 2020, which was subsequently extended through June 30, 2026 and increased to a total share repurchase authority of $500.0 million under the current share repurchase program. As of June 30, 2026, the Company had $237.0 million available under the program. The repurchases may be made either in the open market or through private transactions, including repurchases made pursuant to a plan intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, subject to market conditions, applicable legal requirements, and other relevant factors. The Company has no obligation to repurchase shares and the share repurchase program may be suspended or discontinued by the Company at any time.

During the three and six months ended June 30, 2026, the Company repurchased 404,866 common shares at an average price of $33.91 per share, for a total of $13.7 million, excluding commission. During the three and six months ended June 30, 2025, the Company did not have any repurchases of common shares. During the six months ended June 30, 2026 and 2025, there were no shares purchased in the administration of employee share-based plans.

As of June 30, 2026, the IMAX LTIP trustee did not hold any shares. Any shares held with the trustee are recorded at cost and are reported as a reduction against Capital Stock on the Company’s Condensed Consolidated Balance Sheets.

In 2025, IMAX China’s shareholders granted its Board of Directors a general mandate authorizing IMAX China’s Board of Directors, subject to applicable laws, to repurchase shares of IMAX China not to exceed 10% of the total number of issued shares as of June 12, 2025 (33,919,122 shares). This program expired on the date of the 2026 Annual General Meeting of IMAX China on June 11, 2026. During IMAX China’s 2026 Annual General Meeting, shareholders granted its Board of Directors a general mandate, subject to applicable laws, to repurchase shares of IMAX China not to exceed 10% of the total number of issued shares as of June 11, 2026 (33,988,722 shares). This program will be valid until the 2027 Annual General Meeting of IMAX China. The repurchases may be made in the open market or through other means permitted by applicable laws. IMAX China has no obligation to repurchase its shares and the share repurchase program may be suspended or discontinued by IMAX China at any time.

During the three and six months ended June 30, 2026, IMAX China did not repurchase any common shares. During the three and six months ended June 30, 2025, IMAX China repurchased 1,495,900 common shares, at an average price of HKD 7.56 per share ($0.96 per share) for a total of HKD 11.3 million ($1.4 million). The change in the non-controlling interest attributable to IMAX China as a result of common shares repurchased is recorded as a reduction to Non-Controlling Interests in the Condensed Consolidated Balance Sheets and the Condensed Consolidated Statements of Shareholders’ Equity. The difference between the consideration paid and the ownership interest obtained as a result of IMAX China share repurchases is recorded within Other Equity in the Condensed Consolidated Balance Sheets and the Condensed Consolidated Statements of Shareholders’ Equity.

Basic and Diluted Weighted Average Shares Outstanding

The following table reconciles the denominator of the basic and diluted weighted average share computations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2026	2025	2026	2025
Issued and outstanding, beginning of period	54,855	53,742	53,922	52,946
Weighted average number of shares issued, net	96	9	615	502
Weighted average number of shares outstanding - basic	54,951	53,751	54,537	53,448
Weighted average effect of potential common shares, if dilutive	1,618	1,410	1,938	1,616
Weighted average number of shares outstanding - diluted	56,569	55,161	56,475	55,064

For the three and six months ended June 30, 2026, the calculation of diluted weighted average shares outstanding excludes 72,493 shares, respectively (2025 — 929,825 and 968,984 shares, respectively) that are issuable upon the vesting or exercise of share-based compensation including: (i) nil RSUs (2025 — nil RSUs), (ii) 72,493 PSUs (2025 — 86,784 and 125,943 PSUs, respectively) and (iii) nil stock options (2025 — 843,041 stock options), as the effect would be anti-dilutive.

The calculation of diluted weighted average shares outstanding for the three and six months ended June 30, 2026 and 2025 also excludes any shares potentially issuable upon the conversion of the Convertible Notes as the average market price of the Company’s common shares during the period of time they were outstanding was less than the conversion price of the Convertible Notes.

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

12. Revenue from Contracts with Customers

Disaggregated Information About Revenue

The following tables summarize the Company’s Revenues by reportable segment and revenue stream type for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30, 2026
(In thousands of U.S. Dollars)	Technology Sales	Image Enhancement and Maintenance Services	Technology Rentals	Finance Income	Total
Content Solutions Segment:
Film Remastering and Distribution	$—	$32,538	$—	$—	$32,538
Other Content Solutions	—	2,045	103	—	2,148
	—	34,583	103	—	34,686
Technology Products and Services Segment:
System Sales	25,252	—	—	—	25,252
System Rentals	—	—	19,897	—	19,897
Maintenance	—	16,632	—	—	16,632
Finance Income	—	—	—	3,028	3,028
	25,252	16,632	19,897	3,028	64,809
Sub-total for reportable segments	25,252	51,215	20,000	3,028	99,495
All Other	1,402	1,945	—	—	3,347
Total	$26,654	$53,160	$20,000	$3,028	$102,842

	Six Months Ended June 30, 2026
(In thousands of U.S. Dollars)	Technology Sales	Image Enhancement and Maintenance Services	Technology Rentals	Finance Income	Total
Content Solutions Segment:
Film Remastering and Distribution	$—	$61,765	$—	$—	$61,765
Other Content Solutions	—	4,139	152	—	4,291
	—	65,904	152	—	66,056
Technology Products and Services Segment:
System Sales	37,669	—	—	—	37,669
System Rentals	—	—	36,472	—	36,472
Maintenance	—	33,221	—	—	33,221
Finance Income	—	—	—	5,785	5,785
	37,669	33,221	36,472	5,785	113,147
Sub-total for reportable segments	37,669	99,125	36,624	5,785	179,203
All Other	2,399	2,619	—	—	5,018
Total	$40,068	$101,744	$36,624	$5,785	$184,221

	Three Months Ended June 30, 2025
(In thousands of U.S. Dollars)	Technology Sales	Image Enhancement and Maintenance Services	Technology Rentals	Finance Income	Total
Content Solutions Segment
Film Remastering and Distribution	$—	$31,650	$—	$—	$31,650
Other Content Solutions	—	1,907	408	—	2,315
	—	33,557	408	—	33,965
Technology Products and Services Segment
System Sales	18,000	—	—	—	18,000
System Rentals	—	—	18,708	—	18,708
Maintenance	—	16,059	—	—	16,059
Finance Income	—	—	—	2,872	2,872
	18,000	16,059	18,708	2,872	55,639
Sub-total for reportable segments	18,000	49,616	19,116	2,872	89,604
All Other	842	1,238	—	—	2,080
Total	$18,842	$50,854	$19,116	$2,872	$91,684

	Six Months Ended June 30, 2025
(In thousands of U.S. Dollars)	Technology Sales	Image Enhancement and Maintenance Services	Technology Rentals	Finance Income	Total
Content Solutions Segment
Film Remastering and Distribution	$—	$63,807	$—	$—	$63,807
Other Content Solutions	—	3,824	583	—	4,407
	—	67,631	583	—	68,214
Technology Products and Services Segment
System Sales	30,720	—	—	—	30,720
System Rentals	—	—	37,844	—	37,844
Maintenance	—	31,717	—	—	31,717
Finance Income	—	—	—	5,951	5,951
	30,720	31,717	37,844	5,951	106,232
Sub-total for reportable segments	30,720	99,348	38,427	5,951	174,446
All Other	1,646	2,259	—	—	3,905
Total	$32,366	$101,607	$38,427	$5,951	$178,351

For the three and six months ended June 30, 2026, revenues earned from Technology Sales include variable consideration of $10.5 million and $14.8 million, respectively (2025 — $3.1 million and $6.4 million, respectively).

For the three and six months ended June 30, 2026, revenues earned from leasing arrangements total $20.1 million and $36.7 million, respectively (2025 — $19.1 million and $38.5 million, respectively), including $20.0 million and $36.6 million, respectively, in Revenues ― Technology Rentals (2025 — $19.1 million and $38.4 million, respectively), and $0.1 million in the three and six months ended June 30, 2026, respectively, in Revenues ― Technology Sales (2025 — $0.1 million, respectively).

Deferred Revenue

IMAX System sale and lease arrangements include a requirement for the Company to provide maintenance services over the life of the arrangement, some of which maintenance services are subject to a consumer price index adjustment each year. In circumstances where customers prepay the entire term’s maintenance fee based on the original arrangement, additional payments are due to the Company for the years after its extended warranty and maintenance obligations expire. Payments, upon renewal each year, are either prepaid or made in arrears and can vary in frequency from monthly to annually. As of June 30, 2026, $19.8 million of consideration has been deferred in relation to outstanding maintenance services to be provided on existing maintenance contracts (December 31, 2025 — $28.3 million).

During the three and six months ended June 30, 2026, $10.6 million and $19.4 million of revenue, respectively, was recognized from the $50.4 million balance of deferred revenue as of December 31, 2025. During the three and six months ended June 30, 2025, $10.8 million and $19.8 million of revenue, respectively, was recognized from the $52.7 million balance of deferred revenue as of December 31, 2024.

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

Segment Financial Information

The following table presents the Company’s revenue and gross margin by reportable segment for the three months ended June 30, 2026 and 2025:

	Revenue(1)		Gross Margin
(In thousands of U.S. Dollars)	2026	2025	2026	2025
Content Solutions	$34,686	$33,965	$21,911	$22,431
Technology Products and Services	64,809	55,639	39,017	30,178
Sub-total for reportable segments	99,495	89,604	60,928	52,609
All Other	3,347	2,080	1,968	993
Total	$102,842	$91,684	$62,896	$53,602
(1)The Company’s largest customer represents 13% of total Revenues for the three months ended June 30, 2026 (2025 — 12%). No single customer comprised more than 10% of the Company’s total Accounts Receivable balance as of June 30, 2026. No single customer accounted for more than 10% of the Company’s total Accounts Receivable balance as of December 31, 2025.

The following table presents the Company’s revenue and gross margin by reportable segment for the six months ended June 30, 2026 and 2025:

	Revenue(1)		Gross Margin
(In thousands of U.S. Dollars)	2026	2025	2026	2025
Content Solutions	$66,056	$68,214	$40,231	$45,985
Technology Products and Services	113,147	106,232	65,899	59,264
Sub-total for reportable segments	179,203	174,446	106,130	105,249
All Other	5,018	3,905	2,577	1,529
Total	$184,221	$178,351	$108,707	$106,778
(1)The Company’s largest customer represents 15% of total Revenues for the six months ended June 30, 2026 (2025 — 10%). No single customer comprised more than 10% of the Company’s total Accounts Receivable balance as of June 30, 2026. No single customer accounted for more than 10% of the Company’s total Accounts Receivable balance as of December 31, 2025.

The following table presents the Costs and Expenses Applicable to Revenues for the Content Solutions segment that is made available to the CODM as part of the Company’s annual and quarterly financial reporting requirements in accordance with U.S. GAAP:

Content Solutions Segment:	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands of U.S. Dollars)	2026	2025	2026	2025
Revenue	$34,686	$33,965	$66,056	$68,214
Film asset amortization	4,053	5,190	7,895	9,529
Marketing and other selling expenses	4,584	3,415	10,058	5,850
Co-produced film participation expenses	159	82	238	179
Other segment expenses(1)	3,979	2,847	7,634	6,671
Total Costs and Expenses Applicable to Revenues	12,775	11,534	25,825	22,229
Gross Margin	$21,911	$22,431	$40,231	$45,985
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

The following table presents the Costs and Expenses Applicable to Revenues for the Technology Products and Services reportable segment that is made available to the CODM as part of the Company’s annual and quarterly financial reporting requirements in accordance with U.S. GAAP:

Technology Products and Services Segment:	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands of U.S. Dollars)	2026	2025	2026	2025
Revenue	$64,809	$55,639	$113,147	$106,232
Depreciation of equipment supporting JRSAs	5,979	5,716	11,948	11,378
Marketing and other selling expenses	558	409	870	655
Write-down of equipment supporting JRSAs	167	311	174	399
Write-down of inventory	70	91	120	166
Other segment expenses(1)	19,018	18,934	34,136	34,370
Total Costs and Expenses Applicable to Revenues	25,792	25,461	47,248	46,968
Gross Margin	$39,017	$30,178	$65,899	$59,264
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

The following table summarizes the Company’s revenues by geographic area for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended June 30,
(In thousands of U.S. Dollars)	2026	2025	2026	2025
United States	$39,407	$42,391	$68,849	$64,962
Greater China	13,881	17,677	34,449	57,802
Asia (excluding Greater China)	22,899	9,312	35,097	18,603
Western Europe	16,882	14,112	28,085	21,665
Latin America	2,922	2,150	5,466	4,107
Canada	2,536	2,494	4,731	3,896
Rest of the World	4,315	3,548	7,544	7,316
Total	$102,842	$91,684	$184,221	$178,351

The United States, Greater China (which includes the mainland of the People’s Republic of China, Hong Kong, Macau, and Taiwan), Asia (excluding Greater China), and Western Europe each comprise greater than 10% of the Company’s total revenues for the three and six months ended June 30, 2026. The United States, Greater China, Asia and Western Europe each comprise greater than 10% of the Company’s total revenues for the three and six months ended June 30, 2025.

14. Employee’s Pension and Postretirement Benefits

Defined Benefit Plan

The Company has an unfunded defined benefit pension plan, the Supplemental Executive Retirement Plan (the “SERP”), covering its CEO, Richard L. Gelfond. Under the terms of his employment agreement, as amended, the total benefit payable to Mr. Gelfond under the SERP is fixed at $20.3 million.

As of June 30, 2026, the Company’s projected benefit obligation under the SERP was $17.9 million (December 31, 2025 — $17.5 million). For the three and six months ended June 30, 2026, the Company recorded interest costs of $0.2 million and $0.4 million, respectively, (2025 — $0.2 million and $0.4 million, respectively) related to the SERP. The Company expects to recognize additional interest costs of $0.3 million related to the SERP during the remainder of 2026. No contributions are expected to be made to the SERP in 2026.

Postretirement Benefits – Executives

The Company has an unfunded postretirement plan for Mr. Gelfond and Bradley J. Wechsler, former Chairman of the Company’s Board of Directors (the “Executive Postretirement Benefit Plan”).

As of June 30, 2026, the Company’s postretirement benefits obligation under this plan was $0.5 million (December 31, 2025 — $0.5 million). For the three and six months ended June 30, 2026, the Company has recorded an expense of less than $0.1 million, respectively (2025 — less than $0.1 million, respectively) related to this plan.

Postretirement Benefits – Canadian Employees

The Company has an unfunded postretirement plan for its Canadian employees meeting specific eligibility requirements. The Company will provide eligible participants, upon retirement, with health and welfare benefits. As of June 30, 2026, the Company’s postretirement benefits obligation under this plan was $0.9 million (December 31, 2025 — $1.0 million). For the three and six months ended June 30, 2026, the Company has recorded expense of less than $0.1 million, respectively (2025 — less than $0.1 million, respectively) related to this plan.

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

As of June 30, 2026, the benefit obligation related to the Retirement Plan was $4.5 million (December 31, 2025 — $4.4 million) and is recorded on the Company’s Condensed Consolidated Balance Sheets within Accrued and Other Liabilities. As the Retirement Plan is fully vested, the benefit obligation is measured at the present value of the benefits expected to be paid in the future with the accretion of interest recognized in the Condensed Consolidated Statements of Operations within Retirement Benefits Non-Service Expense.

The Retirement Plan is funded by an investment in company-owned life insurance (“COLI”), which is recorded at its fair value on the Company’s Condensed Consolidated Balance Sheets within Prepaid Expenses. As of June 30, 2026, fair value of the COLI asset was $3.9 million (December 31, 2025 — $3.8 million). Gains and losses resulting from changes in the cash surrender value of the COLI asset are recognized in the Condensed Consolidated Statements of Operations within Realized and Unrealized Investment Gains.

15. Financial Instruments

Financial Instruments

The Company’s cash is invested with various major financial institutions. The Company’s $159.9 million balance of cash and cash equivalents as of June 30, 2026 (December 31, 2025 — $151.2 million) included $150.1 million in cash held outside of Canada (December 31, 2025 — $137.4 million), of which $110.5 million was held in the PRC (December 31, 2025 — $97.2 million).

Fair Value Measurements

The carrying values of the Company’s Cash and Cash Equivalents, Accounts Receivable, Variable Consideration, Accounts Payable and Accrued Liabilities due within one year approximate their fair values due to the short-term maturity of these instruments. Including these instruments, the Company’s financial instruments consisted of the following:

	As of June 30, 2026		As of December 31, 2025
(In thousands of U.S. Dollars)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Level 2
Net financed sales receivables(1)	$87,331	$83,598	$90,799	$87,677
Net investment in sales-type leases(1)	31,065	28,068	31,155	28,200
2030 Convertible notes(2)	(250,000)	(285,788)	(250,000)	(278,708)
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

The Company has entered into a series of foreign currency forward contracts to manage the risks associated with the volatility of foreign currencies. Certain of these foreign currency forward contracts met the criteria required for hedge accounting under the Derivatives and Hedging Topic of the FASB ASC at inception, and continued to meet hedge effectiveness tests as of June 30, 2026 (the “Foreign Currency Hedges”), with settlement dates throughout 2026 and 2027. Foreign currency derivatives are recognized and measured on the Condensed Consolidated Balance Sheets at fair value. Changes in the fair value (i.e., gains or losses) are recognized in the Condensed Consolidated Statements of Operations except for derivatives designated and qualifying as foreign currency cash flow hedging instruments. The Company currently has cash flow hedging instruments associated with Selling, General and Administrative Expenses. For foreign currency cash flow hedging instruments related to Selling, General and Administrative Expenses, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in Accumulated Other Comprehensive Loss (“AOCI”) and reclassified to the Condensed Consolidated Statements of Operations when the forecasted transaction occurs. Any ineffective portion is recognized immediately in the Condensed Consolidated Statements of Operations.

The following tabular disclosures reflect the impact that derivative instruments and hedging activities have on the Company’s Condensed Consolidated Financial Statements:

Notional value of derivatives in foreign exchange contracts:

	June 30,	December 31,
(In thousands of U.S. Dollars)	2026	2025
Derivatives designated as hedging instruments:
Foreign exchange contracts — Forwards	$46,255	$48,357

Fair value of derivatives in foreign exchange contracts:

		June 30,	December 31,
(In thousands of U.S. Dollars)	Balance Sheet Location	2026	2025
Derivatives designated as hedging instruments:
Foreign exchange contracts — Forwards	Other assets	$—	$992
	Accrued and other liabilities	(892)	(2)
		$(892)	$990

Derivatives in foreign currency hedging relationships are as follows:

		Three Months Ended		Six Months Ended
		June 30,		June 30,
(In thousands of U.S. Dollars)		2026	2025	2026	2025
Foreign exchange contracts — Forwards	Derivative (Loss) Gain Recognized in OCI (Effective Portion)	$(804)	$2,520	$(1,435)	$1,805

		Three Months Ended		Six Months Ended
		June 30,		June 30,
(In thousands of U.S. Dollars)	Location of Derivative Gain (Loss) Reclassified from AOCI (Effective Portion)	2026	2025	2026	2025
Foreign exchange contracts — Forwards	Selling, general and administrative expenses	$106	$(292)	$448	$(1,627)

The Company’s estimated net amount of the existing loss as of June 30, 2026 is $0.8 million, which is expected to be reclassified to the Condensed Consolidated Statements of Operations within the next twelve months.

16. Non-Controlling Interests

IMAX China Non-Controlling Interest

As of June 30, 2026, the Company indirectly owned 71.57% of the outstanding equity interest in IMAX China, whose shares trade on the Hong Kong Stock Exchange (December 31, 2025 — 71.57%). IMAX China remains a consolidated subsidiary of the Company. As of June 30, 2026, the balance of the Company’s non-controlling interest in IMAX China was $93.8 million (December 31, 2025 — $89.2 million). For the three and six months ended June 30, 2026, the net income attributable to the non-controlling interest in IMAX China was $0.5 million and $2.3 million, respectively (2025 — $1.0 million and $6.8 million, respectively).

17. Restructuring Charges and Other Impairments

In each of the three and six months ended June 30, 2026, the Company incurred $2.3 million (2025 — $0.8 million, respectively) in Restructuring charges and other impairments in the Condensed Consolidated Statements of Operations.

During the second quarter, the Company recognized an impairment charge of $2.0 million (2025 — $nil) on an individual documentary film asset following a reassessment of estimated future revenues. The revised estimates reflects updates to estimated market performance and future monetization of the title.

In addition, in the three and six months ended June 30, 2026, the Company incurred termination charges of $0.3 million (2025 — $0.8 million, respectively) in connection with its plan to optimize its organizational structure, including eliminating redundant roles, addressing spans and layers to capture efficiencies and centralizing certain operational roles.

As of June 30, 2026, the Company’s liability was $0.6 million (December 31, 2025 — $1.4 million) on the Consolidated Balance Sheets within Accrued and other liabilities related to Restructuring charges and other impairments.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Presented below is Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) for IMAX Corporation (together with its consolidated subsidiaries, unless the context requires otherwise, “IMAX” or the “Company”) for the three and six months ended June 30, 2026 and 2025. This MD&A should be read in conjunction with the accompanying Condensed Consolidated Financial Statements in Item 1 as well as the Company’s audited consolidated financial statements and related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended December 31, 2025 included in the Company’s 2025 Annual Report on Form 10-K (the “2025 Form 10-K”).

As of June 30, 2026, the Company indirectly owned 71.57% of the outstanding equity interest in IMAX China Holding, Inc. (“IMAX China”), whose shares trade on the Hong Kong Stock Exchange. IMAX China is a consolidated subsidiary of the Company. For the six months ended June 30, 2026, net income attributable to IMAX China was $8.1 million, of which $5.8 million was attributable to the shareholders of the Company (2025 — $23.7 million and $17.0 million, respectively).

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

Certain statements included in this quarterly report may constitute “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 or “forward-looking information” within the meaning of Canadian securities laws. Words such as “anticipate,” “assume,” “believe,” “continue,” “could,” “drive,” “estimate,” “expect,” “forecast,” “future,” “if,” “improvement,” “likely,” “may,” “plan,” “possibility,” “potential,” “project,” “projection,” “prospect,” “remain,” “runway,” “scheduled,” “seek,” “strategy,” “subject to,” “upcoming,” “will,” “would,” or the negative thereof, and similar expressions identify forward-looking statements and information. These forward-looking statements and information include, but are not limited to, statements regarding the Company’s business and technology strategies and measures to implement such strategies, including with respect to its brand extensions and re-positionings and new business initiatives; the Company’s competitive strengths, goals, market opportunity and penetration, including opportunities in and expected growth from international markets, momentum and runway for expansion and growth of business, networks, operations and technology; future cash flow and revenue realization; capital allocation, including the amount and nature of future capital expenditures and the sufficiency of capital and liquidity to fund the Company’s anticipated operating needs; the Company’s capital structure, including the incurrence and repayment of debt and the impact of its restrictive debt covenants on operating and financial flexibility; anticipated contributions to pension and postretirement benefit plans; the Company’s technological capabilities and the differentiation thereof, including with respect to artificial intelligence (“AI”); the Company’s ability to enhance its brand equity and brand awareness and the benefits thereof; industry prospects and developments and shifts in consumer behavior; the Company’s upcoming film slate and content pipeline, including the timing and performance thereof; and plans and references to the future success of the Company and expectations regarding its future operating, financial and technological results.

These forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform with the expectations and predictions of the Company is subject to a number of risks and uncertainties, including, but not limited to: risks associated with the Company’s investments, operations and future expansion in foreign jurisdictions, including the impact of economic, political and regulatory policies and laws of the United States, Canada, and China, tariffs and other trade regulations, and economic and trade tensions, trade wars, and geopolitical conflicts; risks related to the Company’s growth and operations in China, including industry conditions affecting both the Company and its partners; the ability of the Company’s exhibitor customers to fulfill their contractual payment obligations; risks related to the Company’s ability to attract and retain its employee population or the loss of the Company’s key personnel; the performance of IMAX remastered films and other films released to the IMAX network; conditions, changes and developments in the commercial exhibition industry; the Company’s ability to enter into new IMAX theater system agreements and sales and lease agreements and the effects thereof ; fluctuations in operating results and cash flow; currency fluctuations and foreign exchange controls; the potential impact of increased competition in the markets within which the Company operates, including competitive actions by other companies; the ability of the Company to respond to change and advancements in technology, including with respect to AI products and AI-generated content; the potential impacts of consolidation among commercial exhibitors and studios; success of brand extensions and new business initiatives; conditions and competition in the in-home (including streaming) and out-of-home entertainment industries; the Company’s ability to identify and pursue new business opportunities (or lack thereof); cybersecurity and data privacy incidents; the Company’s ability to protect its intellectual property and to avoid infringing, misappropriating, or violating the intellectual property rights of others; effects of environmental laws and regulations, including with respect to climate change; weather conditions and natural disasters that may disrupt or harm the Company’s business; effects of the Company’s indebtedness on its cash flow and business activities and the Company’s ability to comply with its debt agreements; general economic, market or business conditions; sustained inflationary pressure; political, economic and social instability and the resulting disruptions to the Company’s operations or supply chain; the Company’s ability to convert system backlog into revenue and cash flows; accuracy of assumptions underlying goodwill impairment assessment and fair value measurements; changes in laws, regulations or accounting principles; any statements of belief and any statements of assumptions underlying any of the foregoing; other factors and risks outlined in the Company’s periodic filings with the United States Securities and Exchange Commission (the “SEC”) or in Canada, the System for Electronic Data Analysis and Retrieval (“SEDAR+”); and other factors, many of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this quarterly report are qualified by these cautionary statements, and actual results or anticipated developments by the Company may not be realized, and even if substantially realized, may not have the expected consequences to, or effects on, the Company. The forward-looking statements herein are made only as of the date hereof and the Company undertakes no obligation to update publicly or otherwise revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

IMAX has the largest global premium format network, more than double the size of its nearest competitor. As of June 30, 2026, there were 1,876 IMAX Systems operating in locations in 91 countries and territories, including 1,809 commercial multiplexes, 10 commercial destinations, and 57 institutional locations in the Company’s global network. This compares to 1,821 IMAX Systems operating in locations in 89 countries and territories as of June 30, 2025, including 1,750 commercial multiplexes, 11 commercial destinations, and 60 institutional locations in the Company’s global network. (Refer to the table under “IMAX Network and Backlog” for additional information on the composition of the IMAX network.)

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

The Company believes that the benefits related to the enhanced and differentiated image quality and film aspect ratio enable audiences in IMAX locations to feel as if they are a part of the on-screen action, creating a more intense, immersive, and awe-inspiring experience than a conventional cinematic format. For additional discussion, see section titled “Sources of Revenue—IMAX Film Remastering and Distribution” below.

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

The Company achieved global box office of $544.5 million in the first half of 2026. The Company’s first half global box office was derived from 63 new pieces of content distributed across its global network. The first half was highlighted by the performance of the Filmed For IMAX® title Project Hail Mary, in which IMAX captured 20% of the opening weekend global box office, despite IMAX representing less than 1% of screens worldwide. Global box office in the first half of 2026 also included carry-over of Avatar: Fire and Ash and the break-out biopic music centered film title Michael. The Company continues to expand its local language strategy with 34 releases across 11 countries and territories, including first time releases in Brazil and Taiwan, China. The total first half local language box office was $81 million (or 15% of global box office), led by the Chinese film, Pegasus 3. Despite increasing competition for consumer attention across both out‑of‑home and in‑home entertainment, demand for The IMAX Experience continues to strengthen among theatergoers. During the first half of 2026, the Company’s trailing twelve month domestic box office market share was 5.2% and global market share was 3.7%. See “Results of Operations” below for a discussion of the Company’s 2026 three and six months results as compared to the prior year periods.

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

Filmed For IMAX is IMAX’s filmmaker partnership program. Filmmakers who participate in the program leverage IMAX technology throughout the production process to deliver a movie that is meant to be seen in an IMAX location. From pre-production through to release, the Company works closely with filmmakers to maximize The IMAX Experience for audiences. Filmed For IMAX movies are shot using either an IMAX certified digital camera or an IMAX film camera, with the IMAX Post-Production team working closely with the filmmaker from camera testing before the shoot begins, to on-set support, to test screenings, and post-production. Most Filmed For IMAX movies leverage IMAX’s exclusive expanded aspect ratio for select sequences and, occasionally, the entire film, and benefit from unique marketing support. The global box office metrics have demonstrated audiences respond extremely favorably to Filmed For IMAX titles, resulting in a higher market share for IMAX. In the first half of 2026, Filmed For IMAX titles on average indexed approximately 10% higher than titles with no IMAX DNA.

Management believes that growth in global box office represents an important growth opportunity for the Company. The Company’s strategy to capitalize on this opportunity includes expanding the IMAX network into underpenetrated international markets and growing the number of local language films released, particularly in Japan, France, India, and South Korea. As the popularity of local language films has continued to increase, the Company has extended its content strategy to distribute local language content beyond native markets. For the six months ended June 30, 2026, local language films exhibited across the Company’s global network generated $81 million in box office, representing 15% of the Company’s global box office.

The following table provides the number of new films and other content released to the Company’s global network during the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Hollywood film releases(1)	11	8	18	15
Local language film releases:
China	7	4	10	10
Japan	4	1	9	4
France	2	—	3	2
India	1	1	3	6
South Korea	1	2	3	4
Saudi Arabia	1	1	1	1
Brazil	1	—	1	—
Vietnam	—	—	1	1
Indonesia	—	—	1	1
Thailand	—	—	1	—
Taiwan, China	—	—	1	—
Egypt	—	1	—	1
Total local language film releases	17	10	34	30
Other content experiences	4	3	11	9
	32	21	63	54
(1)For the three and six months ended June 30, 2026, the films released to the Company’s global network include three and seven with IMAX DNA (2025 — six and seven).

In addition to the 63 IMAX new films and other content experiences released on the Company’s global network during the six months ended June 30, 2026, the Company has announced the following 32 new films and other content experiences for release in the remainder of 2026:

Title	Studio	Scheduled Release Date(1)	IMAX DNA
Minions & Monsters	Universal Pictures	July 2026	—
Keep Real(2)	Damai Pictures	July 2026	—
F1® on Apple TV Live in IMAX: Silverstone Race	Apple TV	July 2026	—
Kung Fu Soccer(2)	Maoyan	July 2026	—
Moana	Walt Disney Pictures	July 2026	—
Hope(2)	Plus M Entertainment	July 2026	—
The Odyssey	Universal Pictures	July 2026	Filmed for IMAX
Kingdom 5(2)	Toho Cinemas	July 2026	—
All Wishes Come True!(2)	Maoyan	July 2026	—
Chiikawa: The Secret of Mermaid Island(2)	Toho Cinemas	July 2026	—
Peng Hu(2)	Filmko Pictures	July 2026	—
The Decisive Moment(2)	Damai Pictures	July 2026	—
Spider-Man: Brand New Day(2)	Sony Pictures	July 2026	—
Blue Lock(2)	Toho Cinemas	August 2026	—
The End of Oak Street	Warner Bros. Pictures	August 2026	Filmed for IMAX
The Confession of a Shaman(2)	M Studio	August 2026	—
Tokyo Mer 3(2)	Toho Cinemas	August 2026	—
Ghost: 2 Big 2 Rig	Trafalgar Releasing	August 2026	—
The Dog Stars	Walt Disney Pictures	August 2026	—
Toxic(2)	KVN Productions	August 2026	—
F1® on Apple TV Live in IMAX: Monza Race	Apple TV	September 2026	—
Don’t Look Back in Anger	Walt Disney Pictures	September 2026	—
Resident Evil	Sony Pictures	September 2026	Filmed for IMAX
Digger	Warner Bros. Pictures	October 2026	—
Street Fighter	Paramount Pictures	October 2026	Filmed for IMAX
F1® on Apple TV Live in IMAX: Austin Race	Apple TV	October 2026	—
Ramayana(2)	DNEG	Diwali 2026	Filmed For IMAX
Godzilla Minus Zero(2)	Toho Cinemas	November 2026	Filmed for IMAX
Hunger Games: Sunrise on the Reaping	Lionsgate	November 2026	—
Untitled Fincher Project	Netflix	November 2026	—
Dune: Part Three	Warner Bros. Pictures	December 2026	Filmed for IMAX
Avengers: Doomsday(2)	Walt Disney Studios	December 2026	—
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

The Company believes that the IMAX network is a valuable global platform to launch and distribute original content, including documentaries. The ownership rights to such films may be held by the film sponsors, the film investors and/or the Company. As of June 30, 2026, the Company had distribution rights with respect to approximately 75 films, which cover subjects such as space, wildlife, music, sports, history, and natural wonders.

In early 2026, The Lost Wolves of Yellowstone, in collaboration with Grizzly Creek Films LLC, and French language documentary Athos, produced by Federation Studio France, were released. In April 2026, the Company released the restored for IMAX documentary Cave of Forgotten Dreams, in collaboration with Independent Film Company. In 2026, the Company plans to release the documentary Portrait of an Artist in collaboration with The National Basketball Association (“NBA”), Unanimous Media, and Religion of Sports, offering an intimate glimpse into the life of NBA superstar Stephen Curry. Upcoming 2026 documentaries which are currently in production include Stormbound, produced by Academy Award-winning producer, Adam McKay; and Frontier, produced in collaboration with Nocturnal Entertainment Productions, LLC, Atlas Entertainment LLC, and Believe Entertainment Group, LLC. The Elephant Odyssey, a documentary in collaboration with Beach House Pictures Pte Ltd and China International Communications Group, is expected to be released in 2027.

In addition, the Company continues to evolve its platform to bring new, innovative IMAX events and experiences to audiences worldwide. As of June 30, 2026, the Company has 252 connected IMAX locations worldwide. Furthermore, the Company can use its live streaming technologies to deliver events to additional IMAX locations around the world.

In the six months ended June 30, 2026, the Company partnered with various studios and distributors on a number of alternative content releases and exclusive events. These included the releases of EPiC: Elvis Presley in Concert (Neon Rated and Universal Pictures), Stray Kids: The dominATE Experience (Bleecker Street and Universal Pictures), Twenty One Pilots: More Than We Ever Imagined (Trafalgar Releasing), Eric Church: Evangeline vs. The Machine Comes Alive (Mercury Studios), TOMMY in IMAX (50th Anniversary) (Sony Pictures), and limited releases of Marty Supreme (A24) and Memento (China Film Group). The Company partnered with MGM Studios in March 2026 and Universal Pictures in June 2026 to present exclusive Q&A livestreams in advance of screenings of Project Hail Mary and Disclosure Day, respectively, across select connected IMAX locations in North America. The Company partnered with Apple TV to livestream select races from the 2026 FIA Formula One World Championship across North America, including the Miami Grand Prix in May 2026 and the Monaco Grand Prix in June 2026.

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

Joint Revenue Sharing Arrangements

The Company also provides IMAX Systems to exhibitors through joint revenue sharing arrangements (“JRSA(s)”). Under the traditional form of these arrangements, the Company provides the IMAX System under a long-term lease in which the Company assumes the majority of the equipment and installation costs. In exchange for its upfront investment, the Company, generally, earns rent based on a percentage of contingent box office receipts rather than requiring the customer to pay a fixed upfront fee or fixed annual minimum payments. Rental payments from the customer are required throughout the term of the arrangement and are typically due either monthly or quarterly. The Company retains title to the IMAX System equipment components throughout the lease term, and the equipment is returned to the Company at the conclusion of the arrangement.

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

JRSAs have been an important factor in the expansion of the Company’s commercial system network. JRSAs allow commercial theater exhibitors to install IMAX Systems without the significant initial capital investment required in a sale or sales-type lease arrangement. JRSAs drive recurring cash flows and earnings for the Company as customers under these arrangements pay the Company a portion of their ongoing box office receipts. The Company funds its investment in equipment for JRSAs through cash flows from operations. As of June 30, 2026, the Company had 881 locations under JRSAs in its global commercial multiplex network. The Company also had contracts in backlog for 187 IMAX systems under JRSAs as of June 30, 2026, including 88 new locations and 99 upgrades to existing locations.

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

3.Device Certification & Calibration: Establishes IMAX quality standards for consumer devices to ensure playback meets IMAX benchmarks. It assures that the enhancement and preservation of quality applied upstream for both Live and On-Demand workflows are maintained faithfully and experienced as intended on consumer devices, including but not limited to TVs, soundbars, automotive, and other device segments. As of June 30, 2026, IMAX Enhanced certified devices in-market are with partners including Goer Dynamics, Sony Electronics, Hisense, TCL, LG, and Philips.

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

Other

All Other also includes revenues from sources including one owned and operated IMAX System in Sacramento, California; a commercial arrangement with one theater resulting in the sharing of profits and losses; the provision of management services to three other theaters; and merchandising revenue including IMAX branded merchandise and cooperative merchandising with studios.

IMAX NETWORK AND BACKLOG

IMAX Network

The following table provides detailed information about the IMAX network by type and geographic location as of June 30, 2026 and 2025. For additional information regarding the composition of the IMAX network, see “Marketing and Customers” in Part I, Item 1 of the Company’s 2025 Form 10-K.

	June 30, 2026				June 30, 2025
	Commercial Multiplex	Commercial Destination	Institutional	Total	Commercial Multiplex	Commercial Destination	Institutional	Total
United States	389	4	24	417	375	4	24	403
Canada	37	1	5	43	44	1	5	50
Greater China(1)	800	—	12	812	796	—	13	809
Asia (excluding Greater China)	208	1	2	211	187	1	2	190
Western Europe	158	3	7	168	142	4	7	153
Latin America(2)	64	1	6	71	62	1	7	70
Rest of the World	153	—	1	154	144	—	2	146
Total(3)	1,809	10	57	1,876	1,750	11	60	1,821
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

IMAX currently estimates a worldwide commercial multiplex addressable market of 4,466 locations, of which there are 1,809 IMAX Systems operating as of June 30, 2026, representing a market penetration of only 41%. The Company believes that the majority of its future growth will come from international markets. As of June 30, 2026, 76% of IMAX Systems in the global commercial multiplex network were located within international markets (defined as all countries other than the United States and Canada). Revenues and gross box office (“GBO”) derived from international markets continue to exceed revenues and GBO from the United States and Canada. Risks associated with the Company’s international business are outlined in “Risk Factors – The Company conducts business internationally, which exposes it to uncertainties and risks that could negatively affect its operations, sales and future growth prospects” in Part II, Item 1A of this Form 10-Q.

The following tables provide detailed information about IMAX Systems operating in multiplex locations by arrangement type and geographic location as of June 30, 2026 and 2025:

	June 30, 2026
	Commercial Multiplex Locations in IMAX Network
	Traditional JRSA	Hybrid JRSA	Sales Arrangements(1)	Total
Domestic Total (United States & Canada)	275	2	149	426
International:
Greater China	397	66	337	800
Asia (excluding Greater China)	59	1	148	208
Western Europe	50	13	95	158
Latin America	5	—	59	64
Rest of the World	13	—	140	153
International Total	524	80	779	1,383
Worldwide Total(2)(3)	799	82	928	1,809
(1)Includes Sales and Sales-Type Lease deal types.
(2)Period-to-period changes in the tables above are reported net of permanently closed systems.
(3)Includes zero and 31 IMAX Systems that were converted from Hybrid JRSA arrangement types to Sales Arrangements during the three and six months ended June 30, 2026.

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

Backlog

The following tables provide detailed information about the Company’s backlog by arrangement type and geographic location as of June 30, 2026 and 2025:

	June 30, 2026
	IMAX System Backlog
	Traditional JRSA	Hybrid JRSA	Sales Arrangements(1)	Total
Domestic Total (United States & Canada)	84	2	29	115
International:
Greater China(4)	79	3	114	196
Asia (excluding Greater China)	12	—	40	52
Western Europe	4	—	7	11
Latin America	—	—	6	6
Rest of the World	3	—	38	41
International Total	98	3	205	306
Worldwide Total(2)(3)	182	5	234	421
(1)Includes Sales and Sales-Type Lease deal types.
(2)Worldwide Total of 421 includes 202 new IMAX Laser Systems and 158 upgrades of existing locations to IMAX Laser Systems.
(3)Worldwide Total of 421 includes 263 new systems and 158 upgrades.
(4)Greater China backlog changes include first half installations along with restructuring of certain contracts resulting in cancellation of backlog for 17 system locations deemed mutually to no longer be beneficial to IMAX and its exhibition customers.

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
(3)Worldwide Total of 501 includes 356 new systems and 145 upgrades.

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

As of June 30, 2026, 73% of IMAX System arrangements in backlog were scheduled to be installed in international markets (2025 — 74%).

(See “Risk Factors – The Company may not convert all of its backlog into revenue and cash flows.” in Part I, Item 1A of the Company’s 2025 Form 10-K.)

Signings and Installations

The following tables provide detailed information about IMAX System signings and installations for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
System Signings:
Sales Arrangements(1)	29	15	50	34
Traditional JRSA(2)	7	13	9	89
Total IMAX System signings(3)	36	28	59	123
(1)Includes Sales and Sales-Type Lease deal types.
(2)Includes 70 Traditional JRSA IMAX System signings with AMC Entertainment in 2025.
(3)Includes IMAX System upgrades of seven and 20 for the three and six months ended June 30, 2026, respectively (2025 ― two and 60 upgrades, respectively).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
System Installations(1):
Sales Arrangements(2)	18	13	26	26
Traditional JRSA	20	23	31	31
Total IMAX System installations(3)	38	36	57	57
(1)Two IMAX Systems were relocated from their original location for the three and six months ended June 30, 2026, respectively (2025 ― zero and three, respectively). When a system is relocated, the amount of revenue earned by the Company may vary from transaction-to-transaction and is usually less than the amount earned for a new sale. In certain situations when a system is relocated, the original location is upgraded to an IMAX Laser System.
(2)Includes Sales and Sales-Type Lease deal types.
(3)Includes 21 and 32 IMAX System upgrades for the three and six months ended June 30, 2026, respectively (2025 ― 18 and 25 upgrades, respectively).

RESULTS OF OPERATIONS

The Company’s results for the first half of 2026 reflect variability driven by the timing, mix and geographic distribution of global box office performance. The year-over-year decline in total global box office was primarily attributable to an unusually strong prior-year comparison in Greater China. Domestic and other international markets experienced strong box office growth, driven by the performance of Hollywood titles and Filmed For IMAX releases. The Company’s future results may continue to be affected by the timing and performance of major film releases, the mix of Hollywood and local language content, and the geographic concentration of box office revenues, as well as by variability in system installations and box office-driven revenues. In addition, broader macroeconomic conditions, including global economic uncertainty, supply chain disruptions, inflationary pressures and geopolitical tensions and conflicts, could adversely impact consumer demand and the Company’s ability to deliver and install IMAX systems, any of which could materially affect the Company’s financial condition and results of operations.

Results of Operations for the Three Months Ended June 30, 2026 and 2025

Net Income and Adjusted Net Income Attributable to Common Shareholders

The following table presents the Company’s net income attributable to common shareholders and net income attributable to common shareholders per diluted share amounts, as well as adjusted net income attributable to common shareholders(1) and adjusted net income attributable to common shareholders per diluted share for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026		2025
(In thousands of U.S. Dollars, except per diluted share amounts)	Net Income	Per Diluted Share	Net Income	Per Diluted Share
Net income attributable to common shareholders	$15,402	$0.27	$11,255	$0.20
Adjusted net income attributable to common shareholders(1)	$24,209	$0.43	$14,607	$0.26
(1) Refer to “Non-GAAP Financial Measures” for a description of this non-GAAP financial measure and a reconciliation to the most comparable GAAP amount.

Revenues and Gross Margin

For the three months ended June 30, 2026, the Company’s revenues and gross margin were $102.8 million and $62.9 million, respectively. In comparison to the prior year second quarter, the Company’s revenues and gross margin increased by $11.2 million, or 12%, and $9.3 million, or 17%, respectively, principally due to a higher number of IMAX system installations under sales type arrangements and stronger IMAX box office performance across rest of world markets of 24%.

The following table presents the Company’s revenue, gross margin, and gross margin percentage by reportable segment for the three months ended June 30, 2026 and 2025:

	Revenue		Gross Margin		Gross Margin %
(In thousands of U.S. Dollars)	2026	2025	2026	2025	2026	2025
Content Solutions	$34,686	$33,965	$21,911	$22,431	63%	66%
Technology Products and Services	64,809	55,639	39,017	30,178	60%	54%
Sub-total for reportable segments	99,495	89,604	60,928	52,609	61%	59%
All Other(1)	3,347	2,080	1,968	993	59%	48%
Total	$102,842	$91,684	$62,896	$53,602	61%	58%
(1)All Other includes the results from Streaming and Consumer Technology and other ancillary activities.

Content Solutions

For the three months ended June 30, 2026, Content Solutions segment revenues and gross margin increased by $0.7 million, or 2%, and decreased by $0.5 million, or 2%, respectively, when compared to the same period in 2025.

In the second quarter of 2026, box office generated by IMAX films totaled $284.8 million, a $3.8 million, or 1% increase versus the prior year comparative period of $281.1 million. In the second quarter of 2026, IMAX box office was generated by the exhibition of 35 films (32 new films and three re-releases), including the following Hollywood titles: Michael ($69 million), The Mandalorian & Grogu ($42 million), and The Super Mario Galaxy Movie ($39 million). Furthermore, in the second quarter of 2026, local language films exhibited across the Company’s global network generated $18.7 million in box office, representing 7% of its global box office including the Japanese local language film, Detective Conan: Fallen Angel of the Highway ($5 million).

In the second quarter of 2025, IMAX box office was generated by the exhibition of 22 films and other content (21 new films and 1 re-release), including the following Hollywood titles, Mission: Impossible - The Final Reckoning ($75 million), Sinners ($40 million), F1 The Movie ($32 million) and Thunderbolts ($31 million). Furthermore, in the second quarter of 2025, local language films exhibited across the Company’s global network generated $19.8 million in box office, representing 7% of its global box office.

In the second quarter of 2026, the Company released three movies that were filmed with IMAX proprietary cameras (Filmed For IMAX): Mortal Kombat II, The Mandalorian & Grogu and Supergirl. Filmed For IMAX movies historically have performed disproportionately well at the box office, and for Supergirl, IMAX delivered approximately 20% or more of the opening weekend domestic box office, despite accounting for only 1% of available screens.

In addition to the level of revenues, Content Solutions segment gross margin is influenced by the costs associated with films and other content exhibited in the period. These costs can include production, post-production, distribution, and marketing, which are expensed as incurred. For the three months ended June 30, 2026, gross margin percent was 63% compared to 66% in the prior year period. The decrease in gross margin reflects the mix of IMAX box office, amount of marketing spend and level of box office outperformance.

Technology Products and Services

The following table provides information about IMAX Systems installed and the associated revenue recognized at that time, except for traditional JRSAs as revenue is recognized over the lease term, during the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026		2025
(In thousands of U.S. Dollars, except number of systems)	Number of Systems	Revenue	Number of Systems	Revenue
New IMAX Systems	11	$11,551	11	$11,206
Upgraded IMAX Systems	7	7,005	2	1,878
Total IMAX Systems	18	$18,556	13	$13,084

In the three months ended June 30, 2026, one IMAX System was relocated from its original location (2025 ― no IMAX Systems were relocated from their original locations). When a system under a sale or sales-type lease arrangement is relocated, the amount of revenue earned by the Company may vary from transaction to transaction and is typically lower than a new IMAX system. In certain situations when a system is relocated, the original location is upgraded to an IMAX Laser System.

For the three months ended June 30, 2026, Technology Products and Services segment revenue and gross margin increased by $9.2 million, or 16%, and $8.8 million, or 29%, respectively, when compared to the same period in 2025. The higher level of revenue was primarily driven by higher revenues from variable consideration recognized on IMAX systems installed under sales arrangements in the current period. The increases in revenue were also partially driven by a $1.9 million increase in revenue contribution from the impact of amendments, renewals and other adjustments to existing IMAX Systems arrangements.

In the three months ended June 30, 2026, IMAX GBO from JRSAs decreased $5.1 million compared to the prior year period, from $125.1 million to $120.0 million. While IMAX GBO from JRSAs declined, rental revenues increased by $1.2 million to $19.9 million from $18.7 million in the prior year comparative period, which reflects lower box office performance fully offset by higher average rental rates resulting from the geographic box office mix coupled with additional rent specifically earned from locations in which the Company has invested in lease incentives.

For the three months ended June 30, 2026, gross margin percent was 60% compared to 54% in the prior period, which primarily reflects the impact of higher variable consideration estimates, amendments, renewals and other adjustments as described above.

All Other

For the three months ended June 30, 2026, All Other revenue and gross margin increased by $1.3 million and $1.0 million, respectively, when compared to the same period in 2025, which principally reflects the results of the Company’s SCT business expansion of offerings to Goer Dynamics Group Co., Ltd. (“Goer Dynamics”) under an automotive consumer device partnership, following the re-positioning and relaunch in late 2025 under the brand of IMAX Enhanced, and increased sales of the Company’s merchandise.

Selling, General and Administrative Expenses

The following table presents information about the Company’s Selling, General and Administrative Expenses for the three months ended June 30, 2026 and 2025:

	Three Months Ended
	June 30,		Variance
(In thousands of U.S. Dollars)	2026	2025	$	%
Total Selling, general and administrative expenses	$34,528	$35,302	$(774)	(2%)
Less: Share-based compensation(1)	(7,315)	(6,862)	(453)	(7%)
Total selling, general and administrative expenses, excluding share-based compensation(2)	$27,213	$28,440	$(1,227)	(4%)
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

For the second quarter of 2026, the lower level of Selling, General and Administrative Expenses year-over-year reflects management’s continued focus on operational efficiencies, including workforce reductions, and a shift in timing of annual corporate events and other expenses. Additionally, influencing the prior period, were $2.5 million in benefits resulting from an Employee Retention Credit as a reduction to Selling, General and Administrative expenses, partially offset by higher annual incentive compensation costs.

Research and Development

For the three months ended June 30, 2026, Research and Development expenses were $1.7 million, representing an increase of $0.2 million or 13%, when compared to expenses of $1.5 million during the same period in the prior year. The Company continues to expense its investment in other projects, including in the development of new product offerings, data and software projects and improvements to its existing IMAX System product suite.

Credit Loss Expense (Reversal), Net

For the three months ended June 30, 2026, the Company recorded a credit loss expense of $1.5 million, as compared to a credit loss reversal of $0.2 million recognized in the prior year. The year over year change was primarily due to higher reserves established for specific exhibitor customers in China resulting from a deterioration in customer credit quality.

Overall, continued strong global box office performance has contributed to consistent collections. Strong theatrical attendance, driven by a robust film slate, has increased and accelerated cash inflows from studio and exhibitor customers. This trend reflects the continued consumer demand for premium cinematic experiences and effectiveness of IMAX's strategic initiatives to partner with filmmakers, studios, and exhibitors to deliver higher levels of box office.

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

Interest Expense and Interest Income

For the three months ended June 30, 2026, interest expense was $2.0 million, representing an increase of less than $0.1 million, or 2% when compared to interest expense of $1.9 million during the same period of the prior year primarily due to a higher level of borrowings under the Credit Facility (as defined under “—Liquidity and Capital Resources” below), including $1.2 million paid for lease incentives provided to exhibitor customers, in the current period offset by lower average interest rates. The effective interest rate for the three months ended June 30, 2026 was 5.14% (2025 — 6.17%).

For the three months ended June 30, 2026 and 2025, interest income was $0.7 million and $1.1 million, respectively. Interest income primarily comprises interest earned on bank deposits.

Income Taxes

For the three months ended June 30, 2026, the Company recorded an income tax expense of $3.5 million (2025 — $1.2 million). The Company’s effective tax rate of 18.1% for the three months ended June 30, 2026 (2025 — 8.9%), reflects the geographic allocation of income earned in taxing jurisdictions and a decrease in the valuation allowance and tax reserves, partially offset by withholding taxes.

Management evaluates the realizability of deferred tax assets on a quarterly basis by considering all available positive and negative evidence, including recent operating results, forecasts of future taxable income, and other relevant factors specific to our industry such as the success of new film releases. Based on the Company’s recent operating results in Canada and its expectation of continued profitability, management believes there is a reasonable possibility that sufficient positive evidence may become available within the next twelve months to support the release of some or all of the valuation allowance recorded against its Canadian deferred tax assets. However, as of June 30, 2026, management has concluded that the available positive evidence is not yet sufficient to overcome the remaining negative evidence and support realization of those deferred tax assets. Any such release would result in a material income tax benefit in the period the conclusion is reached. At December 31, 2025, the amount of the Canadian valuation allowance was $55.5 million. The timing and amount of a valuation allowance release will depend on the Company’s ability to generate sufficient taxable income in Canada, macroeconomic conditions, and other factors affecting management’s assessment.

As disclosed in Note 2 — Summary of Significant Accounting Policies of the 2025 Form 10-K, the Company is subject to ongoing tax audits. Subsequent to June 30, 2026, the Company received a proposal letter from the Canada Revenue Agency related to an examination of international matters in prior taxation years. Any potential reassessment encompasses an ultimate resolution involving multiple tax jurisdictions, which may result in offsetting tax differences from what was originally recognized in its financial statements. The Company continues to believe that it has adequately accounted for all uncertain tax positions, including this pending notice of reassessment.

Non-Controlling Interests

For the three months ended June 30, 2026, the net income attributable to non-controlling interests of the Company’s subsidiaries was $0.5 million, a decrease of $0.5 million, when compared to the same period in 2025, which was driven by the lower level of IMAX box office earned in Greater China.

Restructuring Charges and Other Impairments

For the three months ended June 30, 2026, the Company recorded $2.3 million (2025 — $0.8 million) in Restructuring charges and other impairments.

During the quarter, the Company recognized an impairment charge of $2.0 million (2025 — $nil) on an individual documentary film asset following a reassessment of estimated future revenues. The revised estimates reflect updates to estimated market performance and future monetization of the title. In addition, the Company incurred other termination and restructuring charges of $0.3 million (2025 — $0.8 million). These charges are associated with strategic initiatives aimed at enhancing operational efficiency, reducing costs, and optimizing the Company’s organization structure. Specifically, the Company incurred costs in connection with the continued implementation of its plan to optimize its organizational structure, including the elimination of redundant roles, addressing spans and layers to capture efficiencies and centralize certain operational roles.

Results of Operations for the Six Months Ended June 30, 2026 and 2025

Net Income and Adjusted Net Income Attributable to Common Shareholders

The following table presents the Company’s net income attributable to common shareholders and the associated per diluted share amounts, as well as adjusted net income attributable to common shareholders(1) and adjusted net income attributable to common shareholders per diluted share for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026		2025
(In thousands of U.S. Dollars, except per diluted share amounts)	Net Income	Per Diluted Share	Net Income	Per Diluted Share
Net income attributable to common shareholders	$19,628	$0.35	$13,582	$0.25
Adjusted net income attributable to common shareholders(1)	$33,779	$0.60	$21,785	$0.40
(1) Refer to “Non-GAAP Financial Measures” for a description of this non-GAAP financial measure and a reconciliation to the most comparable GAAP amount.

Revenues and Gross Margin

For the six months ended June 30, 2026, the Company’s revenues and gross margin were $184.2 million and $108.7 million, respectively. In comparison to the prior year second quarter, the Company’s revenues and gross margin increased by $5.9 million, or 3%, and $1.9 million, or 2%, respectively, principally due to higher revenues recognized for systems installed under sales and sales-type lease arrangements.

The following table presents the Company’s revenue, gross margin, and gross margin percentage by reportable segment for the six months ended June 30, 2026 and 2025:

	Revenue		Gross Margin		Gross Margin %
(In thousands of U.S. Dollars)	2026	2025	2026	2025	2026	2025
Content Solutions	$66,056	$68,214	$40,231	$45,985	61%	67%
Technology Products and Services	113,147	106,232	65,899	59,264	58%	56%
Sub-total for reportable segments	179,203	174,446	106,130	105,249	59%	60%
All Other(1)	5,018	3,905	2,577	1,529	51%	39%
Total	$184,221	$178,351	$108,707	$106,778	59%	60%
(1)All Other includes the results from Streaming and Consumer Technology and other ancillary activities.

Content Solutions

For the six months ended June 30, 2026, Content Solutions segment revenues and gross margin decreased by $2.2 million, or 3%, and by $5.8 million, or 13%, respectively, when compared to the same period in 2025.

In the six months ended June 30, 2026, box office generated by IMAX films totaled $544.5 million, a $34.8 million, or 6%, decrease versus the prior year comparative period of $579.2 million. This decrease was primarily driven by lower local language box office in the first half of 2026, due in part to the shift in 2026 local language blockbuster films out of the Chinese New Year period versus a record Chinese New Year in 2025 from the breakout performance of Ne Zha 2 ($167 million), the highest grossing local language film of all time. During the six months ended June 30, 2026, IMAX box office was generated by the exhibition of 69 films and other content (63 new films, 5 re-releases and one carry-over), including the following Hollywood titles: Project Hail Mary ($96 million), Avatar: Fire and Ash ($78 million), Michael ($69 million), The Mandalorian & Grogu ($42 million) and The Super Mario Galaxy Movie ($39 million). In addition, in the six months ended June 30, 2026, local language films exhibited across the Company’s global network generated $81 million in box office, representing 15% of its global box office, including the Chinese local language film, Pegasus 3 ($34 million) and Blades of the Guardians ($7 million). In the six months ended June 30, 2025, IMAX box office revenue was generated by the exhibition of 56 films (54 new films and 2 re-releases), including the following Hollywood titles, Mission: Impossible - The Final Reckoning ($75 million), Sinners ($39 million), F1 The Movie ($31 million) and Thunderbolts ($31 million) and local language title Ne Zha 2 discussed above.

In the six months ended June 30, 2026, the Company released seven movies that were filmed with IMAX proprietary cameras (Filmed For IMAX), including Mercy, The Bride!, Project Hail Mary, Mortal Kombat II, The Mandalorian & Grogu, Supergirl, and the IMAX documentary Athos. Filmed For IMAX movies historically have performed disproportionately well at the box office, and for four of these films, IMAX delivered approximately 20% or more of the opening weekend domestic box office, despite accounting for only 1% of available screens.

In addition to the level of revenues, Content Solutions segment gross margin is influenced by the costs associated with films and other content exhibited in the period. These costs can include production, post-production, distribution, and marketing, which are expensed as incurred. For the six months ended June 30, 2026, gross margin percent was 61% compared to 67% in the prior year. The Content Solutions margin decline was driven by a combination of factors including; lower box office performance in Greater China, with no significant breakout title, a lower mix of local language films which carries a higher margin, and an increased level of film marketing spend associated with a higher mix of Hollywood titles.

Technology Products and Services

The following table provides information about IMAX Systems installed and the associated revenue recognized at that time, except for traditional JRSAs, for which revenue is recognized over the lease term, during the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026		2025
(In thousands of U.S. Dollars, except number of systems)	Number of Systems	Revenue	Number of Systems	Revenue
New IMAX Systems	17	$16,281	23	$20,330
Upgraded IMAX Systems	9	9,556	3	3,338
Total	26	$25,837	26	$23,668

In the six months ended June 30, 2026, one IMAX System was relocated from its original location (2025 ― three IMAX Systems). When a system under a sale or sales-type lease arrangement is relocated, the amount of revenue earned by the Company may vary from transaction to transaction and is usually less than the amount earned for a new sale. In certain situations when a system is relocated, the original location is upgraded to an IMAX Laser System.

For the six months ended June 30, 2026, Technology Products and Services segment revenue and gross margin increased by $6.9 million, or 7%, and $6.6 million, or 11%, respectively, when compared to the same period in the prior year. The increase in revenue was primarily driven by a $5.0 million increase in revenue contribution from the impact of amendments, renewals and other adjustments to existing IMAX Systems arrangements, coupled with higher revenues for variable consideration recognized from sales arrangements installed in the period.

In the six months ended June 30, 2026, GBO from JRSAs decreased $36.9 million compared to the prior year, from $265.2 million to $228.3 million. Accordingly, rental revenues of $36.5 million, decreased $1.4 million from $37.8 million in the prior year comparative period, were driven by the lower IMAX box office offset mostly higher average rental rates resulting from the geographic box office mix coupled with additional rent specifically earned from locations in which the Company has invested in lease incentives.

For the six months ended June 30, 2026, gross margin percent was 58% compared to 56% in the same period in the prior year, which primarily reflects the impact of amendments, renewals and other adjustments as described above.

All Other

For the six months ended June 30, 2026, All Other revenue and gross margin increased by $1.1 million, and $1.0 million, respectively, when compared to the same period in 2025, which principally reflects the results of the Company’s SCT business expansion of offerings across automotive consumer devices under the Goer Dynamics partnership, following the re-positioning and relaunch in late 2025 under the brand of IMAX Enhanced, and increased sales of the Company’s merchandise.

Selling, General and Administrative Expenses

The following table presents information about the Company’s Selling, General and Administrative Expenses for the six months ended June 30, 2026 and 2025:

	Six Months Ended
	June 30,		Variance
(In thousands of U.S. Dollars)	2026	2025	$	%
Total Selling, general and administrative expenses	$67,016	$68,764	$(1,748)	(3%)
Less: Share-based compensation(1)	(13,224)	(11,582)	(1,642)	(14%)
Total selling, general and administrative expenses, excluding share-based compensation(2)	$53,792	$57,182	$(3,390)	(6%)
(1)A portion of share-based compensation expense is recognized within Costs and Expenses Applicable to Revenue, and Research and Development. (Refer to “Capital Stock and Reserves — Share-Based Compensation” in Note 11 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1.)
(2)See “Non-GAAP Financial Measures” for a description of this non-GAAP financial measure and a reconciliation to the most comparable GAAP amount.

For the six months ended June 30, 2026, the lower level of Selling, General and Administrative Expenses year-over-year reflects management’s continued focus on operational efficiencies, including workforce reductions and timing. Additionally, influencing the prior period, were $2.5 million in benefits resulting from an Employee Retention Credit as a reduction to Selling, General and Administrative expenses, partially offset by higher annual incentive compensation costs.

Research and Development

For the six months ended June 30, 2026, Research and Development expenses were $3.5 million, representing an increase of $0.6 million, or 21%, when compared to Research and Development expenses of $2.9 million during the same period in the prior year. The increase year-over-year was primarily driven by higher depreciation in the current period from the capitalization of film camera costs in a prior year coupled with increased investment in data and software related projects. The Company continues to expense its investment in other projects, including in the development of new product offerings and improvements to its existing IMAX System product suite.

Credit Loss Expense (Reversal), Net

For the six months ended June 30, 2026, the Company recorded a credit loss expense of $1.0 million, as compared to a $0.3 million reversal in the same period of the prior year. The year over year change was primarily due to higher reserves established for specific exhibitor customers in China resulting from a deterioration in customer credit quality.

Overall, continued strong global box office performance has contributed to consistent collections. Strong theatrical attendance, driven by a robust film slate, has increased and accelerated cash inflows from studio and exhibitor customers. This trend reflects the continued consumer demand for premium cinematic experiences and effectiveness of IMAX's strategic initiatives to partner with filmmakers, studios, and exhibitors to deliver higher levels of box office.

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

Interest Expense and Interest Income

For the six months ended June 30, 2026, interest expense was $3.9 million, representing an increase of $0.1 million, or 3%, as compared to $3.7 million during the same period of the prior year primarily due to a higher level of borrowings under the Credit Facility (as defined under “—Liquidity and Capital Resources” below), including $9.9 million paid for lease incentives provided to exhibitor customers, in the current period offset by lower average interest rates. The effective interest rate for the six months ended June 30, 2026 was 5.16% (2025 — 6.17%). Additionally, as a result of certain holder of the remaining 2026 Convertible Notes electing to convert, the Company recorded a loss on extinguishment of debt of $0.1 million during the period.

For the six months ended June 30, 2026 and 2025, interest income was $1.1 million and $1.7 million, respectively. Interest income primarily comprises interest earned on bank deposits.

Income Taxes

For the six months ended June 30, 2026, the Company recorded an income tax expense of $5.9 million (2025 — $8.5 million). The Company’s effective tax rate of 21.2% for the six months ended June 30, 2026 (2025 — 29.4%), reflects the geographic allocation of income earned in taxing jurisdictions, tax benefit from share-based compensation, tax rate differences in foreign jurisdictions, and reversals of tax reserves, partially offset by an increase in the valuation allowance and withholding taxes.

Management evaluates the realizability of deferred tax assets on a quarterly basis by considering all available positive and negative evidence, including recent operating results, forecasts of future taxable income, and other relevant factors specific to our industry such as the success of new film releases. Based on the Company’s recent operating results in Canada and its expectation of continued profitability, management believes there is a reasonable possibility that sufficient positive evidence may become available within the next twelve months to support the release of some or all of the valuation allowance recorded against its Canadian deferred tax assets. However, as of June 30, 2026, management has concluded that the available positive evidence is not yet sufficient to overcome the remaining negative evidence and support realization of those deferred tax assets. Any such release would result in a material income tax benefit in the period the conclusion is reached. At December 31, 2025, the amount of the Canadian valuation allowance was $55.5 million. The timing and amount of a valuation allowance release will depend on the Company’s ability to generate sufficient taxable income in Canada, macroeconomic conditions, and other factors affecting management’s assessment.

As disclosed in Note 2 — Summary of Significant Accounting Policies of the 2025 Form 10-K, the Company is subject to ongoing tax audits. Subsequent to June 30, 2026, the Company received a proposal letter from the Canada Revenue Agency related to an examination of international matters in prior taxation years. Any potential reassessment encompasses an ultimate resolution involving multiple tax jurisdictions, which may result in offsetting tax differences from what was originally recognized in its financial statements. The Company continues to believe that it has adequately accounted for all uncertain tax positions, including this pending notice of reassessment.

Non-Controlling Interests

For the six months ended June 30, 2026, the net income attributable to non-controlling interests of the Company’s subsidiaries was $2.4 million, a decrease of $4.5 million, when compared to the same period in 2025, which was driven by the lower level of IMAX box office earned in Greater China.

Restructuring Charges and Other Impairments

For the six months ended June 30, 2026, the Company recorded $2.3 million (2025 — $0.8 million) in Restructuring charges and other impairments.

Specifically, the Company recognized an impairment charge of $2.0 million (2025 — $nil) on an individual documentary film asset following a reassessment of estimated future revenues. The revised estimates reflect updates to estimated market performance and future monetization of the title. In addition, the Company incurred other termination and restructuring charges of $0.3 million (2025 — $0.8 million). These charges are associated with strategic initiatives aimed at enhancing operational efficiency, reducing costs, and optimizing the Company’s organizational structure. Specifically, the Company incurred costs in connection with the implementation of its plan to optimize its organizational structure, including the elimination of redundant roles, addressing spans and layers to capture efficiencies and centralize certain operational roles.

CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

The discussion below summarizes our cash flows from operating, investing, and financing activities as reflected in the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025.

	Six Months Ended
(In thousands of U.S. Dollars)	2026	2025
Net cash provided by (used in)
Operating activities	$36,014	$30,181
Investing activities	(13,028)	(22,048)
Financing activities	(14,275)	480
Effect of exchange rate changes on cash	38	46
Net change in cash	$8,749	$8,659

Net cash provided by the Company’s operating activities increased $5.8 million in the six months ended June 30, 2026, when compared to the same period in 2025, primarily driven by an increase in the net income earned in the current period and a net increase in working capital driven by strong Accounts Receivable collections during the period, partially offset by a $7.7 million increase in cash outflows for lease incentives provided to exhibitor customers. (Refer to Note 9 to Condensed Consolidated Financial Statements in Item 1. for more information on the Company’s change in other operating assets and liabilities.)

Net cash used in investing activities decreased $9.0 million in the six months ended June 30, 2026, when compared to the same period in 2025. Cash used in the investment in equipment contributed to the Company’s JRSAs with exhibitor customers was higher in the first half of 2025 due in part to the Company shipping systems into the U.S. in advance of planned 2025 system installations as a proactive measure in response to new and potentially changing tariffs. (Refer to “Risk Factors—The Company’s business may be materially adversely affected by the imposition of tariffs and other trade barriers and retaliatory countermeasures implemented by the United States and other governments.” in Part I, Item 1A. in the 2025 Form 10-K.)

Net cash used in financing activities increased $14.8 million in the six months ended June 30, 2026, when compared to the same period in 2025, mainly driven by repurchases of common shares and higher taxes withheld and paid on employee stock awards vested due to the Company’s higher stock price relative to grant dates. This decrease was partially offset by cash received for stock options exercised during the period.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2026, the Company’s principal sources of liquidity included: (i) its balances of cash and cash equivalents of $159.9 million; (ii) the anticipated collection of trade accounts receivable, which includes amounts owed under JRSAs and Film Remastering and distribution agreements with movie studios; (iii) the anticipated collection of financing and variable consideration receivables due in the next 12 months under sale and sales-type lease arrangements for systems currently in operation; and (iv) installment payments expected in the next 12 months under sale and sales-type lease arrangements in backlog. Under the terms of the Company’s typical sale and sales-type lease agreements, the Company receives substantial cash payments before it completes the performance of its contractual obligations.

In addition, as of June 30, 2026, the Company had $334.0 million in available borrowing capacity under its Credit Facility pursuant to its Seventh Amended and Restated Credit Agreement (the “Credit Agreement”), $27.9 million in available borrowing capacity under the IMAX Shanghai revolving credit facility with the Bank of China (the “Bank of China Facility”), and $29.4 million in available borrowing capacity under IMAX Shanghai’s revolving credit facility with HSBC Bank (China) Company Limited, Shanghai Branch (the “HSBC China Facility”). (Refer to “Borrowings — Convertible Notes and Other Borrowings, Net” in Note 6 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1.)

The Company’s $159.9 million balance of cash and cash equivalents as of June 30, 2026 (December 31, 2025 — $151.2 million) included $150.1 million in cash held outside of Canada (December 31, 2025 — $137.4 million), of which $110.5 million was held in the People’s Republic of China (the “PRC”) (December 31, 2025 — $97.2 million). In prior years, management reassessed its strategy with respect to the most efficient means of deploying the Company’s capital resources globally and determined that historical earnings of certain foreign subsidiaries in excess of amounts required to sustain business operations would no longer be indefinitely reinvested. During the six months ended June 30, 2026, no historical earnings from a subsidiary in the PRC were distributed (2025 — $nil) and, as a result, no foreign withholding taxes were paid to the relevant tax authorities (2025 — $nil). As of June 30, 2026, the Company’s Condensed Consolidated Balance Sheets included a deferred tax liability of $12.5 million for the applicable foreign withholding taxes associated with the remaining balance of non-repatriated historical earnings that will not be indefinitely reinvested outside of Canada. These taxes will become payable upon the repatriation of any such earnings.

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

The Company also has certain significant contractual obligations and commitments that have been disclosed in “Contractual Obligations” in Part II, Item 7 of the Company’s 2025 Form 10-K. There are no material changes to these obligations and commitments as of June 30, 2026.

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

•EBITDA;

•Adjusted EBITDA per Credit Facility; and

•Adjusted SG&A expenses.

Adjusted net income or loss attributable to common shareholders and adjusted net income or loss attributable to common shareholders per basic and diluted share exclude, where applicable: (i) share-based compensation; (ii) realized and unrealized investment gains or losses; (iii) restructuring charges and other impairments; and (iv) employee retention credits, as well as the related tax impact of these adjustments.

The Company believes that these non-GAAP financial measures are important supplemental measures that allow management and users of the Company’s financial statements to view operating trends and analyze controllable operating performance on a comparable basis between periods without the after-tax impact of share-based compensation and certain non-recurring items included in net income attributable to common shareholders. Although share-based compensation is an important aspect of the Company’s employee and executive compensation packages, it is a non-cash expense and is excluded from certain internal business performance measures.

Reconciliations of net income attributable to common shareholders and net income attributable to common shareholder per diluted share to adjusted net income attributable to common shareholders and adjusted net income attributable to common shareholders per diluted share are presented in the tables below.

	Three Months Ended June 30,
	2026		2025
(In thousands of U.S. Dollars, except per diluted share amounts)	Net Income	Per Diluted Share	Net Income	Per Diluted Share
Net income attributable to common shareholders	$15,402	$0.27	$11,255	$0.20
Adjustments(1):
Share-based compensation	7,047	0.13	7,128	0.13
Unrealized investment gains	(18)	—	(33)	—
Restructuring charges and other impairments	2,294	0.04	786	0.01
Employee retention credits	—	—	(3,827)	(0.07)
Tax impact on items listed above	(516)	(0.01)	(702)	(0.01)
Adjusted net income(1)	$24,209	$0.43	$14,607	$0.26

Weighted average shares outstanding — basic		54,951		53,751
Weighted average shares outstanding — diluted		56,569		55,161
(1)Reflects amounts attributable to common shareholders.

	Six Months Ended June 30,
	2026		2025
(In thousands of U.S. Dollars, except per diluted share amounts)	Net Income	Per Diluted Share	Net Income	Per Diluted Share
Net income attributable to common shareholders	$19,628	$0.34	$13,582	$0.25
Adjustments(1):
Share-based compensation	12,855	0.24	12,340	0.22
Unrealized investment gains	(54)	—	(65)	—
Restructuring charges and other impairments	2,294	0.04	843	0.02
Employee retention credits	—	—	(3,827)	(0.07)
Tax impact on items listed above	(944)	(0.02)	(1,088)	(0.02)
Adjusted net income(1)	$33,779	$0.60	$21,785	$0.40

Weighted average shares outstanding — basic		54,537		53,448
Weighted average shares outstanding — diluted		56,475		55,064
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

Reconciliations of net income attributable to common shareholders, which is the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA per Credit Facility are presented in the tables below:

(In thousands of U.S. Dollars)	Three Months Ended June 30, 2026
Net income	$15,908
Add (subtract):
Income tax expense	3,507
Interest expense, net of interest income	782
Depreciation and amortization, including film asset amortization	15,685
Amortization of deferred financing costs(1)	528
EBITDA	36,410
Share-based and other non-cash compensation	7,382
Unrealized investment gains	(18)
Restructuring charges and other impairments	2,294
Write-downs, including asset impairments and credit loss expense	1,898
Total Adjusted EBITDA	$47,966
Less: Non-controlling interest	(2,337)
Adjusted EBITDA per Credit Facility - attributable to common shareholders	$45,629
(1)The amortization of deferred financing costs is recorded within Interest Expense in the Condensed Consolidated Statements of Operations.

(In thousands of U.S. Dollars)	Twelve Months Ended June 30, 2026
Net income	$47,120
Add (subtract):
Income tax expense	15,212
Interest expense, net of interest income	3,169
Depreciation and amortization, including film asset amortization	62,558
Amortization of deferred financing costs(1)	2,056
EBITDA	130,115
Share-based and other non-cash compensation	27,232
Unrealized investment losses	878
Restructuring charges and other impairments	3,929
Write-downs, including goodwill, asset impairments and credit loss expense	9,969
Induced conversion expense on settlement of convertible notes	15,264
Total Adjusted EBITDA	$187,387
Less: Non-controlling interest	(13,932)
Adjusted EBITDA per Credit Facility - attributable to common shareholders	$173,455
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands of U.S. Dollars)	2026	2025	2026	2025
Total Selling, general and administrative expenses	$34,528	$35,302	$67,016	$68,764
Less: Share-based compensation	(7,315)	(6,862)	(13,224)	(11,582)
Total Adjusted Selling, general and administrative expenses	$27,213	$28,440	$53,792	$57,182

The Company cautions that these non-GAAP financial measures may not be comparable to similarly titled measures reported by other companies. Additionally, the non-GAAP financial measures used by the Company should not be considered in isolation, or as a substitute for, or superior to, the comparable GAAP amounts.

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

Certain of the Company’s PRC subsidiaries held approximately RMB 749.7 million ($110.1 million) in cash and cash equivalents as of June 30, 2026 (December 31, 2025 — RMB 678.2 million or $96.5 million) and are required to transact locally in RMB. Foreign currency exchange transactions, including the remittance of any funds into and out of the PRC, are subject to controls and require the approval of the China State Administration of Foreign Exchange to complete. Any developments relating to the Chinese economy and any actions taken by the Chinese government are beyond the control of the Company; however, the Company monitors and manages its capital and liquidity requirements to ensure compliance with local regulatory and policy requirements. (Refer to “Risk Factors – The Company faces risks in connection with its significant presence in China and the continued expansion of its business there” in Part I, Item 1A. of the Company’s 2025 Form 10-K.)

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

For the three and six months ended June 30, 2026, the Company recorded a foreign exchange net gain of $0.4 million and net loss of $0.2 million respectively, resulting from changes in exchange rates related to foreign currency denominated monetary assets and liabilities (2025 — net gain of $0.2 million and net loss of $0.2 million, respectively).

The Company has entered into a series of foreign currency forward contracts to manage the risks associated with the volatility of foreign currencies. Certain of these foreign currency forward contracts met the criteria required for hedge accounting under the Derivatives and Hedging Topic of the FASB ASC at inception, and continue to meet hedge effectiveness tests as of June 30, 2026, with settlement dates throughout 2026 and 2027. Foreign currency derivatives are recognized and measured on the Condensed Consolidated Balance Sheets at fair value. Changes in the fair value (i.e., gains or losses) are recognized in the Condensed Consolidated Statements of Operations except for derivatives designated and qualifying as foreign currency cash flow hedging instruments. The Company currently has cash flow hedging instruments associated with Selling, General and Administrative Expenses. For foreign currency cash flow hedging instruments related to Selling, General and Administrative Expenses, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported within Accumulated Other Comprehensive Income (Loss) and reclassified to the Condensed Consolidated Statements of Operations when the forecasted transaction occurs. Any ineffective portion is recognized immediately in the Condensed Consolidated Statements of Operations.

The notional value of foreign currency cash flow hedging instruments that qualify for hedge accounting as of June 30, 2026 was $46.3 million (December 31, 2025 — $48.4 million). Losses of $0.8 million and losses of $1.4 million were recorded to Other Comprehensive Loss with respect to the change in fair value of these contracts for the three and six months ended June 30, 2026, respectively (2025 — gains of $2.5 million and gains of $1.8 million, respectively). Gains of $0.1 million and $0.4 million were reclassified from Accumulated Other Comprehensive Loss to Selling, General and Administrative Expenses for the three and six months ended June 30, 2026, respectively (2025 — Losses of $0.3 million and $1.6 million, respectively). The Company currently does not hold any derivatives which are not designated as hedging instruments.

For all derivative instruments, the Company is subject to counterparty credit risk to the extent that the counterparty may not meet its obligations to the Company. To manage this risk, the Company enters into derivative transactions only with major financial institutions.

As of June 30, 2026, the Company’s Financing Receivables and working capital items denominated in Canadian Dollars, RMB, Japanese Yen, Euros and other foreign currencies translated into U.S. Dollars was $132.1 million. Assuming a 10% appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates as of June 30, 2026, the potential change in the fair value of foreign currency-denominated financing receivables and working capital items would have been $13.2 million. A significant portion of the Company’s Selling, General, and Administrative Expenses is denominated in Canadian Dollars. Assuming a 1% change appreciation or depreciation in foreign currency exchange rates as of June 30, 2026, the potential change in the amount of Selling, General, and Administrative Expenses would be $0.2 million.

Interest Rate Risk Management

The Company’s earnings may also be affected by changes in interest rates due to the impact those changes have on its interest income from cash, and its interest expense from variable-rate borrowings that may be made under the Credit Facility.

As of June 30, 2026, the Company had drawn down $41.0 million on its Credit Facility (December 31, 2025 — $37.0 million), and $nil on its HSBC China Facility (December 31, 2025 — $nil) and $nil on its Bank of China Facility (December 31, 2025 — $nil), which are subject to variable effective interest rates. If the interest rates available to the Company increased by 10%, the Company’s interest expense would increase by $0.2 million and interest income from cash would increase by $0.3 million.

The Company had variable rate debt instruments representing 9% and 8% of its total liabilities as of June 30, 2026 and December 31, 2025, respectively. These amounts are determined by considering the impact of the hypothetical interest rates on the Company’s variable rate debt and cash balances as of June 30, 2026.

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

The Company’s management, with the participation of its principal executive and principal financial officers, has evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of June 30, 2026 and has concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. The Company will continue to periodically evaluate its disclosure controls and procedures and will make modifications from time to time as deemed necessary to ensure that information is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting which occurred during the three months ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

A significant portion of the Company’s revenues and of the GBO earned by the Company’s exhibitor customers are generated outside the United States and Canada. Approximately 62%, 58%, and 64% of the Company’s revenues were derived outside of the United States and Canada in 2025, 2024, and 2023, respectively. As of June 30, 2026, 73% of IMAX Systems in backlog were scheduled to be installed in international markets. The Company’s network spanned 91 different countries as of June 30, 2026, and the Company expects its international operations to continue to account for an increasingly significant portion of its future revenues. There are a number of risks associated with operating in international markets that could negatively affect the Company’s operations, sales and future growth prospects. These risks, among others, include:

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On June 12, 2017, the Company announced that its Board of Directors approved a $200.0 million share repurchase program for its common shares that would have expired on June 30, 2020, which was subsequently extended through June 30, 2027 and increased to a total share repurchase authority to $500.0 million under the current share repurchase program. As of June 30, 2026, the Company had $237.0 million available under the program. The repurchases may be made either in the open market or through private transactions, including repurchases made pursuant to a plan intended to comply with Rule 10b5-1 under the Exchange Act, subject to market conditions, applicable legal requirements, and other relevant factors. The Company has no obligation to repurchase shares and the share repurchase program may be suspended or discontinued by the Company at any time.

During the three months ended June 30, 2026, the Company repurchased 404,866 common shares at an average price of $33.91 per share, for a total of $13.7 million, excluding commission. All share repurchases were made under the Company’s publicly announced program, and there are no other programs under which the Company repurchases shares.

The Company’s common share repurchase program activity for the three months ended June 30, 2026 was as follows:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program(1)	Maximum approximate dollar value of shares that may yet be purchased under the program
April 1 through April 30, 2026	—	$—	—	$250,720,352
May 1 through May 31, 2026	404,866	33.91	404,866	236,991,163
June 1 through June 30, 2026	—	—	—	236,991,163
Total	404,866	$33.91	404,866
(1)On June 12, 2017, the Company announced that its Board of Directors approved a $200.0 million share repurchase program for its common shares that would have expired on June 30, 2020, which was subsequently extended through June 30, 2026 and increased to a total share repurchase authority to $500.0 million under the current share repurchase program. As of June 30, 2026, the Company had $237.0 million available under the program. The repurchases may be made either in the open market or through private transactions, including repurchases made pursuant to a plan intended to comply with Rule 10b5-1 under the Exchange Act, subject to market conditions, applicable legal requirements, and other relevant factors. The Company has no obligation to repurchase shares and the share repurchase program may be suspended or discontinued by the Company at any time. No plan or program expired or was terminated during the period covered by this table, and the Company has not determined to terminate the program prior to its expiration.

In 2025, IMAX China’s shareholders granted its Board of Directors a general mandate authorizing IMAX China’s Board of Directors, subject to applicable laws, to repurchase shares of IMAX China not to exceed 10% of the total number of issued shares as of June 12, 2025 (33,919,122 shares). This program expired on the date of the 2026 Annual General Meeting of IMAX China on June 11, 2026. During IMAX China’s 2026 Annual General Meeting, shareholders granted its Board of Directors, subject to applicable laws, to repurchase shares of IMAX China not to exceed 10% of the total number of shares as of June 11, 2026 (33,988,722 shares). This program will be valid until the 2027 Annual General Meeting of IMAX China. The repurchases may be made in the open market or through other means permitted by applicable laws. IMAX China has no obligation to repurchase its shares and the share repurchase program may be suspended or discontinued by IMAX China at any time. During the three months ended June 30, 2026, IMAX China did not repurchase any shares.

(Refer to Note 13 to the Company’s audited Consolidated Financial Statements in its 2025 Form 10-K Part I, Item 1 for a summary of the material terms and conditions of the Company’s revolving credit facility, which includes a limitation of the amount of permitted share repurchases.)

Item 5.    Other Information

(a)None.

(b)None.

(c)Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements.

On May 19, 2026, Richard Gelfond, the CEO, entered into a Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K under the Exchange Act (“Item 408”) and such arrangement, the “Gelfond Plan”) for the exercise of 356,757 of stock options granted in June 2016 (the “Options”) and sale of up to 356,757 common shares underlying the Options. The Options have a 10-year expiry and are due to expire on January 3, 2027. Sales under this Gelfond Plan, which was previously disclosed in a Company subsidiary filing, may commence on August 18, 2026, after the completion of the required cooling off period under Rule 10b5-1. The Gelfond Plan will terminate on December 31, 2026, or earlier if all shares underlying the Options have been sold. This trading arrangement is intended to satisfy the affirmative defense of Rule 10b5-1(c).

On June 26, 2026, Natasha Fernandes, the Company’s Chief Financial Officer, entered into a Rule 10b5-1 trading arrangement (as defined in Item 408) and such arrangement, the “Fernandes Plan”) for the sale of up to 30,000 common shares of the Company. Sales under the Fernandes Plan may commence on September 24, 2026, after the completion of the required cooling off period under Rule 10b5-1. The Fernandes Plan will terminate on March 1, 2027, or earlier if all shares under the Fernandes Plan have been sold. This trading arrangement is intended to satisfy the affirmative defense of Rule 10b5-1(c).

No other Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as defined in Item 408) were adopted or terminated by any directors or officers of the Company during the second quarter of 2026.

Item 6.    Exhibits

Exhibit No.	Description
31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated July 23, 2026, by Richard L. Gelfond

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated July 23, 2026, by Natasha Fernandes

32.1**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated July 23, 2026, by Richard L. Gelfond

32.2**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated July 23, 2026, by Natasha Fernandes

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.CAL	Inline XBRL Taxonomy Extension Schema Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101. PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*Filed herewith.
**Furnished herewith.
+Management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAX CORPORATION

Date: July 23, 2026	By:	/s/ NATASHA FERNANDES
Natasha Fernandes
Chief Financial Officer & Executive Vice President
(Principal Financial Officer)

Date: July 23, 2026	By:	/s/ JOSE ZLATAR
Jose Zlatar
Senior Vice-President, Finance & Controller
(Principal Accounting Officer)