Form 10-Q
period 2026-09-30
IMAX CORP
filed 2026-11-05
CIK 921582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of September 30, 2026
Common Shares, no par value	55,202,901

IMAX CORPORATION

IMAX CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

IMAX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. Dollars, except share amounts)
(Unaudited)

	September 30,	December 31,
	2026	2025
Assets
Cash and cash equivalents	$207,918	$151,168
Accounts receivable, net of allowance for credit losses	139,042	108,079
Financing receivables, net of allowance for credit losses	117,305	121,954
Variable consideration receivables, net of allowance for credit losses	91,732	91,402
Inventories	45,207	32,505
Prepaid expenses	15,145	14,881
Film assets, net of accumulated amortization	13,210	15,529
Property, plant and equipment, net of accumulated depreciation	237,735	242,910
Lease incentives and other assets	35,077	24,820
Deferred income tax assets, net of valuation allowance	60,023	12,577
Goodwill	39,027	45,815
Other intangible assets, net of accumulated amortization	28,523	32,391
Total assets	$1,029,944	$894,031
Liabilities
Accounts payable	$23,597	$19,478
Accrued and other liabilities	102,558	105,293
Deferred revenue	57,114	50,395
Revolving credit facility borrowings, net of unamortized debt issuance costs	—	34,577
Convertible notes and other borrowings, net of unamortized discounts and debt issuance costs	244,053	244,034
Deferred income tax liabilities	12,521	12,521
Total liabilities	439,843	466,298
Commitments, contingencies and guarantees (see Note 7)
Non-controlling interests	729	666
Shareholders’ equity
Capital stock common shares — no par value. Authorized — Unlimited number. 55,202,901 issued and outstanding (December 31, 2025 — 53,921,676 issued and outstanding)	456,128	419,162
Other equity	153,993	164,782
Statutory surplus reserve	4,219	4,219
Accumulated deficit	(117,012)	(239,967)
Accumulated other comprehensive loss	(5,779)	(10,305)
Total shareholders’ equity attributable to common shareholders	491,549	337,891
Non-controlling interests	97,823	89,176
Total shareholders’ equity	589,372	427,067
Total liabilities and shareholders’ equity	$1,029,944	$894,031

(See the accompanying notes, which are an integral part of these Condensed Consolidated Financial Statements.)

IMAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of U.S. Dollars, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenues
Technology sales	$18,876	$19,360	$58,944	$51,726
Image enhancement and maintenance services	110,966	61,029	212,710	162,636
Technology rentals	41,436	23,336	78,060	61,763
Finance income	3,274	2,929	9,059	8,880
	174,552	106,654	358,773	285,005
Costs and expenses applicable to revenues
Technology sales	8,577	9,454	23,739	26,029
Image enhancement and maintenance services	32,649	23,065	78,143	63,886
Technology rentals	7,024	6,864	21,882	21,041
	48,250	39,383	123,764	110,956
Gross margin	126,302	67,271	235,009	174,049
Selling, general and administrative expenses	39,083	34,219	106,099	102,983
Research and development	1,900	1,505	5,359	4,365
Amortization of intangible assets	2,467	1,906	6,659	5,446
Credit loss expense, net	1,188	596	2,209	287
Goodwill impairment	6,788	—	6,788	—
Restructuring charges and other impairments	—	—	2,294	843
Income from operations	74,876	29,045	105,601	60,125
Realized and unrealized investment gains	38	34	92	99
Retirement benefits non-service (expense) recovery	(68)	17	(202)	(186)
Interest income	705	557	1,824	2,211
Interest expense	(1,774)	(1,832)	(5,631)	(5,560)
Income before taxes	73,777	27,821	101,684	56,689
Income tax recovery (expense)	43,302	(5,205)	37,374	(13,688)
Net income	117,079	22,616	139,058	43,001
Net income attributable to non-controlling interests	(3,274)	(1,959)	(5,625)	(8,762)
Net income attributable to common shareholders	$113,805	$20,657	$133,433	$34,239

Net income per share attributable to common shareholders:
Basic	$2.07	$0.38	$2.44	$0.64
Diluted	$1.96	$0.37	$2.35	$0.62

Weighted average shares outstanding (in thousands):
Basic	55,023	53,788	54,698	53,561
Diluted	58,007	55,565	56,897	55,242

(See the accompanying notes, which are an integral part of these Condensed Consolidated Financial Statements.)

IMAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands of U.S. Dollars)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income	$117,079	$22,616	$139,058	$43,001
Other comprehensive income before tax
Unrealized net (loss) gain from cash flow hedging instruments	(211)	(1,223)	(1,646)	582
Realized net loss (gain) from cash flow hedging instruments	62	120	(386)	1,747
Foreign currency translation adjustments	2,104	1,637	9,747	2,658
Defined benefit and postretirement benefit plans	(167)	2,090	(501)	1,744
Total other comprehensive income before tax	1,788	2,624	7,214	6,731
Income tax recovery (expense) related to other comprehensive income	83	(268)	83	(1,076)
Other comprehensive income, net of tax	1,871	2,356	7,297	5,655
Comprehensive income	118,950	24,972	146,355	48,656
Comprehensive income attributable to non-controlling interests	(3,872)	(2,422)	(8,396)	(9,515)
Comprehensive income attributable to common shareholders	$115,078	$22,550	$137,959	$39,141

(See the accompanying notes, which are an integral part of these Condensed Consolidated Financial Statements.)

IMAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. Dollars)
(Unaudited)

	Nine Months Ended
	September 30,
	2026	2025
Operating Activities
Net income	$139,058	$43,001
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	57,735	46,415
Amortization of deferred financing costs	1,584	1,492
Credit loss expense, net	2,209	287
Write-downs, including goodwill and asset impairments	10,519	1,303
Deferred income tax (recovery) expense	(47,191)	734
Share-based and other non-cash compensation	23,040	19,050
Unrealized foreign currency exchange loss (gain)	106	(170)
Realized and unrealized investment gain	(92)	(99)
Changes in assets and liabilities:
Accounts receivable	(33,268)	(1,131)
Inventories	(14,087)	(8,587)
Film assets	(22,080)	(16,435)
Lease incentives provided to exhibitor customers	(12,454)	(3,530)
Deferred revenue	6,681	11,724
Changes in other operating assets and liabilities	10,359	3,640
Net cash provided by operating activities	122,119	97,694
Investing Activities
Purchase of property, plant and equipment	(4,095)	(6,750)
Investment in equipment for joint revenue sharing arrangements	(13,985)	(24,114)
Acquisition of other intangible assets	(3,692)	(3,915)
Net cash used in investing activities	(21,772)	(34,779)
Financing Activities
Revolving credit facility borrowings	43,000	85,000
Repayments of revolving credit facility borrowings	(80,000)	(93,000)
Redemption of capped calls related to convertible notes	96	—
Settlement of convertible notes	(743)	—
Debt issuance costs related to convertible notes	(946)	—
Credit facility amendment fees paid	(9)	(2,041)
Repayments of other borrowings	(486)	(538)
Repurchase of common shares	(13,737)	—
Repurchase of common shares - IMAX China	—	(1,454)
Taxes withheld and paid on employee stock awards vested	(17,879)	(9,742)
Common shares issued - stock options exercised	26,649	1,394
Net cash used in financing activities	(44,055)	(20,381)
Effects of exchange rate changes on cash	458	(20)
Increase in cash and cash equivalents during period	56,750	42,514
Cash and cash equivalents, beginning of period	151,168	100,592
Cash and cash equivalents, end of period	$207,918	$143,106

(See the accompanying notes, which are an integral part of these Condensed Consolidated Financial Statements.)

IMAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands of U.S. Dollars, except share data)
(Unaudited)

	Three and Nine Months Ended September 30, 2026
						Accumulated Other Comprehensive Loss		Total Shareholders’ Equity
	Capital Stock			Statutory Surplus Reserve	Accumulated Deficit		Non-controlling Interests
	Shares	Amount	Other Equity

Balance as of December 31, 2025	53,921,676	$419,162	$164,782	$4,219	$(239,967)	$(10,305)	$89,176	$427,067
Restricted share units and performance stock units vested, net of shares withheld for employee tax obligations	812,277	5,710	(22,993)	—	—	—	—	$(17,283)
Employee stock options exercised, net of shares withheld for employee tax obligations	121,223	$4,778	(972)	—	—	—	—	$3,806
Amortization of share-based payment expense - restricted share units and performance stock units	—	—	5,181	—	—	—	84	$5,265
Net income	—	—	—	—	4,226	—	1,820	$6,046
Other comprehensive income, net of tax	—	—	—	—	—	1,641	1,104	$2,745
Balance as of March 31, 2026	54,855,176	$429,650	$145,998	$4,219	$(235,741)	$(8,664)	$92,184	$427,646
Restricted share units and performance stock units vested, net of shares withheld for employee tax obligations	26,740	556	(1,569)	—	—	—	(154)	$(1,167)
Employee stock options exercised, net of shares withheld for employee tax obligations	365,064	14,391	(2,928)	—	—	—	—	$11,463
Amortization of share-based payment expense - restricted share units and performance stock units	—	—	6,604	—	—	—	247	$6,851
Settlement of capped calls related to 2026 convertible notes	—	—	96	—	—	—	—	$96
Repurchase and retirement of common shares	(404,866)	(3,259)	—	—	(10,478)	—	—	(13,737)
Net income	—	—	—	—	15,402	—	482	$15,884
Other comprehensive income, net of tax	—	—	—	—	—	1,612	1,069	$2,681
Balance as of June 30, 2026	54,842,114	$441,338	$148,201	$4,219	$(230,817)	$(7,052)	$93,828	$449,717
Restricted share units and performance stock units vested, net of shares withheld for employee tax obligations	4,030	110	(99)	—	—	—	—	$11
Employee stock options exercised, net of shares withheld for employee tax obligations	356,757	14,680	(3,300)	—	—	—	—	$11,380
Amortization of share-based payment expense - restricted share units and performance stock units	—	—	9,191	—	—	—	137	$9,328
Net income	—	—	—	—	113,805	—	3,260	$117,065
Other comprehensive income, net of tax	—	—	—	—	—	1,273	598	$1,871
Balance as of September 30, 2026	55,202,901	$456,128	$153,993	$4,219	$(117,012)	$(5,779)	$97,823	$589,372

	Three and Nine Months Ended September 30, 2025
						Accumulated Other Comprehensive Loss		Total Shareholders’ Equity
	Capital Stock			Statutory Surplus Reserve	Accumulated Deficit		Non-controlling Interests
	Shares	Amount	Other Equity

Balance as of December 31, 2024	52,946,200	$401,420	$185,268	$4,051	$(274,675)	$(16,598)	$78,069	$377,535
Restricted share units and performance stock units vested, net of shares withheld for employee tax obligations	751,817	11,380	(20,942)	—	—	—	—	$(9,562)
Employee stock options exercised, net of shares withheld for employee tax obligations	44,031	1,241	(293)	—	—	—	—	$948
Amortization of share-based payment expense - restricted share units and performance stock units	—	—	5,718	—	—	—	93	$5,811
Change in statutory surplus reserve, IMAX China	—	—	—	55	(55)	—	—	$—
Net income	—	—	—	—	2,327	—	5,827	$8,154
Other comprehensive income, net of tax	—	—	—	—	—	606	121	$727
Balance as of March 31, 2025	53,742,048	$414,041	$169,751	$4,106	$(272,403)	$(15,992)	$84,110	$383,613
Restricted share units and performance stock units vested, net of shares withheld for employee tax obligations	36,016	970	(1,574)	—	—	—	(144)	$(748)
Employee stock options exercised, net of shares withheld for employee tax obligations	4,456	131	(31)	—	—	—	—	$100
Amortization of share-based payment expense - restricted share units and performance stock units	—	—	7,840	—	—	—	239	$8,079
Change in ownership interest related to IMAX China	—	—	(85)	—	—	—	(1,369)	$(1,454)
Change in statutory surplus reserve, IMAX China	—	—	—	113	(113)	—	—	$—
Net income	—	—	—	—	11,255	—	965	$12,220
Other comprehensive income, net of tax	—	—	—	—	—	2,403	169	$2,572
Balance as of June 30, 2025	53,782,520	$415,142	$175,901	$4,219	$(261,261)	$(13,589)	$83,970	$404,382
Restricted share units and performance stock units vested, net of shares withheld for employee tax obligations	1,038	20	(129)	—	—	—	—	$(109)
Employee stock options exercised, net of shares withheld for employee tax obligations	15,376	455	—	—	—	—	—	$455
Amortization of share-based payment expense - restricted share units and performance stock units	—	—	6,226	—	—	—	90	$6,316
Net income	—	—	—	—	20,657	—	1,929	$22,586
Other comprehensive income, net of tax	—	—	—	—	—	1,893	463	$2,356
Balance as of September 30, 2025	53,798,934	$415,617	$181,998	$4,219	$(240,604)	$(11,696)	$86,452	$435,986

(See the accompanying notes, which are an integral part of these Condensed Consolidated Financial Statements.)

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. Dollars, unless otherwise stated)

1. Basis of Presentation

Accounting Principles

IMAX Corporation (together with its subsidiaries, unless the context requires otherwise, the “Company” or “IMAX”) prepares financial statements in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP” or “GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures have been condensed or omitted as permitted by such rules and regulations. In the opinion of the Company’s management, the unaudited Condensed Consolidated Financial Statements reflect all necessary adjustments for a fair statement of interim results. The Condensed Consolidated Balance Sheet at December 31, 2025 was derived from the Company’s audited annual Consolidated Financial Statements in the Company’s 2025 Annual Report on Form 10-K (the “2025 Form 10-K”). The interim results presented in the Company’s Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows are not necessarily indicative of results for a full year. Certain prior period comparatives have been revised to conform with the current period presentation.

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

As of September 30, 2026 and December 31, 2025, total assets and liabilities of the Company’s consolidated VIEs were as follows:

	September 30,	December 31,
(In thousands of U.S. Dollars)	2026	2025
Total assets	$1,842	$1,746
Total liabilities	$365	$362

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

Recently Issued FASB Accounting Standards Codification Updates Not Yet Adopted

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures” (“ASU 2024-03”). The amendments in ASU 2024-03 expand disclosures about specific expense categories presented on the face of the income statement and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation and amortization) in commonly presented expense captions (such as cost of sales, selling, general and administrative expenses). ASU 2024-03 is effective for fiscal periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is in the process of evaluating the impact of ASU 2024-03 on its Consolidated Financial Statements.

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

The Company considers the applicability and impact of all recently issued FASB accounting standard codification updates. ASUs that are not noted above were assessed and determined to be not applicable or not significant to the Company’s Condensed Consolidated Financial Statements for the period ended September 30, 2026.

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

Management’s judgments regarding expected credit losses are based on the facts available to management and involve estimates about the future. As a result, the Company’s judgments and associated estimates of credit losses may ultimately prove, with the benefit of hindsight, to be incorrect. The impacts of inflation and rising interest rates may impact future credit losses. The Company will continue to monitor economic trends and conditions and portfolio performance and adjust its allowance for credit loss accordingly.

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

The following tables summarize the activity in the allowance for credit losses related to Accounts Receivable for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended				Nine Months Ended
	September 30, 2026				September 30, 2026
(In thousands of U.S. Dollars)	Theater Operators	Studios	Other	Total	Theater Operators	Studios	Other	Total
Beginning balance	$12,471	$1,301	$437	$14,209	$12,170	$1,310	$444	$13,924
Current period provision, net	418	77	728	1,223	964	306	721	1,991
Write-offs, net of recoveries	(70)	(40)	—	(110)	(700)	(282)	—	(982)
Foreign exchange	(21)	—	—	(21)	364	4	—	368
Ending balance	$12,798	$1,338	$1,165	$15,301	$12,798	$1,338	$1,165	$15,301

	Three Months Ended				Nine Months Ended
	September 30, 2025				September 30, 2025
(In thousands of U.S. Dollars)	Theater Operators	Studios	Other	Total	Theater Operators	Studios	Other	Total
Beginning balance	$11,568	$1,277	$429	$13,274	$11,678	$1,017	$583	$13,278
Current period provision (reversal), net	545	(186)	54	413	512	336	(100)	748
Write-offs, net of recoveries	(65)	(62)	—	(127)	(79)	(324)	—	(403)
Foreign exchange	(23)	—	—	(23)	(86)	—	—	(86)
Ending balance	$12,025	$1,029	$483	$13,537	$12,025	$1,029	$483	$13,537

For the three and nine months ended September 30, 2026, the Company’s allowance for current expected credit losses related to Accounts Receivable increased by $1.1 million and $1.4 million, respectively (2025 — increased by $0.3 million, in each period).

Financing Receivables

Financing receivables are due from theater operators and consist of the Company’s net investment in sales-type leases and receivables associated with financed sales of IMAX Systems. As of September 30, 2026 and December 31, 2025, financing receivables consisted of the following:

	September 30,	December 31,
(In thousands of U.S. Dollars)	2026	2025
Net investment in leases:
Gross minimum payments due under sales-type leases	$32,561	$32,628
Unearned finance income	(852)	(1,015)
Present value of minimum payments due under sales-type leases	31,709	31,613
Allowance for credit losses	(24)	(458)
Net investment in leases	31,685	31,155
Financed sales receivables:
Gross minimum payments due under financed sales	119,985	127,099
Unearned finance income	(23,531)	(26,160)
Present value of minimum payments due under financed sales	96,454	100,939
Allowance for credit losses	(10,834)	(10,140)
Net financed sales receivables	85,620	90,799
Total financing receivables	$117,305	$121,954

Net financed sales receivables due within one year	$30,512	$30,660
Net financed sales receivables due after one year	55,108	60,139
Total financed sales receivables	$85,620	$90,799

As of September 30, 2026 and December 31, 2025, the weighted-average remaining lease term and weighted-average interest rate associated with the Company’s sales-type lease arrangements and financed sales receivables, as applicable, were as follows:

	September 30,	December 31,
(In thousands of U.S. Dollars)	2026	2025
Weighted-average remaining lease term (in years):
Sales-type lease arrangements	8.5	8.6
Weighted-average interest rate
Sales-type lease arrangements	6.54%	6.91%
Financed sales receivables	8.46%	8.68%

The tables below provide information on the Company’s net investment in leases by credit quality indicator as of September 30, 2026 and December 31, 2025. The amounts disclosed for each credit quality classification are determined on a theater-by-theater basis as per the origination year of the relationship and include both billed and unbilled amounts.

(In thousands of U.S. Dollars)	By Origination Year
As of September 30, 2026	2026	2025	2024	2023	2022	Prior	Total
Net investment in leases:
Credit quality classification:
In good standing	$3,273	$4,564	$3,214	$2,415	$2,597	$15,082	$31,145
Credit Watch	—	—	—	—	—	—	—
Pre-approved transactions	564	—	—	—	—	—	564
Transactions suspended	—	—	—	—	—	—	—
Total net investment in leases	$3,837	$4,564	$3,214	$2,415	$2,597	$15,082	$31,709

(In thousands of U.S. Dollars)	By Origination Year
As of December 31, 2025	2025	2024	2023	2022	2021	Prior	Total
Net investment in leases:
Credit quality classification:
In good standing	$4,843	$3,277	$2,638	$2,721	$8,562	$9,171	$31,212
Credit Watch	—	—	—	—	—	—	—
Pre-approved transactions	—	—	—	—	—	—	—
Transactions suspended	—	—	—	—	—	401	401
Total net investment in leases	$4,843	$3,277	$2,638	$2,721	$8,562	$9,572	$31,613

The tables below provide information on the Company’s financed sales receivables by credit quality indicator as of September 30, 2026 and December 31, 2025. The amounts disclosed for each credit quality classification are determined on a theater-by-theater basis as per the origination year of the relationship and include both billed and unbilled amounts.

(In thousands of U.S. Dollars)	By Origination Year
As of September 30, 2026	2026	2025	2024	2023	2022	Prior	Total
Financed sales receivables:
Credit quality classification:
In good standing	$4,780	$8,704	$4,634	$6,316	$4,321	$36,663	$65,418
Credit Watch	—	—	—	—	—	453	453
Pre-approved transactions	21	321	390	1,155	546	11,970	14,403
Transactions suspended	—	—	153	—	499	15,528	16,180
Total financed sales receivables	$4,801	$9,025	$5,177	$7,471	$5,366	$64,614	$96,454

(In thousands of U.S. Dollars)	By Origination Year
As of December 31, 2025	2025	2024	2023	2022	2021	Prior	Total
Financed sales receivables:
Credit quality classification:
In good standing	$11,069	$6,537	$7,638	$4,796	$7,642	$38,792	$76,474
Credit Watch	—	—	—	—	114	629	743
Pre-approved transactions	316	165	369	—	428	6,870	8,148
Transactions suspended	—	—	—	527	391	14,656	15,574
Total financed sales receivables	$11,385	$6,702	$8,007	$5,323	$8,575	$60,947	$100,939

The following tables provide an aging analysis for the Company’s net investment in leases and financed sales receivables as of September 30, 2026 and December 31, 2025:

	As of September 30, 2026
(In thousands of U.S. Dollars)	Accrued and Current	30-89 Days	90+ Days	Billed	Unbilled	Recorded Receivable	Allowance for Credit Losses	Net
Net investment in leases	$307	$205	$860	$1,372	$30,337	$31,709	$(24)	$31,685
Financed sales receivables	1,400	904	10,443	12,747	83,707	96,454	(10,834)	85,620
Total	$1,707	$1,109	$11,303	$14,119	$114,044	$128,163	$(10,858)	$117,305

	As of December 31, 2025
(In thousands of U.S. Dollars)	Accrued and Current	30-89 Days	90+ Days	Billed	Unbilled	Recorded Receivable	Allowance for Credit Losses	Net
Net investment in leases	$670	$223	$2,278	$3,171	$28,442	$31,613	$(458)	$31,155
Financed sales receivables	1,361	887	10,308	12,556	88,383	100,939	(10,140)	90,799
Total	$2,031	$1,110	$12,586	$15,727	$116,825	$132,552	$(10,598)	$121,954

The following tables provide information about the Company’s net investment in leases and financed sales receivables with billed amounts past due for which it continues to accrue finance income as of September 30, 2026 and December 31, 2025. The amounts disclosed for each credit quality classification are determined on a theater-by-theater basis and include both billed and unbilled amounts.

	As of September 30, 2026
(In thousands of U.S. Dollars)	Accrued and Current	30-89 Days	90+ Days	Billed	Unbilled	Allowance for Credit Losses	Net
Net investment in leases	$213	$124	$634	$971	$15,419	$(2)	$16,388
Financed sales receivables	912	803	7,151	8,866	34,369	(2,034)	41,201
Total	$1,125	$927	$7,785	$9,837	$49,788	$(2,036)	$57,589

	As of December 31, 2025
(In thousands of U.S. Dollars)	Accrued and Current	30-89 Days	90+ Days	Billed	Unbilled	Allowance for Credit Losses	Net
Net investment in leases	$337	$165	$2,281	$2,783	$16,129	$(10)	$18,902
Financed sales receivables	684	690	7,440	8,814	32,211	(1,252)	39,773
Total	$1,021	$855	$9,721	$11,597	$48,340	$(1,262)	$58,675

The following table provides information about the Company’s net investment in leases and financed sales receivables that were on nonaccrual status as of September 30, 2026 and December 31, 2025:

	As of September 30, 2026			As of December 31, 2025
(In thousands of U.S. Dollars)	Recorded Receivable	Allowance for Credit Losses	Net	Recorded Receivable	Allowance for Credit Losses	Net
Net investment in leases	$—	$—	$—	$401	$(401)	$—
Net financed sales receivables	22,821	(10,121)	12,700	24,467	(9,243)	15,224
Total	$22,821	$(10,121)	$12,700	$24,868	$(9,644)	$15,224

For the three and nine months ended September 30, 2026 and 2025, the Company did not recognize Finance Income related to the net investment in leases on nonaccrual status. For the three and nine months ended September 30, 2026, the Company recognized $0.1 million and $0.2 million, respectively (2025 — $0.1 million and $0.2 million, respectively) in Finance Income related to the financed sales receivables on nonaccrual status.

The following tables summarize the activity in the allowance for credit losses related to the Company’s net investment in leases and financed sales receivables for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
	September 30, 2026		September 30, 2026
(In thousands of U.S. Dollars)	Net Investment in Leases	Net Financed Sales Receivables	Net Investment in Leases	Net Financed Sales Receivables
Beginning balance	$24	$10,725	$458	$10,140
Current period (reversal) provision, net	—	77	(435)	599
Foreign exchange	—	32	1	95
Ending balance	$24	$10,834	$24	$10,834

	Three Months Ended		Nine Months Ended
	September 30, 2025		September 30, 2025
(In thousands of U.S. Dollars)	Net Investment in Leases	Net Financed Sales Receivables	Net Investment in Leases	Net Financed Sales Receivables
Beginning balance	$454	$9,819	$664	$10,161
Current period provision (reversal), net	2	83	(208)	(263)
Foreign exchange	—	(9)	—	(5)
Ending balance	$456	$9,893	$456	$9,893

For the three and nine months ended September 30, 2026, the Company’s allowance for current expected credit losses related to its net investment in leases had no change and decreased by $0.4 million, respectively, and net financed sales receivables increased by $0.1 million and $0.7 million, respectively.

For the three and nine months ended September 30, 2025, the Company’s allowance for current expected credit losses related to its net investment in leases increased by less than $0.1 million and decreased by $0.2 million, respectively, and net financed sales receivables increased by $0.1 million and decreased by $0.3 million, respectively.

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

The following table summarizes the activity in the Allowance for Credit Losses related to Variable Consideration Receivables for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
(In thousands of U.S. Dollars)	Theater Operators	Theater Operators	Theater Operators	Theater Operators
Beginning balance	$6	$120	$20	$116
Current period provision (reversal), net	—	—	(14)	4
Ending balance	$6	$120	$6	$120

For the three and nine months ended September 30, 2026, the Company’s allowance for current expected credit losses related to Variable Consideration Receivables had no change and decreased by less than $0.1 million, respectively (2025 — $nil and increased by less than $0.1 million, respectively).

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

The following lease payments are expected to be received by the Company for its sales-type leases in each of the remainder of 2026, next four years and thereafter following the September 30, 2026 balance sheet date:

(In thousands of U.S. Dollars)	Sales-Type Leases
2026 (three months remaining)	$985
2027	3,966
2028	3,929
2029	3,935
2030	3,921
Thereafter	15,825
Total	$32,561

5. Inventories

As of September 30, 2026 and December 31, 2025, Inventories consisted of the following:

	September 30,	December 31,
(In thousands of U.S. Dollars)	2026	2025
Raw materials	$32,559	$26,620
Work-in-process	2,077	2,280
Finished goods	10,571	3,605
Total	$45,207	$32,505

As of September 30, 2026, Inventories included balances of $5.1 million (December 31, 2025 — $1.0 million) for which title had passed to the customers, but the criteria for revenue recognition were not met as of the balance sheet date.

During the three and nine months ended September 30, 2026, the Company recorded write-downs of $1.4 million and $1.5 million, respectively (2025 — write-downs of less than $0.1 million and $0.2 million, respectively) in Costs and Expenses Applicable to Revenues ― Technology Sales. The write-downs during the three months ended September 30, 2026 are primarily due to excess spare parts inventory resulting from evolving service and support requirements for certain IMAX Systems.

6. Borrowings

Revolving Credit Facility Borrowings, Net

As of September 30, 2026 and December 31, 2025, Revolving Credit Facility Borrowings, Net included the following:

	September 30,	December 31,
(In thousands of U.S. Dollars)	2026	2025
Wells Fargo Credit Facility borrowings	$—	$37,000
Unamortized debt issuance costs	—	(2,423)
Revolving Credit Facility Borrowings, net(1)	$—	$34,577
(1)As of September 30, 2026, Deferred financing fees associated with the Company’s Credit Agreement are included in Lease incentives and other assets on the Condensed Consolidated Balance Sheets as there are no outstanding borrowings on the Revolving Credit Facility.

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

The Credit Agreement requires that the Company does not exceed a maximum Senior Secured Net Leverage Ratio (as defined therein) of 3.25:1.00, which may be increased under certain circumstances and is tested on the last day of each fiscal quarter. The Company was in compliance with this requirement as of September 30, 2026 as the Senior Secured Net Leverage Ratio was 0.00:1.00.

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

As of September 30, 2026, there were no borrowings outstanding under the Credit Facility (December 31, 2025 — $37.0 million). Borrowings during the period bore interest at Term SOFR (as defined in the Credit Agreement), plus a margin of 1.50% per annum (December 31, 2025 — 1.50%) based on the Company’s total leverage ratio. The effective interest rates for the three and nine months ended September 30, 2026 were 5.16%, in each period (2025 — 6.09% and 6.15%, respectively).

As of September 30, 2026 and December 31, 2025, the Company had no letters of credit or advance payment guarantees outstanding under the Credit Facility. As of September 30, 2026, the amount available for future borrowings under the Credit Facility was $375.0 million (December 31, 2025 — $338.0 million).

Foreign Exchange Facility

Within the Credit Facility, the Company is able to purchase foreign currency forward contracts and/or other swap arrangements. As of September 30, 2026, the net unrealized loss on the Company’s outstanding foreign currency forward contracts was $1.0 million, representing the amount by which the notional value of these forward contracts exceeded their fair value (December 31, 2025 — net unrealized gain of $1.0 million). As of September 30, 2026, the notional value of the Company’s outstanding foreign currency forward contracts was $45.0 million (December 31, 2025 — $48.4 million).

Bank of China Facility

As of September 30, 2026, and December 31, 2025, there were no borrowings outstanding under the Bank of China Facility (as defined and described in Note 13 to the Company’s audited Consolidated Financial Statements in its 2025 Form 10-K). As of September 30, 2026, there were no outstanding letters of guarantee.

As of September 30, 2026, the amount available for future borrowings under the Bank of China Facility was RMB 190.0 million ($28.2 million) and the amounts drawn and available for letters of guarantee was RMB 1.3 million ($0.2 million) and RMB 8.7 million ($1.3 million), respectively. The amount available for future borrowings under the Bank of China Facility is not subject to a standby fee. The effective interest rates for the three and nine months ended September 30, 2026 was 0% (2025 — 0%). There were no amounts drawn under the Bank of China Facility for the three and nine months ended September 30, 2026. The Bank of China Facility has been renewed to April 15, 2027.

HSBC China Facility

As of September 30, 2026 and December 31, 2025, no borrowings were outstanding under the HSBC China Facility (as defined and described in Note 13 to the Company’s audited Consolidated Financial Statements in its 2025 Form 10-K). As of September 30, 2026, and December 31, 2025, the amount available for future borrowings under the HSBC China Facility was RMB 200.0 million ($29.7 million). The effective interest rate for the three and nine months ended September 30, 2026 was 0% (2025 — 0%).

NBC Facility

As of September 30, 2026 and December 31, 2025, the Company did not have any letters of credit or advance payment guarantees outstanding under the NBC Facility (as defined and described in Note 13 to the Company’s audited Consolidated Financial Statements in its 2025 Form 10-K. Subsequent to September 30, 2026, the NBC Facility has been renewed to October 8, 2027.

Convertible Notes and Other Borrowings, Net

As of September 30, 2026 and December 31, 2025, Convertible Notes and Other Borrowings, Net included the following:

	September 30,	December 31,
(In thousands of U.S. Dollars)	2026	2025
Convertible Notes	$250,000	$250,743
Unamortized discounts and debt issuance costs	(6,444)	(7,636)
Convertible Notes, net	243,556	243,107

Federal Economic Development Loan	516	1,027
Unaccreted interest benefit	(19)	(100)
Federal Economic Development Loan, net	497	927

Convertible Notes and Other Borrowings, net	$244,053	$244,034

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

On November 6, 2025, the Company completed the repurchase of $229.3 million (or 99.7%) of the outstanding principal amount of the 2026 Convertible Notes in separate, privately negotiated repurchase transactions with a limited number of holders. During the three months ended March 31, 2026, certain holders of the remaining outstanding 2026 Convertible Notes elected to convert 217 notes representing $0.2 million of the outstanding principal. As a result of this election, the Company recorded a loss on debt extinguishment of $0.1 million in Interest Expense in the Condensed Consolidated Statement of Operations. The liability for the converted bonds was settled on April 1, 2026, along with the remaining unconverted and outstanding 2026 Convertible Notes. Concurrently with this April 1, 2026 transaction, the Company terminated the remaining portion of the associated 2026 capped call transactions.

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

Federal Economic Development Loan

As of September 30, 2026, the Federal Economic Development Loan (as defined and described in Note 13 to the Company’s audited Consolidated Financial Statements in its 2025 Form 10-K) had a carrying value of $0.5 million, net of unaccreted interest benefit and is recorded within Convertible Notes and Other Borrowings, Net on the Company’s Condensed Consolidated Balance Sheets. The Company expects to fully repay the remainder of the Federal Economic Development Loan by December 31, 2026.

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

Director and Officer Indemnifications

The Company’s by-laws contain an indemnification of its directors/officers, former directors/officers, and persons who have acted at its request to be a director/officer of an entity in which the Company is a shareholder or creditor, to indemnify them, to the extent permitted by the Canada Business Corporations Act, against expenses (including legal fees), judgments, fines and any amounts actually and reasonably incurred by them in connection with any action, suit or proceeding in which the directors and/or officers are sued as a result of their service, if they acted honestly and in good faith with a view to the best interests of the Company. In addition, the Company has entered into indemnification agreements with each of its directors in order to effectuate the foregoing. The nature of the indemnification prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to counterparties. The Company has purchased directors’ and officers’ liability insurance. No amount has been accrued on the Company’s Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025, with respect to this indemnity.

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

8. Condensed Consolidated Statements of Operations – Supplemental Information

Selling Expenses

The following table summarizes the Company’s selling expenses, including sales commissions and marketing and other, which are recognized within Costs and Expenses Applicable to Revenues in the Condensed Consolidated Statements of Operations, for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026		2025
(In thousands of U.S. Dollars)	Sales Commissions	Marketing and Other	Sales Commissions	Marketing and Other
Technology sales(1)	$321	$(46)	$364	$234
Image enhancement and maintenance services(2)	—	2,623	—	4,218
Technology rentals(3)	252	287	233	276
Total	$573	$2,864	$597	$4,728
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

	Nine Months Ended September 30,
	2026		2025
(In thousands of U.S. Dollars)	Sales Commissions	Marketing and Other	Sales Commissions	Marketing and Other
Technology sales(1)	$880	$(35)	$762	$361
Image enhancement and maintenance services(2)	—	12,681	—	10,068
Technology rentals(3)	563	1,541	490	1,276
Total	$1,443	$14,187	$1,252	$11,705
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

Foreign Exchange

Included in Selling, General and Administrative Expenses for the three and nine months ended September 30, 2026 were foreign currency net losses of $0.4 million and $0.6 million, respectively (2025 — net losses of $0.2 million and $0.4 million, respectively) resulting from changes in exchange rates related to foreign currency denominated monetary assets and liabilities. See Note 15 for additional information.

Government Assistance

During the nine months ended September 30, 2025, the Company recognized $2.7 million as a reduction to Selling, General and Administrative Expenses, and a $1.3 million reduction to Costs and Expenses Applicable to Revenues for benefits received from the Internal Revenue Service under the Employee Retention Credit (“ERC”) program which provides for a refundable tax credit for eligible businesses that had employees and were affected during the COVID-19 pandemic. No such assistance was received during the nine months ended September 30, 2026.

Collaborative Arrangements

Joint Revenue Sharing Arrangements

The accounting policy for the Company’s JRSAs is disclosed in Note 2 of the Company’s audited Consolidated Financial Statements in its 2025 Form 10-K.

Revenue attributable to transactions arising between the Company and its customers under JRSAs is recorded within Revenues — Technology Sales (for hybrid JRSAs) and Revenues — Technology Rentals (for traditional JRSAs). For the three and nine months ended September 30, 2026, such revenues totaled $41.3 million and $77.5 million, respectively (2025 — $23.0 million and $60.9 million, respectively).

IMAX Film Remastering and Distribution

The Company earns revenue through the digital remastering of films and other content into IMAX formats for distribution to the IMAX network (“IMAX Film Remastering”). The accounting policy for IMAX Film Remastering and distribution arrangements is disclosed in Note 2 of the Company’s audited Consolidated Financial Statements in its 2025 Form 10-K.

Revenue attributable to transactions arising between the Company and its customers under IMAX Film Remastering and distribution arrangements is included in Revenues – Image Enhancement and Maintenance Services. For the three and nine months ended September 30, 2026, such revenues totaled $90.4 million and $152.2 million, respectively (2025 — $41.9 million and $105.7 million, respectively). See Note 12 for a disaggregated presentation of the Company’s revenues.

Co-Produced Film Arrangements

The accounting policies relating to co-produced film arrangements are disclosed in Notes 2 and 3 of the Company’s audited Consolidated Financial Statements in its 2025 Form 10-K.

As of September 30, 2026, the Company is party to one co-produced film arrangement, which represented the VIE total assets balance of $1.8 million and liabilities balance of $0.4 million, and four other co-produced film arrangements, the terms of which are similar.

For the three and nine months ended September 30, 2026, expenses of $0.1 million and $0.3 million, respectively (2025 — $0.2 million and $0.3 million, respectively) attributable to transactions between the Company and other parties involved in the production of the films have been included in Costs and Expenses Applicable to Revenues ― Image Enhancement and Maintenance Services.

9. Condensed Consolidated Statements of Cash Flows – Supplemental Information

Changes in other operating assets and liabilities

	Nine Months Ended
	September 30,
(In thousands of U.S. Dollars)	2026	2025
Decrease (increase) in:
Financing receivables	$4,358	$1,441
Prepaid expenses	(807)	(1,932)
Variable consideration receivables	(316)	(1,233)
Other assets, excluding lease incentives provided to exhibitor customers	864	687
Increase in:
Accounts payable	4,211	2,585
Accrued and other liabilities	2,049	2,092
Total	$10,359	$3,640

Depreciation and amortization

	Nine Months Ended
	September 30,
(In thousands of U.S. Dollars)	2026	2025
Film assets	$22,658	$14,100
Property, plant and equipment:
Equipment supporting JRSAs	17,955	17,219
Other property, plant and equipment	7,070	6,768
Other intangible assets	7,617	6,394
Other assets	2,435	1,934
Total	$57,735	$46,415

Write-downs, including asset impairments

	Nine Months Ended
	September 30,
(In thousands of U.S. Dollars)	2026	2025
Other assets	$—	$381
Inventories(3)	1,508	201
Property, plant and equipment:
Equipment supporting JRSAs	207	566
Other property, plant and equipment	—	5
Goodwill(1)	6,788	—
Other intangible assets	17	47
Film assets(2)	1,999	103
Total	$10,519	$1,303
(1) For the nine months ended September 30, 2026, the Company recorded goodwill impairment losses of $6.8 million (2025 ― $nil) related to the Streaming and Consumer Technology reporting unit.
(2) For the nine months ended September 30, 2026, the Company incurred a $2.0 million (2025 ― $0.1 million) partial impairment on a documentary film asset. (Refer to Note 17 ― Restructuring Charges and Other Impairments for additional information).
(3) Inventory is stated at the lower of cost and net realizable value. A provision for obsolete and slow-moving inventory is recorded based on the Company’s assessment of inventory aging, forecasted demand, product life cycles, and expected future use. For the nine months ended September 30, 2026, the Company recorded inventory provisions primarily from its assessment of excess spare parts inventory, resulting from evolving service and support requirements for certain IMAX Systems.

Significant non-cash investing activities

	Nine Months Ended
	September 30,
(In thousands of U.S. Dollars)	2026	2025
Net decrease in accruals related to:
Investment in equipment supporting JRSAs	$(963)	$(121)
Acquisition of other intangible assets	7	(120)
Purchases of property, plant and equipment	80	67
Net amount	$(876)	$(174)

10. Income Taxes

For the three months ended September 30, 2026, the Company recorded an income tax recovery of $43.3 million (2025 — expense of $5.2 million). The Company’s effective tax rate of (58.7%) for the three months ended September 30, 2026 reflects the release of a valuation allowance related to certain Canadian federal and provincial deferred tax assets along with the geographic allocation of income earned in taxing jurisdictions, and reversals of tax reserves, partially offset by withholding taxes. The Company’s release of the valuation allowance, based on having demonstrated sustained profitability, was $59.0 million and is discussed below. The Company’s effective tax rate of 18.7% for the three months ended September 30, 2025 reflects the geographic allocation of income earned in taxing jurisdictions and a $2.7 million decrease in the valuation allowance.

For the nine months ended September 30, 2026, the Company recorded an income tax recovery of $37.4 million (2025 — expense of $13.7 million). The Company’s effective tax rate of (36.8%) for the nine months ended September 30, 2026, is primarily related to the net release of $54.2 million of valuation allowance related to certain Canadian federal and provincial deferred tax assets and reflects the geographic allocation of income earned in taxing jurisdictions, tax benefit from share-based compensation, and reversals of tax reserves, partially offset by withholding taxes. The Company’s effective tax rate of 24.1% for the nine months ended September 30, 2025, reflects the geographic allocation of income earned in taxing jurisdictions, withholding taxes, a tax benefit related to share-based compensation and a $1.7 million decrease of valuation allowance.

Deferred Tax Assets, Liabilities and Related Valuation Allowance

As of September 30, 2026, the Company’s Condensed Consolidated Balance Sheets included net deferred income tax assets of $60.0 million (December 31, 2025 — $12.6 million). Management evaluates the realizability of deferred tax assets on a quarterly basis by considering all available positive and negative evidence, including recent operating results, forecasts of future taxable income, and other relevant factors specific to our industry such as the success of new film releases. During the three months ended September 30, 2026, based on all available positive and negative evidence, having demonstrated sustained profitability which is objective and verifiable, and taking into account anticipated future earnings, the Company concluded that is more likely than not that certain of its Canadian federal and provincial deferred tax assets will be realized. The Company released the related valuation allowance, resulting in an income tax benefit in the period of $59.0 million, of which $36.7 million relates to deferred tax assets expected to be utilized in future years.

As of September 30, 2026, the Company’s Condensed Consolidated Balance Sheets also included deferred tax liabilities of $12.5 million (December 31, 2025 — $12.5 million) primarily related to foreign withholding taxes associated with the remaining balance of non-repatriated historical earnings that will not be indefinitely reinvested outside of Canada.

Canada Revenue Agency Reassessments

As disclosed in Note 2 — Summary of Significant Accounting Policies of the 2025 Form 10-K, the Company is subject to ongoing tax audits. During the quarter ended September 30, 2026, the Canada Revenue Agency (the “CRA”) issued Notices of Reassessment to the Company in respect of its 2017 through 2019 taxation years relating primarily to the transactions between the Canadian entity and a Chinese subsidiary in those years. The reassessments would, if successful, increase the Canadian entity’s taxable income by a total of $102 million across those years.

The Company believes CRA’s position to be without merit, and intends to vigorously defend the original filing position by submitting Notices of Objection and pursuing available appeal rights. In addition, should the CRA’s reassessments prevail in whole or in part, the Company would seek relief through the competent authority Mutual Agreement Procedure (“MAP”) to avoid double taxation by reducing the income of the Chinese subsidiary and recover taxes paid in China in the same taxation years. Until this matter is resolved, a significant amount of Canadian tax attributes will not be available to reduce taxable income and it is expected that the Company will be required to make Canadian income tax payments that exceed current tax expense.

The Company has evaluated its filing positions under ASC 740 and concluded it has met the more-likely-than-not recognition threshold. Accordingly, as of September 30, 2026, no unrecognized tax benefit has been recorded for these matters. The ultimate outcome is uncertain, and an unfavorable resolution could be material.

11. Capital Stock and Reserves

Share-Based Compensation

During the three months ended September 30, 2026, the Company did not repurchase any common shares. During the nine months ended September 30, 2026, the Company repurchased 404,866 common shares at an average price of $33.91 per share, for a total of $13.7 million, excluding commission. During the three and nine months ended September 30, 2025, the Company did not have any repurchases of common shares. During the nine months ended September 30, 2026 and 2025, there were no shares purchased in the administration of employee share-based plans.

For the three and nine months ended September 30, 2026, share-based compensation expense totaled $9.8 million and $22.8 million, respectively (2025 — $6.3 million and $18.9 million, respectively) and is reflected in the following accounts in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands of U.S. Dollars)	2026	2025	2026	2025
Costs and expenses applicable to revenues	$492	$348	$1,083	$944
Selling, general and administrative expenses	9,075	5,763	21,208	17,345
Research and development	231	190	547	574
Total	$9,798	$6,301	$22,838	$18,863

The following table summarizes the Company’s share-based compensation expense by each award type:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands of U.S. Dollars)	2026	2025	2026	2025
Restricted Share Units	$2,808	$3,812	$9,905	$11,198
Performance Stock Units	6,111	2,057	10,449	5,958
IMAX China Long Term Incentive Plan Restricted Share Units	353	299	1,561	1,346
IMAX China Long Term Incentive Plan Performance Stock Units	526	133	923	361
	$9,798	$6,301	$22,838	$18,863

For the three and nine months ended September 30, 2026, the Company’s share-based compensation expense included restricted share units (“RSUs”) to non-employees of $nil and $1.7 million for each such period, of which $1.7 million granted during the nine month period vested immediately (2025 — less than $0.1 million and $1.7 million, respectively).

Stock Option Summary

The following table summarizes the activity under the Company’s Stock Option Plan (“SOP”) for the nine months ended September 30, 2026 and 2025:

	Number of Shares		Weighted Average Exercise Price Per Share
	2026	2025	2026	2025
Stock options outstanding, beginning of period	1,818,698	2,469,238	$25.82	$26.27
Exercised	(843,044)	(63,863)	31.61	21.83
Expired	—	(470,582)	—	29.53
Stock options outstanding, end of period	975,654	1,934,793	20.81	25.62
Stock options exercisable, end of period	975,654	1,934,793	20.81	25.62

Stock options are no longer granted under the SOP.

IMAX LTIP Restricted Share Units Summary

The following table summarizes the activity in respect of RSUs issued under the IMAX Corporation Second Amended and Restated Long-Term Incentive Plan (as may be amended, “IMAX LTIP”) for the nine months ended September 30, 2026 and 2025:

	Number of Shares		Weighted Average Grant Date Fair Value Per Share
	2026	2025	2026	2025
RSUs outstanding, beginning of period	1,244,670	1,465,977	$20.10	$17.16
Granted	384,624	555,819	36.80	25.22
Vested and settled	(687,142)	(713,130)	19.82	18.18
Forfeited	(25,466)	(40,513)	26.86	20.27
RSUs outstanding, end of period	916,686	1,268,153	27.13	20.02

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

The compensation expense attributable for each type of PSU is recognized on a straight-line basis over the requisite service period. If, as a result of management’s assessment, it is projected that a greater or lesser number of Adjusted EBITDA PSUs will vest than previously anticipated, a life-to-date adjustment to increase or decrease compensation expense is recorded in the period that such determination is made. The expense recognized in the three and nine months ended September 30, 2026 and 2025 includes adjustments reflecting management’s estimate of the number of Adjusted EBITDA PSUs expected to vest.

The following table summarizes the activity in respect of PSUs issued under the IMAX LTIP for the nine months ended September 30, 2026 and 2025:

	Number of Awards		Weighted Average Grant Date Fair Value Per Share
	2026	2025	2026	2025
PSUs outstanding, beginning of period	1,140,515	1,097,634	$20.12	$17.99
Granted(1)(2)	493,499	555,247	29.50	24.19
Vested and settled(1)(2)	(605,004)	(463,212)	17.61	19.88
Forfeited	(23,637)	(34,301)	26.17	20.77
PSUs outstanding, end of period	1,005,373	1,155,368	26.09	20.13

(1) For the nine months ended September 30, 2026, the balance of shares granted includes 199,473 (2025 — 159,376) additional shares, at a weighted average grant date fair value per share of $16.98 (2025 — $19.18), as PSUs granted in 2023 (2025 — granted in 2022) with Adjusted EBITDA targets vested at 175% (2025 — 175%) on account of full achievement of the targets.
(2) For the nine months ended September 30, 2026, the balance of shares granted includes 46,510 (2025 — 17,375) additional shares, at a weighted average grant date fair value per share of $19.73 (2025 — $22.72), as PSUs granted in 2023 (2025 — granted in 2022) with TSR targets vested at 150% on account of full achievement of the targets (2025 — 123.5% based on actual performance versus the targets).

As of September 30, 2026, the maximum number of common shares that may be issued with respect to PSUs outstanding was 1,764,168, assuming full achievement of the Adjusted EBITDA and TSR targets.

Issuer Purchases of Equity Securities

On June 12, 2017, the Company announced that its Board of Directors approved a $200.0 million share repurchase program for its common shares that would have expired on June 30, 2020, which was subsequently extended through June 30, 2027 and increased to a total share repurchase authority of $500.0 million under the current share repurchase program. As of September 30, 2026, the Company had $237.0 million available under the program. The repurchases may be made either in the open market or through private transactions, including repurchases made pursuant to a plan intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, subject to market conditions, applicable legal requirements, and other relevant factors. The Company has no obligation to repurchase shares and the share repurchase program may be suspended or discontinued by the Company at any time.

As of September 30, 2026, the IMAX LTIP trustee did not hold any shares. Any shares held with the trustee are recorded at cost and are reported as a reduction against Capital Stock on the Company’s Condensed Consolidated Balance Sheets.

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

During the three and nine months ended September 30, 2026, IMAX China did not repurchase any common shares. During the three months ended September 30, 2025, IMAX China did not repurchase any common shares. During the nine months ended September 30, 2025, IMAX China repurchased 1,495,900 common shares, at an average price of HKD 7.56 per share ($0.96 per share) for a total of HKD 11.3 million ($1.4 million), excluding commission. The change in the non-controlling interest attributable to IMAX China as a result of common shares repurchased is recorded as a reduction to Non-Controlling Interests in the Condensed Consolidated Balance Sheets and the Condensed Consolidated Statements of Shareholders’ Equity. The difference between the consideration paid and the ownership interest obtained as a result of IMAX China share repurchases is recorded within Other Equity in the Condensed Consolidated Balance Sheets and the Condensed Consolidated Statements of Shareholders’ Equity.

Basic and Diluted Weighted Average Shares Outstanding

The following table reconciles the denominator of the basic and diluted weighted average share computations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2026	2025	2026	2025
Issued and outstanding, beginning of period	54,842	53,783	53,922	52,946
Weighted average number of shares issued, net	181	5	776	615
Weighted average number of shares outstanding - basic	55,023	53,788	54,698	53,561
Weighted average effect of potential common shares, if dilutive	2,984	1,777	2,199	1,681
Weighted average number of shares outstanding - diluted	58,007	55,565	56,897	55,242

For the three and nine months ended September 30, 2026, the calculation of diluted weighted average shares outstanding excludes 677 and 79,530 shares, respectively (2025 — 844,551 and 928,945 shares, respectively) that are issuable upon the vesting or exercise of share-based compensation including: (i) nil and 3,817 RSUs, respectively (2025 — nil RSUs), (ii) 677 and 75,713 PSUs, respectively (2025 — 1,510 and 85,904 PSUs, respectively) and (iii) nil stock options (2025 — 843,041 stock options), as the effect would be anti-dilutive.

In addition, for the nine months ended September 30, 2026 and the three and nine months ended September 30, 2025, the calculation of diluted weighted average shares outstanding excludes any shares potentially issuable upon the conversion of the 2030 Convertible Notes as the average market price of the Company’s common shares during the period of time they were outstanding was less than the conversion price of the 2030 Convertible Notes.

For the three months ended September 30, 2026, any shares potentially issuable upon conversion of the 2030 Convertible Notes were included in diluted weighted average shares outstanding under the if-converted method because the assumed conversion of the 2030 Convertible Notes was dilutive, as the average market price of the Company’s common shares exceeded the conversion price and the effect was dilutive. Potential conversion shares are included in diluted earnings per share when dilutive, regardless of whether the market-price conversion condition has been met.

In connection with the issuance of the 2030 Convertible Notes, the Company entered into 2030 Capped Call Transactions (as defined and described in Note 13 to the Company’s audited Consolidated Financial Statements included in its 2025 Form 10-K) designed to reduce potential dilution upon conversion and mitigate potential cash payments in excess of the principal amount, subject to a cap. The 2030 Capped Call Transactions are excluded from diluted earnings per share because their effect would be antidilutive. Accordingly, diluted weighted average shares outstanding reflect the dilutive effect of the 2030 Convertible Notes without giving effect to the 2030 Capped Call Transactions.

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

12. Revenue from Contracts with Customers

Disaggregated Information About Revenue

The following tables summarize the Company’s Revenues by reportable segment and revenue stream type for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30, 2026
(In thousands of U.S. Dollars)	Technology Sales	Image Enhancement and Maintenance Services	Technology Rentals	Finance Income	Total
Content Solutions Segment:
Film Remastering and Distribution	$—	$90,389	$—	$—	$90,389
Other Content Solutions	2,332	1,253	—	—	3,585
	2,332	91,642	—	—	93,974
Technology Products and Services Segment:
System Sales	16,092	—	—	—	16,092
System Rentals	—	—	41,436	—	41,436
Maintenance	—	16,458	—	—	16,458
Finance Income	—	—	—	3,274	3,274
	16,092	16,458	41,436	3,274	77,260
Sub-total for reportable segments	18,424	108,100	41,436	3,274	171,234
All Other	452	2,866	—	—	3,318
Total	$18,876	$110,966	$41,436	$3,274	$174,552

	Nine Months Ended September 30, 2026
(In thousands of U.S. Dollars)	Technology Sales	Image Enhancement and Maintenance Services	Technology Rentals	Finance Income	Total
Content Solutions Segment:
Film Remastering and Distribution	$—	$152,154	$—	$—	$152,154
Other Content Solutions	2,332	5,392	152	—	7,876
	2,332	157,546	152	—	160,030
Technology Products and Services Segment:
System Sales	53,761	—	—	—	53,761
System Rentals	—	—	77,908	—	77,908
Maintenance	—	49,679	—	—	49,679
Finance Income	—	—	—	9,059	9,059
	53,761	49,679	77,908	9,059	190,407
Sub-total for reportable segments	56,093	207,225	78,060	9,059	350,437
All Other	2,851	5,485	—	—	8,336
Total	$58,944	$212,710	$78,060	$9,059	$358,773

	Three Months Ended September 30, 2025
(In thousands of U.S. Dollars)	Technology Sales	Image Enhancement and Maintenance Services	Technology Rentals	Finance Income	Total
Content Solutions Segment
Film Remastering and Distribution	$—	$41,913	$—	$—	$41,913
Other Content Solutions	—	2,630	289	—	2,919
	—	44,543	289	—	44,832
Technology Products and Services Segment
System Sales	18,660	—	—	—	18,660
System Rentals	—	—	23,047	—	23,047
Maintenance	—	15,784	—	—	15,784
Finance Income	—	—	—	2,929	2,929
	18,660	15,784	23,047	2,929	60,420
Sub-total for reportable segments	18,660	60,327	23,336	2,929	105,252
All Other	700	702	—	—	1,402
Total	$19,360	$61,029	$23,336	$2,929	$106,654

	Nine Months Ended September 30, 2025
(In thousands of U.S. Dollars)	Technology Sales	Image Enhancement and Maintenance Services	Technology Rentals	Finance Income	Total
Content Solutions Segment
Film Remastering and Distribution	$—	$105,720	$—	$—	$105,720
Other Content Solutions	—	6,454	872	—	7,326
	—	112,174	872	—	113,046
Technology Products and Services Segment
System Sales	49,380	—	—	—	49,380
System Rentals	—	—	60,891	—	60,891
Maintenance	—	47,501	—	—	47,501
Finance Income	—	—	—	8,880	8,880
	49,380	47,501	60,891	8,880	166,652
Sub-total for reportable segments	49,380	159,675	61,763	8,880	279,698
All Other	2,346	2,961	—	—	5,307
Total	$51,726	$162,636	$61,763	$8,880	$285,005

For the three and nine months ended September 30, 2026, revenues earned from Technology Sales include variable consideration of $3.5 million and $18.3 million, respectively (2025 — $5.1 million and $11.4 million, respectively).

For the three and nine months ended September 30, 2026, revenues earned from leasing arrangements total $41.5 million and $78.1 million, respectively (2025 — $23.3 million and $61.8 million, respectively), including $41.4 million and $78.0 million, respectively, in Revenues ― Technology Rentals (2025 — $23.3 million and $61.8 million, respectively), and less than $0.1 million and $0.1 million in the three and nine months ended September 30, 2026, respectively, in Revenues ― Technology Sales (2025 — $nil and $0.1 million, respectively).

Deferred Revenue

IMAX System sale and lease arrangements include a requirement for the Company to provide maintenance services over the life of the arrangement, some of which maintenance services are subject to a consumer price index adjustment each year. In circumstances where customers prepay the entire term’s maintenance fee based on the original arrangement, additional payments are due to the Company for the years after its extended warranty and maintenance obligations expire. Payments, upon renewal each year, are either prepaid or made in arrears and can vary in frequency from monthly to annually. As of September 30, 2026, $19.2 million of consideration has been deferred in relation to outstanding maintenance services to be provided on existing maintenance contracts (December 31, 2025 — $28.3 million).

During the three and nine months ended September 30, 2026, $7.6 million and $26.9 million of revenue, respectively, was recognized from the $50.4 million balance of deferred revenue as of December 31, 2025. During the three and nine months ended September 30, 2025, $9.6 million and $29.4 million of revenue, respectively, was recognized from the $52.7 million balance of deferred revenue as of December 31, 2024.

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

Segment Financial Information

The following table presents the Company’s revenue and gross margin by reportable segment for the three months ended September 30, 2026 and 2025:

	Revenue(1)		Gross Margin
(In thousands of U.S. Dollars)	2026	2025	2026	2025
Content Solutions	$93,974	$44,832	$71,669	$31,923
Technology Products and Services	77,260	60,420	53,396	34,820
Sub-total for reportable segments	171,234	105,252	125,065	66,743
All Other	3,318	1,402	1,237	528
Total	$174,552	$106,654	$126,302	$67,271
(1)The Company’s largest customer represents 12% of total Revenues for the three months ended September 30, 2026 (2025 — 10%). Two customers each individually comprised more than 10% of the Company’s total Accounts Receivable balance as of September 30, 2026. No single customer accounted for more than 10% of the Company’s total Accounts Receivable balance as of December 31, 2025.

The following table presents the Company’s revenue and gross margin by reportable segment for the nine months ended September 30, 2026 and 2025:

	Revenue(1)		Gross Margin
(In thousands of U.S. Dollars)	2026	2025	2026	2025
Content Solutions	$160,030	$113,046	$111,900	$77,908
Technology Products and Services	190,407	166,652	119,295	94,084
Sub-total for reportable segments	350,437	279,698	231,195	171,992
All Other	8,336	5,307	3,814	2,057
Total	$358,773	$285,005	$235,009	$174,049
(1)The Company’s largest customer represents 15% of total Revenues for the nine months ended September 30, 2026 (2025 — 9%). Two customers each individually comprised more than 10% of the Company’s total Accounts Receivable balance as of September 30, 2026. No single customer accounted for more than 10% of the Company’s total Accounts Receivable balance as of December 31, 2025.

The following table presents the Costs and Expenses Applicable to Revenues for the Content Solutions segment that is made available to the CODM as part of the Company’s annual and quarterly financial reporting requirements in accordance with U.S. GAAP:

Content Solutions Segment:	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands of U.S. Dollars)	2026	2025	2026	2025
Revenue	$93,974	$44,832	$160,030	$113,046
Film asset amortization	14,763	4,571	22,658	14,100
Marketing and other selling expenses	2,623	4,218	12,681	10,068
Co-produced film participation expenses	74	164	312	343
Other segment expenses(1)	4,845	3,956	12,479	10,627
Total Costs and Expenses Applicable to Revenues	22,305	12,909	48,130	35,138
Gross Margin	$71,669	$31,923	$111,900	$77,908
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

The following table presents the Costs and Expenses Applicable to Revenues for the Technology Products and Services reportable segment that is made available to the CODM as part of the Company’s annual and quarterly financial reporting requirements in accordance with U.S. GAAP:

Technology Products and Services Segment:	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands of U.S. Dollars)	2026	2025	2026	2025
Revenue	$77,260	$60,420	$190,407	$166,652
Depreciation of equipment supporting JRSAs	6,007	5,841	17,955	17,219
Marketing and other selling expenses	573	597	1,443	1,252
Write-down of equipment supporting JRSAs	33	478	207	566
Write-down of inventory(1)	1,388	98	1,508	201
Other segment expenses(2)	15,863	18,586	49,999	53,330
Total Costs and Expenses Applicable to Revenues	23,864	25,600	71,112	72,568
Gross Margin	$53,396	$34,820	$119,295	$94,084
(1)During the three and nine months ended September 30, 2026, the Company recorded inventory provisions primarily from its assessment of excess spare parts inventory, resulting from evolving service and support requirements for certain IMAX Systems.
(2)Included within the Other segment expenses are costs related to the manufacturing and build of IMAX Systems recognized in the period, maintenance and warranty costs, and other product related costs.

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

The following table summarizes the Company’s revenues by geographic area for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended September 30,
(In thousands of U.S. Dollars)	2026	2025	2026	2025
United States	$70,373	$39,507	$139,222	$104,469
Greater China	28,394	20,270	62,843	78,072
Asia (excluding Greater China)	24,587	23,235	59,684	41,838
Western Europe	29,589	14,050	57,674	35,715
Latin America	5,930	3,034	11,396	7,141
Canada	5,599	3,041	10,330	6,937
Rest of the World	10,080	3,517	17,624	10,833
Total	$174,552	$106,654	$358,773	$285,005

The United States, Greater China (which includes the mainland of the People’s Republic of China, Hong Kong, Macau, and Taiwan), Asia (excluding Greater China), and Western Europe each comprise greater than 10% of the Company’s total revenues for the three and nine months ended September 30, 2026. The United States, Greater China, Asia and Western Europe each comprise greater than 10% of the Company’s total revenues for the three and nine months ended September 30, 2025.

14. Employee’s Pension and Postretirement Benefits

Defined Benefit Plan

The Company has an unfunded defined benefit pension plan, the Supplemental Executive Retirement Plan (the “SERP”), covering its CEO, Richard L. Gelfond. Under the terms of his employment agreement, as amended, the total benefit payable to Mr. Gelfond under the SERP is fixed at $20.3 million.

As of September 30, 2026, the Company’s projected benefit obligation under the SERP was $18.0 million (December 31, 2025 — $17.5 million). For the three and nine months ended September 30, 2026, the Company recorded interest costs of $0.2 million and $0.5 million, respectively, (2025 — $0.1 million and $0.5 million, respectively) related to the SERP. The Company expects to recognize additional interest costs of $0.2 million related to the SERP during the remainder of 2026. No contributions are expected to be made to the SERP in 2026.

Postretirement Benefits – Executives

The Company has an unfunded postretirement plan for Mr. Gelfond and Bradley J. Wechsler, former Chairman of the Company’s Board of Directors (the “Executive Postretirement Benefit Plan”).

As of September 30, 2026, the Company’s postretirement benefits obligation under this plan was $0.5 million (December 31, 2025 — $0.5 million). For the three and nine months ended September 30, 2026, the Company has recorded an expense of less than $0.1 million, in each period (2025 — less than $0.1 million, in each period) related to this plan.

Postretirement Benefits – Canadian Employees

The Company has an unfunded postretirement plan for its Canadian employees meeting specific eligibility requirements. The Company will provide eligible participants, upon retirement, with health and welfare benefits. As of September 30, 2026, the Company’s postretirement benefits obligation under this plan was $0.9 million (December 31, 2025 — $1.0 million). For the three and nine months ended September 30, 2026, the Company has recorded expense of less than $0.1 million, in each period (2025 — less than $0.1 million, in each period) related to this plan.

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

As of September 30, 2026, the benefit obligation related to the Retirement Plan was $4.6 million (December 31, 2025 — $4.4 million) and is recorded on the Company’s Condensed Consolidated Balance Sheets within Accrued and Other Liabilities. As the Retirement Plan is fully vested, the benefit obligation is measured at the present value of the benefits expected to be paid in the future with the accretion of interest recognized in the Condensed Consolidated Statements of Operations within Retirement Benefits Non-Service Expense.

The Retirement Plan is funded by an investment in company-owned life insurance (“COLI”), which is recorded at its fair value, which equates to its cash surrender value, on the Company’s Condensed Consolidated Balance Sheets within Prepaid Expenses. As of September 30, 2026, fair value of the COLI asset was $3.9 million (December 31, 2025 — $3.8 million). Gains and losses resulting from changes in the cash surrender value of the COLI asset are recognized in the Condensed Consolidated Statements of Operations within Realized and Unrealized Investment Gains.

15. Financial Instruments

Financial Instruments

The Company’s cash is invested with various major financial institutions. The Company’s $207.9 million balance of cash and cash equivalents as of September 30, 2026 (December 31, 2025 — $151.2 million) included $171.6 million in cash held outside of Canada (December 31, 2025 — $137.4 million), of which $121.8 million was held in the PRC (December 31, 2025 — $97.2 million).

Fair Value Measurements

The carrying values of the Company’s Cash and Cash Equivalents, Accounts Receivable, Variable Consideration, Accounts Payable and Accrued Liabilities due within one year approximate their fair values due to the short-term maturity of these instruments. Including these instruments, the Company’s financial instruments consisted of the following:

	As of September 30, 2026		As of December 31, 2025
(In thousands of U.S. Dollars)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Level 2
Net financed sales receivables(1)	$85,620	$80,036	$90,799	$87,677
Net investment in sales-type leases(1)	31,685	30,473	31,155	28,200
2030 Convertible notes(2)	(250,000)	(355,955)	(250,000)	(278,708)
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

The Company has entered into a series of foreign currency forward contracts to manage the risks associated with the volatility of foreign currencies. Certain of these foreign currency forward contracts met the criteria required for hedge accounting under the Derivatives and Hedging Topic of the FASB ASC at inception, and continued to meet hedge effectiveness tests as of September 30, 2026 (the “Foreign Currency Hedges”), with settlement dates throughout 2026, 2027 and 2028. Foreign currency derivatives are recognized and measured on the Condensed Consolidated Balance Sheets at fair value. Changes in the fair value (i.e., gains or losses) are recognized in the Condensed Consolidated Statements of Operations except for derivatives designated and qualifying as foreign currency cash flow hedging instruments. The Company currently has cash flow hedging instruments associated with Selling, General and Administrative Expenses. For foreign currency cash flow hedging instruments related to Selling, General and Administrative Expenses, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in Accumulated Other

Comprehensive Loss (“AOCI”) and reclassified to the Condensed Consolidated Statements of Operations when the forecasted transaction occurs. Any ineffective portion is recognized immediately in the Condensed Consolidated Statements of Operations.

The following tabular disclosures reflect the impact that derivative instruments and hedging activities have on the Company’s Condensed Consolidated Financial Statements:

Notional value of derivatives in foreign exchange contracts:

	September 30,	December 31,
(In thousands of U.S. Dollars)	2026	2025
Derivatives designated as hedging instruments:
Foreign exchange contracts — Forwards	$44,967	$48,357

Fair value of derivatives in foreign exchange contracts:

		September 30,	December 31,
(In thousands of U.S. Dollars)	Balance Sheet Location	2026	2025
Derivatives designated as hedging instruments:
Foreign exchange contracts — Forwards	Other assets	$—	$992
	Accrued and other liabilities	(1,041)	(2)
		$(1,041)	$990

Derivatives in foreign currency hedging relationships are as follows:

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
(In thousands of U.S. Dollars)		2026	2025	2026	2025
Foreign exchange contracts — Forwards	Derivative (Loss) Gain Recognized in OCI (Effective Portion)	$(211)	$(1,223)	$(1,646)	$582

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
(In thousands of U.S. Dollars)	Location of Derivative (Loss) Gain Reclassified from AOCI (Effective Portion)	2026	2025	2026	2025
Foreign exchange contracts — Forwards	Selling, general and administrative expenses	$(62)	$(120)	$386	$(1,747)

The Company’s estimated net amount of the existing loss as of September 30, 2026 is $0.9 million, which is expected to be reclassified to the Condensed Consolidated Statements of Operations within the next twelve months.

16. Non-Controlling Interests

IMAX China Non-Controlling Interest

As of September 30, 2026, the Company indirectly owned 71.57% of the outstanding equity interest in IMAX China, whose shares trade on the Hong Kong Stock Exchange (December 31, 2025 — 71.57%). IMAX China remains a consolidated subsidiary of the Company. As of September 30, 2026, the balance of the Company’s non-controlling interest in IMAX China was $97.8 million (December 31, 2025 — $89.2 million). For the three and nine months ended September 30, 2026, the net income attributable to the non-controlling interest in IMAX China was $3.3 million and $5.6 million, respectively (2025 — $1.9 million and $8.7 million, respectively).

17. Restructuring Charges and Other Impairments

In the three and nine months ended September 30, 2026, the Company incurred $nil and $2.3 million, respectively (2025 — $nil and $0.8 million, respectively) in Restructuring charges and other impairments in the Condensed Consolidated Statements of Operations.

Specifically, in the nine months ended September 30, 2026, the Company recognized an impairment charge of $2.0 million (2025 — $nil) on an individual documentary film asset following a reassessment of estimated future revenues. The revised estimates reflects updates to estimated market performance and future monetization of the title.

In addition, in the nine months ended September 30, 2026, the Company incurred termination charges of $0.3 million (2025 — $0.8 million) in connection with its plan to optimize its organizational structure, including eliminating redundant roles, addressing spans and layers to capture efficiencies and centralizing certain operational roles.

As of September 30, 2026, the Company’s liability was $0.4 million (December 31, 2025 — $1.4 million) on the Consolidated Balance Sheets within Accrued and other liabilities related to Restructuring charges and other impairments.

18. Goodwill

As of September 30, 2026, the Company’s total Goodwill was $39.0 million (December 31, 2025 — $45.8 million) of which $39.0 million (December 31, 2025 — $39.0 million) relates to the Technology Products and Services (“TPS”) reporting unit and $nil (December 31, 2025 — $6.8 million) relates to the Streaming and Consumer Technology (“SCT”) reporting unit which is described in Note 20 to the Company’s Consolidated Financial Statements in its 2025 Form 10-K.

The Company performed both a qualitative and quantitative assessment of the fair value of the SCT reporting unit as of September 30, 2026, and recognized an impairment charge equal to the carrying amount of the SCT reporting unit’s goodwill of $6.8 million on the statement of operations in the three and nine months ended September 30, 2026, with no goodwill remaining within the SCT reporting unit. The Company first evaluated the recoverability of the intangible assets within the SCT reporting unit and concluded no impairment existed as of September 30, 2026. The decline in the fair value of the SCT reporting unit and resulting goodwill impairment charge was due to the Company’s shift in product and service offerings during the third quarter of 2026, and the potential cash flows that these offerings are projected to generate, as well as organizational changes within the quarter. The discounted cash flow method, which estimates fair value based on the present value of future cash flows, required the Company to make various assumptions regarding the timing and amount of these cash flows, including revenue growth rates, projected operating expenditures, the terminal value of the business at the end of the projection period and the underlying discount rate used to determine the net present value of the future cash flows. The Company’s 2026 assessment included assumptions about future cash flows based on its internal forecasts and the revenue growth rates were based on expected trends supported by market growth projections. The terminal value was estimated using a long-term growth rate that closely approximated inflation. The discount rate determined for the reporting unit was based on the risks of achieving the future cash flows, including risks applicable to the industry and market as a whole, as well as the capital structure of comparable entities. For the impairment test of the SCT reporting unit, the Company utilized a discount rate of 20.0% and a revenue growth rate of 5.0% in certain years, which represent the most significant assumptions in the model.

Assumptions and estimates about future cash flows and discount rates are complex, subjective, and require significant judgment. The analysis is dependent on internal forecasts, estimation of the long-term rates of revenue growth rates, terminal growth rates, profitability measures, and determination of the discount rates for the SCT reporting unit.

The Company also performed a qualitative assessment of the fair value of the TPS reporting unit as of September 30, 2026, and did not identify any triggering events that would indicate the carrying value is more likely than not less than the fair value of the reporting unit.

Changes to the carrying amount of goodwill for the nine months ended September 30, 2026 and the year ended December 31, 2025 were as follows:

	September 30, 2026
(In thousands of U.S. Dollars)	Cost	Impairment	Net Book Value
Goodwill	$52,815	$13,788	$39,027

	December 31, 2025
(In thousands of U.S. Dollars)	Cost	Impairment	Net Book Value
Goodwill	$52,815	$7,000	$45,815

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Presented below is Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) for IMAX Corporation (together with its consolidated subsidiaries, unless the context requires otherwise, “IMAX” or the “Company”) for the three and nine months ended September 30, 2026 and 2025. This MD&A should be read in conjunction with the accompanying Condensed Consolidated Financial Statements in Item 1 as well as the Company’s audited consolidated financial statements and related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended December 31, 2025 included in the Company’s 2025 Annual Report on Form 10-K (the “2025 Form 10-K”).

As of September 30, 2026, the Company indirectly owned 71.57% of the outstanding equity interest in IMAX China Holding, Inc. (“IMAX China”), whose shares trade on the Hong Kong Stock Exchange. IMAX China is a consolidated subsidiary of the Company. For the nine months ended September 30, 2026, net income attributable to IMAX China was $19.6 million, of which $14.0 million was attributable to the shareholders of the Company (2025 — $30.5 million and $21.9 million, respectively).

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

Certain statements included in this quarterly report may constitute “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 or “forward-looking information” within the meaning of Canadian securities laws. Words such as “anticipate,” “assume,” “believe,” “continue,” “could,” “drive,” “estimate,” “expect,” “forecast,” “future,” “if,” “improvement,” “intend,” “likely,” “may,” “plan,” “possibility,” “potential,” “project,” “projection,” “prospect,” “remain,” “scheduled,” “seek,” “strategy,” “subject to,” “upcoming,” “will,” “would,” or the negative thereof, and similar expressions identify forward-looking statements and information. These forward-looking statements and information include, but are not limited to, statements regarding the Company’s business and technology strategies and measures to implement such strategies, including with respect to its brand extensions and repositioning and new business initiatives; the Company’s competitive strengths, goals, market opportunity and penetration, including opportunities in and expected growth from international markets, networks, operations and technology; future cash flow and revenue realization; capital allocation, including the amount and nature of future capital expenditures and the sufficiency of capital and liquidity to fund the Company’s anticipated operating needs; the Company’s capital structure, including the incurrence and repayment of debt; the outcome of legal proceedings and tax reassessments, the Company’s technological capabilities and the differentiation thereof; the Company’s ability to enhance its brand equity and brand awareness and the benefits thereof; industry prospects and developments and shifts in consumer behavior; the Company’s upcoming film slate and content pipeline, including the timing and performance thereof; and plans and references to the future success of the Company and expectations regarding its future operating, financial and technological results.

These forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform with the expectations and predictions of the Company is subject to a number of risks and uncertainties, including, but not limited to: risks associated with the Company’s investments, operations and future expansion in foreign jurisdictions, including the impact of economic, political and regulatory policies and laws of the United States, Canada, and China, tariffs and other trade regulations, and economic and trade tensions, trade wars, and geopolitical conflicts; risks related to the Company’s growth and operations in China, including industry conditions affecting both the Company and its partners; the ability of the Company’s exhibitor customers to fulfill their contractual payment obligations; risks related to the Company’s ability to attract and retain its employee population or the loss of the Company’s key personnel; the performance of IMAX remastered films and other films released to the IMAX network; conditions, changes and developments in the commercial exhibition industry; the Company’s ability to enter into new IMAX theater system agreements and sales and lease agreements and the effects thereof; fluctuations in operating results and cash flow; currency fluctuations and foreign exchange controls; the potential impact of increased competition in the markets within which the Company operates, including competitive actions by other companies; the ability of the Company to respond to change and advancements in technology, including with respect to AI products and AI-generated content; the potential impacts of consolidation among commercial exhibitors and studios; the success of brand extensions and new business initiatives; conditions and competition in the in-home (including streaming) and out-of-home entertainment industries; the Company’s ability to identify and pursue new business opportunities (or lack thereof); cybersecurity and data privacy incidents; the Company’s ability to protect its intellectual property and to avoid infringing, misappropriating, or violating the intellectual property rights of others; effects of environmental laws and regulations, including with respect to climate change; weather conditions and natural disasters that may disrupt or harm the Company’s business; effects of the Company’s indebtedness on its cash flow and business activities and the Company’s ability to comply with its debt agreements; general economic, market or business conditions; sustained inflationary pressure; political, economic and social instability and the resulting disruptions to the Company’s operations or supply chain; the Company’s ability to convert system backlog into revenue and cash flows; accuracy of assumptions underlying goodwill impairment assessment and fair value measurements; changes in laws, regulations or accounting principles; any statements of belief and any statements of assumptions underlying any of the foregoing; other factors and risks outlined in the Company’s periodic filings with the United States Securities and Exchange Commission (the “SEC”) or in Canada, on the System for Electronic Data Analysis and Retrieval (“SEDAR+”); and other factors, many of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this quarterly report are qualified by these cautionary statements, and actual results or anticipated developments by the Company may not be realized, and even if substantially realized, may not have the expected consequences to, or effects on, the Company. The forward-looking statements herein are made only as of the date hereof and the Company undertakes no obligation to update publicly or otherwise revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

IMAX has the largest global premium format network, more than double the size of its nearest competitor. As of September 30, 2026, there were 1,887 IMAX Systems operating in locations in 91 countries and territories, including 1,820 commercial multiplexes, 10 commercial destinations, and 57 institutional locations in the Company’s global network. This compares to 1,829 IMAX Systems operating in locations in 89 countries and territories as of September 30, 2025, including 1,759 commercial multiplexes, 10 commercial destinations, and 60 institutional locations in the Company’s global network. (Refer to the table under “IMAX Network and Backlog” for additional information on the composition of the IMAX network.)

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

The strength of the IMAX business model and brand are evidenced by its results for the third quarter of 2026, in which the Company delivered the best quarterly financial performance in its history. This includes revenue of $174.6 million, net income of $113.8 million, earnings per diluted share of $1.96, total adjusted EBITDA of $120.9 million, and adjusted earnings per diluted share of $2.21.

IMAX generated quarterly box office of $712.1 million, its highest grossing quarter ever led by the performance of Christopher Nolan’s The Odyssey, the first theatrical release ever shot entirely with the IMAX film cameras. The mythic action epic generated IMAX box office of $538 million during the quarter, cementing its status as the Company’s highest grossing film of all time. Box office during the period was further bolstered by Spider-Man: Brand New Day and Resident Evil, the latter of which delivered one of the biggest IMAX opening weekends of all time for a horror film.

Strong demand for IMAX among audiences worldwide continues to create a positive network effect for the Company, as more filmmakers, studios, and artists seek to create content for the IMAX platform. The IMAX film slate for 2027 is more than 65% full and is expected to include more than 12 Filmed For IMAX® releases, including Star Wars: Starfighter and the Superman sequel Man of Tomorrow. Filmed For IMAX releases continue to be a key driver of the Company’s surging market share; as of September 30, 2026, its trailing twelve-month box office market share was 6.2% domestic and 4.5% global.

Furthermore, IMAX continues to build its portfolio of local language films from around the world. In the third quarter of 2026, local language films delivered $36.5 million in IMAX global box office, led by the Chinese local language film, All Wishes Come True!.

See “Results of Operations” below for a discussion of the Company’s 2026 three and nine months results as compared to the corresponding prior year periods.

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

Content Solutions

The Content Solutions segment earns revenue from IMAX Film Remastering, including the distribution of this content across the IMAX global network. To a lesser extent, the Content Solutions segment also earns revenue from the distribution of large-format documentary films and IMAX events and experiences, including music, gaming, and sports to commercial IMAX theaters, as well as the provision of film post-production services. The Company earns merchandising revenue which includes IMAX branded merchandise and cooperative merchandising with studios.

Content Solutions segment results are influenced by the level of commercial success and global box office performance of the films and other content released to the IMAX network, as well as other factors, including the timing of the releases, the length of play across the IMAX network, and the global box office share take rates under the Company’s Film Remastering and distribution arrangements. Variations in the number, timing and performance of releases, including a significant film outperformance in a period, can result in fluctuations between periods, greater concentration of results in a particular period, and limit the comparability of year-over-year results. Other factors influencing segment results include the timing of documentary downstream sales, marketing expenditures associated with releases, and fluctuation in foreign currencies relative to U.S. Dollars.

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

Filmed For IMAX is IMAX’s filmmaker partnership program. Filmmakers who participate in the program leverage IMAX technology throughout the production process to deliver a movie that is meant to be seen in an IMAX location. From pre-production through to release, the Company works closely with filmmakers to maximize The IMAX Experience for audiences. Filmed For IMAX movies are shot using either an IMAX certified digital camera or an IMAX film camera, with the IMAX Post-Production team working closely with the filmmaker from camera testing before the shoot begins, to on-set support, to test screenings, and post-production. Most Filmed For IMAX movies leverage IMAX’s exclusive expanded aspect ratio for select sequences and, occasionally, the entire film, and benefit from unique marketing support. The global box office metrics have demonstrated audiences respond extremely favorably to Filmed For IMAX titles, resulting in a higher market share for IMAX. In the first nine months of 2026, Filmed For IMAX titles on average indexed approximately 11% higher than titles with no IMAX DNA on opening weekend.

Management believes that growth in global box office represents an important growth opportunity for the Company. The Company’s strategy to capitalize on this opportunity includes expanding the IMAX network into underpenetrated international markets and growing the number of local language films released, particularly in Japan, India, Thailand, and South Korea. As the popularity of local language films has continued to increase, the Company has extended its content strategy to distribute local language content beyond native markets. For the three and nine months ended September 30, 2026, local language films exhibited across the Company’s global network generated $36 million and $117 million in box office, representing 5% and 9%, respectively, of the Company’s global box office.

The following table provides the number of new films and other content released to the Company’s global network during the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Hollywood film releases(1)	7	7	25	22
Local language film releases:
China	6	12	16	22
Japan	4	4	13	8
India	2	1	5	7
Thailand	2	1	3	1
South Korea	1	2	4	6
Vietnam	1	1	2	2
France	—	—	3	2
Indonesia	—	—	1	1
Saudi Arabia	—	—	1	1
Taiwan, China	—	—	1	—
Brazil	—	—	1	—
Germany	—	1	—	1
Egypt	—	—	—	1
Total local language film releases	16	22	50	52
Other content experiences	7	8	18	17
	30	37	93	91
(1)For the three and nine months ended September 30, 2026, the films released to the Company’s global network include four and 11 with IMAX DNA (2025 — four and 13).

In addition to the 101 IMAX films and other content experiences released on the Company’s global network during the nine months ended September 30, 2026, the Company has announced the following 32 films and other content experiences for release in the remainder of 2026:

Title	Studio	Scheduled Release Date(1)	IMAX DNA
Traces of Justice(2)	Maoyan	October 2026	—
Drishyam: The Conclusion(2)	Panorama Studios	October 2026	—
Digger	Warner Bros. Pictures	October 2026	—
Kuasa Gelap: Perjanjian Darah(2)	Paragon Pictures	October 2026	—
Queen Budapest	Trafalgar	October 2026	—
Stormbound	IMAX	October 2026	Filmed For IMAX
Portrait of an Artist: Stephen Curry	Disney	October 2026	Filmed For IMAX
Always LaLisa(2)	Trafalgar	October 2026	—
Les Misérables(2)	Studio Canal	October 2026	—
Jailer 2(2)	Sun Pictures	October 2026	—
Street Fighter	Paramount Pictures	October 2026	Filmed For IMAX
F1® on Apple TV Live in IMAX: Austin Race	Apple TV	October 2026	—
Everest: The Other Side	National Geographic	October 2026	Filmed For IMAX
Der Perfekte Urlaub(2)	Constantin Films	October 2026	—
Nakee 3: The Cursed War(2)	M Studio	October 2026	—
Gupi(2)	Gupi Animation Studio	October 2026	—
The Elephant Odyssey(2)	Beach House Pictures	October 2026	Filmed For IMAX
Once Upon a Time in Hollywood (Re-release)	Sony Pictures	October 2026	—
Mylène Farmer(2)	Pathé Live	October 2026	—
Le Fantôme de l'Opéra(2)	SND	October 2026	—
The Doll: Ghawiah(2)	Hitmaker Studios	October 2026	—
Godzilla Minus Zero(2)	Toho Cinemas	November 2026	Filmed For IMAX
Ramayana(2)	DNEG	November 2026	Filmed For IMAX
Dune: Part One (Re-release)	Warner Bros. Pictures	November 2026	Filmed For IMAX
Dune: Part Two (Re-release)	Warner Bros. Pictures	November 2026	Filmed For IMAX
Hunger Games: Sunrise on the Reaping	Lionsgate	November 2026	Filmed For IMAX
Witch on the Holy Night(2)	Toho Cinemas/Aniplex/ufotable	November 2026	—
The Further Mis-Adventures of Cliff Booth	Netflix	November 2026	—
2 Aile Arasında(2)	CGV Mars Cinema Group	December 2026	—
George Michael: The Faith Tour	Mercury Studios	December 2026	—
Dune: Part Three	Warner Bros. Pictures	December 2026	Filmed For IMAX
Avengers: Doomsday(2)	Walt Disney Studios	December 2026	—
(1)The scheduled release dates in the table above are subject to change, may vary by territory, and may not reflect the date(s) of limited premiere events. (2)Denotes local language release.

The Company remains in active negotiations with studios for additional films to fill out its short- and long-term film slate for the IMAX network. The Company also expects to announce additional local language films and exclusive IMAX events and experiences to be released to its global network in 2026 and beyond. The Company’s Hollywood film slate in 2027 continues to fill out including major releases such as: Narnia: The Magician’s Nephew, The Thomas Crown Affair, Godzilla x Kong: Supernova, The Legend of Zelda, Star Wars: Starfighter, How to Train Your Dragon 2, Spider-Man: Beyond the Universe, Shrek 5, Man of Tomorrow, Frozen 3 and Avengers: Secret Wars.

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

The Company believes that the IMAX network is a valuable global platform to launch and distribute original content, including documentaries. The ownership rights to such films may be held by the film sponsors, the film investors and/or the Company. As of September 30, 2026, the Company had distribution rights with respect to approximately 70 films, which cover subjects such as space, wildlife, music, sports, history, and natural wonders.

In early 2026, The Lost Wolves of Yellowstone, in collaboration with Grizzly Creek Films LLC, and French language documentary Athos, produced by Federation Studio France, were released. In April 2026, the Company released the restored IMAX documentary Cave of Forgotten Dreams, in collaboration with Independent Film Company. In October 2026, the Company released the documentaries Stormbound, produced by Academy Award-winning producer, Adam McKay; Portrait of an Artist: Stephen Curry in collaboration with Religion of Sports, Unanimous Media, and NBA Entertainment; Everest: The Other Side in collaboration with National Geographic; and The Elephant Odyssey, a documentary in collaboration with Beach House Pictures Pte Ltd and China International Communications Group. Upcoming documentaries which are currently in production include Frontier, produced in collaboration with Nocturnal Entertainment Productions, LLC, Atlas Entertainment LLC, and Believe Entertainment Group, LLC, is expected to be released in 2027.

In addition, the Company continues to evolve its platform to bring new, innovative IMAX events and experiences to audiences worldwide. As of September 30, 2026, the Company was able to deliver live and interactive events to 251 locations worldwide. Furthermore, the Company can use its live streaming technologies to deliver events to additional IMAX locations around the world.

In the nine months ended September 30, 2026, the Company partnered with various studios and distributors on a number of alternative content releases and exclusive events. These included the releases of EPiC: Elvis Presley in Concert (Neon Rated and Universal Pictures), Stray Kids: The dominATE Experience (Bleecker Street and Universal Pictures), Twenty One Pilots: More Than We Ever Imagined (Trafalgar Releasing), Eric Church: Evangeline vs. The Machine Comes Alive (Mercury Studios), TOMMY in IMAX (50th Anniversary) (Sony Pictures), and Oasis: Don’t Look Back in Anger (Walt Disney Studios). The Company also exhibited limited releases of Marty Supreme (A24), Memento (China Film Group), Ghost: 2 Big to Rig (Popecorn Cinematic Pictures), Queen Budapest (Trafalgar Releasing), and Katy Perry: The Lifetimes Tour - Live From Paris (Trafalgar Releasing). The Company partnered with MGM Studios in March 2026 and Universal Pictures in June 2026 to present exclusive Q&A livestreams in advance of screenings of Project Hail Mary and Disclosure Day, respectively, across select connected IMAX locations in North America. Furthermore, the Company partnered with Apple TV to livestream select races from the 2026 FIA Formula One World Championship across North America, including the Miami Grand Prix in May 2026, the Monaco Grand Prix in June 2026, the British Grand Prix in July 2026, and the Italian Grand Prix in September 2026. In China, the Company partnered with China Film Group to livestream of the 2026 FIFA World Cup, Huaxia to livestream the German Table Tennis Bundesliga, and Warner Bros. Discovery for the re-release of The Shawshank Redemption, marking the film’s first theatrical release in China.

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

JRSAs have been an important factor in the expansion of the Company’s commercial system network. JRSAs allow commercial theater exhibitors to install IMAX Systems without the significant initial capital investment required in a sale or sales-type lease arrangement. JRSAs drive recurring cash flows and earnings for the Company as customers under these arrangements pay the Company a portion of their ongoing box office receipts. The Company funds its investment in equipment for JRSAs through cash flows from operations. As of September 30, 2026, the Company had 883 locations under JRSAs in its global commercial multiplex network. The Company also had contracts in backlog for 178 IMAX systems under JRSAs as of September 30, 2026, including 87 new locations and 91 upgrades to existing locations.

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

All Other

Streaming and Consumer Technology

IMAX’s Streaming and Consumer Technology (“SCT”) business works with content producers, streaming platforms and device manufacturers to deliver differentiated consumer experiences through the IMAX Enhanced program. Powered by proprietary VisionScience™ technology, the program supports premium content experiences consistent with IMAX quality standards and the IMAX brand promise. This program has three core elements:

1.IMAX Enhanced Live: Real-time true-to-life enhancement for live-streaming events, including concerts and sports, by measuring, enhancing, optimizing, and validating picture and sound quality.

2.IMAX Enhanced On-Demand: As-intended quality preservation and optimization for films and series through IMAX-calibrated fidelity and remastering, preserving creative intent and offering a differentiated, premium IMAX-assured viewing experience. IMAX Enhanced on-demand content is currently available through services including Disney+, Sony Pictures Core, and Tencent Video.

3.Device Certification & Calibration: Establishes IMAX quality standards and performance benchmarks for consumer devices to ensure enhancement and preservation of quality applied upstream for both Live and On-Demand workflows are maintained through playback and experienced as intended. Consumer device segments include TVs, soundbars, automotive, virtual reality and others. As of September 30, 2026, IMAX Enhanced device partners included Goer Dynamics, Sony Electronics, Hisense, TCL, Honor and Xiaomi Electronics, with certified devices in market from several of these partners. Within select certified-device relationships, IMAX is working to deliver a premium and differentiated presentation of professionally produced content, including feature films, series, documentaries, and live events.

IMAX’s SCT business extends the IMAX experience in theaters to a broad range of entertainment for consumers at home and on the go. IMAX Enhanced is designed to create premium value for partners, build preference and engagement among consumers, and give content producers confidence that creative intent is preserved and the experience is as intended.

Other

All Other also includes revenues from sources including one owned and operated IMAX System in Sacramento, California; a commercial arrangement with one theater resulting in the sharing of profits and losses; and the provision of management services to three other theaters.

IMAX NETWORK AND BACKLOG

IMAX Network

The following table provides detailed information about the IMAX network by type and geographic location as of September 30, 2026 and 2025. For additional information regarding the composition of the IMAX network, see “Marketing and Customers” in Part I, Item 1 of the Company’s 2025 Form 10-K.

	September 30, 2026				September 30, 2025
	Commercial Multiplex	Commercial Destination	Institutional	Total	Commercial Multiplex	Commercial Destination	Institutional	Total
United States	391	4	24	419	380	4	24	408
Canada	37	1	5	43	44	1	5	50
Greater China(1)	808	—	12	820	787	—	13	800
Asia (excluding Greater China)	209	1	2	212	194	1	2	197
Western Europe	158	3	7	168	147	3	7	157
Latin America(2)	64	1	6	71	63	1	7	71
Rest of the World	153	—	1	154	144	—	2	146
Total(3)	1,820	10	57	1,887	1,759	10	60	1,829
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

IMAX currently estimates a worldwide commercial multiplex addressable market of 4,466 locations, of which there are 1,820 IMAX Systems operating as of September 30, 2026, representing a market penetration of only 41%. The Company believes that the majority of its future growth will come from international markets outside of Greater China. As of September 30, 2026, 76% of IMAX Systems in the global commercial multiplex network were located within international markets (defined as all countries other than the United States and Canada). Revenues and gross box office (“GBO”) derived from international markets continue to exceed revenues and GBO from the United States and Canada. Risks associated with the Company’s international business are outlined in “Risk Factors – The Company conducts business internationally, which exposes it to uncertainties and risks that could negatively affect its operations, sales and future growth prospects” in Part II, Item 1A of this Form 10-Q.

The following tables provide detailed information about IMAX Systems operating in multiplex locations by arrangement type and geographic location as of September 30, 2026 and 2025:

	September 30, 2026
	Commercial Multiplex Locations in IMAX Network
	Traditional JRSA	Hybrid JRSA	Sales Arrangements(1)	Total
Domestic Total (United States & Canada)	273	2	153	428
International:
Greater China	403	62	343	808
Asia (excluding Greater China)	60	1	148	209
Western Europe	51	13	94	158
Latin America	5	—	59	64
Rest of the World	13	—	140	153
International Total	532	76	784	1,392
Worldwide Total(2)(3)	805	78	937	1,820
(1)Includes Sales and Sales-Type Lease deal types.
(2)Period-to-period changes in the tables above are reported net of permanently closed systems.
(3)During the nine months ended September 30, 2026, 31 IMAX Systems were converted from Hybrid JRSA arrangement types to Sales Arrangements.

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

Backlog

The following tables provide detailed information about the Company’s backlog by arrangement type and geographic location as of September 30, 2026 and 2025:

	September 30, 2026
	IMAX System Backlog
	Traditional JRSA	Hybrid JRSA	Sales Arrangements(1)	Total
Domestic Total (United States & Canada)	77	2	25	104
International:
Greater China(4)	77	3	108	188
Asia (excluding Greater China)	11	—	41	52
Western Europe	5	—	8	13
Latin America	—	—	11	11
Rest of the World	3	—	38	41
International Total	96	3	206	305
Worldwide Total(2)(3)	173	5	231	409
(1)Includes Sales and Sales-Type Lease deal types.
(2)Worldwide Total of 409 includes 198 new IMAX Laser Systems and 152 upgrades of existing locations to IMAX Laser Systems.
(3)Worldwide Total of 409 includes 257 new systems and 152 upgrades.
(4)Greater China backlog changes include installations along with restructuring of certain contracts resulting in cancellation of backlog for 17 system locations deemed mutually to no longer be beneficial to IMAX and its exhibition customers.

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
(3)Worldwide Total of 478 includes 341 new systems and 137 upgrades.

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

As of September 30, 2026, 75% of IMAX System arrangements in backlog were scheduled to be installed in international markets (2025 — 74%).

(See “Risk Factors – The Company may not convert all of its backlog into revenue and cash flows.” in Part I, Item 1A of the Company’s 2025 Form 10-K.)

Signings and Installations

The following tables provide detailed information about IMAX System signings and installations for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
System Signings:
Sales Arrangements(1)	12	15	62	49
Traditional JRSA(2)	8	4	17	93
Total IMAX System signings(3)	20	19	79	142
(1)Includes Sales and Sales-Type Lease deal types.
(2)Includes 70 Traditional JRSA IMAX System signings with AMC Entertainment in nine months ended September 30, 2025.
(3)Includes IMAX System upgrades of 12 and 32 for the three and nine months ended September 30, 2026, respectively (2025 ― one and 61 upgrades, respectively).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
System Installations(1):
Sales Arrangements(2)	15	17	41	43
Hybrid JRSA	—	1	—	1
Traditional JRSA	17	20	48	51
Total IMAX System installations(3)	32	38	89	95
(1)One and three IMAX Systems were relocated from their original location for the three and nine months ended September 30, 2026, respectively (2025 ― two and five, respectively). When a system is relocated, the amount of revenue earned by the Company may vary from transaction-to-transaction and is usually less than the amount earned for a new sale. In certain situations when a system is relocated, the original location is upgraded to an IMAX Laser System.
(2)Includes Sales and Sales-Type Lease deal types.
(3)Includes 19 and 51 IMAX System upgrades for the three and nine months ended September 30, 2026, respectively (2025 ― 15 and 40 upgrades, respectively).

RESULTS OF OPERATIONS

The Company’s results for the three and nine months ended September 30, 2026 reflect growth across the business as well as the timing, mix and geographic distribution of global box office performance. The year-over-year increase in total global box office was primarily attributable to the box office performance of Christopher Nolan’s record breaking, global tentpole Filmed For IMAX release, The Odyssey, which became the Company’s highest grossing film of all time, along with significant contributions from Hollywood releases Project Hail Mary, Avatar: Fire and Ash and alternative content release Michael. Domestic and international markets outside of Greater China experienced strong box office growth, primarily driven by the performance of Filmed For IMAX Hollywood releases. The increases in global box office were partially offset by lower box office generated during the 2026 Chinese New Year as compared to the 2025 success of Ne Zha 2. The Company’s future results may continue to be affected by the timing and performance of major film releases, the mix of Hollywood and local language content, and the geographic concentration of box office revenues, as well as by variability in system installations and box office-driven revenues. In addition, broader macroeconomic conditions, including global economic uncertainty, supply chain disruptions, inflationary pressures and geopolitical tensions and conflicts, could adversely impact consumer demand and the Company’s ability to deliver and install IMAX systems, any of which could materially affect the Company’s financial condition and results of operations.

Results of Operations for the Three Months Ended September 30, 2026 and 2025

Net Income and Adjusted Net Income Attributable to Common Shareholders

The following table presents the Company’s net income attributable to common shareholders and net income attributable to common shareholders per diluted share amounts, as well as adjusted net income attributable to common shareholders(1) and adjusted net income attributable to common shareholders per diluted share for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026		2025
(In thousands of U.S. Dollars, except per diluted share amounts)	Net Income	Per Diluted Share	Net Income	Per Diluted Share
Net income attributable to common shareholders	$113,805	$1.96	$20,657	$0.37
Adjusted net income attributable to common shareholders(1)	$127,920	$2.21	$26,240	$0.47
(1) Refer to “Non-GAAP Financial Measures” for a description of this non-GAAP financial measure and a reconciliation to the most comparable GAAP amount.

Revenues and Gross Margin

For the three months ended September 30, 2026, the Company’s revenues and gross margin were $174.6 million and $126.3 million, respectively. In comparison to the prior year period, the Company’s revenues and gross margin increased by $67.9 million, or 64%, and $59.0 million, or 88%, respectively, principally due to the record box office performance of The Odyssey, the first film to be shot in its entirety with IMAX film cameras, and one where IMAX has delivered over 30% of the global box office.

The following table presents the Company’s revenue, gross margin, and gross margin percentage by reportable segment for the three months ended September 30, 2026 and 2025:

	Revenue		Gross Margin		Gross Margin %
(In thousands of U.S. Dollars)	2026	2025	2026	2025	2026	2025
Content Solutions	$93,974	$44,832	$71,669	$31,923	76%	71%
Technology Products and Services	77,260	60,420	53,396	34,820	69%	58%
Sub-total for reportable segments	171,234	105,252	125,065	66,743	73%	63%
All Other(1)	3,318	1,402	1,237	528	37%	38%
Total	$174,552	$106,654	$126,302	$67,271	72%	63%
(1)All Other includes the results from Streaming and Consumer Technology and other ancillary activities.

Content Solutions

For the three months ended September 30, 2026, Content Solutions segment revenues and gross margin increased by $49.1 million, or 110%, and $39.7 million, or 125%, respectively, when compared to the same period in 2025.

In the third quarter of 2026, box office generated by IMAX films totaled a record $712.1 million, a $344.5 million, or 94%, increase versus the prior year comparative period of $367.6 million, becoming the highest grossing quarter in the Company’s history.

In the third quarter of 2026, box office was generated by the exhibition of 32 films (30 new films and two re-releases), led by Christopher Nolan’s record breaking, global tentpole Filmed For IMAX release, The Odyssey. The film generated box office of $538 million during the quarter, cementing its status as the Company’s highest grossing film of all time.

Global box office in the third quarter of 2026 also included the following Hollywood titles: Spider-Man: Brand New Day ($58 million), Resident Evil ($24 million), Avengers: Endgame re-release ($17 million) and Minions & Monsters ($10 million). Furthermore, in the third quarter of 2026, local language films exhibited across the Company’s global network generated $36.5 million in box office, representing 5% of its global box office, including the Chinese local language film, All Wishes Come True! ($10 million).

In the third quarter of 2025, IMAX box office was generated by the exhibition of 39 films and other content (37 new films and 2 re-releases), including the following Hollywood titles: F1 The Movie ($65 million), Superman ($57 million), and The Fantastic Four: First Steps ($49 million). Furthermore, in the third quarter of 2025, local language films exhibited across the Company’s global network generated $120.2 million in box office, representing 33% of its global box office.

In the third quarter of 2026, the Company released four movies that were filmed with IMAX proprietary cameras (Filmed For IMAX): The Odyssey, The End of Oak Street, Resident Evil, and the Chinese local language film, Once Upon a Time in the Middle East. Filmed For IMAX movies historically have outperformed at the box office, with The Odyssey delivering over 30% of the global box office and Resident Evil delivering approximately 15% of the opening weekend domestic box office.

In the three months ended September 30, 2026, the Company strategically expanded its merchandise program and recorded $2.3 million of revenue from IMAX branded merchandise and cooperative merchandising with studios, including the first IMAX popcorn buckets.

In addition to the level of revenues, Content Solutions segment gross margin is influenced by the costs associated with films and other content exhibited in the period. These costs can include production, post-production, distribution, and marketing, which are expensed as incurred. For the three months ended September 30, 2026, gross margin percent was 76% compared to 71% in the prior year period. The increase in gross margin reflects the mix of IMAX box office, amount of marketing spend and level of box office outperformance.

Technology Products and Services

The following table provides information about IMAX Systems installed and the associated revenue recognized at that time, except for traditional JRSAs as revenue is recognized over the lease term, during the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026		2025
(In thousands of U.S. Dollars, except number of systems)	Number of Systems	Revenue	Number of Systems	Revenue
New IMAX Systems	6	$4,837	16	$12,318
Upgraded IMAX Systems	9	7,345	2	1,881
Total IMAX Systems	15	$12,182	18	$14,199

In the three months ended September 30, 2026, one IMAX System was relocated from its original location (2025 ― two IMAX Systems). When a system under a sale or sales-type lease arrangement is relocated, the amount of revenue earned by the Company may vary from transaction to transaction and is typically lower than a new IMAX system. In certain situations when a system is relocated, the original location is upgraded to an IMAX Laser System.

For the three months ended September 30, 2026, Technology Products and Services segment revenue and gross margin increased by $16.8 million, or 28%, and $18.6 million, or 53%, respectively, when compared to the same period in 2025. The higher level of revenue was primarily driven by higher rental revenues, which are box office dependent. In the three months ended September 30, 2026, rental revenues increased by $18.4 million, as IMAX GBO earned from the Company’s JRSAs increased $101.7 million compared to the prior year period, from $154.6 million to $256.3 million, or 66%.

The increase in revenue described above was partially offset by $0.9 million decrease in revenue from the installation of IMAX Systems under sales and sales-type lease arrangements versus the prior period, which is primarily driven by a variation in timing of installations within a given year.

For the three months ended September 30, 2026, gross margin percent was 69% compared to 58% in the prior period, which primarily reflects the higher level of revenues generated from stronger IMAX box office performance across the joint revenue sharing network, as described above.

All Other

For the three months ended September 30, 2026, All Other revenue and gross margin increased by $1.9 million and $0.7 million, respectively, when compared to the same period in 2025, which principally reflects the results of the box office performance driven by The Odyssey from the Company’s one owned and operated theater.

Selling, General and Administrative Expenses

The following table presents information about the Company’s Selling, General and Administrative Expenses for the three months ended September 30, 2026 and 2025:

	Three Months Ended
	September 30,		Variance
(In thousands of U.S. Dollars)	2026	2025	$	%
Total Selling, general and administrative expenses	$39,083	$34,219	$4,864	14%
Less: Share-based compensation(1)	(9,075)	(5,763)	(3,312)	(57%)
Total selling, general and administrative expenses, excluding share-based compensation(2)	$30,008	$28,456	$1,552	5%
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

For the third quarter of 2026, the increased level of Selling, General and Administrative Expenses year-over-year reflects higher annual incentive compensation costs driven by the Company’s record performance and fringe benefits, partially offset by management’s continued focus on operational efficiencies.

Increases and decreased in stock-based compensation expense primarily reflects life-to-date adjustments for the Company’s performance stock unit grants which fluctuate based on the Company’s Adjusted EBITDA outlook until such time as the respective units vest. (Refer to Note 11 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1.)

Research and Development

For the three months ended September 30, 2026, Research and Development expenses were $1.9 million, representing an increase of $0.4 million or 27%, when compared to $1.5 million during the same period in the prior year. The Company continues to expense its investment in other projects, including in the development of new product offerings, data and software projects and improvements to its existing IMAX System and camera product suite.

Credit Loss Expense, Net

For the three months ended September 30, 2026, the Company recorded a credit loss expense of $1.2 million, as compared to a credit loss expense of $0.6 million in the prior year comparative period. The year over year change was primarily due to higher reserves established for specific customers in China resulting from a deterioration in customer credit quality.

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

Interest Expense and Interest Income

For the three months ended September 30, 2026 and 2025, interest expense was $1.8 million in each period. Average borrowings under the Credit Facility (as defined under “—Liquidity and Capital Resources” below) in the third quarter of 2026 and 2025 was $20.5 million in each period. The effective interest rate for the three months ended September 30, 2026 was 5.16% (2025 — 6.09%).

For the three months ended September 30, 2026 and 2025, interest income was $0.7 million and $0.6 million, respectively. Interest income primarily comprises interest earned on bank deposits.

Income Taxes

For the three months ended September 30, 2026, the Company recorded an income tax recovery of $43.3 million (2025 — expense of $5.2 million). The Company’s effective tax rate of (58.7%) for the three months ended September 30, 2026 (2025 — 18.7%) reflects the release of a valuation allowance related to certain Canadian federal and provincial deferred tax assets and the geographic allocation of income earned in taxing jurisdictions and a decrease in tax reserves, partially offset by withholding taxes. The

Company’s release of the valuation allowance, based on having demonstrated sustained profitability, was $59.0 million and is discussed below.

Deferred Tax Assets, Liabilities and Related Valuation Allowance

Management evaluates the realizability of deferred tax assets on a quarterly basis by considering all available positive and negative evidence, including recent operating results, forecasts of future taxable income, and other relevant factors specific to our industry such as the success of new film releases. During the three months ended September 30, 2026, based on all available positive and negative evidence, having demonstrated sustained profitability which is objective and verifiable, and taking into account anticipated future earnings, the Company concluded that is more likely than not that certain of its Canadian federal and provincial deferred tax assets will be realized. The Company released the related valuation allowance, resulting in an income tax benefit in the period of $59.0 million, of which $36.7 million relates to deferred tax assets expected to be utilized in future years.

Canada Revenue Agency Reassessments

As disclosed in Note 2 — Summary of Significant Accounting Policies of the 2025 Form 10-K, the Company is subject to ongoing tax audits. During the three months ended September 30, 2026, the Canada Revenue Agency (the “CRA”) issued Notices of Reassessment to the Company in respect of its 2017 through 2019 taxation years relating primarily to the transactions between the Canadian entity and a Chinese subsidiary in those years. The reassessments would, if successful, increase the Canadian entity’s taxable income by approximately $102 million across those years.

The Company believes the CRA’s position to be without merit, and intends to vigorously defend the original filing position by submitting Notices of Objection and pursuing available appeal rights. In addition, should the CRA’s reassessments prevail in whole or in part, the Company would seek relief through the competent authority Mutual Agreement Procedure (“MAP”) to avoid double taxation by reducing the income of the Chinese subsidiary and recover taxes paid in China in the same taxation years. Until the matter is resolved, a significant amount of Canadian tax attributes will not be available to reduce taxable income and it is expected that the Company will be required to make Canadian income tax payments that exceed current tax expense.

The Company has evaluated its filing positions under ASC 740 and concluded it has met the more-likely-than-not recognition threshold. Accordingly, as of September 30, 2026, no unrecognized tax benefit has been recorded for these matters. The ultimate outcome is uncertain and an unfavorable resolution could be material.

Non-Controlling Interests

For the three months ended September 30, 2026, the net income attributable to non-controlling interests of the Company’s subsidiaries was $3.3 million, an increase of $1.3 million, when compared to the same period in 2025, which was driven by the higher level of IMAX box office earned in Greater China from The Odyssey and Spider-Man: Brand New Day.

Goodwill Impairment

For the three months ended September 30, 2026, the Company recognized an impairment charge for the remaining goodwill value for the SCT reporting unit in the amount of $6.8 million (2025 — $nil). The resulting goodwill impairment charge was due to the Company’s shift in product and service offerings and the potential cash flows that these offerings are projected to generate, as well as organizational changes within the quarter. (Refer to Note 18 to “Condensed Consolidated Financial Statements” in Part I, Item 1.)

Results of Operations for the Nine Months Ended September 30, 2026 and 2025

Net Income and Adjusted Net Income Attributable to Common Shareholders

The following table presents the Company’s net income attributable to common shareholders and the associated per diluted share amounts, as well as adjusted net income attributable to common shareholders(1) and adjusted net income attributable to common shareholders per diluted share for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026		2025
(In thousands of U.S. Dollars, except per diluted share amounts)	Net Income	Per Diluted Share	Net Income	Per Diluted Share
Net income attributable to common shareholders	$133,433	$2.35	$34,239	$0.62
Adjusted net income attributable to common shareholders(1)	$161,699	$2.84	$48,025	$0.87
(1) Refer to “Non-GAAP Financial Measures” for a description of this non-GAAP financial measure and a reconciliation to the most comparable GAAP amount.

Revenues and Gross Margin

For the nine months ended September 30, 2026, the Company’s revenues and gross margin were $358.8 million and $235.0 million, respectively. In comparison to the prior year period, the Company’s revenues and gross margin increased by $73.8 million, or 26%, and $61.0 million, or 35%, respectively, principally due to the record box office performance generated from The Odyssey, the first film to be shot in its entirety with IMAX film cameras, and one where IMAX has delivered over 30% of the global box office on The Odyssey, which became the highest-grossing IMAX film of all time.

The following table presents the Company’s revenue, gross margin, and gross margin percentage by reportable segment for the nine months ended September 30, 2026 and 2025:

	Revenue		Gross Margin		Gross Margin %
(In thousands of U.S. Dollars)	2026	2025	2026	2025	2026	2025
Content Solutions	$160,030	$113,046	$111,900	$77,908	70%	69%
Technology Products and Services	190,407	166,652	119,295	94,084	63%	56%
Sub-total for reportable segments	350,437	279,698	231,195	171,992	66%	61%
All Other(1)	8,336	5,307	3,814	2,057	46%	39%
Total	$358,773	$285,005	$235,009	$174,049	66%	61%
(1)All Other includes the results from Streaming and Consumer Technology and other ancillary activities.

Content Solutions

For the nine months ended September 30, 2026, Content Solutions segment revenues and gross margin increased by $47.0 million, or 42%, and by $34.0 million, or 44%, respectively, when compared to the same period in 2025.

In the nine months ended September 30, 2026, box office generated by IMAX films totaled $1.3 billion, a $309.7 million, or 33%, increase versus the prior year comparative period of $946.9 million. This increase was primarily driven by the overperformance of Hollywood titles, led by Christopher Nolan’s record breaking, global tentpole Filmed For IMAX release, The Odyssey. The film generated box office of $538 million during the nine months ended September 30, 2026, cementing its status as the Company’s highest grossing film of all time. The Odyssey also set a number of additional IMAX records, including becoming the highest grossing domestic IMAX title, the highest grossing international IMAX title, and achieving the highest global indexing for the run of a film at over 30%. As of the date of this report, The Odyssey has generated a total box office of approximately $556 million.

During the nine months ended September 30, 2026, IMAX box office was generated by the exhibition of 101 films and other content (93 new films, seven re-releases and one carry-over), including the following titles: The Odyssey, Project Hail Mary ($96 million), Avatar: Fire and Ash ($78 million), Michael ($71 million), and Spider-Man: Brand New Day ($58 million). In addition, in the nine months ended September 30, 2026, local language films exhibited across the Company’s global network generated $117 million in box office, representing 9% of its global box office, including the Chinese local language film, Pegasus 3 ($34 million) and All Wishes Come True ($10 million). In the nine months ended September 30, 2025, IMAX box office revenue was generated by the exhibition of 94 films (91 new films and 3 re-releases), including the following Hollywood titles, F1 The Movie ($97 million), Mission: Impossible - The Final Reckoning ($76 million), Superman ($57 million), The Fantastic Four: First Steps ($49 million) and Sinners ($39 million). Additionally, in the nine months ended September 30, 2025, the Company had higher local language box office driven by the breakout performance of Ne Zha 2 ($167 million) and the Japanese local language film, Demon Slayer: Infinity Castle, which became the highest grossing IMAX release of all time in Japan.

In the nine months ended September 30, 2026, the Company released 11 movies that were filmed with IMAX proprietary cameras (Filmed For IMAX), including The Odyssey, Project Hail Mary, Mortal Kombat II, The Mandalorian & Grogu, the Chinese local language film Once Upon a Time in the Middle East and the IMAX documentary Athos. Filmed For IMAX movies historically have outperformed at the box office, and for five of these films, IMAX delivered approximately 20% of more of the opening weekend domestic box office.

In the nine months ended September 30, 2026, the Company strategically expanded its merchandise program and recorded $2.3 million of revenue from IMAX branded merchandise and cooperative merchandising with studios, including the first IMAX popcorn buckets.

In addition to the level of revenues, Content Solutions segment gross margin is influenced by the costs associated with films and other content exhibited in the period. These costs can include production, post-production, distribution, and marketing, which are expensed as incurred. For the nine months ended September 30, 2026, gross margin percent was 70% compared to 69% in the prior year. The increase in gross margin reflects the mix of IMAX box office, amount of marketing spend and level of box office outperformance.

Technology Products and Services

The following table provides information about IMAX Systems installed and the associated revenue recognized at that time, except for traditional JRSAs, for which revenue is recognized over the lease term, during the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026		2025
(In thousands of U.S. Dollars, except number of systems)	Number of Systems	Revenue	Number of Systems	Revenue
New IMAX Systems	23	$21,118	39	$32,648
Upgraded IMAX Systems	18	16,901	5	5,219
Total	41	$38,019	44	$37,867

In the nine months ended September 30, 2026, three IMAX Systems were relocated from their original location (2025 ― five IMAX Systems). When a system under a sale or sales-type lease arrangement is relocated, the amount of revenue earned by the Company may vary from transaction to transaction and is usually less than the amount earned for a new sale. In certain situations when a system is relocated, the original location is upgraded to an IMAX Laser System.

For the nine months ended September 30, 2026, Technology Products and Services segment revenue and gross margin increased by $23.8 million, or 14%, and $25.2 million, or 27%, respectively, when compared to the same period in the prior year. In the nine months ended September 30, 2026, rental revenues increased by $17.0 million, as IMAX GBO earned from the Company’s JRSAs increased $64.8 million compared to the prior period, from $419.8 million to $484.6 million, or 15%. The increase reflects stronger box office performance during the quarter, driven by The Odyssey. Accordingly, rental revenues were impacted by the mostly higher average rental rates resulting from the geographic box office mix coupled with additional rent specifically earned from locations in which the Company has invested in lease incentives.

The increase in revenue was also driven by a $6.3 million increase in revenue contribution from the impact of amendments, renewals and other adjustments, including changes in estimates for variable consideration, to existing IMAX Systems arrangements.

For the nine months ended September 30, 2026, gross margin percent was 63% compared to 56% in the same period in the prior year, which primarily reflects the higher level of revenues as described above.

All Other

For the nine months ended September 30, 2026, All Other revenue and gross margin increased by $3.0 million, and $1.8 million, respectively, when compared to the same period in 2025, which principally reflects the results of the box office performance from the Company’s one owned and operated theater, and the Company’s SCT business expansion of offerings to Goer Dynamics Group Co., Ltd. (“Goer Dynamics”) under an automotive consumer device partnership, following the re-positioning and relaunch in late 2025 under the brand of IMAX Enhanced.

Selling, General and Administrative Expenses

The following table presents information about the Company’s Selling, General and Administrative Expenses for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended
	September 30,		Variance
(In thousands of U.S. Dollars)	2026	2025	$	%
Total Selling, general and administrative expenses	$106,099	$102,983	$3,116	3%
Less: Share-based compensation(1)	(21,392)	(17,345)	(4,047)	(23%)
Total selling, general and administrative expenses, excluding share-based compensation(2)	$84,707	$85,638	$(931)	(1%)
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

For the nine months ended September 30, 2026, the higher level of Selling, General and Administrative Expenses year-over-year reflects higher annual incentive compensation costs driven by the Company’s record performance and fringe benefits, partially offset by management’s continued focus on operational efficiencies. Additionally, influencing the prior period, were $2.6 million in benefits resulting from an Employee Retention Credit as a reduction to Selling, General and Administrative expenses, partially offset by higher annual incentive compensation costs.

Research and Development

For the nine months ended September 30, 2026, Research and Development expenses were $5.4 million, representing an increase of $1.0 million, or 23%, when compared to Research and Development expenses of $4.4 million during the same period in the prior year. The year-over-year increase was primarily driven by increased investment in data and software related projects in the current year as well as lower capitalization of costs in the current year related to the Company’s film cameras. The Company continues to expense its investment in other projects, including in the development of new product offerings and improvements to its existing IMAX System product suite.

Credit Loss Expense, Net

For the nine months ended September 30, 2026, the Company recorded a credit loss expense of $2.2 million, as compared to a credit loss expense of $0.3 million in the same period of the prior year. The year over year change was primarily due to higher reserves established for specific customers in China resulting from a deterioration in customer credit quality.

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

Interest Expense and Interest Income

For the nine months ended September 30, 2026 and 2025, interest expense was $5.6 million, respectively. Average borrowings under the Credit Facility (as defined under “—Liquidity and Capital Resources” below) in the first nine months of 2026 was $18.5 million, compared to $33 million for the same period in 2025. The effective interest rate for the nine months ended September 30, 2026 was 5.16% (2025 — 6.15%).

For the nine months ended September 30, 2026 and 2025, interest income was $1.8 million and $2.2 million, respectively. Interest income primarily comprises interest earned on bank deposits.

Income Taxes

For the nine months ended September 30, 2026, the Company recorded an income tax recovery of $37.4 million (2025 — expense of $13.7 million). The Company’s effective tax rate of (36.8)% for the nine months ended September 30, 2026 (2025 — 24.1%) reflects the release of a valuation allowance related to certain Canadian federal and provincial deferred tax assets and the geographic allocation of income earned in taxing jurisdictions, tax benefit from share-based compensation, and reversals of tax reserves, partially offset by withholding taxes. The Company’s release of the valuation allowance, based on having demonstrated sustained profitability, was $54.2 million and is discussed below.

Deferred Tax Assets, Liabilities and Related Valuation Allowance

Management evaluates the realizability of deferred tax assets on a quarterly basis by considering all available positive and negative evidence, including recent operating results, forecasts of future taxable income, and other relevant factors specific to our industry such as the success of new film releases. During the nine months ended September 30, 2026, based on all available positive and negative evidence, having demonstrated sustained profitability which is objective and verifiable, and taking into account anticipated future earnings, the Company concluded that is more likely than not that certain of its Canadian federal and provincial deferred tax assets will be realized. The company released the related valuation allowance, resulting in an income tax benefit in the period of $54.2 million, of which $36.7 million relates to deferred tax assets expected to be utilized in future years.

Canada Revenue Agency Reassessments

As disclosed in Note 2 — Summary of Significant Accounting Policies of the 2025 Form 10-K, the Company is subject to ongoing tax audits. During the quarter ended September 30, 2026, the CRA issued Notices of Reassessment to the Company in respect of its 2017 through 2019 taxation years relating primarily to the transactions between the Canadian entity and a Chinese subsidiary in those years. The reassessments would, if successful, increase the Canadian entity’s taxable income by approximately $102 million across those years.

The Company believes the CRA’s position to be without merit, and intends to vigorously defend the original filing position by submitting Notices of Objection and pursuing available appeal rights. In addition, should the CRA’s reassessments prevail in whole or in part, the Company would seek relief through the competent authority Mutual Agreement Procedure (“MAP”) to avoid double taxation by reducing the income of the Chinese subsidiary and recover taxes paid in China in the same taxation years. Until the matter is resolved, a significant amount of Canadian tax attributes will not be available to reduce taxable income and it is expected that the Company will be required to make Canadian income tax payments that exceed current tax expense.

The Company has evaluated its filing positions under ASC 740 and concluded it has met the more-likely-than-not recognition threshold. Accordingly, as of September 30, 2026, no unrecognized tax benefit has been recorded for these matters. The ultimate outcome is uncertain and an unfavorable resolution could be material.

Non-Controlling Interests

For the nine months ended September 30, 2026, the net income attributable to non-controlling interests of the Company’s subsidiaries was $5.6 million, a decrease of $3.1 million, which was primarily driven by the lower level of IMAX box office earned in Greater China compared to the same period in 2025, which included the performance of Ne Zha 2, the highest grossing IMAX release of all time in China.

Restructuring Charges and Other Impairments

For the nine months ended September 30, 2026, the Company recorded $2.3 million (2025 — $0.8 million) in Restructuring charges and other impairments.

Specifically, in the nine months ended September 30, 2026, the Company recognized an impairment charge of $2.0 million (2025 — $nil) on an individual documentary film asset following a reassessment of estimated future revenues. The revised estimates reflect updates to estimated market performance and future monetization of the title.

In addition, the Company incurred termination charges of $0.3 million (2025 — $0.8 million) in connection with its plan to optimize its organizational structure, including eliminating redundant roles, addressing spans and layers to capture efficiencies and centralizing certain operational roles.

Goodwill Impairment

For the nine months ended September 30, 2026, the Company recognized an impairment charge for the remaining goodwill value for the SCT reporting unit in the amount of $6.8 million (2025 — $nil). The goodwill impairment charge was due to the Company’s shift in product and service offerings and the potential cash flows that these offerings are projected to generate, as well as organizational changes within the year. (Refer to Note 18 to “Condensed Consolidated Financial Statements” in Part I, Item 1.)

CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

The discussion below summarizes our cash flows from operating, investing, and financing activities as reflected in the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025.

	Nine Months Ended
(In thousands of U.S. Dollars)	2026	2025
Net cash provided by (used in)
Operating activities	$122,119	$97,694
Investing activities	(21,772)	(34,779)
Financing activities	(44,055)	(20,381)
Effect of exchange rate changes on cash	458	(20)
Net change in cash	$56,750	$42,514

Net cash provided by the Company’s operating activities increased $24.4 million in the nine months ended September 30, 2026, when compared to the same period in 2025, primarily driven by an increase in the net income before taxes earned in the current period. The higher level of net cash provided by operating activities year over year was partially offset by a $32.1 million increase in the Accounts Receivable balance which primarily reflects timing of collections for the stronger third quarter 2026 IMAX box office performance and $8.9 million in additional cash outflows for lease incentives provided to exhibitor customers under the Company’s plan to invest at a higher level to grow the IMAX network at a faster pace. (Refer to Note 9 to Condensed Consolidated Financial Statements in Item 1. for more information on the Company’s change in other operating assets and liabilities.)

Net cash used in investing activities decreased $13.0 million in the nine months ended September 30, 2026, when compared to the same period in 2025. Cash used in the investment in equipment contributed to the Company’s JRSAs with exhibitor customers was higher in the comparative period of 2025 due in part to the Company shipping systems into the U.S. in advance of planned 2025 system installations as a proactive measure in response to new and potentially changing tariffs. (Refer to “Risk Factors—The Company’s business may be materially adversely affected by the imposition of tariffs and other trade barriers and retaliatory countermeasures implemented by the United States and other governments.” in Part I, Item 1A. in the 2025 Form 10-K.)

Net cash used in financing activities increased $23.7 million in the nine months ended September 30, 2026, when compared to the same period in 2025, mainly driven by repurchases of common shares, higher net repayments of borrowings under the Company’s Credit Facility, and higher taxes withheld and paid on employee stock awards vested due to the Company’s higher stock price relative to grant dates. This increase in net cash used in financing activities year over year was offset by $25.3 million of cash received for stock options exercised.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2026, the Company’s principal sources of liquidity included: (i) its balances of cash and cash equivalents of $207.9 million; (ii) the anticipated collection of trade accounts receivable, which includes amounts owed under JRSAs and Film Remastering and distribution agreements with movie studios; (iii) the anticipated collection of financing and variable consideration receivables due in the next 12 months under sale and sales-type lease arrangements for systems currently in operation; and (iv) installment payments expected in the next 12 months under sale and sales-type lease arrangements in backlog. Under the terms of the Company’s typical sale and sales-type lease agreements, the Company receives substantial cash payments before it completes the performance of its contractual obligations.

In addition, as of September 30, 2026, the Company had $375.0 million in available borrowing capacity under its Credit Facility pursuant to its Seventh Amended and Restated Credit Agreement (the “Credit Agreement”), $28.2 million in available borrowing capacity under the IMAX Shanghai revolving credit facility with the Bank of China (the “Bank of China Facility”), and $29.7 million in available borrowing capacity under IMAX Shanghai’s revolving credit facility with HSBC Bank (China) Company Limited, Shanghai Branch (the “HSBC China Facility”). (Refer to “Borrowings — Convertible Notes and Other Borrowings, Net” in Note 6 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1.)

The Company’s $207.9 million balance of cash and cash equivalents as of September 30, 2026 (December 31, 2025 — $151.2 million) included $171.6 million in cash held outside of Canada (December 31, 2025 — $137.4 million), of which $121.8 million was held in the People’s Republic of China (the “PRC”) (December 31, 2025 — $97.2 million). In prior years, management reassessed its strategy with respect to the most efficient means of deploying the Company’s capital resources globally and determined that historical earnings of certain foreign subsidiaries in excess of amounts required to sustain business operations would no longer be indefinitely reinvested. During the nine months ended September 30, 2026, no historical earnings from a subsidiary in the PRC were distributed

(2025 — $nil) and, as a result, no foreign withholding taxes were paid to the relevant tax authorities (2025 — $nil). As of September 30, 2026, the Company’s Condensed Consolidated Balance Sheets included a deferred tax liability of $12.5 million for the applicable foreign withholding taxes associated with the remaining balance of non-repatriated historical earnings that will not be indefinitely reinvested outside of Canada. These taxes will become payable upon the repatriation of any such earnings.

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

The Company also has certain significant contractual obligations and commitments that have been disclosed in “Contractual Obligations” in Part II, Item 7 of the Company’s 2025 Form 10-K. There are no material changes to these obligations and commitments as of September 30, 2026.

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

•EBITDA;

•Adjusted EBITDA per Credit Facility; and

•Adjusted SG&A expenses.

Adjusted net income or loss attributable to common shareholders and adjusted net income or loss attributable to common shareholders per basic and diluted share exclude, where applicable: (i) share-based compensation; (ii) realized and unrealized investment gains or losses; (iii) goodwill impairment; (iv) restructuring charges and other impairments; and (v) employee retention credits, as well as the related tax impact of these adjustments.

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

	Three Months Ended September 30,
	2026		2025
(In thousands of U.S. Dollars, except per diluted share amounts)	Net Income	Per Diluted Share	Net Income	Per Diluted Share
Net income attributable to common shareholders(1)	$113,805	$1.96	$20,657	$0.37
Adjustments(2):
Share-based compensation	9,639	0.17	6,194	0.11
Unrealized investment gains	(38)	—	(34)	—
Goodwill impairment	6,788	0.12	—	—
Employee retention credits	—	—	(144)	—
Tax impact on items listed above(3)	(2,274)	(0.04)	(433)	(0.01)
Adjusted net income(2)	$127,920	$2.21	$26,240	$0.47

Weighted average shares outstanding — basic		55,023		53,788
Weighted average shares outstanding — diluted		58,007		55,565
(1)For the three months ended September 30, 2026, Net income attributable to common shareholders includes $36.7 million ($0.63 per diluted share) of valuation allowance release related to certain Canadian federal and provincial deferred tax assets that are expected to be utilized in future years.
(2)Reflects amounts attributable to common shareholders.
(3)As a result of the valuation allowance release in 2026 the calculated tax impact as a percentage of the related non-GAAP adjustments is higher than in the comparative prior year period.

	Nine Months Ended September 30,
	2026		2025
(In thousands of U.S. Dollars, except per diluted share amounts)	Net Income	Per Diluted Share	Net Income	Per Diluted Share
Net income attributable to common shareholders(1)	$133,433	$2.35	$34,239	$0.62
Adjustments(2):
Share-based compensation	22,494	0.39	18,534	0.34
Unrealized investment gains	(92)	—	(99)	—
Goodwill impairment	6,788	0.12	—	—
Restructuring charges and other impairments	2,294	0.04	843	0.01
Employee retention credits	—	—	(3,971)	(0.07)
Tax impact on items listed above(3)	(3,218)	(0.06)	(1,521)	(0.03)
Adjusted net income(2)	$161,699	$2.84	$48,025	$0.87

Weighted average shares outstanding — basic		54,698		53,561
Weighted average shares outstanding — diluted		56,897		55,242
(1)For the nine months ended September 30, 2026, Net income attributable to common shareholders includes $36.7 million (or $0.65 per diluted share) of valuation allowance release related to certain Canadian federal and provincial deferred tax assets that are expected to be utilized in future years.
(2)Reflects amounts attributable to common shareholders.
(3)As a result of the valuation allowance release in 2026 the calculated tax impact as a percentage of the related non-GAAP adjustments is higher than in the comparative prior year period.

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

Reconciliations of net income attributable to common shareholders, which is the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA per Credit Facility are presented in the tables below:

(In thousands of U.S. Dollars)	Three Months Ended September 30, 2026
Net income	$117,079
Add (subtract):
Income tax recovery	(43,302)
Interest expense, net of interest income	541
Depreciation and amortization, including film asset amortization	26,815
Amortization of deferred financing costs(1)	528
EBITDA	101,661
Share-based and other non-cash compensation	9,866
Unrealized investment gains	(38)
Restructuring charges and other impairments	—
Write-downs, including goodwill, asset impairments and credit loss expense	9,408
Total Adjusted EBITDA	$120,897
Less: Non-controlling interest	(5,647)
Adjusted EBITDA per Credit Facility - attributable to common shareholders	$115,250
(1)The amortization of deferred financing costs is recorded within Interest Expense in the Condensed Consolidated Statements of Operations.

(In thousands of U.S. Dollars)	Twelve Months Ended September 30, 2026
Net income	$141,583
Add (subtract):
Income tax recovery	(33,295)
Interest expense, net of interest income	2,944
Depreciation and amortization, including film asset amortization	73,762
Amortization of deferred financing costs(1)	2,076
EBITDA	187,070
Share-based and other non-cash compensation	30,814
Unrealized investment losses	874
Restructuring charges and other impairments	3,929
Write-downs, including goodwill, asset impairments and credit loss expense	18,524
Induced conversion expense on settlement of convertible notes	15,264
Total Adjusted EBITDA	$256,475
Less: Non-controlling interest	(15,729)
Adjusted EBITDA per Credit Facility - attributable to common shareholders	$240,746
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands of U.S. Dollars)	2026	2025	2026	2025
Total Selling, general and administrative expenses	$39,083	$34,219	$106,099	$102,983
Less: Share-based compensation	(9,075)	(5,763)	(21,392)	(17,345)
Total Adjusted Selling, general and administrative expenses	$30,008	$28,456	$84,707	$85,638

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

Certain of the Company’s PRC subsidiaries held approximately RMB 817.1 million ($121.3 million) in cash and cash equivalents as of September 30, 2026 (December 31, 2025 — RMB 678.2 million or $96.5 million) and are required to transact locally in RMB. Foreign currency exchange transactions, including the remittance of any funds into and out of the PRC, are subject to controls and require the approval of the China State Administration of Foreign Exchange to complete. Any developments relating to the Chinese economy and any actions taken by the Chinese government are beyond the control of the Company; however, the Company monitors and manages its capital and liquidity requirements to ensure compliance with local regulatory and policy requirements. (Refer to “Risk Factors – The Company faces risks in connection with its significant presence in China and the continued expansion of its business there” in Part I, Item 1A. of the Company’s 2025 Form 10-K.)

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

For the three and nine months ended September 30, 2026, the Company recorded a foreign exchange net loss of $0.4 million and net loss of $0.6 million respectively, resulting from changes in exchange rates related to foreign currency denominated monetary assets and liabilities (2025 — net losses of $0.2 million and $0.4 million, respectively).

The Company has entered into a series of foreign currency forward contracts to manage the risks associated with the volatility of foreign currencies. Certain of these foreign currency forward contracts met the criteria required for hedge accounting under the Derivatives and Hedging Topic of the FASB ASC at inception, and continue to meet hedge effectiveness tests as of September 30, 2026, with settlement dates throughout 2026 and 2028. Foreign currency derivatives are recognized and measured on the Condensed Consolidated Balance Sheets at fair value. Changes in the fair value (i.e., gains or losses) are recognized in the Condensed Consolidated Statements of Operations except for derivatives designated and qualifying as foreign currency cash flow hedging instruments. The Company currently has cash flow hedging instruments associated with Selling, General and Administrative Expenses. For foreign currency cash flow hedging instruments related to Selling, General and Administrative Expenses, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported within Accumulated Other Comprehensive Income (Loss) and reclassified to the Condensed Consolidated Statements of Operations when the forecasted transaction occurs. Any ineffective portion is recognized immediately in the Condensed Consolidated Statements of Operations.

The notional value of foreign currency cash flow hedging instruments that qualify for hedge accounting as of September 30, 2026 was $45.0 million (December 31, 2025 — $48.4 million). Losses of $0.2 million and losses of $1.6 million were recorded to Other Comprehensive Loss with respect to the change in fair value of these contracts for the three and nine months ended September 30, 2026, respectively (2025 — losses of $1.2 million and gains of $0.6 million, respectively). Losses of $0.1 million and gains of $0.4 million were reclassified from Accumulated Other Comprehensive Loss to Selling, General and Administrative Expenses for the three and nine months ended September 30, 2026, respectively (2025 — losses of $0.1 million and $1.7 million, respectively). The Company currently does not hold any derivatives which are not designated as hedging instruments.

For all derivative instruments, the Company is subject to counterparty credit risk to the extent that the counterparty may not meet its obligations to the Company. To manage this risk, the Company enters into derivative transactions only with major financial institutions.

As of September 30, 2026, the Company’s Financing Receivables and working capital items denominated in Canadian Dollars, RMB, Japanese Yen, Euros and other foreign currencies translated into U.S. Dollars was $133.3 million. Assuming a 10% appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates as of September 30, 2026, the potential change in the fair value of foreign currency-denominated financing receivables and working capital items would have been $13.3 million. A significant portion of the Company’s Selling, General, and Administrative Expenses is denominated in Canadian Dollars. Assuming a 1% change appreciation or depreciation in foreign currency exchange rates as of September 30, 2026, the potential change in the amount of Selling, General, and Administrative Expenses would be $0.2 million.

Interest Rate Risk Management

The Company’s earnings may also be affected by changes in interest rates due to the impact those changes have on its interest income from cash, and its interest expense from variable-rate borrowings that may be made under the Credit Facility.

As of September 30, 2026, the Company had no borrowings outstanding under its Credit Facility (December 31, 2025 — $37.0 million), its HSBC China Facility (December 31, 2025 — $nil) and its Bank of China Facility (December 31, 2025 — $nil). Borrowings during the period were subject to variable effective interest rates. If the interest rates available to the Company increased by 10%, the Company’s interest expense would increase by less than $0.1 million and interest income from cash would increase by $0.4 million.

The Company had no variable rate debt instruments as of September 30, 2026. Variable debt instruments represented 8% of its total liabilities as of December 31, 2025. These amounts are determined by considering the impact of the hypothetical interest rates on the Company’s variable rate debt and cash balances as of September 30, 2026.

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

The Company’s management, with the participation of its principal executive and principal financial officers, has evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of September 30, 2026 and has concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. The Company will continue to periodically evaluate its disclosure controls and procedures and will make modifications from time to time as deemed necessary to ensure that information is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting which occurred during the three months ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

A significant portion of the Company’s revenues and of the GBO earned by the Company’s exhibitor customers are generated outside the United States and Canada. Approximately 62%, 58%, and 64% of the Company’s revenues were derived outside of the United States and Canada in 2025, 2024, and 2023, respectively. As of September 30, 2026, 75% of IMAX Systems in backlog were scheduled to be installed in international markets. The Company’s network spanned 91 different countries as of September 30, 2026, and the Company expects its international operations to continue to account for an increasingly significant portion of its future revenues. There are a number of risks associated with operating in international markets that could negatively affect the Company’s operations, sales and future growth prospects. These risks, among others, include:

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On June 12, 2017, the Company announced that its Board of Directors approved a $200.0 million share repurchase program for its common shares that would have expired on June 30, 2020, which was subsequently extended through June 30, 2027 and increased to a total share repurchase authority to $500.0 million under the current share repurchase program. As of September 30, 2026, the Company had $237.0 million available under the program. The repurchases may be made either in the open market or through private transactions, including repurchases made pursuant to a plan intended to comply with Rule 10b5-1 under the Exchange Act, subject to market conditions, applicable legal requirements, and other relevant factors. The Company has no obligation to repurchase shares and the share repurchase program may be suspended or discontinued by the Company at any time.

During the three months ended September 30, 2026, the Company did not repurchase any common shares.

The Company’s common share repurchase program activity for the three months ended September 30, 2026 was as follows:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program(1)	Maximum approximate dollar value of shares that may yet be purchased under the program
July 1 through July 31, 2026	—	$—	—	$236,991,163
August 1 through August 31, 2026	—	—	—	236,991,163
September 1 through September 30, 2026	—	—	—	236,991,163
Total	—	$—	—
(1)On June 12, 2017, the Company announced that its Board of Directors approved a $200.0 million share repurchase program for its common shares that would have expired on June 30, 2020, which was subsequently extended through June 30, 2027 and increased to a total share repurchase authority to $500.0 million under the current share repurchase program. As of September 30, 2026, the Company had $237.0 million available under the program. The repurchases may be made either in the open market or through private transactions, including repurchases made pursuant to a plan intended to comply with Rule 10b5-1 under the Exchange Act, subject to market conditions, applicable legal requirements, and other relevant factors. The Company has no obligation to repurchase shares and the share repurchase program may be suspended or discontinued by the Company at any time. No plan or program expired or was terminated during the period covered by this table, and the Company has not determined to terminate the program prior to its expiration.

In 2025, IMAX China’s shareholders granted its Board of Directors a general mandate authorizing IMAX China’s Board of Directors, subject to applicable laws, to repurchase shares of IMAX China not to exceed 10% of the total number of issued shares as of June 12, 2025 (33,919,122 shares). This program expired on the date of the 2026 Annual General Meeting of IMAX China on June 11, 2026. During IMAX China’s 2026 Annual General Meeting, shareholders granted its Board of Directors, subject to applicable laws, to repurchase shares of IMAX China not to exceed 10% of the total number of shares as of June 11, 2026 (33,988,722 shares). This program will be valid until the 2027 Annual General Meeting of IMAX China. The repurchases may be made in the open market or through other means permitted by applicable laws. IMAX China has no obligation to repurchase its shares and the share repurchase program may be suspended or discontinued by IMAX China at any time. During the three months ended September 30, 2026, IMAX China did not repurchase any shares.

(Refer to Note 13 to the Company’s audited Consolidated Financial Statements in its 2025 Form 10-K Part I, Item 1 for a summary of the material terms and conditions of the Company’s revolving credit facility, which includes a limitation of the amount of permitted share repurchases.)

Item 5.    Other Information

(a)None.

(b)None.

(c)Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements.

On September 10, 2026, Robert D. Lister, the Company’s Chief Legal Officer & Senior Executive Vice President, entered into a Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K under the Exchange Act (“Item 408”) and such arrangement, the “Lister Plan”) for the sale of up to 30,000 common shares of the Company. Sales under the Lister Plan, which was previously disclosed in a Company subsidiary filing, may commence on December 10, 2026, after the completion of the required cooling off period under Rule 10b5-1. The Lister Plan will terminate on June 9, 2027, or earlier if all shares under the Lister Plan have been sold. This trading arrangement is intended to satisfy the affirmative defense of Rule 10b5-1(c).

On September 14, 2026, Richard Gelfond, the CEO, entered into a Rule 10b5-1 trading arrangement (as defined in Item 408 and such arrangement, the “Gelfond Plan”) for (i) the sale of 200,000 common shares; (ii) the exercise of 522,979 of stock options granted in January 2019 (the “Options”), which are due to expire on January 2, 2029, and the sale of up to 522,979 common shares underlying the Options; and (iii) the sale of an additional undetermined number of common shares to be received by Mr. Gelfond upon the vesting of 722,979 RSUs on January 4, 2027 (continuing to hold well in excess of his share ownership guidelines). Sales under this Gelfond Plan, which was previously disclosed in a Company subsidiary filing, may commence on December 21, 2026, after the completion of the required cooling-off period under Rule 10b5-1. The Gelfond Plan will terminate on June 25, 2027, or earlier if all shares under the Gelfond Plan have been sold. This trading arrangement is intended to satisfy the affirmative defense of Rule 10b5-1(c).

On September 14, 2026, Natasha Fernandes, the Company’s Chief Financial Officer, terminated a Rule 10b5-1 trading arrangement adopted on June 26, 2026 that was intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 30,000 common shares of the Company. As of the date of termination, Ms. Fernandes had not sold any common shares under the plan.

No other Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as defined in Item 408) were adopted or terminated by any directors or officers of the Company during the third quarter of 2026.

Item 6.    Exhibits

Exhibit No.	Description
+10.1	Third Amending Agreement, dated as of August 19, 2026, between IMAX Corporation and Robert D. Lister.

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 5, 2026, by Richard L. Gelfond

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 5, 2026, by Natasha Fernandes

32.1**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 5, 2026, by Richard L. Gelfond

32.2**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 5, 2026, by Natasha Fernandes

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101. PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*Filed herewith.
**Furnished herewith.
+Management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAX CORPORATION

Date: November 5, 2026	By:	/s/ NATASHA FERNANDES
Natasha Fernandes
Chief Financial Officer & Executive Vice President
(Principal Financial Officer)

Date: November 5, 2026	By:	/s/ JOSE ZLATAR
Jose Zlatar
Senior Vice-President, Finance & Controller
(Principal Accounting Officer)